Form 10-Q
period 2004-06-30
NUVASIVE INC
filed 2004-08-13
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50744

NUVASIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10065 Old Grove Road, San Diego, CA	92131
(Address of principal executive offices)	(Zip code)

(858) 271-7070
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of July 31, 2004, there were  23,783,997 shares of the registrant’s common stock outstanding.

NUVASIVE , INC.

Form 10-Q- QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I.    FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$28,994	$5,631
Short-term investments	38,619	4,017
Accounts receivable, net	4,910	3,728
Inventory, net	4,853	5,048
Prepaid expenses and other current assets	943	428
Total current assets	78,319	18,852
Property and equipment, net	3,685	3,390
Notes receivable from employee	—	21
Other assets	66	108
Total assets	$82,070	$22,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,503	$5,036
Accrued payroll and related expenses	2,685	2,242
Current portion of notes payable	—	3,493
Current portion of obligations under capital leases	172	306
Total current liabilities	7,360	11,077
Notes payable, less current portion	—	1,202
Obligations under capital leases, less current portion	—	22
Commitments and contingencies
Stockholders equity:
Preferred stock, $.001 par value; 5,000 and 33,347 shares authorized, none and 31,586 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	32
Common stock, $.001 par value;70,000 and 49,200 shares authorized, 23,724 and 2,279 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	24	4
Additional paid-in capital	152,859	75,044
Notes receivable from stockholders	—	(188)
Deferred compensation	(5,226)	(566)
Accumulated deficit	(72,947)	(64,256)
Total stockholders’ equity	74,710	10,070
Total liabilities and stockholders’ equity	$82,070	$22,371

See accompanying notes

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
MAS	$6,171	$2,636	$10,974	$4,700
Classic Fusion	2,638	2,859	5,423	5,244
Total revenues	8,809	5,495	16,397	9,944
Cost of goods sold	2,481	1,624	4,685	3,257

Gross profit	6,328	3,871	11,712	6,687
Operating expenses:
Research and development	2,129	1,335	4,082	2,825
Sales and marketing	4,691	2,856	8,282	5,117
General and administrative	2,118	1,565	3,972	3,284
Stock-based compensation	1,845	93	3,978	144
Total operating expenses	10,783	5,849	20,314	11,370
Interest income	77	22	103	57
Interest expense	(88)	(71)	(182)	(108)
Other income (expense), net	—	4	(11)	7
Net loss attributable to common stockholders	$(4,466)	$(2,023)	$(8,692)	$(4,727)

Historical net loss per share:
Basic and diluted (1)	$(0.34)	$(1.26)	$(1.17)	$(2.93)
Weighted average shares- basic and diluted	13,188	1,609	7,418	1,613

Stock-based compensation is allocated as follows:
Research and development	845	81	1,458	121
Sales and marketing	487	7	1,210	9
General and administrative	513	5	1,310	14
	$1,845	$93	$3,978	$144

See accompanying notes

(1) As a result of the conversion of our preferred stock into 12,724,363 shares of our common stock upon completion of our initial public offering in May 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above.  Please refer to Note 3 for unaudited pro forma basic and diluted net loss per share calculations for the periods presented.

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net loss	$(8,692)	$(4,727)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,157	883
Amortization of loan fees	5	14
Stock-based compensation	3,968	178
Interest expense for the warrants issued in conjunction with debt	48	17
Unrealized (loss) on short-term investment	(4)	—
Allowance for doubtful accounts	163	101
Allowance for excess and obsolete inventory	60	120
Forgiveness of notes and interest due from related parties	209	149
Changes in operating assets and liabilities:
Accounts receivable	(1,346)	(1,279)
Inventory	135	(1,189)
Other assets	(477)	462
Accounts payable and accrued liabilities	(534)	167
Accrued payroll and related expenses	444	(62)
Net cash used in operating activities	(4,864)	(5,166)

Investing Activities:
Purchases of property and equipment	(1,452)	(900)
Purchase of short-term investments	(38,619)	—
Proceeds from sales of short-term investments	4,017	—
Net cash used in investing activities	(36,054)	(900)

Financing Activities:
Proceeds from notes payable	1,364	1,043
Payments of notes payable	(6,059)	(371)
Payments of capital leases	(156)	(278)
Issuance of common stock for cash	—	16
Net proceeds from intital public offering	69,132	—
Conversion of preferred stock to common stock	32	—
Net proceeds from issuance of convertible preferred stock	(32)	8,800
Net cash flows provided by financing activities	64,281	9,210

Net increase in cash	23,363	3,144

Cash and equivalents at beginning of period	5,631	6,906

Cash and equivalents at end of period	$28,994	$10,050

See accompanying notes

NuVasive, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997.  The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment.  The Company began commercializing its products in 2001.  Its current principal product offerings include a surgical platform called maximum access surgery, or MAS, and classic fusion products.  MAS combines Neurovision, a nerve avoidance system, MaXcess, a minimally invasive surgical system, and specialized implants.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results for the three- and six-month periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for year ended December 31, 2003, included in NuVasive, Inc.’s Prospectus filed by the Company pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-1, as amended (file no. 333-113344) with the Securities and Exchange Commission on May 13, 2004.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004.  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

3. Net Loss Per Share

NuVasive computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (“EPS”).  Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchases of 405,000 shares, 301,000 shares, 375,000 shares and 301,000 shares for the six months ended June 30, 2003 and 2004 and the three months ended June 30, 2003 and 2004, respectively.  Since NuVasive has experienced losses for all periods presented use of common stock equivalents calculated using the treasury method would be anti-dilutive and therefore the number of shares calculated for basic loss per share is also used for the diluted loss per share calculation.

The unaudited pro forma shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average common shares subject to repurchase, and including the assumed conversion of all outstanding shares of Preferred Stock into shares of common stock using the as-if converted method as of the date of issuance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Historical:
Numerator:
Net loss attributable to common stockholders	$(4,466)	$(2,023)	$(8,692)	$(4,727)

Denominator:
Weighted average common shares	13,489	1,819	7,719	1,809
Weighted average unvested common shares subject to repurchase	(301)	(210)	(301)	(196)
Denominator for basic and diluted net loss per share	13,188	1,609	7,418	1,613
Basic and diluted net loss per share	$(0.34)	$(1.26)	$(1.17)	$(2.93)

Pro forma:
Numerator:
Net loss used above	$(4,466)	$(2,023)	$(8,692)	$(4,727)

Denominator:
Shares used above	13,188	1,609	7,418	1,613
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	6,012	12,529	9,369	12,529
	19,200	14,138	16,787	14,142

Pro forma basic and diluted net loss per share	$(0.23)	$(0.14)	$(0.52)	$(0.33)

4. Comprehensive Loss

The components of comprehensive loss as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were unrealized losses on cash equivalents and short-term investments of $4,000.

5. Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options.  Under APB 25, if the exercise price of the Company’s employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, the Company records deferred compensation for the difference.

Option or stock awards issued to non-employees are recorded at their fair value as determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock –Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123, as amended by SFAS 148.  The pro forma effects of stock-based compensation on net loss and net loss per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions for the six and three months ended June 30, 2003 and 2004 respectively: risk-free interest rate of 3.2%, 3.2%, 3.0% and 2.7%; dividend yield of 0%; volatility of 60% and an expected option life of 5 years.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(4,466)	$(2,023)	$(8,692)	$(4,727)
Add: Stock-based employee compensation expense included in net loss	1,249	16	3,131	27
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(1,188)	(62)	(3,807)	(118)
Pro-forma net loss attributable to common stockholders	$(4,405)	$(2,069)	$(9,368)	$(4,818)

Basic and diluted net loss per share as reported	$(0.34)	$(1.26)	$(1.17)	$(2.93)
Basic and diluted pro forma net loss per share	$(0.33)	$(1.29)	$(1.26)	$(2.99)

6. Reclassifications

Certain reclassifications have been made for consistent presentation.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements May Prove Inaccurate

This report and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and in our Prospectus filed with the Securities and Exchange Commission, or SEC, on May 13, 2004, and the other documents we file with the SEC, including our most recent reports on Forms 10-K, 10-Q and 8-K. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

Background

We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. From our incorporation in 1997 through 2000, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of identification of potential products, recruiting qualified personnel and raising capital. Our current principal product offering includes a minimally disruptive surgical platform that we call maximum access surgery, or MAS, as well as classic fusion products. MAS combines NeuroVision, MaXcess and specialized implants. Our classic fusion portfolio is comprised of a range of products, including bone allografts, which are human bone that has been processed and precision shaped for transplant, and spine implants such as rods, plates and screws that are necessary for a variety of spine surgery procedures. Our products are designed to address the fast growing spine market with a focus on minimally disruptive spine surgery techniques. All of our currently marketed products have been cleared by the FDA. In 2001, we began to commercialize our nerve avoidance and classic fusion products. We began commercial distribution of MaXcess in the fourth quarter of 2003. Our latest product offering, the SpheRx pedicle screw system, is planned to begin commercial distribution in the third quarter of 2004.

Since inception, we have been unprofitable. We incurred net losses of approximately $18.2 million in 2001, $15.1 million in 2002, $10.1 million in 2003 and $8.7 million in the first six months of 2004. As of June 30, 2004, we had an accumulated deficit of $72.9 million.

Revenues

From inception to June 30, 2004, we have recognized $53.9 million in revenue from sales of our products. As of June 30, 2004, our products have been used in over 22,000 surgeries.

Our revenues are derived from the sale of medical products in two principal categories:

•                  MAS Platform . Our MAS revenues primarily consist of sales of disposable sets for use with our NeuroVision system, instruments and disposables used with MaXcess, and specialized implants used during surgery.

•                  Classic Fusion. Our classic fusion revenues primarily consist of the sales of allograft implants, facet screws and surgical mesh.

The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. To date we have sold only 12 NeuroVision systems and have derived less than 5% of our revenues from the sale of such systems. We do not expect these sales to contribute significantly to our revenues in the future because we intend to continue to  (i) loan these systems to hospitals and surgeons who purchase our disposables and implants for use in individual procedures or (ii) place these systems with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of our disposables and implants. In the event that a hospital or surgeon does not meet its minimum monthly purchase commitments, our sole remedy is to remove our NeuroVision system.

Our implants, disposables and instruments are sold and shipped from inventories at our facility or from limited disposable inventories that are stored at our distributors’ sites. We invoice hospitals a fee for using MaXcess instruments and for any disposables or implants upon receiving notice of product use or implantation. For NeuroVision, we generally place the system in hospitals free of charge and allow it to remain on-site provided the hospital orders a minimum monthly quantity of our nerve avoidance disposable products. In addition, we have a program pursuant to which we loan, from a pool of fixed assets, NeuroVision systems to hospitals without charge to support individual surgical procedures. We derive revenue from the sales of disposables and/or implants used in these procedures.

Sales and Marketing

Substantially all of our operations are located in the United States and nearly all of our sales to date have been generated in the United States. We distribute our products through independent agencies. The independent agencies provide a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales and product placements in their territories. The commissions are reflected in our statement of operations within the selling and marketing expense line. We expect to continue to expand our distribution channel both by adding additional distributors and exploring alternative distribution strategies.

We expect to increase the amounts we spend on sales and marketing for the foreseeable future. These increased amounts will be directed towards expanding and training our distribution channels, promoting awareness of our products and providing training to surgeons. These amounts will also be used to compensate our independent sales agents related to sales of our products. To date, the majority of our revenues have been derived from the sale of disposables and implants. We expect this trend to continue in the near term.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates including those related to product returns, bad debts, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.    We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin No. 104 Revenue Recognition, which requires that four basic criteria must be met before revenues can be recognized; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Specifically, revenue from the sale of our implants and disposables is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to customers who immediately accept title. Revenue from the sale of our NeuroVision systems and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers. As a result of this review the allowance is adjusted on a specific identification basis. Increases to the allowance for doubtful accounts result in a corresponding expense. We maintain a large customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the healthcare industry were to deteriorate, resulting in an impairment of our customers’ ability to make payments, significant additional allowances could be required.

Excess and Obsolete Inventory.    We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have a three-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our MAS inventory, which consists primarily of disposables, NeuroVision units and MaXcess instrument sets, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.

Property, Plant and Equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed based on the estimated useful lives of two to seven years for machinery and equipment and generally three years for instruments using the straight-line method. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount.

Accounting for Income Taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2003 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto included elsewhere in our Prospectus filed with the Securities and Exchange Commission on May 13, 2004, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

Comparison of Three and Six Months ended June 30, 2004 vs. Three and Six Months ended June 30, 2003

The following table sets forth our results of operations expressed as a percentage of total revenues, for the three months ended June 30, 2003 and 2004 and for the six months ended June 30, 2003 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
MAS	70%	48%	67%	47%
Classic Fusion	30	52	33	53
Total revenues	100	100	100	100
Cost of goods sold	28	30	29	33

Gross profit	72	70	71	67
Operating expenses:
Research and development	24	24	25	28
Sales and marketing	53	52	51	51
General and administrative	24	28	24	33
Stock-based compensation	21	2	24	1
Total operating expenses	122	106	124	114
Interest income	1	0	1	1
Interest expense net	(1)	(1)	(1)	(1)
Net loss	(51)%	(37)%	(53)%	(48)%

Comparison of Three Months ended June 30, 2004 vs. the three months ended June 30, 2003

Revenues

Total revenues. Total revenues increased $3.3 million, or 60% from $5.5 million in the second quarter of 2003 to $8.8 million in the second quarter of 2004.

MAS.  MAS revenue increased $3.6 million, or 134%, from $2.6 million in the second quarter of 2003 to $6.2 million in the second quarter of 2004.  The increase is attributable to continued market acceptance of our MAS products, including MaXcess and Neurovision disposables, and purchases of our MAS implants as an alternative to human allograft.   MAS revenue accounted for 70% of total revenues in the second quarter of 2004 compared to 48% of total revenues in the second quarter of 2003.  We expect our MAS products will continue to be a significant contributor of our total revenue for the foreseeable future.

Classic Fusion.  Classic fusion revenue decreased  $221,000, or 8%, from $2.9 million in the second quarter of 2003 to $2.6 million in the second quarter of 2004.    This decrease is attributable to a shift in market demand away from bone allograft to our specialized MAS implants.   We expect that demand for our allograft will continue but the revenue will decrease as a relative percentage of our total revenues.  Classic fusion revenue accounted for 30% of total revenues in the second quarter of 2004 compared to 52% of total revenues in the second quarter of 2003.

Cost of Goods Sold

Cost of goods sold increased $857,000, or 53%, from $1.6 million in the second quarter of 2003 to $2.5 million in the second quarter of 2004.  The increase is primarily due to increased product sales, specifically the related material costs.  Cost of goods sold as a percentage of total revenues decreased from 30% in the second quarter of 2003 to 28% in the second quarter of 2004.  The decrease is attributable to a shift in product mix to MAS products, which generally have lower material costs and therefore higher margins than our classic fusion products.

Gross Profit

Gross profit was $6.3 million , or 72% of revenues, in the second quarter of 2004 compared to $3.9 million, or 70% of revenues, in the second quarter of 2003.   The improvement in gross margin was due primarily to the shift in product mix from classic fusion to MAS products, which have significantly higher margins.  For second quarter of 2004, the gross margin for MAS was 77 % and classic fusion was 59%.  Our overall gross profit is subject to fluctuation based on the mix between MAS and classic fusion related products.

Operating Expenses

Research and Development.  Research and development expenses increased $794,000, or 59%, from $1.3 million in the second quarter of 2003 to $2.1 million in the second quarter of 2004.  The increase in research and development costs was due largely to an increase in employee related costs of  $213,000 due to additional personnel hired to support our product pipeline including the SpheRx Pedicle Screw product and Total Disc Replacement, $282,000 in materials to support current product development and $162,000 in shipping related expenses.  Research and development expense as a percentage of revenue was 24% for both the second quarter of 2004 and  2003.

Selling and Marketing.  Selling and marketing expenses increased $1.8 million, or 64%, from $2.9 million in the second quarter of 2003 to $4.7 million in the second quarter of 2004.  The increase in selling and marketing expenses resulted from commissions and employee related costs of  $1.4 million reflecting both increases in sales and number of sales representatives.  Additionally, the selling and marketing focus to market our MAS platform resulted in increased media expenses of $149,000 and increased expenses related to surgeon training of $251,000.  Selling and marketing expense as a percentage of revenue increased from 52% in the second quarter of 2003 to 53% in the second quarter of 2004.

General and Administrative.  General and administrative expenses increased $553,000, or 35%, from $1.6 million in the second quarter of 2003 to $2.1 million in the second quarter of 2004.  The increase in general and administrative expenses was due largely to legal expenses of $235,000 and  $211,000 in insurance expenses.  General and administrative expense as a percentage of total revenue decreased from 28% in the second quarter of 2003 to 24% in the second quarter of 2004.

Interest and Other Expense, Net

Interest and other expenses, net decreased  $34,000, or 76%, from $45,000 net expense in the second quarter of 2003 to $11,000 net expense in the second quarter of 2004.  The decrease is primarily due to interest earned on the investment of proceeds received from our initial public offering.

Comparison of the Six Months ended June 30, 2004 vs. the six months ended June 30, 2003

Revenues

Total revenues. Total revenues increased $6.5 million, or 65% from $9.9 million for the first six months of 2003 to $16.4 million for the first six months of 2004.

MAS.  MAS revenue increased $6.3 million, or 133%, from $4.7 million for the first six months of 2003 to $11.0 million in the first six months of 2004. The increase is attributable to continued market acceptance of our MAS products, including MaXcess and Neurovision disposables, and purchases of our MAS implants as an alternative to human allograft.   MAS revenue accounted for 67% of total revenues in the first six months of 2004 compared to 47% of total revenues in the first six months of 2003.  We expect MAS revenues to contribute greater than 60% of our total revenues in the future.

Classic Fusion.  Classic fusion revenue increased  $179,000, or 3%, from $5.2 million for the first six months ended June 30, 2003 to $5.4 million for the first six months of 2004.  Classic fusion revenue accounted for 33% of total revenues in the first six months of 2004 compared to 53% of total revenues in the first six months of 2003.

Cost of Goods Sold

Cost of goods sold increased  $1.4 million, or 44%, from $3.3 million for the first six months of 2003 to $4.7 million for the first six months of 2004.  The cost of sales increased as product sales increased, primarily in materials costs.  Cost of goods sold as a percentage of total revenues decreased from 33% in the first six months of 2003 to 29% in the first six months of 2004.  The decrease is attributable to the shift in product mix to MAS products, which generally have lower material costs than our classic fusion products.

Gross Profit

Gross Profit was $11.7 million, or 71% of revenues, for the first six months of 2004 compared to $6.7 million, or 67% of revenues, for the first six months of 2003.  We believe, based on selling prices relative to associated materials costs, that the gross margins are higher on our MAS products as compared to our classic fusion products.  As a result of the increased sales of our MAS products versus our classic fusion products, we have experienced improvements in our overall gross margin. For the six months ended June 30, 2004 gross margin for MAS was 78% and Classic Fusion was 58%.

Operating Expenses

Research and Development.  Research and development expenses increased $1.3 million, or 45%, from $2.8 million in the first six months of 2003 to $4.1 million in the first six months of 2004.  The increase in research and development costs was largely due to an increase in employee related costs of  $445,000 due to additional personnel hired to support the product pipeline including the SpheRx pedicle screw product and Total Disc Replacement, $306,000 in materials to support current product development and $320,000 in shipping expenses.  Research and development expense as a percentage of revenue decreased from 28% in the first six months of 2003 to 25% in the first six months of 2004.

Selling and Marketing.  Selling and marketing expenses increased $3.2 million , or 62%, from $5.1 million in the first six months of 2003 to $8.3 million in the first six months of 2004.  The increase in selling and marketing expenses resulted from higher commissions and employee related expenses of  $2.6 million due to both increased sales and number of sales representatives.  Additionally, the selling and marketing focus to market our MAS platform resulted in increased media expenses of $182,000 and increased expenses related to surgeon training of $457,000. Selling and marketing expense as a percentage of revenue remained constant at 51% of revenue for the first six months of 2003 and 2004.

General and Administrative.  General and administrative expenses increased $688,000, or 21%, from $3.3 million in the first six months of 2003 to $4.0 million in the first six months of 2004.  The increases are primarily due to legal expense and insurance expense of  $275,000 and $241,000, respectively.  General and administrative expense as a percentage of revenue decreased from 33% in the first six months of 2003 to 24% in the first six months of 2004.

Interest and Other Expense, Net

Interest and other expenses, net increased $46,000, or 105%, from $44,000 net expense in the first six months of 2003 to $90,000 net expense in the first six months of 2004.  The increase was primarily due to interest expense paid on outstanding debt.

Deferred Stock-Based Compensation

We have accounted for options granted to employees and directors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and related interpretations. As such, compensation expense is recorded on stock option grants based on the fair value of the options granted, which is estimated on the date of grant using an option-pricing model and it is recognized on an accelerated basis over the vesting period (typically four years). Deferred stock-based compensation recorded through June 30, 2004, was approximately $8.6 million, with accumulated amortization of approximately $3.4 million. The remaining approximately $5.2 million will be amortized over the vesting periods of the options, generally four years from the date of grant. We expect to record amortization expense for deferred stock-based compensation as follows:

Third quarter of 2004	$980,000
Fourth quarter of 2004	804,000
Fiscal year 2005	2,121,000
Fiscal year 2006	1,017,000
Fiscal year 2007	303,000
Total	$5,225,000

We have accounted for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an Interpretation of APB Opinion No. 15 and 25 . As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Compensation expense for options granted to non-employees amounted to $81,000 and $304,000 for the three months ended June 30, 2003 and 2004 respectively, and $122,000 and $543,000 for the six months ended June 30, 2003 and 2004, respectively. Compensation expense for options granted to non-employees amounted to $1 million for the period from January 1, 2003 to June 30, 2004. The amount of compensation expense to be recorded in the future for options granted to non-employees is subject to change each reporting period based upon changes in the fair value of our common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement.

Liquidity and Capital resources

Since our inception in 1997, we have incurred significant losses and as of June 30, 2004, we had an accumulated deficit of approximately $72.9 million. We have not yet achieved profitability, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million to date. In May 2004, we closed our initial public offering, resulting in proceeds to us, net of underwriting fees and offering costs, of approximately $69.1 million.

Cash, cash equivalents and short-term investments increased from $9.6 million at December 31, 2003 to $67.6 million at June 30, 2004.  The increase was due to net proceeds of approximately $69.1 million from our initial public offering in May of 2004, offset by cash used to fund our operations of $4.9 million, payment of notes payable of $4.7 million and purchases of fixed assets of  $1.5 million.

Net cash used in operating activities was $4.9 million in the first six months of 2004 compared to $5.2 million in the first six months of 2003.  The decrease in net cash used in operating activities of $300,000 was primarily due to an increase in cash receipts of $6.7 million and a decrease in inventory purchases of $1.7 million, which are offset by increased cash used to fund operations of $8.1 million.

Net cash used in investing activities was $36.1 million in the first six months of 2004 compared to $900,000 in the first six months of 2003.  The increase in cash used for investing activities is primarily due to the purchase of short-term investments with the proceeds of our initial public offering.  Additionally, our investment in fixed assets has increased by $1.5 million with the overall increase in the size of our business.

Net cash provided by financing activities increased from $9.2 million in the first six months of 2003 to $64.3 million in the first six months of 2004.  The increase in net cash provided by financing activities from the first six months of 2003 to 2004 was due primarily due to cash received from our initial public offering and offset by repayment of our outstanding bank debt of $6.1 million.

We believe that our current cash and cash equivalents, including the proceeds from our initial public offering, together with our short-term investments, the cash to be generated from expected product sales and our ability to draw down on our secured revolving line of credit, will be sufficient to meet our projected operating requirements for at least the next 12 months.

RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

To be commercially successful, we must convince spine surgeons that our products are an attractive alternative to existing surgical treatments of spine disorders.

We believe that spine surgeons may not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to conventional modalities of treating spine disorders. Surgeons may be slow to change their medical treatment practices for the following reasons, among others:

•    lack of experience with our products;

•    lack of evidence supporting additional patient benefits;

•    perceived liability risks generally associated with the use of new products and procedures;

•    availability of reimbursement within healthcare payment systems;

•    costs associated with the purchase of new products and equipment; and

•    the time that must be dedicated for training.

In addition, we believe that recommendations and support of our products by influential surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or from long-term data, surgeons and hospitals may not use our products. In such circumstances, we may not achieve expected revenues and may never become profitable.

If we are unable to create an installed base of our NeuroVision system with spine surgeons, our ability to commercialize our MaXcess system and complementary products will be negatively affected.

A key element of our business plan calls for us to create an installed base of our NeuroVision system with spine surgeons. Once our NeuroVision system is in use and demanded by a large number of spine surgeons, we believe our MaXcess system and other complementary products, all of which can be used in conjunction with NeuroVision, may provide a significant portion of future revenues. If we are unable to convince a significant number of spine surgeons to accept and use our NeuroVision system, we may be deprived of an opportunity to derive revenue from follow-on sales of our MaXcess system and complementary products. Even if we are successful in creating an installed base of our NeuroVision system, we cannot be certain that surgeons will purchase our MaXcess system and complementary products for use during surgery, thus depriving us of potential ongoing revenue. Further, we intend to place NeuroVision with spine surgeons who commit to perform a minimum number of surgeries per month using our system. If the number of spine surgeries actually performed is less than what we anticipate, our ability to generate revenues from the sale of our products may be negatively impacted.

If spine surgeons are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.

Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers, such as hospitals and surgeons that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products and related procedures.

To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

Adverse changes in reimbursement procedures by payors may impact our ability to market and sell our products.

Even if the use of our products is reimbursed by private payors and Medicare, adverse changes in payors’ policies toward reimbursement for our procedures would harm our ability to market and sell our products. We are unable to predict what changes will be made in the reimbursement methods used by payors. We cannot be certain that under prospective payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our products will be justified and incorporated into the overall cost of the procedure.

To the extent we sell our products internationally, we will face similar risks relating to adverse changes in reimbursement procedures and policies. Reimbursement and healthcare payment systems vary significantly among international markets. Our inability to obtain international reimbursement approval, or any adverse changes in the reimbursement policies of foreign payors, could negatively affect our ability to sell our products.

We are in a highly competitive market segment, face competition from large, well-established medical device manufacturers with significant resources, and may not be able to compete effectively.

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to NeuroVision, our nerve avoidance system, we compete with Medtronic Sofamor Danek, Inc., a wholly owned subsidiary of Medtronic, Inc., and Nicolet Biomedical, a VIASYS Healthcare company, among others. With respect to MaXcess, our minimally disruptive surgical system, our largest competitors are Medtronic Sofamor Danek, DePuy Spine, a Johnson & Johnson company, and Synthes-Stratec. We compete with many of the same companies with respect to our other products. At any time, other companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. If alternative treatments prove to be superior to our spine surgery products, adoption of our products could be negatively affected and our future revenues could suffer.

In addition, several of our competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•    significantly greater name recognition;

•    established relations with spine surgeons;

•    established distribution networks;

•    products supported by long-term clinical data;

•    greater experience in obtaining and maintaining United States Food and Drug Administration, or FDA, and other regulatory approvals for products and product enhancements;

•    greater resources for product research and development; and

•    greater experience in, and resources for, launching, marketing, distributing and selling products.

For these reasons, we may not be able to compete successfully against our current or potential future competitors and sales of our spine surgery products may decline.

We have limited sales and marketing experience and our sales and marketing efforts are largely dependent on third parties.

We currently have limited experience in marketing and selling our products. We have only been selling our products since 2001. We currently sell our products in the United States through distribution arrangements with a network of independent agents and sales representatives managed by our sales managers. As a result, we are dependent upon the sales and marketing efforts of our third-party sales agencies. We pay these agents and sales representatives a commission based on their product sales. To date, few of these agents or sales representatives are required to exclusively sell our products and may freely sell any other products, including products of our competitors.

As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales force. We plan to accomplish this by increasing our network of outside sales agencies. The establishment and development of a broader distribution network and sales force will be expensive and time consuming. Because of the intense competition for their services, we may be unable to identify additional qualified sales agencies and contract sales organizations. Further, we may not be able to enter into agreements with them on commercially reasonable terms, if at all. Even if we do enter into agreements with additional sales agencies and/or contract sales organizations, these parties may not commit the necessary resources to effectively market and sell our products and may not ultimately be successful in selling our products. Our financial condition and results of operations will be harmed if the marketing and sales efforts of our own employees, third-party sales agencies and contract sales organizations are unsuccessful.

We are dependent on single source suppliers and manufacturers for our devices and components, and the loss of any of these suppliers or manufacturers, or their inability to supply us with an adequate supply of materials could harm our business.

We rely on third-party suppliers and manufacturers to manufacture and supply our products. For example, we have a supply arrangement with Peak Industries, Inc. pursuant to which Peak is our exclusive supplier of NeuroVision systems. In the event Peak ceases to supply us, which it may do at any time, we would be forced to locate a suitable alternate supplier. Until we are able to engage an alternate supplier, and until such supplier is prepared to supply our required quantity of product, our ability to supply our customers will be severely limited, which could lead to decreased sales and harm to our reputation.

To be successful, our contract manufacturers must be able to provide us with the products and components of our systems in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain sufficient quantities of high quality components to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer. We currently use one or two manufacturers for each of our products. If any one or more of our manufacturers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenue.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved premarket approval application, or PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process. Any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA approval process. To date, all of our products have been cleared through the 510(k) process. We have no experience in obtaining PMA approval.

Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses. Certain of our products may be used by physicians for indications other than those cleared or approved by the FDA, but we cannot promote the products for such off-label uses.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products in foreign countries, we may be subject to rigorous regulation in the future. In such circumstances, we would rely significantly on our foreign independent sales agencies to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

We obtained clearance to offer all of our products through the FDA’s 510(k) clearance process. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires less in the way of long-term clinical studies. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Accordingly, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to latent and costly product liability litigation.

Modifications to our marketed products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with any of our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared product, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

If we or our suppliers fail to comply with the FDA’s quality system regulations, the manufacture of our products could be delayed.

We and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through unannounced inspections. If we or one of our suppliers fail a quality system regulations inspection or if any corrective action plan is not sufficient, the manufacture of our products could be delayed. We underwent an FDA inspection in August 2003 regarding our allograft implant business. During this inspection, the FDA issued a Form FDA 483, which is a notice of inspection observation. In April 2004, we underwent an FDA inspection focused on our medical device activities.  During this inspection, the FDA also issued a Form FDA 483. We believe we have taken sufficient corrective actions with respect to our documentation processes to rectify the concerns raised by the FDA, but there can be no assurance that our solution will satisfy the FDA or that we will not be subject to further enforcement action. The FDA may impose additional inspections or audits at any time. In addition, information gathered from this inspection likely will be forwarded to the FDA’s Center for Biologics Evaluation and Research, which could conclude that our quality system is improperly validated or not otherwise in compliance with applicable regulations. Such a finding potentially could disrupt our business, harm our reputation and adversely affect our sales.

Any failure in our efforts to train spine surgeons could significantly reduce the market acceptance of our products.

There is a learning process involved for spine surgeons to become proficient in the use of our products. It is critical to the success of our commercialization efforts to train a sufficient number of spine surgeons and to provide them with adequate instruction in the use of our products via trade shows and leads generated by our sales force. This training process may take longer than expected and may therefore affect our ability to increase sales. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you we will be successful in these efforts. If surgeons are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

Although we believe our training methods regarding surgeons are conducted in compliance with FDA and other applicable regulations, if the FDA determines that our training constitutes promotion of an unapproved use, they could request that we modify our training or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalty.

If we fail to properly manage our anticipated growth, our business could suffer.

Rapid growth of our business is likely to place a significant strain on our managerial, operational and financial resources and systems. While we anticipate hiring additional personnel to assist in the commercialization of our current products and the development of future products, there is no certainty that we will be able to successfully commercialize our products and meet our growth goals. We also anticipate that our current 20,000 square foot facility in San Diego, California, which is under lease until November 2004, will be insufficient to accommodate our expected growth. We anticipate needing to secure an additional 20,000 to 40,000 square feet of office, distribution and warehouse space in San Diego by November 2004. We may have difficulty securing this additional space on commercially reasonable terms, if at all.

To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively market our products to an increasing number of surgeons. We will also depend on our personnel to develop next generation technologies. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

We depend on a limited number of sources of human tissue for our allograft implants, and any failure to obtain tissue from these sources in a timely manner will interfere with our ability to effectively meet demand for our allograft implants.

Tissue Banks International, Inc. and U.S. Tissue and Cell (formerly Intermountain Tissue Center) collectively supplied us with all of our allograft implants in 2003, and will continue to be our only sources for the foreseeable future. The processing of human tissue into allograft implants is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft implants are at times in particularly short supply. We cannot be certain that our supply of allograft implants from Tissue Banks International and U.S. Tissue and Cell will be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain allograft implants from these sources in amounts sufficient to meet our needs, we may not be able to locate and engage replacement sources of allograft implants on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of allograft implants would significantly harm our revenues, which could cause the market price of our common stock to decline. We expect our revenues would continue to suffer at least until we are able to obtain a sufficient supply of allograft implants from a qualified new source.

Our allograft implants and technologies could become subject to significantly greater regulation by the FDA, which could disrupt our business.

Since 1997, the FDA has worked to establish a more comprehensive regulatory framework for allograft implants. The framework under FDA consideration could establish criteria for determining whether a particular human tissue-based product will be classified as human tissue, a medical device or a biologic drug. If the FDA decides to adopt and implement its proposed regulatory framework, one or more of our current allograft implants could be regulated to a much greater extent. For allograft implants regulated as medical devices, we may need to obtain clearance through the 510(k) process or approval through the PMA process if a grandfather approval clause is not adopted. For allograft implants regulated as biologics, we may need to obtain approval of a biologics license application.

To obtain the necessary approvals or clearances under the proposed regulatory framework, we would be required to submit premarket notifications, PMA applications and/or biologics license applications. The clinical testing in support of, and the preparation of, required applications would be time consuming and costly. In addition, the FDA could decide not to approve our applications. The FDA could also require us to stop marketing our current allograft implants pending their approval or clearance. The FDA may require post-market testing and surveillance to monitor the effects of approved allograft implants, may restrict the commercial applications of our allograft implants and may conduct periodic inspections of our facility and our suppliers’ facilities. The FDA may withdraw our product approvals or clearances if we do not comply with its regulatory standards or if we encounter problems after the initial marketing. If we encounter delays during the FDA approval process, the period during which we have the exclusive right to commercialize any allograft implants for which we have received patent protection would be shortened.

We may not be able to timely develop new products or product enhancements that will be accepted by the market.

Our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products. We cannot assure you that we will be able to successfully develop or market new products or that any of our future products will be accepted by the surgeons who use our products or the payors who financially support many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•    properly identify and anticipate surgeon and patient needs;

•    develop new products or enhancements in a timely manner;

•    obtain the necessary regulatory approvals for new products or product enhancements;

•    provide adequate training to potential users of our products;

•    receive adequate reimbursement notifications; and

•    develop an effective marketing and distribution network.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our business will suffer.

We are dependent on our senior management team, key clinical advisors and scientific personnel, and the loss of any of them could harm our business.

Our continued success depends in part upon the continued availability and contributions of our senior management team and the continued participation of our key clinical advisors. We have entered into employment agreements with Alexis V. Lukianov, Kevin C. O’Boyle, Keith Valentine, G. Rogan Fry, Patrick Miles, James J. Skinner, G. Bryan Cornwall and Jonathan D. Spangler, all members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. We also rely on the skills and talents of our scientific personnel because of the complexity of our products. The loss of members of our senior management, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our results of operations and financial condition. We have not obtained and do not expect to obtain key man life insurance on any of our senior managers.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could harm our business and operating results.

All of our operations are currently conducted at a single location that may be at risk from fire, earthquakes or other natural disasters.

We currently conduct all of our development and management activities at a single location in San Diego, California near known fire areas and earthquake fault zones. Our facility is located a short distance from the wildfires that destroyed many homes and businesses in San Diego County in 2003. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as a fire or an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations. The insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

Risks Related to Our Financial Results and Need for Financing

We have a limited operating history, have incurred significant operating losses since inception and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.

We were incorporated in Delaware in 1997, and since that time have focused primarily on research and development and seeking regulatory clearances to market our products. We began commercial sales of products in 2001 and we launched NeuroVision in November 2002 and MaXcess in November 2003. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability.  At June 30, 2004, we had an accumulated deficit of approximately $72.9 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

•    grow our internal and third-party sales and marketing forces to expand the penetration of our products in the United States;

•    increase our research and development efforts to improve upon our existing products and develop new product candidates; and

•    perform clinical research and trials on our existing products and product candidates.

As a result of these activities, we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•    surgeon and patient acceptance of our products;

•    results of clinical research and trials on our existing products and products in development;

•    demand and pricing of our products;

•    the mix of our products sold (i.e., profit margins differ between our products);

•    timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•    our ability to establish and maintain a productive sales force;

•    the ability of our suppliers to timely provide us with an adequate supply of materials and components;

•    regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•    the effect of competing technological and market developments;

•    our addition or termination of research programs or funding support;

•    levels of third-party reimbursement for our products;

•    interruption in the manufacturing or distribution of our products; and

•    changes in our ability to obtain FDA approval or clearance for our products.

Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance, without which we cannot begin to commercialize them. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we build our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We believe that our current cash and cash equivalents, including the proceeds from our recent public offering, together with our short-term investments, the cash to be generated from expected product sales and our ability to draw down on our secured revolving line of credit, will be sufficient to meet our projected operating requirements for at least the next 12 months. However, we may seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•    the revenues generated by sales of our products;

•    the costs associated with expanding our sales and marketing efforts;

•    the expenses we incur in manufacturing and selling our products;

•    the costs of developing new products or technologies;

•    the cost of obtaining and maintaining FDA approval or clearance of our products and products in development;

•    the number and timing of acquisitions and other strategic transactions;

•    the costs associated with our expansion;

•    the costs associated with increased capital expenditures; and

• unanticipated general and administrative expenses

As a result of these factors, we may seek to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. In these events, our ability to achieve our development and commercialization goals would be adversely affected.

Risks Related to Our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be extensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

The medical device industry is characterized by patent litigation and we could become subject to litigation which could be costly, result in the diversion of management’s time and efforts and require us to pay damages.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that our system, its components or the methods we employ in the use of our system are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents issued first. Because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in issued patents that our system may infringe. There could also be existing patents that one or more components of our system may inadvertently be infringing, of which we are unaware. As the number of participants in the market for spine disorder treatments grows, the possibility of patent infringement claims against us increases.

Any litigation or claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our system to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to commercialize one or more of our products.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. Currently, we maintain product liability insurance in the amount of $10 million. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay an amount in excess of policy limits, which would have to be paid out of cash reserves. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business.

We are currently involved in costly employment litigation and an adverse outcome may prevent certain of our employees from working for us or require us to pay significant damages.

We, certain of our officers and one of our former directors are currently involved in litigation with Medtronic, Inc. and its subsidiary, Medtronic Sofamor Danek. Medtronic filed suit in Tennessee in March 2001 alleging that we interfered with Medtronic’s non-competition agreements and proprietary information and confidentiality agreements by employing three former Medtronic employees: R. Lewis Bennett, our former director and vice president, Keith Valentine, our current executive vice president, and Patrick Miles, our current vice president of marketing.

Messrs. Bennett, Valentine and Miles, who were not named in the suit, filed an action in California against Medtronic in April 2001, seeking a judicial declaration that Medtronic’s non-competition agreements were void under California law, and claiming that Medtronic’s efforts to enforce such agreements violated California’s unfair competition law. We are not a party in the California action, but we agreed to indemnify Messrs. Bennett, Valentine and Miles for their legal expenses incurred in connection with this action. The Tennessee court has issued an injunction preventing further indemnification by us. In the event this injunction is reversed, we are prepared to continue to indemnify Messrs. Bennett, Valentine and Miles to the extent legally permissible.

Each of these lawsuits remains in the discovery phase and may proceed for an extended period of time. These lawsuits have resulted in significant expenses and have been, and are expected to continue to be, a diversion of management’s time and other resources. If Medtronic successfully asserts its claims against us, including claims that we encouraged or allowed individuals to bring with them confidential documents or information belonging to Medtronic, our operations could be significantly impacted, especially to the extent that it affects our ability to retain the services of Messrs. Bennett, Valentine and Miles in any meaningful capacity. Further, we will continue to incur expenses related to these lawsuits for their duration.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other medical device companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could severely harm our business.

Any claims relating to our improper handling, storage or disposal of biological, hazardous and radioactive materials could be time consuming and costly.

Our allograft implants and cadaver lab involve the controlled use of biological, hazardous and/or radioactive materials and waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and this liability could exceed our resources and any applicable insurance. We may have to incur significant costs to comply with future environmental laws and regulations.

Because allograft implants may entail a risk of injury to human recipients, we may be the subject of product liability claims regarding our allograft implants.

The development of allograft implants and technologies for human tissue repair and treatment may entail a risk of product liability claims because of the risk of injury and communicable disease to the human recipients, and substantial product liability claims may be asserted against us. Although we have not been the subject of any material product liability claims to date and have a $10 million insurance policy to cover potential claims, claims could arise in the future for which our insurance will not be adequate. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so which would harm our financial condition. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our reputation and ability to sell our products.

We or our suppliers may be the subject of claims for non-compliance with FDA regulations in connection with the processing or distribution of allograft implants.

It is possible that allegations may be made against us or against donor recovery groups or tissue banks, including those with which we have a contractual relationship, claiming that the acquisition or processing of tissue for allograft implants does not comply with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action against us, or could cause negative publicity for us or our industry generally. These actions or any negative publicity could cause us to incur substantial costs, divert the attention of our management from our business, harm our reputation and cause the market price of our shares to decline.

Risks Related to the Securities Markets and Ownership of Our Common Stock

We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•    volume and time of orders for our products;

•    the introduction of new products or product enhancements by us or our competitors;

•    disputes or other developments with respect to intellectual property rights;

•    our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•    product liability claims or other litigation;

•    quarterly variations in our or our competitor’s results of operations;

•    sales of large blocks of our common stock, including sales by our executive officers and directors;

•    announcements of technological or medical innovations for the treatment of spine pathology;

•    changes in governmental regulations or in the status of our regulatory approvals or applications;

•    changes in the availability of third-party reimbursement in the United States or other countries;

•    changes in earnings estimates or recommendations by securities analysts; and

•    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

Because of their significant stock ownership, our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.

Based on shares outstanding at June 30, 2004, our executive officers and directors, and their affiliates, in the aggregate, beneficially own approximately 39% of our outstanding common stock. As a result, these persons, acting together, will have the ability to significantly influence (or determine) the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

•    delaying, deferring or preventing a change in control of our company;

•    impeding a merger, consolidation, takeover or other business combination involving our company; or

•    causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

Future sales of our common stock may depress our stock price.

Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover the holders of approximately 14,313,295 shares of our common stock, including shares issuable upon the exercise of warrants, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our existing 1998 Stock Option/Stock Issuance Plan, and our 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance, subject to existing lock-up agreements.  If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

We have and will continue to incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, could result in increased costs to us. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, the Nasdaq National Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•    authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•    provide for a classified board of directors, with each director serving a staggered three-year term;

•    prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•    prohibiting our stockholders from making certain changes to our restated certificate of incorporation or restated bylaws except with 66 2 / 3 % stockholder approval; and

•    require advance written notice of stockholder proposals and director nominations.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our restated certificate of incorporation, restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to interest rate risk at June 30, 2004, is related to our investment portfolio and our borrowings which consist largely of debt instruments of the U.S. government and its agencies and in high quality corporate issuers.  Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.

We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 4.                                                           Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We, certain of our officers and one of our former directors are currently involved in two lawsuits against Medtronic, Inc. and its spine subsidiary, Medtronic Sofamor Danek. On March 13, 2001, Medtronic initiated a civil action against us in the Circuit Court of Shelby County, in Memphis, Tennessee, claiming that we had interfered with Medtronic’s contracts (including alleged non-competition agreements and proprietary information and confidentiality agreements) by employing three former Medtronic employees: R. Lewis Bennett, our former director and vice president, Keith Valentine, our executive vice president, and Pat Miles, our vice president, marketing. Medtronic sought, among other relief, an injunction preventing us from employing these individuals for a period of one to two years.

In response to the Medtronic lawsuit against us, and because of its potential impact on their livelihoods, Messrs. Bennett, Valentine and Miles, who were not named in the Tennessee suit, filed an action against Medtronic on April 13, 2001, in the United States District Court for the Southern District of California, seeking a judicial declaration that Medtronic’s non-compete agreements were void under California law, and claiming that Medtronic’s efforts to enforce them within California violated the state’s unfair competition law. We are not a party in the California action, but were indemnifying Messrs. Bennett, Valentine and Miles for their legal expenses incurred, until the Tennessee Court issued an injunction preventing further indemnification. Prior to that injunction, we made indemnification payments on behalf of Messrs. Bennett, Valentine and Miles in an aggregate amount of approximately $468,000.

Each of these lawsuits remains in the discovery phase, and may proceed for an extended period of time. Although the outcome of the lawsuits cannot be determined with certainty, we believe that we acted within the relevant law, which we believe to be the law of California, when we hired Messrs. Bennett, Valentine and Miles, two of whom were California residents, to work in our California facility. Because we did not violate California law when these individuals were hired, we intend to continue to vigorously defend ourselves against Medtronic’s claims and pursue our claims against Medtronic.

The lawsuits have resulted in significant expenses and are a diversion of management’s time and other resources. If Medtronic successfully asserts its claims against us, including claims that we encouraged or allowed individuals to bring with them or to use confidential documents or information belonging to Medtronic, our operations could be significantly impacted, especially to the extent that it affects our ability to retain the services of Messrs. Bennett, Valentine and Miles in any meaningful capacity.

Other than the immediately preceding discussion, we are not currently a party to any material legal proceedings.

Item 2.                                                           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the quarter ended June 30, 2004, we issued and sold the following unregistered securities:

•                  On April 21, 2004, we issued an aggregate of 27,400 shares of our common stock to consultants under our 1998 Stock Option/Stock Issuance Plan for consideration per share of $10.75.  The consideration was paid via services rendered to us.  The issuances of these shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such shares were our bona fide consultants and received the securities under our stock incentive plan. Appropriate legends were affixed to the share certificates issued in such transactions. Each of these recipients had adequate access, through employment or other relationships, to information about us.

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-113344) that was declared effective by the Securities and Exchange Commission on May 12, 2004. On May 18, 2004, 6,500,000 shares of common stock were sold on our behalf at an initial public offering price of $11.00 per share, for an aggregate offering price of $71.5 million, managed by Banc of America Securities LLC,

Lehman Brothers Inc., Thomas Weisel Partners LLC, and William Blair & Company, L.L.C.  On June 18, 2004, in connection with the exercise of the underwriters’ over-allotment option in part, 382,991 additional shares of common stock were sold on our behalf at the initial public offering price of $11.00 per share, for an aggregate offering price of $4.2 million. Following this sale, the offering terminated.

We paid to the underwriters underwriting discounts and commissions totaling approximately $5.3 million in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $2 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $7.3 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $68.4 million. Arda Minocherhomjee, one of our directors, is a managing director of William Blair Capital Partners, L.L.C., which is a member of the general partner of William Blair Capital Partners VII QP, L.P. and William Blair Capital Partners VII, L.P. William Blair & Company, L.L.C. was one of the underwriters of our initial public offering and received compensation for their services in connection therewith.  Other than this affiliation, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We expect to use a majority of the net proceeds from our initial public offering to expand our sales and marketing activities and to fund research and development relating to potential new products.  To a lesser extent, we expect to use the net proceeds to finance regulatory approval activities and for general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies. We have no commitments with respect to any acquisition or investment, and we are not currently involved in any negotiations with respect to any such transaction.

In addition, we used a portion of the net proceeds from our initial public offering to repay substantially all of our outstanding debt obligations of approximately $6.3 million.

As of the date of this prospectus, we cannot specify with certainty all of the particular uses for the net proceeds received in connection with our initial public offering. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our product development efforts, sales and marketing activities, technological advances, amount of cash generated or used by our operations and competition. Accordingly, our management will have broad discretion in the application of the net proceeds and investors will be relying on the judgment of our management regarding the application of the proceeds of the offering.

Pending the uses described above, we have invested the net proceeds from our initial public offering in short-term, interest-bearing, investment-grade securities.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

On April 2, 2004, our stockholders acted by written consent to approve an amendment to our 1998 Stock Option/Stock Issuance Plan to increase the authorized number of shares of our common stock available for issuance under the Plan to 4,280,000 shares.  Stockholders holding an aggregate of approximately 12,730,769 shares approved this matter and stockholders holding approximately 2,272,477 shares did not vote with respect to this matter.  There were no votes cast against this matter.

Item 6.                                                           Exhibits and Reports on Form 8-K.

(a)                                  Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation

3.2	Restated Bylaws

4.1(1)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among us and the other parties named therein

4.2(1)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among us and the other parties named therein

4.3(1)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among us and the other parties named therein

4.4(2)	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to the Registration Statement on Form S-1 of NuVasive, Inc. (Registration No. 333-113344) filed with the Securities and Exchange Commission on March 5, 2004.

(2)                                  Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of NuVasive, Inc. (Registration No. 333-113344) filed with the Securities and Exchange Commission on May 5, 2004.

*                                         These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)                                 Reports on Form 8-K:

There were no current reports on Form 8-K filed by NuVasive, Inc. during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVASIVE, INC.

Date: August 13, 2004	By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman, President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation

3.2	Restated Bylaws

4.1(1)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among us and the other parties named therein

4.2(1)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among us and the other parties named therein

4.3(1)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among us and the other parties named therein

4.4(2)	Specimen Common Stock Certificate

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to the Registration Statement on Form S-1 of NuVasive, Inc. (Registration No. 333-113344) filed with the Securities and Exchange Commission on March 5, 2004.

(2)                                  Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 of NuVasive, Inc. (Registration No. 333-113344) filed with the Securities and Exchange Commission on May 5, 2004.

*                                         These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.