Form 10-Q
period 2004-09-30
NUVASIVE INC
filed 2004-11-15
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☐   No  ☒

As of October 31, 2004, there were 23,872,748 shares of the registrant’s common stock outstanding.

NUVASIVE , INC.

Form 10-Q- QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003
Notes to Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Risk Factors
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.                    Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$18,238	$5,631
Short-term investments	45,535	4,017
Accounts receivable, net	5,570	3,728
Inventory, net	7,328	5,048
Prepaid expenses and other current assets	643	428
Total current assets	77,314	18,852
Property and equipment, net	3,449	3,390
Notes receivable from employee	—	21
Other assets	76	108
Total assets	$80,839	$22,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,341	$5,036
Accrued payroll and related expenses	2,421	2,242
Current portion of notes payable	—	3,493
Current portion of obligations under capital leases	107	306
Total current liabilities	7,869	11,077
Notes payable, less current portion	—	1,202
Obligations under capital leases, less current portion	—	22
Commitments and contingencies
Stockholders equity:
Preferred stock, $.001 par value; 5,000 and 33,347 shares authorized, none and 31,586 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	32
Common stock, $.001 par value;70,000 and 49,200 shares authorized, 23,787 and 2,279 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	24	4
Additional paid-in capital	152,897	75,044
Notes receivable from stockholders	—	(188)
Deferred compensation	(4,246)	(566)
Accumulated deficit	(75,705)	(64,256)
Total stockholders’ equity	72,970	10,070
Total liabilities and stockholders’ equity	$80,839	$22,371

See accompanying notes

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
MAS	$8,043	$3,351	$19,017	$8,051
Classic Fusion	2,141	2,725	7,564	7,969
Total revenues	10,184	6,076	26,581	16,020
Cost of goods sold	2,624	1,683	7,309	4,940

Gross profit	7,560	4,393	19,272	11,080
Operating expenses:
Research and development	2,164	1,476	6,246	4,301
Sales and marketing	4,881	3,329	13,164	8,446
General and administrative	2,254	1,339	6,226	4,623
Stock-based compensation	1,266	193	5,244	337
Total operating expenses	10,565	6,337	30,880	17,707
Interest income	282	40	385	97
Interest expense	(33)	(61)	(215)	(169)
Other income (expense), net	—	128	(11)	135
Net loss attributable to common stockholders	$(2,756)	$(1,837)	$(11,449)	$(6,564)

Historical net loss per share:
Basic and diluted (1)	$(0.12)	$(.45)	$(.89)	$(1.62)
Weighted average shares- basic and diluted	23,494	4,076	12,859	4,047

Stock-based compensation is allocated as follows:
Research and development	$480	$144	$1,963	$267
Sales and marketing	384	45	1,594	54
General and administrative	402	4	1,687	16
	$1,266	$193	$5,244	$337

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

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net loss	$(11,449)	$(6,564)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,574	1,399
Stock-based compensation	4,942	390
Interest expense for the warrants issued in conjunction with debt	72	25
Unrealized (loss) on short-term investment	(5)	—
Allowance for doubtful accounts	265	158
Allowance for excess and obsolete inventory	98	176
Gain (loss) on sale of fixed assets and intellectual property	147	(81)
Forgiveness of notes and interest due from related parties	209	219
Changes in operating assets and liabilities:
Accounts receivable	(2,107)	(1,655)
Inventory	(2,378)	(976)
Other assets	(183)	570
Accounts payable and accrued liabilities	305	543
Accrued payroll and related expenses	179	150
Net cash used in operating activities	(8,331)	(5,646)

Investing Activities:
Purchases of property and equipment	(1,779)	(1,446)
Purchase of short-term investments	(45,535)	(5,586)
Proceeds from sales of short-term investments	4,017	—
Net cash used in investing activities	(43,297)	(7,032)

Financing Activities:
Proceeds from notes payable	1,364	2,469
Payments of notes payable	(6,059)	(552)
Payments of capital leases	(221)	(423)
Issuance of common stock for cash	1,060	19
Net proceeds from intital public offering	68,091	—
Proceeds from notes receivable from stockholder	—	37
Conversion of preferred stock to common stock	32	—
Net proceeds from issuance of convertible preferred stock	(32)	9,915
Net cash flows provided by financing activities	64,235	11,465

Net increase (decrease) in cash and cash equivalents	12,607	(1,213)

Cash and equivalents at beginning of period	5,631	6,906

Cash and equivalents at end of period	$18,238	$5,693

See accompanying notes

NuVasive, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997.  The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment.  The Company began commercializing its products in 2001.  Its current principal product offerings include a surgical platform called maximum access surgery, or MAS, and classic fusion products.  MAS combines Neurovision, a nerve avoidance system, MaXcess, a minimally invasive surgical system, and specialized implants such as SpheRx Pedicle Screw System.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results for the three- and nine-month periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for year ended December 31, 2003, included in NuVasive, Inc.’s Prospectus filed by the Company pursuant to Rule 424 (b) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-1, as amended (file no. 333-113344) with the Securities and Exchange Commission on May 13, 2004.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004.  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

3. Net Loss Per Share

NuVasive computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (“EPS”).  Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchases of 232,000 shares, 377,000 shares, 232,000 shares and 323,000 shares for the nine months ended September 30, 2004 and 2003 and the three months ended September 30, 2004 and 2003, respectively.  Since NuVasive has experienced losses for all periods presented, use of common stock equivalents calculated using the treasury method would be anti-dilutive and therefore the number of shares calculated for basic loss per share is also used for the diluted loss per share calculation.

The unaudited pro forma shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average common shares subject to repurchase, and including the assumed conversion of all outstanding shares of Preferred Stock into shares of common stock using the as-if converted method as of the date of issuance.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2004	2003	2004	2003
Historical:
Numerator:
Net loss attributable to common stockholders	$(2,756)	$(1,837)	$(11,449)	$(6,564)

Denominator:
Weighted average common shares	23,726	4,399	13,091	4,424
Weighted average unvested common shares subject to repurchase	(232)	(323)	(232)	(377)
Denominator for basic and diluted net loss per share	23,494	4,076	12,859	4,047
Basic and diluted net loss per share	$(0.12)	$(0.45)	$(0.89)	$(1.62)

Pro forma:
Numerator:
Net loss used above	$(2,756)	$(1,837)	$(11,449)	$(6,564)

Denominator:
Shares used above	23,494	4,076	12,859	4,047
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	12,718	6,223	12,718
Denominator for pro-forma basic and diluted net loss per share	23,494	16,794	19,082	16,765

Pro forma basic and diluted net loss per share	$(0.12)	$(0.11)	$(0.60)	$(0.39)

4. Comprehensive Loss

The components of comprehensive loss as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were unrealized losses on cash equivalents and short-term investments of $5,000.

5. Stock Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees , and related interpretations in accounting for its employee stock options.  Under APB 25, if the exercise price of the Company’s employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, the Company records deferred compensation for the difference.

Option or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock –Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123, as amended by SFAS 148.  The pro forma effects of stock-based compensation on net loss and net loss per share have been estimated at the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders as reported	$(2,756)	$(1,837)	$(11,449)	$(6,564)
Add: Stock-based employee compensation expense included in net loss	980	56	4,099	84
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(1,260)	(20)	(5,149)	(138)
Pro-forma net loss attributable to common stockholders	$(3,036)	$(1,801)	$(12,499)	$(6,618)

Basic and diluted net loss per share as reported	$(0.12)	$(0.45)	$(0.89)	$(1.62)
Basic and diluted pro forma net loss per share	$(0.13)	$(0.44)	$(0.97)	$(1.64)

6. Reclassifications

Certain reclassifications have been made for consistent presentation.

7. Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirements of Statement 123 (not Statement 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required.  Early adoption of Statement 123R is encouraged.  We will therefore be required to apply Statement 123R beginning July 1, 2005 and could choose to apply Statement 123 retroactively from January 1, 2005 to June 30, 2005 or we could choose to early adopt the proposed Statement.   The FASB plans to issue a final Statement on or around December 15, 2004.  We are currently evaluating the impact that this statement will have to our financial statements.

8. Subsequent Event

In October the Company signed a 7-year lease for a 62,000 square foot facility in San Diego.  Monthly lease payments will be approximately $100,000 and the lease term commences in December of 2005.

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

Overview

Background

We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. From our incorporation in 1997 through 2000, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of identification of potential products, recruiting qualified personnel and raising capital. Our current principal product offering includes a minimally disruptive surgical platform that we call maximum access surgery, or MAS, as well as classic fusion products. MAS combines NeuroVision, MaXcess, and other specialized implants including SpheRx Pedicle Screw System, which was introduced in the third quarter of 2004, including Our classic fusion portfolio is comprised of a range of products, including bone allografts, which are human bone that has been processed and precision shaped for transplant, and spine implants such as rods, plates and screws that are necessary for a variety of spine surgery procedures. Our products are designed to address the fast growing spine market with a focus on minimally disruptive spine surgery techniques. All of our currently marketed products have been cleared by the FDA. In 2001, we began to commercialize our nerve avoidance and classic fusion products. We began commercial distribution of MaXcess in the fourth quarter of 2003.

Since inception, we have been unprofitable. We incurred net losses of approximately $18.2 million in 2001, $15.1 million in 2002, $10.1 million in 2003 and $11.5 million in the first nine months of 2004. As of September 30, 2004, we had an accumulated deficit of $75.7 million.

Revenues

From inception to September 30, 2004, we have recognized $64.1 million in revenue from sales of our products. As of September 30, 2004, our products have been used in over 26,000 surgeries.

Our revenues are derived from the sale of medical products in two principal categories:

•      MAS Platform . Our MAS revenues primarily consist of sales of disposable sets for use with our NeuroVision system, instruments and disposables used with MaXcess, and specialized implants used during surgery.

•      Classic Fusion. Our classic fusion revenues primarily consist of the sales of bone allograft and metal cage implants.

The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. To date we have sold only 13 NeuroVision systems and have derived less than 5% of our revenues from the sale of such systems. We do not expect these sales to contribute significantly to our revenues in the future because we intend to continue to  (i) loan these systems to hospitals and surgeons who purchase our disposables and implants for use in individual procedures or (ii) place these systems with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of our disposables and implants. In the event that a hospital or surgeon does not meet its minimum monthly purchase commitments, our sole remedy is to remove our NeuroVision system.

Our implants, disposables and instruments are sold and shipped from inventories at our facility or from limited disposable inventories that are stored at our distributors’ sites. We invoice hospitals a fee for using certain instruments and for any disposables or implants upon receiving notice of product use or implantation. For NeuroVision, we generally place the system in hospitals free of charge and allow it to remain on-site provided the hospital orders a minimum monthly quantity of our nerve avoidance disposable products. In addition, we have a program pursuant to which we loan, from a pool of fixed assets, NeuroVision systems to hospitals without charge to support individual surgical procedures. We derive revenue from the sales of disposables and/or implants used in these procedures.

Sales and Marketing

Substantially all of our operations are located in the United States and nearly all of our sales to date have been generated in the United States. We distribute our products through independent agencies. The independent agencies provide a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales and product placements in their territories. The commissions are reflected in our statement of operations within the selling and marketing expense line. We expect to continue to expand our distribution channel.

We expect to increase the amounts we spend on sales and marketing for the foreseeable future. These increased amounts will be directed towards hiring additional sales management and training personnel, expanding and training our distribution channels, promoting awareness of our products and providing training to surgeons. These amounts will also be used to compensate our independent sales agents related to sales of our products. To date, the majority of our revenues have been derived from the sale of disposables and implants. We expect this trend to continue in the near term.

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

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.    We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria must be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Specifically, revenue from the sale of our implants and disposables is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to customers who immediately accept title. Revenue from the sale of our NeuroVision systems and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

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

Excess and Obsolete Inventory.    We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have a three-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our MAS inventory, which consists primarily of disposables, and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.

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

Results of Operations

Comparison of Three and Nine Months ended September 30, 2004 vs. Three and Nine Months ended September 30, 2003

The following table sets forth our results of operations expressed as a percentage of total revenues, for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
MAS	79%	55%	72%	50%
Classic Fusion	21	45	28	50
Total revenues	100	100	100	100
Cost of goods sold	26	28	27	31

Gross profit	74	72	73	69
Operating expenses:
Research and development	21	24	23	27
Sales and marketing	48	55	50	53
General and administrative	22	22	23	29
Stock-based compensation	12	3	20	2
Total operating expenses	104	104	116	111
Interest income	3	3	1	1
Interest expense net	0	(1)	(1)	(1)
Net loss	(27)%	(30)%	(43)%	(41)%

Comparison of Three Months ended September 30, 2004 vs. the three months ended September 30, 2003

Revenues

Total revenues. Total revenues increased $4.1 million, or 68%, from $6.1 million in the third quarter of 2003 to $10.2 million in the third quarter of 2004.

MAS.  MAS revenue increased $4.7 million, or 140%, from $3.4 million in the third quarter of 2003 to $8.0 million in the third quarter of 2004.  The increase is attributable to continued market acceptance of our MAS products, including MaXcess and Neurovision disposables, and purchases of our MAS implants.   MAS revenue accounted for 79% of total revenues in the third quarter of 2004 compared to 55% of total revenues in the third quarter of 2003.  We expect our MAS products will continue to be a significant contributor of our total revenue for the foreseeable future.

Classic Fusion.  Classic fusion revenue decreased  $584,000, or 21%, from $2.7 million in the third quarter of 2003 to $2.1 million in the third quarter of 2004.  This decrease is attributable to a shift in market demand away from bone allograft.  We expect that demand for our allograft will continue, but the associated revenue will decrease as a relative percentage of our total revenues.  Classic fusion revenue accounted for 21% of total revenues in the third quarter of 2004 compared to 45% of total revenues in the third quarter of 2003.

Cost of Goods Sold

Cost of goods sold increased $941,000, or 56%, from $1.7 million in the third quarter of 2003 to $2.6 million in the third quarter of 2004.  The increase is primarily due to increased product sales, specifically the related material costs.  Cost of goods sold as a percentage of total revenues decreased from 28% in the third quarter of 2003 to 26% in the third quarter of 2004.  The decrease is attributable to a shift in product mix to MAS products, which generally have lower material costs and therefore higher margins than our classic fusion products.

Gross Profit

Gross profit was $7.6 million , or 74% of revenues, in the third quarter of 2004 compared to $4.4 million, or 72% of revenues, in the third quarter of 2003.   The improvement in gross margin was due primarily to the shift in product mix from classic fusion to MAS products, which have significantly higher margins.  For the third quarter of 2004, the gross margin for MAS was 79% and classic fusion was 56%.  Our overall gross profit is subject to fluctuation based on the mix between MAS and classic fusion related products.

Operating Expenses

Research and Development.  Research and development expenses increased $688,000, or 47%, from $1.5 million in the third quarter of 2003 to $2.2 million in the third quarter of 2004.  The increase in research and development costs was due largely to an increase in employee related costs of  $310,000 due to additional personnel hired to support our product pipeline including the SpheRx Pedicle Screw product and Total Disc Replacement development, $90,000 in materials to support current product development and $170,000 in shipping related expenses.  Research and development expense as a percentage of revenue decreased from 24% in the third quarter of 2003 to 21% in the third quarter of 2004.

Selling and Marketing.  Selling and marketing expenses increased $1.5 million, or 47%, from $3.3 million in the third quarter of 2003 to $4.9 million in the third quarter of 2004.  The increase in selling and marketing expenses resulted from commissions and employee related costs of  $1.3 million reflecting both increases in sales and number of sales representatives.  Additionally, the selling and marketing focus to market our MAS platform resulted in increased media expenses of $132,000 and increased expenses related to surgeon training of $265,000.  Selling and marketing expense as a percentage of revenue decreased from 55% in the third quarter of 2003 to 48% in the third quarter of 2004.

General and Administrative.  General and administrative expenses increased $915,000, or 68%, from $1.3 million in the third quarter of 2003 to $2.3 million in the third quarter of 2004.  The increase in general and administrative expenses was due largely to insurance expenses of $228,000, public company expense of $116,000 and employee related expenses of $145,000.  General and administrative expense as a percentage of total revenue remained constant at 22% for the third quarter of 2003 and 2004.

Interest and Other Income, Net

Interest and other income, net increased  $142,000, or 133%, from $107,000 in the third quarter of 2003 to $249,000 in the third quarter of 2004.  The increase is primarily due to interest earned on the investment of proceeds received from our initial public offering.

Comparison of the Nine Months ended September 30, 2004 vs. the Nine Months ended September 30, 2003

Revenues

Total revenues. Total revenues increased $10.6 million, or 66%, from $16.0 million for the first nine months of 2003 to $26.6 million for the first nine months of 2004.

MAS.  MAS revenue increased $11.0 million, or 136%, from $8.1 million for the first nine months of 2003 to $19.0 million for the first nine months of 2004. The increase is attributable to continued market acceptance of our MAS products, including MaXcess and Neurovision disposables, and purchases of our MAS implants.   MAS revenue accounted for 72% of total revenues in the first nine months of 2004 compared to 50% of total revenues in the first nine months of 2003.  We expect MAS revenues to contribute greater than 70% of our total revenues in the future.

Classic Fusion.  Classic fusion revenue decreased  $405,000, or 5%, from $8.0 million for the first nine months ended September 30, 2003 to $7.6 million for the first nine months of 2004.  Classic fusion revenue accounted for 28% of total revenues in the first nine months of 2004 compared to 50% of total revenues in the first nine months of 2003.

Cost of Goods Sold

Cost of goods sold increased  $2.4 million, or 48%, from $4.9 million for the first nine months of 2003 to $7.3 million for the first nine months of 2004.  The cost of sales increased as product sales increased, primarily in materials costs.  Cost of goods sold as a percentage of total revenues decreased from 31% in the first nine months of 2003 to 27% in the first nine months of 2004.  The decrease is attributable to the shift in product mix to MAS products, which generally have lower material costs than our classic fusion products.

Gross Profit

Gross profit was $19.3 million, or 73% of revenues, for the first nine months of 2004 compared to $11.1 million, or 69% of revenues, for the first nine months of 2003.  The selling prices relative to associated materials costs are higher on our MAS products as compared to our classic fusion products resulting in a higher gross margin for MAS.  As a result of the increased sales of our MAS products versus our classic fusion products, we have experienced improvements in our overall gross margin. For the nine months ended September 30, 2004, gross margin for MAS was 78% and Classic Fusion was 58%.

Operating Expenses

Research and Development.  Research and development expenses increased $1.9 million, or 45%, from $4.3 million in the first nine months of 2003 to $6.2 million in the first nine months of 2004.  The increase in research and development costs was largely due to an increase in employee related costs of  $759,000 due to additional personnel hired to support the product pipeline including the SpheRx Pedicle Screw product and Total Disc Replacement, $237,000 in materials to support current product development and $490,000 in shipping expenses.  Research and development expense as a percentage of revenue decreased from 27% in the first nine months of 2003 to 23% in the first nine months of 2004.

Selling and Marketing.  Selling and marketing expenses increased $4.7 million , or 56%, from $8.4 million in the first nine months of 2003 to $13.2 million in the first nine months of 2004.  The increase in selling and marketing expenses resulted from higher commissions and employee related expenses of  $3.8 million due to both increased product sales and number of sales representatives.  Additionally, the selling and marketing focus to market our MAS platform resulted in increased media expenses of $201,000 and increased expenses related to surgeon training of $625,000. Selling and marketing expense as a percentage of revenue decreased from 53% in the first nine months of 2003 to 50% in the first nine months 2004.

General and Administrative.  General and administrative expenses increased $1.6 million, or 35%, from $4.6 million in the first nine months of 2003 to $6.2 million in the first nine months of 2004.  The increases are primarily due to legal expense of  $302,000 and insurance expense of  $469,000.  General and administrative expense as a percentage of revenue decreased from 29% in the first nine months of 2003 to 23% in the first nine months of 2004.

Interest and Other Income, Net

Interest and other income, net increased $96,000, or 152%, from $63,000 in the first nine months of 2003 to $159,000 in the first nine months of 2004.  The increase is primarily due to interest earned on the investment of proceeds received from our initial public offering.

Deferred Stock-Based Compensation

We have accounted for options granted to employees and directors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and related interpretations. As such, compensation expense is recorded on stock option grants based on the fair value of the options granted, which is estimated on the date of grant using an option-pricing model and it is recognized on an accelerated basis over the vesting period (typically four years). Deferred stock-based compensation recorded through September 30, 2004, was approximately $8.6 million, with accumulated amortization of approximately $4.4 million. The remaining approximately $4.2 million will be amortized over the vesting periods of the options, generally four years from the date of grant. We expect to record amortization expense for deferred stock-based compensation as follows:

Fourth quarter of 2004	$804,000
Fiscal year 2005	2,121,000
Fiscal year 2006	1,017,000
Fiscal year 2007	300,000
Total	$4,242,000

We have accounted for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services , and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an Interpretation of APB Opinion No. 15 and 25 . As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Compensation expense for options granted to non-employees amounted to $136,000 and $286,000 for the three months ended September 30, 2003 and 2004 respectively, and $253,000 and $831,000 for the nine months ended September 30, 2003 and 2004, respectively. Compensation expense for options granted to non-employees amounted to $1.3 million for the period from January 1, 2003 to September 30, 2004. The amount of compensation expense to be recorded in the future for options granted to non-employees is subject to change each reporting period based upon changes in the fair value of our common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement.

Liquidity and Capital resources

Since our inception in 1997, we have incurred significant losses and as of September 30, 2004, we had an accumulated deficit of approximately $75.7 million. We have not yet achieved profitability, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million to date. In May 2004, we closed our initial public offering, resulting in proceeds to us, net of underwriting fees and offering costs, of approximately $68.1 million.

Cash, cash equivalents and short-term investments increased from $9.6 million at December 31, 2003 to $63.8 million at September 30, 2004.  The increase was due to net proceeds of approximately $68.1 million from our initial public offering in May of 2004, offset by cash used to fund our operations of $8.3 million, proceeds from notes payable of $1.4 million, payment of notes payable of $6.1 million, proceeds from option and warrant exercises of $1.1 million, capital lease payments of $221,000 and purchases of fixed assets of  $1.8 million.

Net cash used in operating activities was $8.3 million in the first nine months of 2004 compared to $5.6 million in the first nine months of 2003.  The increase in net cash used in operating activities of $2.6 million was primarily due to an increase in inventory purchases of $3.4 million and an increase in cash used to fund operations of $9.6 million, which are offset by increased cash receipts of $10.4 million.

Net cash used in investing activities was $43.3 million in the first nine months of 2004 compared to $7.0 million in the first nine months of 2003.  The increase in cash used for investing activities is primarily due to the purchase of short-term investments with the proceeds of our initial public offering.  Additionally, our investment in fixed assets has increased by $1.8 million with the overall increase in the size of our business.

Net cash provided by financing activities increased from $11.5 million in the first nine months of 2003 to $64.2 million in the first nine months of 2004.  The increase in net cash provided by financing activities from the first nine months of 2003 to 2004 was due primarily due to cash received from our initial public offering and offset by repayment of our outstanding bank debt of $6.1 million.

We believe that our current cash and cash equivalents together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

An inability to create an installed base of our NeuroVision system with spine surgeons could negatively affect sales of our MaXcess system and complementary products.

Creating an installed base of our NeuroVision system with spine surgeons is a key element in our commercialization strategy.  Once our NeuroVision system is in use and demanded by a large number of spine surgeons, we believe our MaXcess system and other complementary products, all of which can be used in conjunction with NeuroVision, may provide a significant portion of future revenues.  Although MaXcess and our complementary products can be sold independent of NeuroVision, failure to convince a significant number of spine surgeons to accept and use our NeuroVision system would reduce our opportunities to generate sales of our products.  Even if we are successful in creating an installed base of our NeuroVision system, we cannot be certain that surgeons will purchase our MaXcess system and complementary products for use during surgery, thus depriving us of potential ongoing revenue.

We are dependent on single source suppliers and manufacturers for certain of our devices and components, and the loss of any of these suppliers or manufacturers, or their inability to supply us with an adequate supply of materials could harm our business.

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

We obtained clearance to offer our neurophysiology and implant products through the FDA’s 510(k) clearance process. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires less in the way of long-term clinical studies. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Accordingly, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to latent and costly product liability litigation.

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

We and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections. If we or one of our suppliers fail a quality system regulations inspection or if any corrective action plan is not sufficient, the manufacture of our products could be delayed. We underwent an FDA inspection in August 2003 regarding our allograft implant business, and another FDA inspection in April 2004 regarding our medical device activities.  In connection with these inspections, the FDA requested minor corrective actions, which we believe we have taken, but there can be no assurance the FDA will not subject us to further enforcement action. The FDA may impose additional inspections or audits at any time. In addition, information gathered from these inspections likely will be forwarded to the FDA’s Center for Biologics Evaluation and Research, which could conclude that our quality system is improperly validated or not otherwise in compliance with applicable regulations. Such a finding potentially could disrupt our business, harm our reputation and adversely affect our sales.

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

Tissue Banks International, Inc. and U.S. Tissue and Cell (formerly Intermountain Tissue Center) collectively supplied us with all of our allograft implants, and will continue to be our only sources for the foreseeable future. The processing of human tissue into allograft implants is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft implants are at times in particularly short supply. We cannot be certain that our supply of allograft implants from Tissue Banks International and U.S. Tissue and Cell will be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain allograft implants from these sources in amounts sufficient to meet our needs, we may not be able to locate and engage replacement sources of allograft implants on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of allograft implants would significantly harm our revenues, which could cause the market price of our common stock to decline. We expect our revenues would continue to suffer at least until we are able to obtain a sufficient supply of allograft implants from a qualified new source.

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

To obtain the necessary approvals or clearances under the proposed regulatory framework, we could be required to perform clinical testing in support of required applications which would be time consuming and costly. In addition, the FDA could decide not to approve our applications. The FDA could also require us to stop marketing our current allograft implants pending their approval or clearance. The FDA may require post-market testing and surveillance to monitor the effects of approved allograft implants, may restrict the commercial applications of our allograft implants and may conduct periodic inspections of our facility and our suppliers’ facilities. The FDA may withdraw our product approvals or clearances if we do not comply with its regulatory standards or if we encounter problems after the initial marketing. If we encounter delays during the FDA approval process, the period during which we have the exclusive right to commercialize any allograft implants for which we have received patent protection would be shortened.

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

We were incorporated in Delaware in 1997, and since that time have focused primarily on research and development and seeking regulatory clearances to market our products. We began commercial sales of products in 2001 and we launched NeuroVision in November 2002 and MaXcess in November 2003. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability.  At September 30, 2004, we had an accumulated deficit of approximately $75.7 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

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

• timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors

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

We believe that our current cash and cash equivalents, including the proceeds from our recent public offering, together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 12 months. However, we may seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

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

The medical device industry is characterized by patent litigation and we could become subject to litigation which could be costly, result in the diversion of management’s time and efforts, negatively effect our ability to develop new or improved products, and require us to pay damages.

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

In addition, certain product categories, including pedicle screws, have been the subject of significant litigation in recent years.  Since we sell pedicle screws and recently introduced our SpheRx Pedicle Screw System, any related litigation could harm our business.

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

Our suppliers or we may be the subject of claims for non-compliance with FDA regulations in connection with the processing or distribution of allograft implants.

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

Based on shares outstanding at September 30, 2004, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 59% of our outstanding common stock. As a result, these persons, acting together, would have the ability to significantly influence (or determine) the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

• delaying, deferring or preventing a change in control of our company;

• impeding a merger, consolidation, takeover or other business combination involving our company; or

• causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

Future sales of our common stock may depress our stock price.

Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market in the near future. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover the holders of approximately 14,313,295 shares of our common stock, including shares issuable upon the exercise of warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our existing 1998 Stock Option/Stock Issuance Plan, and our 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance.  If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

We have and will continue to incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, could result in increased costs to us. These rules require, among other things, costly implementation and testing of systems regarding internal controls over financial reporting. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of potential gain for the foreseeable future.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to interest rate risk at September 30, 2004, is related to our investment portfolio and our borrowings which consist largely of debt instruments of the U.S. government and its agencies and in high quality corporate issuers.  Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.

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

PART II.     OTHER INFORMATION

Item 1.                    Legal Proceedings.

Until recently, we have been involved in litigation with Medtronic Inc. regarding Medtronic’s claims that we interfered with its contracts (including alleged non-competition agreements and proprietary information and confidentiality agreements) by employing three former Medtronic employees, two of whom are current employees of ours and one of whom is a former member of our Board of Directors.  This litigation also involved a suit filed by the three individuals in California seeking a judicial order that the contracts at issue were void under California law.  We have assumed responsibility for all costs associated with this litigation incurred by us and the three individuals.

We recently agreed with Medtronic to settle all related litigation.  A settlement agreement to that effect has been signed and the actions have been dismissed.

Other than the immediately preceding discussion, we are not currently a party to any material legal proceedings.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The Registration Statement on Form S-1 (No. 333-113344) (the “Registration Statement”) relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 12, 2004.  Pursuant to this Registration Statement, we raised aggregate proceeds of approximately $75.7 million.  Of this amount, we paid approximately $5.3 million in underwriting fees and commissions, and approximately $2.3 million for offering-related expenses.  This resulted in approximate aggregate net proceeds of $68.1 and total expenses of approximately $7.6 million.  Arda Minocherhomjee, one of our directors, is a former principal of William Blair & Company, L.L.C. which was one of the underwriters of our initial public offering and received compensation for their services in connection therewith.  Other than this affiliation, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of September 30, 2004, we had used approximately $75,000 in connection with the acquisition of leased real estate facilities for our corporate offices, approximately $6.3 million for the repayment of outstanding indebtedness, and approximately $10.9 million to fund our operations.  In addition, we have invested approximately $45.5 million in short-term marketable securities.  The proceeds used to fund our operations included regular compensation for officers and directors.  The use of proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

Item 6.                    Exhibits.

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation

3.2(1)	Restated Bylaws

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among us and the other parties named therein

4.2(2)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among us and the other parties named therein

4.3(2)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among us and the other parties named therein

4.4(3)	Specimen Common Stock Certificate

10.1	Sublease between us and Gateway, Inc., dated October 12, 2004

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(2)           Incorporated by reference to our Registration Statement on Form S-1. (Registration No. 333-113344) filed with the Securities and Exchange Commission on March 5, 2004.

(3)           Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1. (Registration No. 333-113344) filed with the Securities and Exchange Commission on May 5, 2004.

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

NUVASIVE, INC.

Date: November 12, 2004	By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman, President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Restated Certificate of Incorporation

3.2(1)	Restated Bylaws

4.1(2)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among us and the other parties named therein

4.2(2)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among us and the other parties named therein

4.3(2)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among us and the other parties named therein

4.4(3)	Specimen Common Stock Certificate

10.1	Sublease between us and Gateway, Inc., dated October 12, 2004

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(2)           Incorporated by reference to our Registration Statement on Form S-1. (Registration No. 333-113344) filed with the Securities and Exchange Commission on March 5, 2004.

(3)           Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1. (Registration No. 333-113344) filed with the Securities and Exchange Commission on May 5, 2004.

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