Form 10-Q
period 2005-03-31
NUVASIVE INC
filed 2005-05-12
CIK 1142596

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50744

NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0768598 (I.R.S. Employer Identification No.)
4545 Towne Centre Court (Address of principal executive offices)	92121 (Zip code)
(858) 909-1800 (Registrant's telephone number, including area code)
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

Yes ☐    No ☒

        As of April 30, 2005, there were 24,059,127 shares of the registrant's common stock outstanding.

NUVASIVE, INC.
Form 10-Q—QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$16,371	$8,560
Short-term investments	36,188	50,593
Accounts receivable, net	7,893	6,770
Inventory, net	6,150	5,249
Prepaid expenses and other current assets	717	826

Total current assets	67,319	71,998
Property and equipment, net	12,296	8,725
Other assets	147	29

Total assets	$79,762	$80,752

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,417	$6,202
Accrued payroll and related expenses	2,465	3,135
Current portion of obligations under capital leases	5	5

Total current liabilities	10,887	9,342
Obligations under capital leases, less current portion	12	13
Commitments and contingencies
Stockholders equity:
Common stock, $.001 par value; 70,000 shares authorized, 24,036 and 23,951 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	24	24
Additional paid-in capital	153,688	153,323
Deferred compensation	(2,769)	(3,441)
Accumulated other comprehensive loss	(59)	(43)
Accumulated deficit	(82,021)	(78,466)

Total stockholders' equity	68,863	71,397

Total liabilities and stockholders' equity	$79,762	$80,752

See accompanying notes

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
MAS	$9,923	$4,804
Classic Fusion	3,141	2,784

Total revenues	13,064	7,588
Cost of goods sold	2,627	2,204

Gross profit	10,437	5,384
Operating expenses:
Research and development	2,159	1,562
Sales and marketing	7,455	3,722
General and administrative	3,779	2,123
Stock-based compensation	939	2,124

Total operating expenses	14,332	9,531
Interest income	336	25
Interest expense	4	(94)
Other income (expense), net	—	(11)

Net loss	$(3,555)	$(4,227)

Net loss per share:
Basic and diluted(1)	$(0.15)	$(2.33)

Weighted average shares—basic and diluted	23,881	1,816

Stock-based compensation is allocated as follows:
Research and development	$400	$623
Sales and marketing	264	727
General and administrative	275	774

	$939	$2,124

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

See accompanying notes

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	March 31,
	2005	2004
Operating activities:
Net loss	$(3,555)	$(4,227)
Adjustments to reconcile net loss to new cash used in operating activities:
Depreciation and amortization	681	551
Amortization of loan fees	—	22
Stock-based compensation	939	1,883
Allowance for doubtful accounts	128	75
Allowance for excess and obsolete inventory	70	98
Issuance of common stock and stock options to non-employees	—	241
Forgiveness of notes and interest due from related parties	—	209
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	(393)
Inventory	(971)	2,145
Prepaid expenses and other current assets	109	30
Other Assets	(118)	—
Accounts payable and accrued liabilities	2,215	(1,588)
Accrued payroll and related expenses	(670)	194

Net cash used in operating activities	(2,423)	(760)
Investing activities:
Purchases of property and equipment	(4,252)	(2,302)
Sales of short-term investments	33,612	—
Purchase of short-term investments	(19,223)	4,017

Net cash used in investing activities	10,137	1,715
Financing activities:
Proceeds from notes payable	—	1,664
Payment of notes payable	—	(275)
Payment of capital leases	(1)	(93)
Issuance of common stock	98	414
Net proceeds from initial public offering	—	(838)

Net cash provided by financing activities	97	872
Increase (decrease) in cash and cash equivalents	7,811	1,827
Cash and cash equivalents at beginning of period	8,560	5,631

Cash and cash equivalents at end of period	$16,371	$7,458

Supplemental schedule of cash flow information
Cash paid for interest	—	64

See accompanying notes

NuVasive, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

        NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current principal product offerings include a surgical platform called Maximum Access Surgery, or MAS, and classic fusion products. MAS combines NeuroVision, a nerve avoidance system, MaXcess, a unique split-blade design retraction system, and specialized implants such as CoRoent and SpheRx Pedicle Screw System. Our classic fusion portfolio is comprised predominantly of proprietary saline packaged bone allografts and metal mesh cages.

2. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in complete financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company's financial position and of the results for the three month periods presented.

        These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in NuVasive, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

3. Net Loss Per Share

        NuVasive computes net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchases of 134,000 shares, 157,000 shares for the three months ended March 31, 2005 and 2004. Since NuVasive has experienced losses for all periods presented, use of common stock equivalents calculated using the treasury method would be anti-dilutive and therefore the number of shares calculated for basic loss per share is also used for the diluted loss per share calculation.

        The unaudited pro forma shares used to compute basic and diluted net loss per share represent the weighted average common shares outstanding, reduced by the weighted average common shares subject to repurchase, and including the assumed conversion of all outstanding shares of Preferred Stock into shares of common stock using the as-if converted method as of the date of issuance.

	Three Months Ended March 31,
	2005	2004
Historical:
Numerator:
Net loss attributable to common stockholders	$(3,555)	$(4,227)

Denominator:
Weighted average common shares	24,015	1,973
Weighted average unvested common shares subject to repurchase	(134)	(157)

Denominator for basic and diluted net loss per share	23,881	1,816

Basic and diluted net loss per share	$(0.15)	$(2.33)

Pro forma:
Numerator:
Net loss used above	$(3,555)	$(4,227)
Denominator:
Shares used above	23,881	1,816
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	12,724

Denominator for pro-forma basic and diluted net loss per share	23,881	14,540

Pro forma basic and diluted net loss per share	$(0.15)	$(0.29)

4. Comprehensive Loss

        The components of comprehensive loss as required to be reported by SFAS No. 130, Reporting Comprehensive Income, include unrealized losses on cash equivalents and short-term investments of $60,000.

5. Stock Based Compensation

        The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of the Company's employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, the Company records deferred compensation for the difference.

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

        Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS 123, as amended by SFAS 148. The pro forma effects of stock-

based compensation on net loss and net loss per share have been estimated at the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions since the Company's initial public offering in May of 2004: risk free interest rates of 2.6% to 4.0%, dividend yields of 0%, expected volatility of 60% to 63%, and life of 5 years.

        The following table illustrates the effect on net losses if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net loss attributable to common stockholders as reported	$(3,555)	$(4,227)
Add: Stock-based employee compensation expense included in net loss	939	1,883
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(1,198)	(2,710)

Pro-forma net loss attributable to common stockholders	$(3,814)	$(5,054)

Basic and diluted net loss per share as reported	$(0.15)	$(2.33)

Basic and diluted pro forma net loss per share	$(0.16)	$(2.78)

6. Reclassifications

        Certain reclassifications have been made for consistent presentation.

1. Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required. The adoption of SFAS No. 123(R) will have a significant impact on the Company's earnings, however the adoption will not significantly impact the Company's financial position or cashflows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements May Prove Inaccurate

        This report and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as "believes," "anticipates," "estimates," "expects," "projections," "may," "potential," "plan," "continue" and words of similar import, constitute "forward-looking statements." The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the "Risk Factors" section contained below and in our Prospectus filed with the Securities and Exchange Commission, or SEC, on May 13, 2004, and the other documents we file with the SEC, including our most recent reports on Forms 10-K, 10-Q and 8-K. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

  Background

        We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused on applications in the over $2 billion U.S. spine fusion market. Our current principal product offering includes a minimally disruptive surgical platform that we call Maximum Access Surgery, or MAS™, as well as classic fusion implants.

        The MAS platform offers advantages for both patients and surgeons such as reduced surgery and hospitalization time and faster recovery. MAS combines three categories of our current product offerings—NeuroVision®, a proprietary software-driven nerve avoidance system, MaXcess®, a unique split-blade design retraction system and specialized implants, like SpheRx™ and CoRoent™—that collectively minimize soft tissue disruption during spine surgery while allowing maximum visualization and surgical reproducibility. Our classic fusion portfolio is comprised predominantly of proprietary saline packaged bone allografts and metal mesh cages. NuVasive also has a robust R&D pipeline emphasizing both MAS and motion preservation products such as Total Disc Replacement (TDR).

        Since inception, we have been unprofitable. We incurred net losses of approximately $15.1 million in 2002, $10.1 million in 2003 and $14.2 million in 2004. As of March 31, 2005, we had an accumulated deficit of $82.0 million.

  Revenues

        From inception to March 31, 2005, we have recognized $89.0 million in revenue from sales of our products. As of March 31, 2005, we estimate that our products have been used in over 34,000 surgeries.

        Our revenues are derived from the sale of medical products in two principal categories:

  •
  MAS Platform. Our MAS revenues primarily consist of sales of disposable sets for use with our NeuroVision system, instruments and disposables used with MaXcess, and specialized implants used during surgery, such as SpheRx and CoRoent.

  •
  Classic Fusion. Our classic fusion revenues primarily consist of the sales of bone allograft and metal cage implants.

        The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. To date we have derived less than 5% of our total revenues from the sale of MAS instrument sets and NeuroVision systems. We do not expect these sales to contribute significantly to our revenues in the future because we intend to continue to (i) loan these systems to hospitals and surgeons who purchase our disposables and implants for use in individual procedures or (ii) place these systems with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of our disposables and implants. In the event that a hospital or surgeon does not meet its minimum monthly purchase commitments, our sole remedy is to remove our NeuroVision system.

        Our implants, disposables and instruments are sold and shipped from inventories at our facility or from limited disposable inventories that are stored at our distributors' sites. We invoice hospitals a fee for using certain instruments and for any disposables or implants upon receiving notice of product use or implantation. For NeuroVision, we generally place the system in hospitals free of charge and allow it to remain on-site provided the hospital orders a minimum monthly quantity of our nerve avoidance disposable products. In addition, we have a program pursuant to which we loan, from a pool of fixed assets, NeuroVision systems to hospitals without charge to support individual surgical procedures. We derive revenue from the sales of disposables and/or implants used in these procedures.

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

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers. As a result of this review the allowance is adjusted on a specific identification basis. Increases to the allowance for doubtful accounts result in a corresponding expense. We maintain a relatively large customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the healthcare industry were to deteriorate, resulting in an impairment of our customers' ability to make payments, significant additional allowances could be required.

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

        Property, Plant and Equipment.    Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed based on the estimated useful lives of two to seven years for machinery and equipment and three years for loaner equipment using the straight-line method. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount.

        Accounting for Income Taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2005 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which our management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenues, for the three months ended March 31, 2005 and 2004.

	March 31, 2005	March 31, 2004
Revenues:
MAS	76%	63%
Classic fusion	24	37

Total revenues	100	100
Cost of goods sold	20	29

Gross profit	80	71
Operating expenses:
Research and development	17	21
Selling and marketing	57	49
General and administrative	29	28
Stock-based compensation	7	28

Total operating expenses	110	126
Loss from operations	(30)	(55)
Interest and other (expense), net	3	(1)

Net loss	(27)%	(56)%

Comparison of Three Months Ended, March 31, 2005 and 2004

  Revenues

        Total revenues.    Total revenues increased $5.5 million, or 72%, from $7.6 million in the first three months of 2004 to $13.1 million in the first three months of 2005.

        MAS.    MAS revenue increased $5.1 million, or 107%, from $4.8 million in the first three months of 2004 to $9.9 million in the first three months of 2005. The increase is attributable to continued market acceptance of our MAS products, including MaXcess and NeuroVision disposables, and purchases of our MAS implants. MAS revenue accounted for 76% of total revenues in the first three months of 2005 compared to 63% of total revenues in the first three months of 2004. We expect our MAS products will continue to be a significant contributor of our total revenue for the foreseeable future, which is consistent with our strategy.

        Classic Fusion.    Classic fusion revenue increased $357,000, or 13%, from $2.8 million in first three months of 2004 to $3.1 million in the first three months of 2005. The increase in classic fusion revenues was primarily due to increased sales of lumbar allograft. We currently expect that demand for our allograft will continue at or near the present level, but the associated revenue may decrease as a relative percentage of our total revenues. Classic fusion revenue accounted for 24% of total revenues in the first three months of 2005 compared to 37% of total revenues in the first three months of 2004.

  Cost of Goods Sold

        Cost of goods sold increased $423,000, or 19%, from $2.2 million in the first three months of 2004 to $2.6 million in the first three months of 2005. Cost of goods sold consists of purchased goods and overhead costs. The increase is primarily due to increased product sales, specifically the related material costs. Cost of goods sold as a percentage of total revenues decreased from 29% in the first three months of 2004 to 20% in the first three months of 2005. The decrease is attributable to a shift in product mix to MAS products, which generally have lower material costs and therefore higher margins than our classic fusion products.

  Gross Profit

        Gross profit in the first three months of 2005 was $10.4 million, or 80% of revenues, compared to $5.4 million, or 71% of revenues, in the first three months of 2004. The improvement in gross margin was due primarily to the shift in product mix from classic fusion to MAS products, which have significantly higher margins. For the first three months of 2005, the gross margin for MAS was 85% and classic fusion was 65%. Our overall gross profit is subject to fluctuation based on the mix between MAS and classic fusion related products.

  Operating Expenses

        Research and Development.    Research and development expenses increased $597,000, or 38%, from $1.6 million in the first three months of 2004 to $2.2 million in the first three months of 2005. Research and development expenses consist primarily of the cost of product research, product development, regulatory and clinical functions, and employee related expenses for personnel. The increase in research and development costs was largely due to an increase in employee related expenses of $320,000 as a result of additional personnel hired to support development of our product pipeline, including the SpheRx Pedicle Screw product and Total Disc Replacement development and $305,000 in materials to support current product development, offset by other cost decreases of $28,000. Research and development expense as a percentage of revenue decreased from 21% in the first three months of 2004 to 17% in the first three months of 2005.

        Sales and Marketing.    Sales and marketing expenses increased $3.7 million, or 100%, from $3.7 million in the first three months of 2004 to $7.5 million in the first three months of 2005. Sales and marketing expenses consist primarily of employee related expenses and commissions for personnel engaged in sales, marketing and customer support functions, along with advertising, tradeshow, and surgeon training expenses. The increase in sales and marketing expenses resulted from increased commissions, additional employee related costs of $2.5 million reflecting both increases in sales and number of sales representatives and an increase in shipping cost of $194,000. Additionally, the sales and marketing focus to market our MAS platform resulted in increased media expenses of $239,000 and increased expenses related to surgeon training of $469,000. Sales and marketing expense as a percentage of revenue increased from 49% in the first three months of 2004 to 57% in the first three months of 2005.

        General and Administrative.    General and administrative expenses increased $1.7 million, or 78%, from $2.1 million in first three months of 2004 to $3.8 million in the first three months of 2005. General and administrative expenses consist of employee related expenses for our administrative functions, third party professional service fees, facilities and insurance expenses. The increase in general and administrative expenses was due largely to the following increases: insurance expense of $191,000 for product liability and Director's and Officer's premiums, legal expense of $277,000, facilities rent and related expenses of $473,000, audit and tax services expenses of $84,000 and employee related expenses of $258,000 to support anticipated expansion. General and administrative expense as a percentage of total revenue increased from 28% in the first three months of 2004 to 29% in the first three months of 2005.

  Interest and Other Income, Net

        Interest and other income, net increased $420,000, or 525%, from ($80,000) in the first three months of 2004 to $340,000 in the first three months of 2005. The increase is primarily due to interest earned on the investment of proceeds received from our initial public offering.

Deferred Stock-Based Compensation

        We have accounted for options granted to employees and directors in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and related interpretations. As such, compensation expense is recorded on stock option grants based on the fair value of the options granted, which is estimated on the date of grant using an option-pricing model and it is recognized on an accelerated basis over the vesting period (typically four years). Deferred stock-based compensation recorded through March 31, 2005, was approximately $8.6 million, with accumulated amortization of approximately $5.8 million. The remaining approximately $2.8 million will be amortized over the vesting periods of the options, generally four years from the date of grant. We expect to record amortization expense for deferred stock-based compensation as follows:

Fiscal year 2005	$1,448,000
Fiscal year 2006	1,017,000
Fiscal year 2007	304,000

Total	$2,769,000

        We have accounted for stock options granted to non-employees on a fair-value basis in accordance with SFAS No. 123, Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an Interpretation of APB Opinion No. 15 and 25. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Compensation expense for options granted to non-employees was $267,000 and $241,000 for the first three months ended March 31, 2005 and 2004, respectively. The amount of compensation expense to be recorded in the future for options granted to non-employees is subject to change each reporting period based upon changes in the fair value of our common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement.

Liquidity and Capital resources

        Since our inception in 1997, we have incurred significant losses and as of March 31, 2005, we had an accumulated deficit of approximately $82.0 million. We have not yet achieved profitability, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million to date. In May 2004, we closed our initial public offering, resulting in proceeds to us, net of underwriting fees and offering costs, of approximately $68.1 million.

        Cash, cash equivalents and short-term investments was $52.6 million at March 31, 2005 and $7.5 million at March 31, 2004. The increase was due to net proceeds of approximately $68.1 million from our initial public offering in May of 2004, offset by cash used to fund our operations of $2.4 million, and purchases of fixed assets of $4.3 million

        Net cash used in operating activities was $2.4 million in the first three months of 2005 compared to $760,000 in the first three months of 2004. The increase of net cash used in operating activities of $1.7 million was primarily due to an increase in inventory purchases of $5.3 million and an increase in cash used to fund operations of $892,000 which are offset by increased cash receipts of $4.5 million

        Net cash provided by investing activities was $10.1 million in the first three months of 2005 compared to $1.7 million in the first three months of 2004. The increase in net cash provided by investing activities is primarily due to the sale of short-term investments, and was offset by an increase in our investment in fixed assets of $2.0 million.

        Net cash provided by financing activities was $97,000 in the first three months of 2005 compared to $872,000 in the first three months of 2004. The decrease was primarily due to not having notes payable proceeds in the first three months of 2005 compared to having notes payable proceeds in the first three months of 2004.

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

If hospitals are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.

        Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers, such as hospitals that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of related procedures.

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

        Even if the use of our products is reimbursed by private payors and Medicare, adverse changes in payors' policies toward reimbursement for our procedures would harm our ability to market and sell our products. We are unable to predict what changes will be made in the reimbursement methods used by payors. We cannot be certain that under prospective payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our products will be justified and incorporated into the overall cost of the procedure.

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

  •
  more expansive portfolios of intellectual property rights;

  •
  contractually preferred or exclusive relationships with hospitals;

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

  •
  avoid infringing upon the intellectual property rights of third parties;

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

        We obtained clearance to offer our MAS and certain Classic Fusion products through the FDA's 510(k) clearance process. The FDA's 510(k) clearance process is less rigorous than the PMA process and requires less in the way of long-term clinical studies. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Accordingly, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to latent and costly product liability litigation.

Modifications to our marketed products may require new 510(k) clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

        Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer's decision. The FDA may not agree with any of our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared product, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

If we or our suppliers fail to comply with the FDA's quality system regulations, the manufacture of our products could be delayed.

        We and our suppliers are required to comply with the FDA's quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections. If we or one of our suppliers fail a quality system regulations inspection or if any corrective action plan is not sufficient, the manufacture of our products could be delayed. We underwent an FDA inspection in August 2003 regarding our allograft implant business, and another FDA inspection in April 2004 regarding our medical device activities. In connection with these inspections, the FDA requested minor corrective actions, which we believe we have taken, but there can be no assurance the FDA will not subject us to further enforcement action. The FDA may impose additional inspections or audits at any time.

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

        To obtain the necessary approvals or clearances under the proposed regulatory framework, we could be required to perform clinical testing in support of required applications which would be time consuming and costly. In addition, the FDA could decide not to approve our applications. The FDA could also require us to stop marketing our current allograft implants pending their approval or clearance. The FDA may require post-market testing and surveillance to monitor the effects of approved allograft implants, may restrict the commercial applications of our allograft implants and may conduct periodic inspections of our facility and our suppliers' facilities. The FDA may withdraw our product approvals or clearances if we do not comply with its regulatory standards or if we encounter problems after the initial marketing. If we encounter delays during the FDA approval process, the period during which we have the exclusive right to commercialize any allograft implants for which we have received patent protection would be shortened.

We are dependent on our senior management team, key clinical advisors and scientific personnel, and the loss of any of them could harm our business.

        Our continued success depends in part upon the continued availability and contributions of our senior management team and the continued participation of our key clinical advisors. We have entered into employment agreements with Alexis V. Lukianov, Kevin C. O'Boyle, Keith Valentine, Patrick Miles, James J. Skinner, G. Bryan Cornwall and Jonathan D. Spangler, all members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. We also rely on the skills and talents of our scientific personnel because of the complexity of our products. The loss of members of our senior management, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our results of operations and financial condition. We have not obtained and do not expect to obtain key man life insurance on any of our senior managers.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost effective and non-disruptive manner.

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business may suffer. In addition, any amortization or charges resulting from the costs of acquisitions could harm our business and operating results.

Risks Related to Our Financial Results and Need for Financing

We have a limited operating history, have incurred significant operating losses since inception and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.

        We were incorporated in Delaware in 1997, and since that time have focused primarily on research and development and seeking regulatory clearances to market our products. We began commercial sales in 2001 and have several product offerings in both MAS and Classic Fusion. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. At March 31, 2005, we had an accumulated deficit of approximately $82.0 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

  •
  grow our internal and third-party sales and marketing forces to expand the penetration of our products in the United States;

  •
  increase our research and development efforts to improve upon our existing products and develop new product candidates; and

  •
  perform clinical research and trials on our existing products and product candidates.

        As a result of these activities, we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis

Our quarterly financial results are likely to fluctuate significantly because our sales prospects are uncertain.

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

        In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be extensive and time consuming and could divert our management's attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

The medical device industry is characterized by patent litigation and we could become subject to litigation which could be costly, result in the diversion of management's time and efforts, negatively effect our ability to develop new or improved products, and require us to pay damages.

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

        Any litigation or claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to infringe, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our system to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to commercialize one or more of our products. As an example, Medtronic Inc. has reportedly agreed to pay orthopedic surgeon Gary Michelson $1.35 billion in order to settle an ongoing lawsuit and acquire certain technology relating to spine surgery.

        In addition, certain product categories, including pedicle screws, have been the subject of significant litigation in recent years. Since we sell pedicle screws and recently introduced our SpheRx Pedicle Screw System, any related litigation could harm our business.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

        Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. Currently, we maintain product liability insurance in the amount of $10 million. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay an amount in excess of policy limits, which would have to be paid out of cash reserves. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management's attention from managing our business.

Any claims relating to our making improper payments to physicians for consulting services could be time consuming and costly.

        We frequently engage spine surgeons as consultants to assist us with scientific research and development and to help us evaluate technologies. We are subject to federal and state laws and regulations governing our relationships with physicians. In April 2005, it became apparent that the United States Department of Justice had expanded its investigation beyond Medtronic Sofamor Danek and issued subpoensas to DePuy Spine, a Johnson & Johnson company, Biomet, Smith & Nephew, Stryker and Zimmer Holdings, all orthopedic device manufacturers, relating to the consulting process and procedures tied to fees that such companies have paid to physicians as consultants. Although we have not been contacted by the Department of Justice in respect of this investigation, we could become a subject of the investigation and be forced to incur significant costs as a result.

We are subject to litigation regarding cadavers we purchased that originated from the University of California at Los Angeles.

        For a period of time, we purchased cadavers from a broker who is now being investigated for his practices in obtaining those cadavers from U.C.L.A. We previously received inquiries and document requests from the FDA and the State of California regarding this investigation. Although we have been informed that we are not a subject of this investigation, we were recently named along with U.C.L.A. and Johnson & Johnson in a civil class action lawsuit relating to the underlying events. The lawsuit was filed in Superior Court of the State of California, County of Los Angeles on April 11, 2005. The lawsuit alleges fraud, negligence and unfair business practices in connection with the use and distribution of the donated cadavers, and further alleges that the cadavers were improperly sold. This lawsuit may result in significant legal fees and could be a diversion of management's time and other resources. If the claims contained in the lawsuit are successfully asserted against us, our financial performance and cash position could be negatively impacted and the market price of our shares may decline.

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

  •
  quarterly variations in our or our competitor's results of operations;

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

        Based on shares outstanding at March 31, 2005, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 43% of our outstanding common stock. As a result, these persons, acting together, would have the ability to significantly influence (or determine) the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

  •
  delaying, deferring or preventing a change in control of our company;

  •
  impeding a merger, consolidation, takeover or other business combination involving our company; or

  •
  causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

Future sales of our common stock may depress our stock price.

        Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market in the near future. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover the holders of approximately 11,900,000shares of our common stock, including shares issuable upon the exercise of warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, could result in increased costs to us. These rules require, among other things, costly implementation and testing of systems regarding internal controls over financial reporting. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

We may become involved in securities class action litigation that could divert management's attention and harm our business.

        The stock market in general, the Nasdaq National Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could materially harm our financial condition and results of operations.

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

We do not intend to pay cash dividends.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be a stockholder's sole source of potential gain for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to interest rate risk at March 31, 2005, is related to our investment portfolio and our borrowings which consist largely of debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.

        We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 4.    Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

        On April 11, 2005 a class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, titled Beverly Holmes, Kenneth Pesso, Joanne Streek, and Robert A. McDonough, on behalf of themselves and other similarly situated plaintiffs v. Regents of the University of California, The David Geffen School of Medicine at UCLA, Ernest V. Nelson, Henry G. Reid, Johnson & Johnson, NuVasive, Inc. and does 1-1,000. The lawsuit involves claims on behalf of a putative class of families of decedents who donated their bodies to UCLA's medical school for research and training purposes as part of UCLA's willed body program. The complaint alleges that the head of UCLA's donor program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to NuVasive and other defendants.

        Plaintiffs allege the following causes of action against all defendants: (i) breach of fiduciary duty, (ii) negligence, (iii) fraud, (iv) negligent misrepresentation, (v) negligent infliction of emotional distress, (vi) intentional infliction of emotional distress, (vii) intentional interference with human remains, (viii) negligent interference with human remains, (ix) violation of California Business and Professions Code Section 17200 and (x) injunctive and declaratory relief.

        Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The Registration Statement on Form S-1 (No. 333-113344) (the "Registration Statement") relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 12, 2004. Pursuant to this Registration Statement, we raised aggregate proceeds of approximately $75.7 million. Of this amount, we paid approximately $5.3 million in underwriting fees and commissions, and approximately $2.3 million for offering-related expenses. This resulted in approximate aggregate net proceeds of $68.1 and total expenses of approximately $7.6 million. Arda Minocherhomjee, one of our directors, is a former principal of William Blair & Company, L.L.C. which was one of the underwriters of our initial public offering and received compensation for their services in connection therewith. Other than this affiliation, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

        As of March 31, 2005, we had used approximately $2.5 million of our public offering proceeds in connection with the acquisition of leased real estate facilities for our corporate offices, approximately $6.3 million for the repayment of outstanding indebtedness, and approximately $15.0 million to fund our operations. In addition, we have invested approximately $32.2 million in short-term marketable securities. The proceeds used to fund our operations included regular compensation for officers and directors. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

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

NUVASIVE, INC.
Date: May 10, 2005	By:	/s/ ALEXIS V. LUKIANOV Alexis V. Lukianov Chairman, President and Chief Executive Officer
Date: May 10, 2005	By:	/s/ KEVIN C. O'BOYLE Kevin C. O'Boyle Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

QuickLinks

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
NUVASIVE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except per share amounts)
NUVASIVE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except per share amounts)
NUVASIVE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
NuVasive, Inc. Notes to Unaudited Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements May Prove Inaccurate
RISK FACTORS
Risks Related to Our Business and Industry
Risks Related to Our Financial Results and Need for Financing
Risks Related to Our Intellectual Property and Potential Litigation
Risks Related to the Securities Markets and Ownership of Our Common Stock
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits.
SIGNATURES
EXHIBIT INDEX