Form 10-Q
period 2005-06-30
NUVASIVE INC
filed 2005-08-12
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
4545 Towne Centre Court San Diego, CA 92121
(Address of principal executive offices, including zip code)
(858) 909-1800
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

Yes ☐  No ☒

As of July 29, 2005, there were 24,423,481 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except per share data)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,173	$8,560
Short-term investments	35,607	50,593
Accounts receivable, net	9,070	6,770
Inventory, net	9,311	5,249
Prepaid expenses and other current assets	1,333	826
Total current assets	60,494	71,998
Property and equipment, net of accumulated depreciation	14,631	8,725
Intangible assets, net of accumulated amortization	8,160	—
Other assets	40	29
Total assets	$83,325	$80,752
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,231	$6,202
Accrued payroll and related expenses	3,630	3,135
Current portion of obligations under capital leases	—	5
Total current liabilities	11,861	9,342
Obligations under capital leases, less current portion	—	13
Other long term liabilities	1,694	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 70,000 shares authorized, 24,424 and 23,951 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	24	24
Additional paid-in capital	158,122	153,323
Deferred compensation	(2,203)	(3,441)
Accumulated other comprehensive loss	(42)	(43)
Accumulated deficit	(86,131)	(78,466)
Total stockholders’ equity	69,770	71,397
Total liabilities and stockholders’ equity	$83,325	$80,752

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
MAS	$12,557	$6,171	$22,480	$10,974
Classic Fusion	2,479	2,638	5,620	5,423
Total revenues	15,036	8,809	28,100	16,397
Cost of goods sold	3,178	2,481	5,805	4,685
Gross profit	11,858	6,328	22,295	11,712
Operating expenses:
Research and development	2,454	1,616	4,611	3,178
Sales and marketing	8,965	4,853	16,450	8,604
General and administrative	3,989	2,469	7,740	4,554
Stock-based compensation	905	1,845	1,844	3,978
Total operating expenses	16,313	10,783	30,645	20,314
Interest income	347	77	685	103
Interest expense	(2)	(88)	—	(182)
Other expense, net	—	—	—	(11)
Net loss	$(4,110)	$(4,466)	$(7,665)	$(8,692)
Net loss per share:
Basic and diluted(1)	$(0.17)	$(0.34)	$(0.32)	$(1.17)
Weighted average shares—basic and diluted	24,090	13,188	24,006	7,418
Stock-based compensation is allocated as follows:
Research and development	$451	$845	$851	$1,458
Sales and marketing	222	487	486	1,210
General and administrative	232	513	507	1,310
	$905	$1,845	$1,844	$3,978

(1)          As a result of the conversion of our preferred stock into 12,724 shares of our common stock upon completion of our initial public offering in May 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the 2004 periods presented above. Please refer to Note 3 for unaudited pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(7,665)	$(8,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,555	1,157
Amortization of loan fees	—	5
Write-off of NuVasive assets in connection with acquisition of RSB Spine LLC	497	—
Stock-based compensation	1,844	3,978
Allowance for doubtful accounts	117	163
Allowance for excess and obsolete inventory	16	60
Interest expense for the warrants issued in conjunction with debt	—	48
Unrealized gain (loss) on short-term investment	1	(4)
Forgiveness of notes and interest due from related parties	—	209
Changes in operating assets and liabilities:
Accounts receivable	(2,301)	(1,346)
Inventory	(3,786)	135
Prepaid expenses and other current assets	(507)	(519)
Other assets	(11)	42
Accounts payable and accrued liabilities	1,439	444
Accrued payroll and related expenses	470	(544)
Net cash used in operating activities	(8,331)	(4,864)
Investing activities:
Cash paid for acquisition of RSB Spine LLC	(3,800)	—
Purchases of property and equipment	(6,931)	(1,452)
Sales of short-term investments	56,930	4,017
Purchases of short-term investments	(41,944)	(38,619)
Net cash provided by (used in) investing activities	4,255	(36,054)
Financing activities:
Proceeds from notes payable	—	1,364
Payment of notes payable	—	(6,059)
Payment of capital leases	(18)	(156)
Issuance of common stock, including net proceeds from initial public offering	707	69,132
Net cash provided by financing activities	689	64,281
(Decrease) increase in cash and cash equivalents	(3,387)	23,363
Cash and cash equivalents at beginning of period	8,560	5,631
Cash and cash equivalents at end of period	$5,173	$28,994

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.   Description of Business

NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current principal product offerings include a surgical platform called Maximum Access Surgery, or MAS™, and classic fusion products. MAS combines NeuroVision®, a nerve avoidance system, MaXcess®, a unique split-blade design retraction system, and specialized implants such as CoRoent™ and SpheRx™ Pedicle Screw System. NuVasive’s classic fusion portfolio is comprised predominantly of proprietary saline-packaged bone allografts, metal mesh cages and fusion plates.

2.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In management’s opinion, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in NuVasive, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

3.   Allowances

Allowances for doubtful accounts and excess and obsolete inventory are as follows (in thousands):

	June 30, 2005	December 31, 2004
Allowance for doubtful accounts	$372	$255
Allowance for excess and obsolete inventory	860	844
	$1,232	$1,099

4.   Net Loss Per Share

NuVasive computes net loss per share using a weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchase. Since NuVasive has experienced losses for all periods presented, net loss per share excludes the effect of approximately 3.1 million and 2.4 million stock options outstanding at June 30, 2005 and 2004, respectively, because such options are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

The unaudited pro forma shares used to compute pro forma basic and diluted net loss per share for the three and six months ended June 30, 2004 represent the weighted average common shares outstanding,

reduced by the weighted average common shares subject to repurchase, and including the assumed conversion of all outstanding shares of Preferred Stock into shares of common stock using the as-if converted method as of the date of issuance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Historical:
Numerator:
Net loss attributable to common stockholders	$(4,110)	$(4,466)	$(7,665)	$(8,692)
Denominator:
Weighted average common shares	24,185	13,489	24,101	7,719
Weighted average unvested common shares subject to repurchase	(95)	(301)	(95)	(301)
Denominator for basic and diluted net loss per share	24,090	13,188	24,006	7,418
Basic and diluted net loss per share	$(0.17)	$(0.34)	$(0.32)	$(1.17)
Pro forma:
Numerator:
Net loss used above		$(4,466)		(8,692)
Denominator:
Shares used above		13,188		7,418
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock		6,012		9,369
		19,200		16,787
Pro forma basic and diluted net loss per share		$(0.23)		$(0.52)

5.   Business Combination

On June 3, 2005, the Company acquired the intellectual property and related assets for cervical plate technology from RSB Spine LLC (RSB), a privately owned company focused on spine technology (the RSB Acquisition), in a purchase business combination transaction. The Company has included the results of the acquired RSB operations in its statement of operations from the date of the acquisition. The Company does not consider the RSB Acquisition material to its results of operations or financial position, and therefore is not presenting pro forma information.

Reasons for the RSB Acquisition.   The transaction provides NuVasive with commercialized cervical plate technology that has received FDA 510(K) clearance and that the Company believes is superior to others on the market and to those under development at NuVasive.

Purchase Price.   The total purchase consideration consisted of (in thousands, except share and per share data):

Cash paid on the closing date	$3,800
NuVasive common stock issued on the closing date (222,929 shares at $15.64 per share)	3,486
Present value of non-contingent deferred purchase consideration	1,064
Acquisition-related costs, consisting primarily of professional fees	193
Total purchase price	$8,543

The Company has allocated the total purchase consideration to the assets and liabilities acquired based on their respective fair values at the acquisition date. This allocation resulted in an excess of the fair value of net tangible and intangible assets acquired over the total purchase price of approximately $874,000 which has been recorded as a long-term liability in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The following table summarizes the allocation of the purchase price (in thousands).

Cervical plate intangible assets consisting primarily of patents(1)	$8,200
Inventory	776
Fixed assets	503
Accounts receivable	116
Accounts payable and other current liabilities	(178)
Long-term liability	(874)
Total purchase price	$8,543

(1)          The cervical plate intangible asset will be amortized on a straight-line basis over a period of 17 years, the life of the related patent.

Under the acquisition agreement, RSB will receive additional annual payments over a period of 12 years based upon sales of the products derived from the cervical plate technology. Any amounts paid under this arrangement will first be applied to reduce the long-term liability and then will be recorded as goodwill when incurred.

In exchange for cash payments totaling $500,000 through June 2009, the purchase agreement grants NuVasive the right of first refusal on all additional existing technologies and any future technology that may be developed by RSB in the five years following the closing date. On the closing date, the first installment of $100,000 under this agreement was made.

In connection with the transaction, NuVasive has written-off investments, consisting primarily of inventory, totaling approximately $497,000 for the initial alpha/beta testing of the Company’s own cervical plate under development. The charge is recorded in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005.

6.   Comprehensive Loss

Comprehensive loss as defined by SFAS No. 130, Reporting Comprehensive Income, consists only of unrealized losses on cash equivalents and short-term investments.

7.   Stock Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees and directors as awards are generally issued with exercise prices equal to the fair value of the common stock on the grant date. Under APB 25, if the exercise price of the Company’s employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, the Company records deferred compensation for the difference. The Company reports the pro forma information below regarding net loss and net loss per share as if the Company had accounted for employee stock awards under the fair value method as required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends. The weighted-average expected life, risk-free interest rate and volatility for the three and six months ended June 30, 2005 and 2004 are comparable to those for the fiscal year ended December 31, 2004.

Option or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

The following table illustrates the effect on net loss for the periods presented as if the Company had applied the fair value recognition provisions of SFAS 123 to its equity-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(4,110)	$(4,466)	$(7,665)	$(8,692)
Add: Stock-based employee compensation expense included in net loss	905	1,249	1,844	3,131
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(1,083)	(1,188)	(2,243)	(3,807)
Pro-forma net loss attributable to common stockholders	$(4,288)	$(4,405)	$(8,064)	$(9,368)
Basic and diluted net loss per share as reported	$(0.17)	$(0.34)	$(0.32)	$(1.17)
Basic and diluted pro forma net loss per share	$(0.18)	$(0.33)	$(0.34)	$(1.26)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Compensation (SFAS 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. We are currently evaluating the provisions of SFAS 123R and will adopt it in the first quarter of 2006, as required. The adoption of SFAS 123R will have a significant impact on the Company’s earnings; however, the adoption will not significantly impact the Company’s financial position or cashflows. The table above provides the pro forma net loss and net loss per share as if NuVasive had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the three and six months ended June 30, 2005 and 2004.

8.   Reclassifications

Certain reclassifications to prior period information have been made for consistent presentation.

9.   Subsequent Events

On August 4, 2005, NuVasive acquired technology and assets from Pearsalls Limited, a privately-owned company based in the United Kingdom. The acquired assets include a cervical nucleus-like replacement device called Neodisc™ that has been implanted in a total of nine patients. Also acquired was all of Pearsall’s intellectual property related to embroidery technology for use in surgical implants. NuVasive made a closing payment of $12 million, consisting of $5 million in cash and $7 million in unregistered common stock. NuVasive has an obligation to register the shares. In addition, the transaction calls for NuVasive to make additional milestone payments totaling up to $31.5 million as progress is made towards FDA approval for marketing of the Neodisc product. Finally, Pearsalls will receive a royalty of 5% on Neodisc product sales. No royalties will be due on other products based on the acquired technology, except for a limited royalty on products for non-spine applications.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This report and the documents incorporated herein by reference contain forward-looking statements based on our current expectations, estimates and projections about our industry, beliefs, and certain assumptions made by us. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and words of similar import, constitute “forward-looking statements.” The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by these statements. These factors include those listed under the “Risk Factors” section contained below and in the other documents we file with the Securities and Exchange Commission, or SEC, including our most recent reports on Forms 10-K, 10-Q and 8-K. We cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Overview

Background

We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused on applications in the over $2 billion U.S. spine fusion market. Our current principal product offering includes a minimally disruptive surgical platform we call Maximum Access Surgery, or MAS™, as well as classic fusion implants. We also focus significant efforts on our R&D pipeline emphasizing both MAS and motion preservation products such as Total Disc Replacement (TDR).

The MAS platform offers advantages for both patients and surgeons such as reduced surgery and hospitalization time and faster recovery. MAS combines three categories of our current product offerings—NeuroVision®, a proprietary software-driven nerve avoidance system, MaXcess®, a unique split-blade design retraction system, and specialized implants, like SpheRx™ Pedicle Screw System and CoRoent™—that collectively minimize soft tissue disruption during spine surgery while allowing maximum visualization and surgical reproducibility. Our classic fusion portfolio is comprised predominantly of proprietary saline packaged bone allografts, metal mesh cages and fusion plates.

Since inception, we have been unprofitable. We incurred net losses of approximately $15.1 million in 2002, $10.1 million in 2003 and $14.2 million in 2004. As of June 30, 2005, we had an accumulated deficit of $86.1 million.

Revenues

From inception to June 30, 2005, we have recognized $104.0 million in revenue from sales of our products. Our revenues are derived from the sale of medical products in two principal categories:

•       MAS Platform.   Our MAS revenues primarily consist of sales of disposable sets for use with our NeuroVision system, instruments and disposables used with MaXcess, and specialized implants used during surgery, such as SpheRx and CoRoent.

•       Classic Fusion.   Our classic fusion revenues primarily consist of the sales of bone allograft, metal cage implants and fusion plates.

The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. To date we have derived less than 5% of our total revenues from the sale of MAS instrument sets, MaXcess and NeuroVision systems. We do not expect these sales to contribute significantly to our revenues in the future because we intend to continue to (i) loan

NeuroVision, MaXcess and Implant systems to hospitals and surgeons who purchase our disposables and implants for use in individual procedures or (ii) place NeuroVision, MaXcess and Implant systems with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of our disposables and implants. In the event a hospital or surgeon does not meet its minimum monthly purchase commitments, our sole remedy is to remove our products.

Our implants and disposables are sold and shipped from our facility or from limited disposable inventories stored at our distributors’ sites. We invoice hospitals a fee for using certain instruments and for any disposables or implants upon receiving notice of product use or implantation. For NeuroVision, we generally place the system in hospitals free of charge and allow it to remain on-site provided the hospital orders a minimum monthly quantity of our nerve avoidance disposable products. In addition, we have a program pursuant to which we loan, from a pool of fixed assets, NeuroVision, MaXcess and Implant systems to hospitals without charge to support individual surgical procedures. We derive revenue from the sales of disposables and/or implants used in these procedures often at a premium price when the system is loaned rather than purchased.

Sales and Marketing

Substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through independent agencies. The independent agencies provide a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales and product placements in their territories. The commissions are reflected in our statement of operations in the selling and marketing expense line. We expect to continue to expand our distribution channel.

We expect to increase the amounts we spend on sales and marketing for the foreseeable future. These increased amounts will be directed towards hiring additional sales management training personnel, expanding and training our distribution channels, promoting awareness of our products and providing training to surgeons. These amounts will also be used to compensate our independent sales agents related to sales of our products and to provide incentive for our independent sales agents to exclusively sell our spine surgery products.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates including those related to bad debts, inventories and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.   We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, which requires four basic criteria be met before revenues can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Specifically, revenue from the sale of our implants and disposables is recognized upon receipt of written acknowledgement the product has been used in a surgical procedure or upon shipment to customers who immediately accept title. Revenue from the sale of our NeuroVision systems and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers. As a result of this review, the allowance is adjusted on a specific identification basis. Increases to the allowance for doubtful accounts result in a corresponding expense. We maintain a relatively large customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the healthcare industry were to deteriorate, resulting in an impairment of our customers’ ability to make payments, significant additional allowances could be required.

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

Property, Plant and Equipment.   Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of two to seven years for machinery and equipment and three years for loaner equipment. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount.

Accounting for Income Taxes.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2005 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

Revenues

Total revenues.   Total revenues for the six-quarter period ending June 30, 2005, by revenue classification are summarized below.

	Q1-04		Q2-04		Q3-04		Q4-04		Q1-05		Q2-05
	(000’s)	% of Rev	(000’s)	% of Rev	(000’s)	% of Rev	(000’s)	% of Rev	(000’s)	% of Rev	(000’s)	% of Rev
Revenues:
MAS	$4,803	63%	$6,171	70%	$8,043	79%	$9,118	77%	$9,923	76%	$12,557	84%
Classic Fusion	2,785	37	2,638	30	2,141	21	2,704	23	3,141	24	2,479	16
Total revenues	$7,588	100%	$8,809	100%	$10,184	100%	$11,822	100%	$13,064	100%	$15,036	100%

MAS Revenue.

	June 30,
	2005	2004	$ Change	% Change
Three months ended	$12,557	$6,171	$6,386	103%
% of revenue	84%	70%
Six months ended	$22,480	$10,974	$11,506	105%
% of revenue	80%	67%

MAS revenues in total dollars and as a percent of revenue have increased over time due primarily to continued market acceptance of our MAS products, including MaXcess and NeuroVision disposables, and purchases of our MAS implants. We expect our MAS products will continue to be a significant contributor to our total revenue for the foreseeable future, which is consistent with our strategy.

Classic Fusion.

	June 30,
	2005	2004	$ Change	% Change
Three months ended	$2,479	$2,638	$(159)	(6)%
% of revenue	16%	30%
Six months ended	$5,620	$5,423	$197	4%
% of revenue	20%	33%

Classic fusion has for the most part remained relatively stable in total dollars. Classic fusion revenues increased in 2005 due primarily to increased sales of lumbar allograft. We currently expect demand for our allograft will continue at or near the present level, but the associated revenue may decrease as a relative percentage of our total revenues.

Cost of Goods Sold

	June 30,
	2005	2004	$ Change	% Change
Three months ended	$3,178	$2,481	$697	28%
% of revenue	21%	28%
Six months ended	$5,805	$4,685	$1,120	24%
% of revenue	21%	29%

Cost of goods sold consists of purchased goods and overhead costs. Cost of goods sold, as a percent of revenue, for our MAS products ranged from 20% to 25% in 2004 and 15% to 20% in 2005. Cost of goods sold, as a percent of revenue, for our classic fusion products ranged from 35% to 40% in both 2004 and 2005. The increase in total dollars in 2005 is primarily due to increased product sales, specifically the related material costs. Cost of goods sold as a percentage of total revenues decreased in 2005 primarily due to a shift in product mix to MAS products. Our overall cost of goods sold and gross profit are subject to fluctuation based on the mix between MAS and classic fusion products.

In connection with the acquisition of assets from RSB Spine LLC described in Note 4 to the unaudited condensed consolidated financial statements, in the quarter ended June 30, 2005, we wrote-off investments, consisting primarily of inventory, totaling approximately $497,000 for the initial alpha/beta testing of our own cervical plate under development. The charge is recorded in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005.

Operating Expenses

Research and Development.

	June 30,
	2005	2004	$ Change	% Change
Three months ended	$2,454	$1,616	$838	52%
% of revenue	16%	18%
Six months ended	$4,611	$3,178	$1,433	45%
% of revenue	16%	19%

Research and development expenses consist primarily of the cost of product research, product development, regulatory and clinical functions, and employee related expenses for personnel. The increases in research and development costs are primarily due to (i) an increase in employee related and consultant expenses of $442,000 and $806,000 for the three- and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004 as a result of additional personnel hired to support development of our product pipeline, including the SpheRx Pedicle Screw System and Total Disc Replacement and (ii) $374,000 and $644,000 for the three- and six-months periods ended June 30, 2005, respectively, compared to the same periods in 2004 in materials to support current product development.

Sales and Marketing.

	June 30,
	2005	2004	$ Change	% Change
Three months ended	$8,965	$4,853	$4,112	85%
% of revenue	60%	55%
Six months ended	$16,450	$8,604	$7,846	91%
% of revenue	59%	52%

Sales and marketing expenses consist primarily of employee related expenses and commissions for distributors and personnel engaged in sales, marketing and customer support functions, along with advertising, tradeshow, and surgeon training expenses. In the second quarter of 2005, we implemented a program to transition our distributor network toward exclusivity. Exclusive distributor relationships are costly to implement and generally result in higher commissions as a percent of revenue. It is expected that this trend will continue for the foreseeable future. The increases in sales and marketing expenses in the periods presented resulted primarily from (i) increased commissions of $2.2 million and $3.6 million for the three- and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004 and (ii) additional employee related costs of $1.1 million and $2.1 million for the three- and six-month periods ended June 30, 2005, respectively, compared to the same periods in 2004, both reflecting increases in sales and number of sales representatives. The remaining period over period increases are due primarily to increases in expenses related to surgeon training, media expenses and shipping costs.

General and Administrative.

	June 30,
	2005	2004	$ Change	% Change
Three months ended	$3,989	$2,469	$1,520	62%
% of revenue	27%	28%
Six months ended	$7,740	$4,554	$3,186	70%
% of revenue	28%	28%

General and administrative expenses consist of employee related expenses for our administrative functions, third party professional service fees, facilities and insurance expenses. The increases described below are primarily a result of growth in our overall business and the general and administrative activities to support that growth. Specifically, we became a public company in June 2004 and incur certain expenses related to accounting, audit and tax services, insurance and certain other costs we did not incur as a private company. In addition, to support increased business activity and personnel, we relocated our corporate headquarters to a larger facility in January 2005.

For the comparative three-month periods ended June 30, 2005 and 2004, the increase in general and administrative expenses was due primarily to the following increases: facilities rent and related expenses of $607,000 related to the headquarters relocation, consulting and audit and tax services costs of $513,000, employee related expenses of $266,000, due diligence costs of $237,000 associated with an abandoned technology acquisition, and legal services expense of $170,000.

For the comparative six-month periods ended June 30, 2005 and 2004 the increase in general and administrative expenses was due primarily to the following increases: insurance expense of $191,000 for product liability and Director’s and Officer’s premiums, legal services expense of $409,000, facilities rent and related expenses of $1.3 million related to the headquarters relocation, consulting and audit and tax services expenses of $693,000 and employee related expenses of $521,000.

Interest and Other Income, Net

	June 30,
	2005	2004	$ Change	% Change
Three months ended	$345	$(11)	$356	(3236)%
% of revenue	2%	—%
Six months ended	$685	$(90)	$775	(861)%
% of revenue	2%	—%

Interest and other income, net consists primarily interest income in 2005 and interest expense in 2004. The increase in net interest income is primarily due to interest earned on the investment of proceeds received from our initial public offering.

Deferred Stock-Based Compensation

We have accounted for options granted to employees, officers and directors in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and related interpretations. As such, compensation expense is recorded on stock option grants based on the fair value of the options granted, which is estimated on the date of grant using an option-pricing model and it is recognized on an accelerated basis over the vesting period (typically four years). Deferred stock-based compensation recorded through June 30, 2005, was approximately

$8.6 million, with accumulated amortization of approximately $6.4 million. The remaining approximately $2.2 million will be amortized over the remaining vesting periods of the options, generally four years from the date of grant. We expect to record amortization expense for deferred stock-based compensation as follows:

Remainder of fiscal year 2005	$882,000
Fiscal year 2006	1,017,000
Fiscal year 2007	304,000
Total	$2,203,000

We have accounted for stock options granted to non-employees on a fair-value basis in accordance with SFAS 123, Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an Interpretation of APB Opinion No. 15 and 25. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Compensation expense for options granted to non-employees was $339,000 and $302,000 for the three months ended June 30, 2005 and 2004, respectively, and $606,000 and $543,000 for the six months ended June 30, 2005 and 2004, respectively. The amount of compensation expense to be recorded in the future for options granted to non-employees is subject to change each reporting period based upon changes in the fair value of our common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement.

Business Combination

On June 3, 2005, we acquired intellectual property and related assets for cervical plate technology from RSB Spine LLC (RSB), a privately owned company focused on spine technology (the “RSB Acquisition”), providing us with cervical plate technology that received FDA 510(K) clearance and was first commercialized in 2004. The product is a cervical plate that offers unique features combining the attributes and benefits of both dynamic and static devices the Company believes make the plate superior to others on the market including those under development at NuVasive. The product has been used in approximately 300 cervical fusion procedures to date. NuVasive re-launched the cervical plate under its own product name (the SmartPlate™ Gradient CLP™ cervical plate system) in July 2005. The RSB Acquisition and its impact to our consolidated statement of position and results of operations is fully described in Note 4 to the unaudited condensed consolidated financial statements included in this quarterly report.

Liquidity and Capital resources

Since our inception in 1997, we have incurred significant losses and as of June 30, 2005, we had an accumulated deficit of approximately $86.1 million. We have not yet achieved profitability, and anticipate we will continue to incur net losses for the foreseeable future. We expect our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million. In May 2004, we closed our initial public offering, resulting in proceeds to us, net of underwriting fees and offering costs, of approximately $68.1 million.

Cash, cash equivalents and short-term investments was $40.8 million at June 30, 2005 and $59.2 million at December 31, 2004. The decrease was due primarily to cash used (i) to fund our operations of $8.3 million, (ii) for the RSB Acquisition of $3.8 million, and (iii) for purchases of fixed assets of $6.9 million.

Net cash used in operating activities was $8.3 million in the first six months of 2005 compared to $4.9 million in the first six months of 2004. The increase of net cash used in operating activities of $3.5 million was primarily due to increased inventory purchases of $3.8 million.

Net cash provided by investing activities was $4.3 million in the first six months of 2005 compared to $36.0 million used in the first six months of 2004. The increase in net cash provided by investing activities is primarily due to increased proceeds from the sale of short-term investments, net of purchases, of $49.6 million, reduced by our increased investment in fixed assets of $5.5 million and the cash paid for the RSB Acquisition,

Net cash provided by financing activities was $689,000 in the first six months of 2005 compared to $64.3 million in the first six months of 2004. The decrease in 2005 is primarily due to the net proceeds from the initial public offering of $68.1 million offset by payments on notes payable of $6.1 million, both in the 2004 period.

We believe our current cash and cash equivalents together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

Risks Related to Our Business and Industry

Our future success depends on our ability to timely introduce new products or product enhancements that will be accepted by the market.

It is important to our business that we continue to a more complete product offering to surgeons and hospitals and to attract distributors. As such, our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully develop, obtain regulatory approval for or market new products or that any of our future products will be accepted by the surgeons who use our products or the payors who financially support many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•       properly identify and anticipate surgeon and patient needs;

•       develop new products or enhancements in a timely manner;

•       develop products based on technology that we acquire, such as the technology recently acquired from Pearsalls Limited and RSB Spine LLC;

•       avoid infringing upon the intellectual property rights of third parties;

•       obtain the necessary regulatory approvals for new products or product enhancements;

•       provide adequate training to potential users of our products;

•       receive adequate reimbursement notifications; and

•       develop an effective marketing and distribution network.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations will suffer.

If hospitals are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.

Successful sales of our products will depend on the availability of adequate reimbursement from third party payors. Healthcare providers, such as hospitals that purchase medical devices for treatment of their patients, generally rely on third party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance reimbursement plans are central to new product acceptance. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of related procedures.

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

We believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Third party reimbursement and coverage may not be available or adequate in either the United States or international markets. Future legislation, regulation or reimbursement policies of third party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

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

We believe spine surgeons may not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, our products provide benefits or an attractive alternative to conventional modalities of treating spine disorders. Surgeons may be slow to change their medical treatment practices for the following reasons, among others:

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

In addition, we believe recommendations and support of our products by influential surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or from long-term data, surgeons and hospitals may not use our products. In such circumstances, we may not achieve expected revenues and may never become profitable.

We may encounter difficulties in integrating acquired products, technologies or businesses that could adversely affect our business.

We recently acquired assets from each of RSB Spine LLC and Pearsalls Limited, and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these past and potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate an acquired company’s operations, technologies, products and services, information systems and personnel into our business. Further, products we acquire, such as the cervical plate we acquired from RSB Spine LLC, may not provide the intended complementary fit with our existing products. In addition, certain acquired technology, such as that acquired from Pearsalls Limited, requires significant additional development work and efforts to obtain regulatory clearance. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. In connection with in-process research and development activities, we would likely experience an increase in development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

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

We currently have limited experience in marketing and selling our products. We have only been selling our products since 2001. We currently sell our products in the United States through distribution arrangements with a network of independent agents and sales representatives managed by our sales managers. As a result, we are dependent upon the sales and marketing efforts of our third-party sales agencies. We pay these agents and sales representatives a commission based on their product sales. To date, few of these agents or sales representatives are required to exclusively sell our products and may freely sell any other products, including products of our competitors. We are currently engaged in significant efforts to convince agents and sales representatives to exclusively sell our products. These efforts require us to offer higher commissions to these parties, sometimes for extended periods of time. As a result, these efforts can result in significantly increased expenses and may therefore negatively impact our results of operations. In addition, no assurance can be given that we will ultimately succeed in convincing agents and sales representatives to exclusively sell our products.

As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales force. The establishment and development of a broader distribution network and sales force will be expensive and time consuming. Because of the intense competition for their services, we may be unable to identify additional qualified sales personnel and contract sales organizations. Further, we may not be able to enter into agreements with them on commercially reasonable terms, if at all. Even if we do enter into agreements with additional sales personnel and/or contract sales organizations, these parties may not commit the necessary resources to effectively market and sell our products and may not ultimately be successful in selling our products. Our financial condition and results of operations will be harmed if the marketing and sales efforts of our own employees, third-party sales agencies and contract sales organizations are unsuccessful.

We are dependent on single source suppliers and manufacturers for certain of our devices and components, and the loss of any of these suppliers or manufacturers, or their inability to supply us with an adequate supply of materials could harm our business.

We rely on third-party suppliers and manufacturers to manufacture and supply our products. To be successful, our contract manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance, especially with products such as allograft which is processed human tissue. If we are unable to obtain sufficient quantities of high quality components to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer. We currently use one or two manufacturers for each of our products. If any one or more of our manufacturers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenue.

Any failure in our efforts to train spine surgeons could significantly reduce the market acceptance of our products.

There is a learning process involved for spine surgeons to become proficient in the use of our products. It is critical to the success of our commercialization efforts to train a sufficient number of spine surgeons and to provide them with adequate instruction in the use of our products. This training process may take longer than expected and may therefore affect our ability to increase sales. Convincing surgeons to dedicate the time and energy necessary for adequate training is challenging, and we cannot assure you we will be successful in these efforts. If surgeons are not properly trained, they may misuse or ineffectively use our products. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have an adverse effect on our business.

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

Tissue Banks International, Inc. and U.S. Tissue and Cell (formerly Intermountain Tissue Center) collectively supply us with all of our allograft implants, and will continue to be our only sources for the foreseeable future. The processing of human tissue into allograft implants is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft implants are at times in particularly short supply. We cannot be certain that our supply of allograft implants from Tissue Banks International and U.S. Tissue and Cell will be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain allograft implants from these sources in amounts sufficient to meet our needs, we may not be able to locate and engage replacement sources of allograft implants on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of allograft implants would significantly harm our revenues, which could cause the market price of our common stock to decline. We expect our revenues would continue to suffer at least until we are able to obtain a sufficient supply of allograft implants from a qualified new source.

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

Our continued success depends in part upon the continued availability and contributions of our senior management team and the continued participation of our key clinical advisors. We have entered into employment agreements with each member of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. We also rely on the skills and talents of our scientific personnel because of the complexity of our products. The loss of members of our senior management, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our results of operations and financial condition. We have not obtained and do not expect to obtain key man life insurance on any of our senior managers.

Risks Related to Our Financial Results and Need for Financing

We have a limited operating history, have incurred significant operating losses since inception and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.

We were incorporated in Delaware in 1997, and since that time have focused primarily on research and development and seeking regulatory clearances to market our products. We began commercial sales in 2001 and have several product offerings in both MAS and Classic Fusion. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. At June 30, 2005, we had an accumulated deficit of approximately $86.1 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

•       pay the acquisition costs (i.e., purchase price and related expenses) and continued development costs related to our recent acquisition of assets and technology from each of RSB Spine LLC and Pearsalls Limited, especially with respect to the significant ongoing development expenses associated with the assets acquired from Pearsalls,

•       grow our internal and third-party sales and marketing forces to expand the penetration of our products in the United States, and expend significant sums in connection with our efforts to convince independents agents and sales representatives to exclusively sell our products;

•       increase our research and development efforts to improve upon our existing products and develop new product candidates, such as the potential products resulting from the assets acquired from Pearsalls Limited; and

•       perform clinical research and trials on our existing products and product candidates.

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

We believe that our current cash and cash equivalents, including the proceeds from our public offering in May 2004, together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 12 months. However, we may seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

For a period of time, we purchased cadavers from a broker who is now being investigated for his practices in obtaining those cadavers from U.C.L.A. We previously received inquiries and document requests from the FDA and the State of California regarding this investigation. Although we have been informed that we are not a subject of this investigation, we have been named as a defendant, along with the Regents of the University of California, The David Geffen School of Medicine at UCLA, Ernest V. Nelson, Henry G Reid, and Johnson & Johnson in multiple civil class action lawsuits relating to the underlying events. The lawsuits have been consolidated in a single court in the Superior Court of the State of California, County of Los Angeles. The lawsuits generally allege fraud, negligence and unfair business practices in connection with the use and distribution of the donated cadavers, and further allege that the cadavers were improperly sold. These lawsuits may result in significant legal fees and could be a diversion of management’s time and other resources. If the claims contained in the lawsuit are successfully asserted against us, our financial performance and cash position could be negatively impacted and the market price of our shares may decline. See the description under Legal Proceedings (Item 3) below for further information.

The medical device industry is characterized by patent litigation and we could become subject to litigation which could be costly, result in the diversion of management’s time and efforts, negatively affect our ability to develop new or improved products, and require us to pay damages.

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

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. Currently, we maintain product liability insurance in the amount of $10 million. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay an amount in excess of policy limits, which would have to be paid out of cash reserves, if such reserves are sufficient. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business.

Any claims relating to our making improper payments to physicians for consulting services could be time consuming and costly.

We frequently engage spine surgeons as consultants to assist us with scientific research and development and to help us evaluate technologies. We are subject to federal and state laws and regulations governing our relationships with physicians and other health care providers. In April 2005, the United States Department of Justice expanded its investigation into the relationships between medical device companies and health care providers. The investigation originally appeared to focus on Medtronic Sofamor Danek, but the Department of Justice has now issued subpoenas as to DePuy, a Johnson & Johnson company, Biomet, Smith & Nephew, Stryker and Zimmer Holdings, all orthopedic device manufacturers, relating to the consulting process and procedures tied to fees that such companies have paid to physicians as consultants. Although we have not been contacted by the Department of Justice in respect of this investigation, we could become a subject of the investigation and be forced to incur significant costs as a result. The regulations governing the interactions between medical device companies and health care providers continue to evolve. Compliance with these regulations is costly, especially as accepted methods of compliance are developed. We expect to continue to incur costs related to compliance with these new measures, such as the requirement to comply with the new California Prescription Drug Marketing Act.

We may be subject to damages resulting from claims that we or our officers or employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our officers and employees were previously employed at universities or other medical device companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could severely harm our business.

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

•       our ability to develop, obtain regulatory clearance or approval for, and market, new and enhanced products on a timely basis;

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

We can provide no assurance regarding our, or our independent registered public accounting firm’s, conclusions as of December 31, 2005 with respect to the effectiveness of our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include an internal control report from management in our Annual Report on Form 10-K as of December 31, 2005 and each subsequent year end. The internal control report must include a statement:

•       about management’s responsibility for establishing and maintaining adequate internal control over financial reporting;

•       identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting;

•       concerning management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the year covered by the Annual Report, including a statement as to whether or not internal control over financial reporting is effective; and

•       that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

While we continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404, given the risks inherent in the operation of internal control over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions as of December 31, 2005 and each subsequent year end with respect to the effectiveness of our internal control over financial reporting. If we are unable to complete any assessment of our internal controls, or if our internal controls are not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue a qualified opinion on the effectiveness of our internal controls. If this were to occur, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our business and financial condition.

Recent changes in the required accounting treatment for stock options will have a material negative impact on our financial statements and may affect our stock price.

In December 2004, the FASB issued SFAS No. 123R, pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value-based method and record such expense in our consolidated financial statements. Currently, we disclose such expenses on a pro forma basis in the notes to our consolidated financial statements, but we do not record a charge for employee stock option expense in the financial statements. Once we begin to comply with SFAS No. 123R as of the beginning of fiscal year 2006, our reported earnings will decrease, which may affect our stock price.

Because of their significant stock ownership, our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.

Based on shares outstanding at June 30, 2005, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 26% of our outstanding common stock. As a result, these persons, acting together, would have the ability to significantly influence (or determine) the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

•       delaying, deferring or preventing a change in control of our company;

•       impeding a merger, consolidation, takeover or other business combination involving our company; or

•       causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

We have and will continue to incur increased costs as a result of recently enacted and proposed changes in securities and corporate governance laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, have resulted in significant new costs. These rules require, among other things, significant changes to our system of corporate governance, costly implementation and testing of systems regarding internal control over financial reporting. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. Any unanticipated costs will impair our results of operations.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to interest rate risk at June 30, 2005 is related to our investment portfolio which consist largely of debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates.

We have operated mainly in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings.

On April 11, 2005, a class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, titled Beverly Holmes, Kenneth Pesso, Joanne Streek, and Robert A. McDonough, on behalf of themselves and other similarly situated plaintiffs v. Regents of the University of California, The David Geffen School of Medicine at UCLA, Ernest V. Nelson, Henry G. Reid, Johnson & Johnson, NuVasive, Inc. and does 1-1,000. The lawsuit involves claims on behalf of a putative class of families of decedents who donated their bodies to UCLA’s medical school for research and training purposes as part of UCLA’s willed body program. The complaint alleges that the head of UCLA’s donor program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to NuVasive and other defendants.

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

On May 5, 2005, the case was deemed complex and ordered to the courtroom of Judge Carolyn B. Kuhl along with other actions filed by unaffiliated families of decedents who donated their remains to UCLA through its willed body program. In addition, on June 23, 2005, the plaintiffs in a lawsuit titled Margaret Brown-Hurst, Linda C. James, Eric V. James, Jan James, Dawn M. James and Emma James v. Regents of the University of California; Henry Reid, Ernst V. Nelson and Albennie E. Nelson, dba Empire Anatomical Services; Johnson & Johnson, a corporation; Dupuy Mitek, Inc., a corporation, fka Mitek, Inc., filed an amendment naming NuVasive, Inc. as a Doe defendant. The lawsuit generally involves the same kinds of factual allegations and legal theories as the other related lawsuits, and was consolidated in Judge Kuhl’s chambers.

A status conference was held on July 13, 2005, at which time an order was issued governing preliminary discovery, the adoption of a Master Complaint for all related class action and specifying a briefing schedule for the parties to file motions challenging the Master Complaint. The court will hear argument on the defendents’ challenges to the plaintiffs’ complaint on November 17, 2005.

Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The Registration Statement on Form S-1 (No. 333-113344) (the “Registration Statement”) relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 12, 2004. Pursuant to this Registration Statement, we raised aggregate proceeds of approximately $75.7 million. Of this amount, we paid approximately $5.3 million in underwriting fees and commissions, and approximately $2.3 million for offering-related expenses. This resulted in approximate aggregate net proceeds of $68.1 million and total expenses of approximately $7.6 million. Arda Minocherhomjee, one of our directors, is a former principal of William Blair & Company, L.L.C., which was one of the underwriters of our initial public offering and received compensation for their services in connection therewith. Other than this affiliation, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of June 30, 2005, we had used approximately $2.5 million of our public offering proceeds in connection with the acquisition of leased real estate facilities for our corporate offices, approximately $6.3 million for the repayment of outstanding indebtedness, approximately $3.9 million for the acquisition of assets from RSB Spine LLC, and approximately $15.0 million to fund our operations. In addition, we have invested approximately $32.2 million in short-term marketable securities. The proceeds used to fund our operations included regular compensation for officers and directors. Other than with respect to the payment of $3.9 million to RSB Spine LLC in connection with our recent acquisition of assets, the use of proceeds described above does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

We completed the acquisition of assets from RSB Spine LLC on June 3, 2005. As partial consideration for the purchased assets, we issued to RSB Spine LLC 222,929 shares of our unregistered common stock in an issuance exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.                        Exhibits.

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
10.1(2)	Asset Purchase Agreement, dated June 3, 2005, between us and RB Spine LLC
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(2)          Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2005.

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

NUVASIVE, INC.
Date: August 12, 2005	By:	/s/ ALEXIS V. LUKIANOV
Alexis V. Lukianov
Chairman and Chief Executive Officer
Date: August 12, 2005	By:	/s/ KEVIN C. O’BOYLE
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation
3.2(1)	Restated Bylaws
10.1(2)	Asset Purchase Agreement, dated June 3, 2005, between us and RB Spine LLC
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(2)          Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2005.

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