Form 10-Q
period 2005-09-30
NUVASIVE INC
filed 2005-11-10
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐        No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of October 31, 2005, there were 24,983,514 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except per share data)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,016	$8,560
Short-term investments	16,010	50,593
Accounts receivable, net	9,461	6,770
Inventory, net	13,353	5,249
Prepaid expenses and other current assets	1,359	826

Total current assets	49,199	71,998
Property and equipment, net of accumulated depreciation	16,203	8,725
Intangible assets, net of accumulated amortization	9,029	—
Other assets	18	29

Total assets	$74,449	$80,752

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,424	$6,207
Accrued payroll and related expenses	4,321	3,135

Total current liabilities	11,745	9,342
Long term liabilities	1,660	13
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 70,000 shares authorized, 24,985 and 23,951 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	25	24
Additional paid-in capital	167,252	153,323
Deferred compensation	(1,583)	(3,441)
Accumulated other comprehensive loss	(43)	(43)
Accumulated deficit	(104,607)	(78,466)

Total stockholders’ equity	61,044	71,397

Total liabilities and stockholders’ equity	$74,449	$80,752

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
MAS	$11,664	$8,042	$34,144	$19,017
Classic Fusion	3,470	2,142	9,090	7,564

Total revenues	15,134	10,184	43,234	26,581
Cost of goods sold	3,302	2,624	9,107	7,309

Gross profit	11,832	7,560	34,127	19,272
Operating expenses:
Research and development	2,898	1,677	7,511	4,855
Sales and marketing	9,962	5,105	26,382	13,906
General and administrative	4,204	2,508	11,972	6,874
Stock-based compensation	611	1,275	2,455	5,244
In-process research and development	12,897	—	12,897	—

Total operating expenses	30,572	10,565	61,217	30,879
Interest income (expense), net	264	249	949	170
Other expense, net	—	—	—	(12)

Net loss	$(18,476)	$(2,756)	$(26,141)	$(11,449)

Net loss per share:
Basic and diluted(1)	$(0.74)	$(0.12)	$(1.08)	$(0.89)

Weighted average shares—basic and diluted	24,940	23,494	24,263	12,859

Stock-based compensation is allocated as follows:
Research and development	$261	$472	$1,112	$1,940
Sales and marketing	164	380	650	1,594
General and administrative	186	423	693	1,710

	$611	$1,275	$2,455	$5,244

(1)	As a result of the conversion of our preferred stock into 12,724 shares of our common stock upon completion of our initial public offering in May 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the 2004 periods presented above. Please refer to Note 4 for unaudited pro forma basic and diluted net loss per share calculations for the periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(26,141)	$(11,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,641	1,574
Write-off of NuVasive assets in connection with acquisition of RSB Spine LLC	497	—
In-process research and development	12,897	—
Stock-based compensation	2,455	4,942
Allowance for doubtful accounts	456	265
Allowance for excess and obsolete inventory	438	98
Interest expense for the warrants issued in conjunction with debt	—	72
Interest accretion on long-term liability	13
Unrealized loss on short-term investment	—	(5)
Gain on sale of fixed assets and intellectual property	—	147
Forgiveness of notes and interest due from related parties		209
Changes in operating assets and liabilities:
Accounts receivable	(3,031)	(2,107)
Inventory	(8,250)	(2,378)
Prepaid expenses and other current assets	(232)
Other assets	11	(183)
Accounts payable and accrued liabilities	31	305
Accrued payroll and related expenses	1,161	179

Net cash used in operating activities	(17,054)	(8,331)
Investing activities:
Cash paid for acquisition of RSB Spine LLC	(3,800)	—
Acquisition of Pearsalls Limited technology assets	(5,000)	—
Purchases of property and equipment	(9,322)	(1,779)
Sales of short-term investments	77,530	4,017
Purchases of short-term investments	(42,947)	(45,535)

Net cash provided by (used in) investing activities	16,461	(43,297)
Financing activities:
Proceeds from notes payable	—	1,364
Payment of notes payable	—	(6,059)
Payment of capital leases	(18)	(221)
Issuance of common stock, including net proceeds from initial public offering	1,067	69,151

Net cash provided by financing activities	1,049	64,235

Increase in cash and cash equivalents	456	12,607
Cash and cash equivalents at beginning of period	8,560	5,631

Cash and cash equivalents at end of period	$9,016	$18,238

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Description of Business

NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current principal product offerings include a surgical platform called Maximum Access Surgery, or MAS™, and classic fusion products. MAS combines NeuroVision®, a nerve avoidance system, MaXcess®, a unique split-blade design retraction system, and specialized implants such as CoRoent™ and the SpheRx® Pedicle Screw System. NuVasive’s classic fusion portfolio is comprised predominantly of proprietary saline-packaged bone allografts, metal mesh cages and fusion plates.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in NuVasive, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

3.	Allowances

Allowances for doubtful accounts and excess and obsolete inventory are as follows (in thousands):

	September 30, 2005	December 31, 2004
Allowance for doubtful accounts	$424	$255
Allowance for excess and obsolete inventory	1,248	844

	$1,672	$1,099

4.	Net Loss Per Share

NuVasive computes net loss per share using a weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchase. Since NuVasive has experienced losses for all periods presented, net loss per share excludes the effect of approximately 3.0 million and 2.3 million stock options outstanding at September 30, 2005 and 2004, respectively, because such options are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

The unaudited pro forma shares used to compute pro forma basic and diluted net loss per share for the nine months ended September 30, 2004 represent the weighted average common shares outstanding, reduced by the weighted average common shares subject to repurchase, and including the assumed conversion of all outstanding shares of Preferred Stock into shares of common stock using the as-if converted method as of the date of issuance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Historical:
Numerator:
Net loss attributable to common stockholders	$(18,476)	$(2,756)	$(26,141)	$(11,449)

Denominator:
Weighted average common shares	25,002	23,726	24,325	13,091
Weighted average unvested common shares subject to repurchase	(62)	(232)	(62)	(232)

Denominator for basic and diluted net loss per share	24,940	23,494	24,263	12,859

Basic and diluted net loss per share	$(0.74)	$(0.12)	$(1.08)	$(0.89)

Pro forma:
Numerator:
Net loss used above				$(11,449)

Denominator:
Shares used above				12,859
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock				6,223

				19,082

Pro forma basic and diluted net loss per share				$(0.60)

5.	Business Combination

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

Under the acquisition agreement, RSB will receive additional annual payments over a period of 12 years based upon sales of the products derived from the cervical plate technology. Any amounts paid under this arrangement will first be applied to reduce the long-term liability and then will be recorded as goodwill when incurred. The acquisition agreement provides for adjustment to the first of these annual payments if shares of

NuVasive common stock issued in the transaction are sold by RSB within a period defined by the acquisition agreement at a price more than 110% of the value of NuVasive common stock at the closing date of the transaction. As of September 30, 2005 and based on the sale by RSB of all of the shares of NuVasive common stock issued in the transaction, the first annual payment will be reduced by approximately $48,000. The recorded values of the long-term liability and the shares issued have been reduced to reflect this adjustment.

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

In connection with the transaction, NuVasive has written-off investments, consisting primarily of inventory, totaling approximately $497,000 for the initial alpha/beta testing of the Company’s own cervical plate under development. The charge is recorded in cost of goods sold in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2005.

6.	Asset Acquisitions

On August 4, 2005, NuVasive acquired technology and assets from Pearsalls Limited, a privately-owned company based in the United Kingdom (Pearsalls). The acquired assets include a cervical disc replacement device called NeoDisc™. Also acquired was all of Pearsall’s intellectual property related to embroidery technology for use in surgical implants. NuVasive made a closing payment of $12 million, consisting of $5 million in cash and $7 million in unregistered common stock. NuVasive effected a registration statement relating to the common stock issued in the transaction on September 8, 2005. In addition, the transaction provides for NuVasive to make additional payments totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc product. Finally, Pearsalls will receive a royalty of 5% on NeoDisc product sales. No royalties will be due on other products based on the acquired technology, except for a limited royalty on products for non-spine applications. Additional payments made on attainment of milestones will be charged to research and development expense as incurred. Royalty payments will be charged to sales and marketing expense as incurred.

The total purchase consideration consisted of (in thousands, except share and per share data):

Cash paid on the closing date	$5,000
NuVasive common stock issued on the closing date (395,972 shares at $19.54 per share)	7,736
Acquisition-related costs, consisting primarily of professional fees	274

Total purchase price	$13,010

The purchase price has been allocated to the fair value of the assets acquired at the date of the acquisition consisting of fixed assets of $113,500. The remaining purchase price of $12.9 million has been allocated to in-process research and development (IPRD) because the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the $12.9 million was charged to expense on the acquisition date.

On August 12, 2005, NuVasive acquired assets and intellectual property from RiverBend Design LLC (“RiverBend”), pursuant to the terms of an Intellectual Property Purchase Agreement. The acquired intellectual property includes a patent application and related technology and know-how for use in developing dynamic stabilization products. NuVasive made a closing payment to RiverBend of 51,308 unregistered shares of common stock. NuVasive effected a registration statement relating to the common stock issued in the transaction on August 29, 2005. In addition, NuVasive will make royalty payments to RiverBend based on sales of products based on the acquired technology. The purchase price of $1.0 million has been allocated to purchased technology and is being amortized over a useful life of 17 years.

At the same time as the transaction with RiverBend, NuVasive executed an Intellectual Property Purchase Agreement Addendum (the Addendum) with Spine Partners LLC (Spine Partners), a company affiliated with RiverBend. The Addendum amended the terms of the Intellectual Property Purchase Agreement dated October 10, 2002, between NuVasive and Spine Partners. The Addendum adjusts the royalty payments due to Spine Partners for the NuVasive SpheRx® multi-axial pedicle screws. The Addendum also effects the transfer to NuVasive of multiple patent applications and related technology and know-how relating to pedicle-based dynamic stabilization systems.

7.	Comprehensive Loss

Comprehensive loss as defined by SFAS No. 130, Reporting Comprehensive Income, consists only of unrealized losses on cash equivalents and short-term investments.

8.	Stock Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees and directors as awards are generally issued with exercise prices equal to the fair value of the common stock on the grant date. Under APB 25, if the exercise price of the Company’s employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, the Company records deferred compensation for the difference. The Company reports the pro forma information below regarding net loss and net loss per share as if the Company had accounted for employee stock awards under the fair value method as required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends. The weighted-average expected life, risk-free interest rate and volatility for the three and nine months ended September 30, 2005 and 2004 are comparable to those for the fiscal year ended December 31, 2004.

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

The following table illustrates the effect on net loss for the periods presented as if the Company had applied the fair value recognition provisions of SFAS 123 to its equity-based awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders as reported	$(18,476)	$(2,756)	$(26,141)	$(11,449)
Add: Stock-based employee compensation expense included in net loss	445	980	1,684	4,099
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(1,100)	(1,260)	(3,006)	(5,149)

Pro-forma net loss attributable to common stockholders	$(19,131)	$(3,036)	$(27,463)	$(12,499)

Basic and diluted net loss per share as reported	$(0.74)	$(0.12)	$(1.08)	$(0.89)

Basic and diluted pro forma net loss per share	$(0.77)	$(0.13)	$(1.13)	$(0.97)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Compensation (SFAS 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. We are currently evaluating the provisions of SFAS 123R and will adopt it in the first quarter of 2006, as required. The adoption of SFAS 123R will have a significant impact on the Company’s earnings; however, the adoption will not significantly impact the Company’s financial position or cash flows. The table above provides the pro forma net loss and net loss per share as if NuVasive had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the three and nine months ended September 30, 2005 and 2004.

9.	Reclassifications

Certain reclassifications to prior period information have been made for consistent presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The MAS platform offers advantages for both patients and surgeons such as reduced surgery and hospitalization time and faster recovery. MAS combines three categories of our current product offerings—NeuroVision®, a proprietary software-driven nerve avoidance system, MaXcess® and MaXcess II®, a unique split-blade design retraction system, and specialized implants, like SpheRx® Pedicle Screw System, CoRoent™ and ExtenSure® —that collectively minimize soft tissue disruption during spine surgery while allowing maximum visualization and surgical reproducibility. Our classic fusion portfolio is comprised predominantly of proprietary saline packaged bone allografts, metal mesh cages and fusion plates.

Since inception, we have been unprofitable. We incurred net losses of approximately $15.1 million in 2002, $10.1 million in 2003 and $14.2 million in 2004. As of September 30, 2005, we had an accumulated deficit of $104.6 million.

Revenues

From inception to September 30, 2005, we have recognized $119.1 million in revenue from sales of our products. Our revenues are derived from the sale of medical products in two principal categories:

•	MAS Platform. Our MAS revenues primarily consist of sales of disposable sets for use with our NeuroVision system, instruments and disposables used with MaXcess, and specialized implants used during surgery, such as SpheRx, CoRoent and ExtenSure.

•	Classic Fusion. Our classic fusion revenues primarily consist of the sales of bone allograft, metal cage implants and fusion plates.

The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. To date we have derived less than 5% of our total revenues from the sale of MAS instrument sets, MaXcess, and NeuroVision systems. We do not expect these sales to contribute significantly to our revenues in the future because we intend to continue to (i) loan NeuroVision, MaXcess and Implant systems to hospitals and surgeons who purchase our disposables and implants for use in individual procedures or (ii) place NeuroVision, MaXcess and Implant systems with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of our disposables and implants. In the event a hospital or surgeon does not meet its minimum monthly purchase commitments, our sole remedy is to remove our products.

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

Sales and Marketing

Substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent agencies and our own sales personnel. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales and product placements in their territories. The commissions are reflected in our statement of operations in the selling and marketing expense line. We expect to continue to expand our distribution channel. We have been engaged in a process to create a sales force that is exclusive to us with respect to the sale of spine products. These efforts are ongoing and we expect to incur increased sales and marketing expenses as we incentivize new and existing representatives to exclusively sell our products.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, fixed assets and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

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

Excess and Obsolete Inventory.    We calculate an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have a four-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our MAS inventory, which consists primarily of instruments, disposables and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.

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

Accounting for Income Taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2005 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Revenues

Total revenues.    Total revenues for the seven-quarter period ending September 30, 2005, by revenue classification are summarized below.

	Q1-04		Q2-04		Q3-04		Q4-04
	(000’s)	% of Rev	(000’s)	% of Rev	(000’s)	% of Rev	(000’s)	% of Rev
Revenues:
MAS	$4,804	63%	$6,171	70%	$8,042	79%	$9,118	77%
Classic Fusion	2,784	37%	2,638	30%	2,142	21%	2,704	23%

Total revenues	$7,588	100%	$8,809	100%	$10,184	100%	$11,822	100%

	Q1-05		Q2-05		Q3-05
	(000’s)	% of Rev	(000’s)	% of Rev	(000’s)	% of Rev
Revenues:
MAS	$9,923	76%	$12,557	84%	$11,664	77%
Classic Fusion	3,141	24%	2,479	16%	3,470	23%

Total revenues	$13,064	100%	$15,036	100%	$15,134	100%

MAS Revenue.

	September 30,
	2005	2004	$ Change	% Change
Three months ended	$11,664	$8,042	$3,622	45%
% of revenue	77%	79%
Nine months ended	$34,144	$19,017	$15,127	80%
% of revenue	79%	72%

MAS revenues have increased over time due primarily to continued market acceptance of our MAS products, including MaXcess, MaXcess II and NeuroVision disposables, and purchases of our MAS implants. We expect our MAS products will continue to be a significant contributor to our total revenue for the foreseeable future, which is consistent with our strategy.

Classic Fusion.

	September 30,
	2005	2004	$ Change	% Change
Three months ended	$3,470	$2,142	$1,328	62%
% of revenue	23%	21%
Nine months ended	$9,090	$7,564	$1,526	20%
% of revenue	21%	28%

Classic fusion revenues increased in 2005 due primarily to increased sales of lumbar allograft and to sales of our cervical plate, SmartPlate® Gradient CLP. We currently expect demand for our classic fusion products will continue at or near the present level, but the associated revenue may decrease as a relative percentage of our total revenues.

Cost of Goods Sold

	September 30,
	2005	2004	$ Change	% Change
Three months ended	$3,302	$2,624	$678	26%
% of revenue	22%	26%
Nine months ended	$9,107	$7,309	$1,798	25%
% of revenue	21%	27%

Cost of goods sold consists of purchased goods and overhead costs. Cost of goods sold, as a percent of revenue, for our MAS products ranged from 20% to 25% in 2004 and 15% to 20% in 2005. Cost of goods sold, as a percent of revenue, for our classic fusion products ranged from 35% to 40% in both 2004 and 2005.

The increase in cost of goods sold in total dollars in 2005 is due, in part, to increased product sales, specifically the related material costs. In addition, we recorded the following additional charges to cost of goods sold in 2005: (i) additional inventory reserves of approximately $374,000 for excess and obsolete inventory in the third quarter of 2005; (ii) amortization of approximately $77,000 in the third quarter of 2005 related to the revaluation of inventory acquired from RSB Spine LLC; and (iii) the write-off in connection with the acquisition of assets from RSB Spine LLC of approximately $497,000 in the second quarter of 2005 related to our own cervical plate under development.

Cost of goods sold as a percentage of total revenues decreased in 2005 in comparison to 2004 due primarily to a shift in product mix to MAS products which have a higher margin than our classic fusion products, offset by the additional charges noted above. Our overall cost of goods sold and gross profit are subject to fluctuation based on the mix between MAS and classic fusion products.

Operating Expenses

Research and Development.

	September 30,
	2005	2004	$ Change	% Change
Three months ended	$2,898	$1,677	$1,221	73%
% of revenue	19%	16%
Nine months ended	$7,511	$4,855	$2,656	55%
% of revenue	17%	18%

Research and development expenses consist primarily of product research and development, regulatory and clinical functions, and employee related expenses. During the nine-month period ended September 30, 2005, we released nine new or expanded products, five of which were released in the third quarter. The increases in research and development costs are primarily due to (i) an increase in employee related and consultant expenses of $706,000 and $1.5 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004. Additional personnel have been hired to support development of our product pipeline, including the SpheRx pedicle screw system, CerPass™ total disc replacement and NeoDisc nucleus-like replacement system. Expenses for materials to support current product development increased by $442,000 and $1.1 million for the three- and nine-months periods ended September 30, 2005, respectively, compared to the same periods in 2004. We expect research and development costs to continue to increase for the foreseeable future in support of our ongoing development activities and planned clinical trial activities.

Sales and Marketing.

	September 30,
	2005	2004	$ Change	% Change
Three months ended	$9,962	$5,105	$4,857	95%
% of revenue	66%	50%
Nine months ended	$26,382	$13,906	$12,476	90%
% of revenue	61%	52%

Sales and marketing expenses consist primarily of employee and distributor commissions and costs for personnel engaged in sales, marketing and customer support functions, along with advertising, tradeshow, and surgeon training expenses. In the second quarter of 2005, we implemented a program to transition our distributor network toward exclusivity. Exclusive distributor relationships are costly to implement and generally result in higher commissions as a percent of revenue. It is expected that this trend will continue for the foreseeable future. The increases in sales and marketing expenses in the periods presented resulted primarily from (i) increased commissions of $2.1 million and $6.2 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004 reflecting the increased sales volume and, to a lesser extent, the higher commission rate in 2005; (ii) increased royalties of $195,000 and $530,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004 reflecting the increased sales volume; (iii) additional employee-related and consulting costs of $1.0 million and $2.8 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004; (iv) increased promotional materials costs of $299,000 and $365,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004; and (v) increased shipping costs of $215,000 and $554,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004, each of which is attributable to increases in sales and the number of sales representatives; (vi) increased tradeshow and conference expenses of $711,000 and $1.2 million for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004 due in large part to the fact that our largest annual tradeshow occurred in the third quarter of 2005 and in the fourth quarter of 2004; and (vii) increased expenses related to surgeon training of $184,000 and $696,000 for the three- and nine-month periods ended September 30, 2005, respectively, compared to the same periods in 2004 reflecting the increase in number of surgeons trained in 2005.

We expect to increase the amounts we spend on sales and marketing for the foreseeable future. These increased amounts will be directed towards hiring direct sales agents and additional sales management training personnel, expanding and training our distribution channels, promoting awareness of our products and providing training to surgeons. These amounts will also be used to compensate our sales force, including both independent and direct sales agents, related to sales of our products and to provide incentive for our independent sales agents to exclusively sell our spine surgery products

General and Administrative.

	September 30,
	2005	2004	$ Change	% Change
Three months ended	$4,204	$2,508	$1,696	68%
% of revenue	28%	25%
Nine months ended	$11,972	$6,874	$5,098	74%
% of revenue	28%	26%

General and administrative expenses consist primarily of employee related expenses for our administrative functions, third party professional service fees, facilities and insurance expenses. The increases described below are primarily a result of growth in our overall business and the activities to support that growth. Specifically, we became a public company in May 2004 and incur certain expenses related to accounting, audit and tax services, insurance and certain other costs we did not incur as a private company. In particular, we have incurred additional consulting, audit and tax services expenses of $554,000 and $1.3 million for the three- and nine-month periods ended September 30, 2005 primarily related to compliance with the Sarbanes-Oxley Act of 2002. In addition, to support increased business activity and personnel, we relocated our corporate headquarters to a larger facility in January 2005.

For the comparative three-month periods ended September 30, 2005 and 2004, the increase in general and administrative expenses was due primarily to the following increases: facilities rent and related expenses, including depreciation, of $539,000 related to our larger corporate headquarters and company growth; consulting, audit and tax services of $554,000; employee related expenses of $535,000 due to company growth; and amortization expense related to purchased technology of $130,000.

For the comparative nine-month periods ended September 30, 2005 and 2004 the increase in general and administrative expenses was due primarily to the following increases: public company and corporate governance expenses of $478,000 legal services expense of $422,000; facilities rent and related expenses, including depreciation of $1.7 million related to our larger corporate headquarters and company growth; consulting, audit and tax services of $1.3 million; employee related expenses of $818,000; and amortization expense related to purchased technology of $171,000.

We expect general and administrative costs to continue to increase for the foreseeable future. These increased amounts will be directed towards hiring additional personnel and systems to support the planned growth of the Company.

Interest and Other Income, Net

	September 30,
	2005	2004	$ Change	% Change
Three months ended	$264	$249	$15	6%
% of revenue	2%	2%
Nine months ended	$949	$158	$791	501%
% of revenue	2%	1%

Interest and other income, net consists primarily of interest income. The increase in net interest income for the nine-month period ended September 30, 2005 compared to the comparable period in 2004 is primarily due to interest earned on the investment of proceeds received from our initial public offering.

Deferred Stock-Based Compensation

We have accounted for options granted to employees, officers and directors in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and related interpretations. As such, compensation expense is recorded on stock option grants based on the fair value of the options granted, which is estimated on the date of grant using an option-pricing model and it is recognized on an accelerated basis over the vesting period (typically four years). Deferred stock-based compensation recorded through September 30, 2005, was approximately $8.4 million, net of terminations, with accumulated amortization of approximately $6.8 million. The remaining approximately $1.6 million, net of terminations, will be amortized over the remaining vesting periods of the options, generally four years from the date of grant. We expect to record amortization expense for deferred stock-based compensation as follows:

Remainder of fiscal year 2005	$370,000
Fiscal year 2006	935,000
Fiscal year 2007	278,000

Total	$1,583,000

We have accounted for stock options granted to non-employees on a fair-value basis in accordance with SFAS 123, Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an Interpretation of APB Opinion No. 15 and 25. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is affected each reporting period by changes in the fair value of our common stock. Compensation expense for options granted to non-employees was $166,000 and $286,000 for the three months ended September 30, 2005 and 2004, respectively, and $771,000 and $831,000 for the nine months ended September 30, 2005 and 2004, respectively. The amount of compensation expense to be recorded in the future for options granted to non-employees is subject to change each reporting period based upon changes in the fair value of our common stock, estimated volatility and risk free interest rate until the non-employee completes performance under the option agreement.

In-Process Research and Development

We recorded an in-process research and development (IPRD) charge of $12.9 million related to our acquisition of the technology assets of Pearsalls Limited in the third quarter of 2005. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date.

Valuation of IPRD.    The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established. The value of the in-process technology was determined using a discounted cash flow model similar to the income approach, focusing on the income producing capabilities of the in-process technologies. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified technologies. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates, (iii) anticipated product development and introduction schedules, (iv) product sales cycles, and (v) the estimated life of a product’s underlying technology. From the revenue estimates, operating expense estimates, including costs of sales, general and administrative, selling and marketing, and income taxes, were deducted to arrive at operating income. Revenue growth rates were estimated by management for the product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles and the estimated life of the product’s underlying technology. Operating expense estimates reflect NuVasive’s historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. The resulting operating income stream was discounted to reflect its present value at the date of acquisition.

The rate used to discount the net cash flows from purchased in-process technology is our weighted-average cost of capital (WACC), taking into account our required rates of return from investments in various areas of the enterprise and reflecting the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

Business Combination and Asset Acquisitions

On June 3, 2005, we acquired intellectual property and related assets for cervical plate technology from RSB Spine LLC (RSB), a privately owned company focused on spine technology (the “RSB Acquisition”), providing us with cervical plate technology that received FDA 510(K) clearance and was first commercialized in 2004. We re-launched the cervical plate under our own product name (the SmartPlate™ Gradient CLP™) in July 2005. The RSB Acquisition and its impact to our consolidated statement of position and results of operations is fully described in Note 5 to the unaudited condensed consolidated financial statements included in this quarterly report.

On August 4, 2005, we acquired technology and assets from Pearsalls Limited, a privately-owned company based in the United Kingdom (Pearsalls). The acquired assets include an investigational cervical disc replacement device called NeoDisc™. Also acquired was all of Pearsall’s intellectual property related to embroidery technology for use in surgical implants. We made a closing payment of $12 million, consisting of $5 million in cash and $7 million in unregistered common stock which has since been registered for resale. In addition, the transaction provides for us to make additional milestone payments totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc investigational device. Finally, Pearsalls will receive a royalty of 5% on NeoDisc product sales. Additional payments made on attainment of milestones will be charged to research and development expense as incurred. Royalty payments will be charged to sales and marketing expense as incurred. This asset acquisition transaction and its impact to our consolidated statement of position and results of operations is fully described in Note 6 to the unaudited condensed consolidated financial statements included in this quarterly report.

On August 12, 2005, we acquired assets and intellectual property from RiverBend Design LLC (RiverBend), pursuant to the terms of an Intellectual Property Purchase Agreement. The acquired intellectual property includes a patent application and related technology and know-how for use in developing dynamic stabilization products. We made a closing payment to RiverBend of 51,308 unregistered shares of common stock. In addition, we will make royalty payments to RiverBend based on sales of products based on the acquired technology. The purchase price of $1.0 million has been allocated to purchased technology and is being amortized over a useful life of 17 years.

Liquidity and Capital Resources

Since our inception in 1997, we have incurred significant losses and as of September 30, 2005, we had an accumulated deficit of approximately $104.6 million. We have not yet achieved profitability, and anticipate we will continue to incur net losses for the foreseeable future. We expect our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million. In May 2004, we closed our initial public offering, resulting in proceeds to us, net of underwriting fees and offering costs, of approximately $68.1 million.

Cash, cash equivalents and short-term investments was $25.0 million at September 30, 2005 and $59.2 million at December 31, 2004. The decrease was due primarily to cash used (i) to fund our operations of $17.1 million, (ii) for the RSB Acquisition and the acquisition of assets from Pearsalls of $8.8 million in the aggregate, and (iii) for purchases of fixed assets of $9.3 million.

Net cash used in operating activities was $17.1 million in the first nine months of 2005 compared to $8.3 million in the first nine months of 2004. The increase of net cash used in operating activities of $8.8 million was primarily due to increased inventory purchases to support the launch of nine products in 2005 of $8.2 million.

Net cash provided by investing activities was $16.5 million in the first nine months of 2005 compared to $43.3 million used in the first nine months of 2004. The increase in net cash provided by investing activities is primarily due to increased proceeds from the sale of short-term investments, net of purchases, of $34.6 million, reduced by our increased investment in fixed assets of $9.3 million and cash paid for the RSB Acquisition and the acquisition of assets form Pearsalls totaling $8.8 million.

Net cash provided by financing activities was $1.0 million in the first nine months of 2005 compared to $64.2 million in the first nine months of 2004. The decrease in 2005 is primarily due to the net proceeds from the initial public offering of $68.1 million offset by payments on notes payable of $6.1 million, both in the 2004 period.

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

Risks Related to Our Business and Industry

Our failure to build an effective and dedicated distribution network for our products could significantly impair our ability to increase sales of our products.

We have only been selling our products since 2001. We currently sell a significant majority of our products in the United States through distribution arrangements with a network of independent agents and sales representatives managed by our sales managers. As a result, we are dependent upon the sales and marketing efforts of our third-party sales agencies. We pay these agents and sales representatives a commission based on their product sales. We are currently engaged in significant efforts to convince agents and sales representatives to exclusively sell our products. We believe this is important to increasing our product sales because exclusivity brings greater focus from sales agents and a greater commitment to generate sales of our full product line. These efforts require us to offer higher commissions, sometimes for extended periods of time. As a result, these efforts can result in significantly increased expenses and may therefore negatively impact our results of operations. In addition, our failure to establish an effective and dedicated sales force will likely result in less product sales.

Our efforts to build a dedicated sales force also include initiatives to hire direct sales personnel who work directly for us. We have little experience in establishing a direct sales force, so there is a risk that this sales force will not succeed in growing sales of our products. Although we believe the cost of a direct sales force will be comparable to that of independent agents, there is also a risk that the cost may turn out to be higher.

The establishment and development of a broader and more dedicated distribution network and sales force will be expensive and time consuming. Because of the intense competition for their services, we may be unable to identify additional qualified sales personnel and contract sales organizations. Further, we may not be able to enter into agreements with them on commercially reasonable terms, if at all. Even if we do enter into agreements with additional sales personnel and/or contract sales organizations, these parties may not be successful in marketing and selling our products. Our financial condition and results of operations will be harmed if the marketing and sales efforts of our own employees, third-party sales agencies and contract sales organizations are unsuccessful.

Pricing pressure from our competitors and sources of medical reimbursement may impact our ability to sell our products at prices necessary to expand our operations and reach profitability.

The market for spine surgery products is large and growing at significant rate. This has attracted numerous new companies and technologies, and also encouraged more established companies to intensify competitive pressure. New entrants to our markets include companies owned partially by spine surgeons, who have significant market knowledge and access to the surgeons who use our products. As a result of this increased competition, we believe there will be growing pricing pressure in the near future. If competitive forces drive down the price we are able to charge for our products, our profit margins will shrink, which will hamper our ability to invest in and grow our business.

Further, successful sales of our products will depend on the availability of adequate reimbursement from third party payors. Healthcare providers, such as hospitals that purchase medical devices for treatment of their patients, generally rely on third party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of related procedures. We also believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance.

We are in a highly competitive market segment and face competition from large, well-established medical device manufacturers as well as new market entrants.

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to NeuroVision, our nerve avoidance system, we compete with Medtronic Sofamor Danek, Inc., a wholly owned subsidiary of Medtronic, Inc., and Nicolet Biomedical, a VIASYS Healthcare company, both of which have significantly greater resources than us. With respect to MaXcess, our minimally disruptive surgical system, our largest competitors are Medtronic Sofamor Danek, DePuy Spine, a Johnson & Johnson company, and Synthes-Stratec. We compete with many of the same companies with respect to our other products. Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with spine surgeons and hospitals;

•	established distribution networks and significant experience in commercializing products;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining United States Food and Drug Administration, or FDA, and other regulatory approvals for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	greater resources for product research and development.

In addition, the spine industry is becoming increasingly crowded with new market entrants, including companies owned at least partially by spine surgeons. Many of these new competitors focus on a specific product or market segment, making it more difficult for us to increase our overall market position. If these companies have success, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand.

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

It is important to our business that we continue to build a more complete product offering to surgeons and hospitals and to attract distributors. As such, our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully develop, obtain regulatory approval for or market new products or that any of our future products will be accepted by the surgeons who use our products or the payors who financially support many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;

•	develop new products or enhancements in a timely manner;

•	develop products based on technology that we acquire, such as the technology recently acquired from Pearsalls Limited, RSB Spine LLC, and RiverBend Design LLC;

•	avoid infringing upon the intellectual property rights of third parties;

•	obtain the necessary regulatory approvals for new products or product enhancements;

•	provide adequate training to potential users of our products;

•	receive adequate reimbursement notifications; and

•	develop an effective and dedicated marketing and distribution network.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations will suffer.

We may encounter difficulties in integrating acquired products, technologies or businesses that could adversely affect our business.

We recently acquired assets from each of Pearsalls Limited, RSB Spine LLC, and RiverBend Design LLC, and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete acquisitions. Further, these past and potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate an acquired company’s operations, technologies, products and services, information systems and personnel into our business. Further, products we acquire, such as the cervical plate we acquired from RSB Spine LLC and the ExtenSure product acquired from RiverBend Design LLC, may not provide the intended complementary fit with our existing products. In addition, certain acquired technology, such as that acquired from Pearsalls Limited, requires significant additional development work and efforts to obtain regulatory clearance. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. In connection with in-process research and development activities, we would likely experience an increase in development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

We are dependent on single source suppliers and manufacturers for certain of our products and components, and the loss of any of these suppliers or manufacturers, or their inability to supply us with an adequate supply of materials could harm our business.

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

We currently use one or two manufacturers for each of our devices or components. If any one or more of our manufacturers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenue.

Further, Tissue Banks International, Inc. and U.S. Tissue and Cell (formerly Intermountain Tissue Center) collectively supply us with all of our allograft implants, and will continue to be our only sources for the foreseeable future. The processing of human tissue into allograft implants is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft implants are at times in particularly short supply. We cannot be certain that our supply of allograft implants from Tissue Banks International and U.S. Tissue and Cell will be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain allograft implants from these sources in amounts sufficient to meet our needs, we may not be able to locate and engage replacement sources of allograft implants on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of allograft implants would significantly harm our revenues, which could cause the market price of our common stock to decline.

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

The rapid growth of our business has placed a significant strain on our managerial, operational and financial resources and systems. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively market our products to an increasing number of surgeons. We will also depend on our personnel to develop next generation technologies.

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

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved premarket approval application, or PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Any products we develop that require regulatory clearance may be delayed. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared product, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA approval process. To date, all of our products have been cleared through the 510(k) process. We have no experience in obtaining PMA approval.

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

We obtained clearance to offer almost all of our products through the FDA’s 510(k) clearance process. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires less in the way of long-term clinical studies. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by spine surgeons, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Accordingly, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to latent and costly product liability litigation.

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

Risks Related to Our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We believe that our current cash and cash equivalents, including our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 12 months. However, continued expansion of our business will be expensive and we may seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts, including efforts to establish a dedicated sales force;

•	the expenses we incur in developing and commercializing our products, including the FDA approval and clearance process;

•	the number and timing of acquisitions and other strategic transactions;

•	the amount and timing of any milestone payments related to our asset acquisitions transactions;

•	the costs associated with increased capital expenditures including fixed asset purchases of instrument sets which we loan to hospitals to support surgeries; and

•	unanticipated general and administrative expenses.

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

We were incorporated in Delaware in 1997, and since that time have focused primarily on research and development and seeking regulatory clearances to market our products. We began commercial sales in 2001 and have several product offerings in both MAS and Classic Fusion. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. At September 30, 2005, we had an accumulated deficit of approximately $104.6 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. These fluctuations will also affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	our ability to drive increased sales of our products to hospitals and surgeons;

•	our ability to establish and maintain an effective and dedicated sales force;

•	pricing pressure applicable to our products, including adverse third party reimbursement outcomes;

•	results of clinical research and trials on our existing products and products in development;

•	the mix of our products sold (i.e., profit margins differ between our products);

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components;

•	the evolving product offerings of our competitors;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments; and

•	changes in our ability to obtain FDA approval or clearance for our products.

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

In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be extensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

In addition, certain product categories, including pedicle screws, have been the subject of significant litigation in recent years. Since we sell pedicle screws and recently introduced our SpheRx Pedicle Screw System, any related litigation could harm our business.

We are subject to litigation regarding cadavers we purchased that originated from the University of California at Los Angeles.

For a period of time, we purchased cadavers from a broker who is now being investigated for his practices in obtaining those cadavers from UCLA. We previously received inquiries and document requests from the FDA and the State of California regarding this investigation. Although we have been informed that we are not a subject of this investigation, we have been named as a defendant, along with the Regents of the University of California, The David Geffen School of Medicine at UCLA, Ernest V. Nelson, Henry G Reid, and Johnson & Johnson in multiple civil class action lawsuits relating to the underlying events. The lawsuits have been consolidated in a single court in the Superior Court of the State of California, County of Los Angeles. The lawsuits generally allege fraud, negligence and unfair business practices in connection with the use and distribution of the donated cadavers, and further allege that the cadavers were improperly sold. These lawsuits may result in significant legal fees and could be a diversion of management’s time and other resources. If the claims contained in the lawsuit are successfully asserted against us, our financial performance and cash position could be negatively impacted and the market price of our shares may decline. See the description under Legal Proceedings (Item 3) below for further information.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, we sell allograft implants, derived from cadaver bones, which pose the potential risk of biological contamination.

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

Any claims relating to our making improper payments to physicians for consulting services, or other potential violations of regulations governing interactions between us and healthcare providers, could be time consuming and costly.

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

Our exposure to interest rate risk at September 30, 2005 is related to our investment portfolio which consist largely of debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates.

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

The lawsuit described in our previous Quarterly Report on Form 10-Q for the period ended June 30, 2005, involving families of decedents who donated their bodies through UCLA’s willed body program, is still ongoing.

Since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, the parties have continued on a briefing schedule for the defendants to challenge the plaintiff’s Master Complaint. The date the court will hear argument on the defendants’ challenges to the plaintiffs’ complaint has been rescheduled to December 5, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Registration Statement on Form S-1 (No. 333-113344) (the “Registration Statement”) relating to our initial public offering of common stock was declared effective by the Securities and Exchange Commission on May 12, 2004. Pursuant to this Registration Statement, we raised aggregate proceeds of approximately $75.7 million. Of this amount, we paid approximately $5.3 million in underwriting fees and commissions, and approximately $2.3 million for offering-related expenses. This resulted in approximate aggregate net proceeds of $68.1 million and total expenses of approximately $7.6 million. Arda Minocherhomjee, one of our directors until September 12, 2005, is a former principal of William Blair & Company, L.L.C., which was one of the underwriters of our initial public offering and received compensation for their services in connection therewith. Other than this affiliation, no offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of September 30, 2005, we had used approximately $2.5 million of our public offering proceeds in connection with the acquisition of leased real estate facilities for our corporate offices, approximately $6.3 million for the repayment of outstanding indebtedness, approximately $3.9 million for the acquisition of assets from RSB Spine LLC, approximately $5.0 million for the acquisition of assets from Pearsalls Limited, and approximately $15.0 million to fund our operations. In addition, we have invested approximately $32.2 million in short-term marketable securities. The proceeds used to fund our operations included regular compensation for officers and directors. Other than with respect to the payments totaling approximately $8.9 million to RSB Spine LLC and Pearsalls Limited in connection with our recent acquisitions of assets, the use of proceeds described above does not represent a material change from the use of proceeds described in the prospectus relating to the Registration Statement.

We completed the acquisition of assets from Pearsalls Limited on August 4, 2005. As partial consideration for the purchased assets, we issued to Pearsalls Limited 395,972 shares of our unregistered common stock in an issuance exempt under Section 4(2) of the Securities Act of 1933, as amended.

We completed the acquisition of assets from RiverBend Design LLC on August 12, 2005. As partial consideration for the purchased assets, we issued to RiverBend Design LLC 51,308 shares of our unregistered common stock in an issuance exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on July 27, 2005. Our stockholders voted upon and approved the election of two Class I directors to hold office until the 2008 Annual Meeting of Stockholders. The directors elected and the votes cast were as follows:

	Number of Shares Voted
Names of Directors Elected	For	Withheld
Arda M. Minocherhomjee, Ph.D.	16,184,656	402,640
Robert J. Hunt	16,377,813	209,483

The following individuals are directors of the Company whose terms continued after the meeting: Jack R. Blair, James C. Blair, Ph.D., Peter C. Farrell, Ph.D., AM, Lesley H. Howe and Alexis V. Lukianov. Joseph S. Lacob was not nominated to stand for re-election and no candidates were nominated to replace Mr. Lacob. Mr. Lacob’s departure from our board was planned and did not involve any disagreement with the Company.

At the meeting, our stockholders also voted upon and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, by the following vote:

Number of Shares Voted
For	Against	Abstain
16,573,496	3,800	0

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(1)	Restated Bylaws

4.1	(2)	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited

10.1	(2)	Asset Purchase Agreement, dated as of August 4, 2005, among NuVasive, Inc., Pearsalls Limited, and American Medical Instruments Holdings, Inc.

10.2	(2)*	Exclusive Manufacturing Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited

10.3	(3)*	Intellectual Property Purchase Agreement, dated as of August 12, 2005, between NuVasive, Inc. and RiverBend Design LLC

10.4	(3)*	Intellectual Property Purchase Agreement Addendum, dated as of August 12, 2005, between NuVasive, Inc. and Spine Partners LLC

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.
*	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVASIVE, INC.

Date: November 10, 2005	By:	/s/ ALEXIS V. LUKIANOV
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: November 10, 2005	By:	/s/ KEVIN C. O’BOYLE
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(1)	Restated Bylaws

4.1	(2)	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited

10.1	(2)	Asset Purchase Agreement, dated as of August 4, 2005, among NuVasive, Inc., Pearsalls Limited, and American Medical Instruments Holdings, Inc.

10.2	(2)*	Exclusive Manufacturing Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited

10.3	(3)*	Intellectual Property Purchase Agreement, dated as of August 12, 2005, between NuVasive, Inc. and RiverBend Design LLC

10.4	(3)*	Intellectual Property Purchase Agreement Addendum, dated as of August 12, 2005, between NuVasive, Inc. and Spine Partners LLC

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2005.
*	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redactions pursuant to our Application Requesting Confidential Treatment under the Securities Exchange Act of 1934.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.