Form 10-K
period 2005-12-31
NUVASIVE INC
filed 2006-03-15
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-50744
NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4545 Towne Centre Court, San Diego, California (Address of principal executive offices)	92121 (Zip Code)
Registrant’s telephone number, including area code:
(858) 909-1800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.     YES ☐          NO ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.     YES ☐          NO ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $340.8 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      There were 32,985,613 shares of the registrant’s common stock issued and outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006.

NuVasive, Inc.
Form 10-K for the Fiscal Year ended December 31, 2005

PART I
      This Annual Report on Form 10-K, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the documents incorporated by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this prospectus, the words “believe,” “may,” “could” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.
      We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
      In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report and in the documents incorporated in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1.	Business.
Overview
      We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused on applications for lumbar and cervical spine fusion, a market estimated to exceed $2.9 billion in the U.S. in 2005. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAStm, as well as classic fusion implants. Our products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. We also focus significant efforts on our research and development pipeline emphasizing both MAS and motion preservation products such as total disc replacement and nucleus-like cervical disc replacement. As of December 31, 2005, we have trained 724 surgeons in the use of our products.
      Our MAS platform combines three categories of our product offerings:

•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, like our SpheRx® pedicle screw system, CoRoent® suite of products and new ExtenSuretm dynamic stabilization and fusion system.
      We believe our MAS platform provides a unique and comprehensive solution for safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords direct visibility and avoidance of critical nerves. Our MAS platform enables a variety of spine surgery procedures and also uniquely enables an innovative procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine from the side of the patient’s body, rather than from the front or back of the body. Our MaXcess instruments provide access to the spine in a manner that affords direct visibility and our NeuroVision system allows surgeons to avoid critical nerves. We believe that the procedures facilitated by our MAS platform reduce operating times, decrease trauma and blood loss, and lead to faster overall patient recovery times.
      Our classic fusion portfolio is comprised of a range of products, including bone allografts in our patented saline packaging, which are human bone that has been processed and precision shaped for transplant. Our classic fusion portfolio also includes fusion plates such as our SmartPlate® Gradient CLPtm.
      In 2005, we relocated to a 62,000 square foot, state-of-the-art facility, which has a six-suite cadaver operating theatre as well as warehousing and distribution capabilities. We believe our new facility positions us for continued momentum in surgeon training and adoption of our products.
Recent Product Introductions
      Since late 2004, we have introduced twelve new products and product enhancements that have significantly upgraded our MAS platform and increased our revenue opportunities for each surgery performed using our products. We have also acquired complementary and strategic assets and technology. Our newly-launched products include:

•	SpheRx Dual Ball Rod (DBRtm) — a pedicle screw system that allows for instrument-free compression of the vertebrae, minimizes the incidence of tissue trauma associated with rod-overhang and effects secure rod placement with minimal rod migration.

•	SpheRx Pedicle Screw System — a pedicle screw system designed for a posterior approach involving a minimally disruptive procedure.

•	SmartPlate Gradient CLP — a dynamic cervical plate that encompasses a gradient locking mechanism enabling the screws to be progressively resistant to axial compression. This allows the plate to settle in concert with the eventual allograft implant settling that occurs within the disc space over time, offering a better anatomical fit.

•	MaXcess Micro-Access System — the smallest, lightest version of our MaXcess retractor systems, designed to provide access during posterior lumbar and cervical decompression surgeries. The MaXcess Micro-Access System adds more surgical applications to our MAS platform by enabling minimally disruptive maximum access approaches for lumbar stenosis decompression, foraminal discectomy and posterior cervical foraminotomy.

•	MaXcess II — a second generation of our MaXcess retractor that incorporates NeuroVision within the posterior retraction blade, providing built-in nerve monitoring capabilities, and features superior and inferior blades that “kick-out” at an angle. The superior and inferior blades spread the tissue closest to the pathology point further than original MaXcess.

•	ExtenSure — an interspinous dynamic stabilization and fusion system. This device utilizes an allograft implant to maintain decompression through a more natural restoration of the spinal anatomy. ExtenSure was officially launched with limited availability in September 2005 and we anticipate a full launch in mid-2006.

•	Insulated Pedicle Access System (I-PAStm) — a surgical instrument used in conjunction with NeuroVision to determine the safe, percutaneous approach pathway of a pedicle screw prior to its implantation. I-PAS is the first percutaneous and dynamic neurophysiologic system on the market to continuously monitor and alleviate the risk of neurological injury during pedicle screw placement.

•	CoRoent Large Tapered (LT), CoRoent Large Contoured (LC) and CoRoent Extra Large Round (XLR) — implants designed in response to the demand from spine surgeons for implants with superior anatomical fit that are simple to position and align. The CoRoent Large Tapered system is designed to be inserted using a patented “Insert and Rotate” technique, which minimizes damage to the surrounding bone. This procedure allows the surgeon to restore height and stability of the spine. Each of these CoRoent products is made of PEEK OPTIMA®, a biocompatible polymer commonly used in implantable devices.

•	NeuroVision Nerve Root Retractor — an instrument that combines stimulated and free run electromyography (EMG) to monitor spinal nerves and alert the surgeon of physiologic changes intraoperatively during nerve retraction.

•	NeuroVision — we have made significant enhancements to our NeuroVision nerve avoidance system in the form of a software upgrade and improved nerve monitoring capabilities. The software upgrade incorporates a new graphical user interface that allows for greater ease of use by the surgical staff. NeuroVision has also been given a new harness and dual electrodes, or redesigned connectors, to streamline the application of surface electrodes that relay muscle activity to the monitoring system.

Our Strategy
      Our objective is to become a leading provider of creative medical products that provide comprehensive solutions for the surgical treatment of spine disorders. We are pursuing the following business strategies in order to achieve this objective:

•	Establish our MAS Platform as a Standard of Care. We believe our MAS platform has the potential to become the standard of care for minimally invasive spine surgery as spine surgeons continue to adopt our products and recognize their benefits. We also believe that our MAS platform has the potential to dramatically improve the clinical results of minimally invasive spine surgery. We dedicate significant resources to educating spine surgeons on the clinical benefits of our products, and we intend to capitalize on patient demand for minimally disruptive surgical alternatives.

•	Continue to Introduce New Creative Products. One of our core competencies is our ability to develop and commercialize creative spine surgery products. Since our initial public offering in May 2004, or IPO, we have introduced twelve new products and product enhancements. We have several additional products currently under development, including total disc and nucleus-like replacement devices, MAS platform expansion products and other implants designed to stabilize the spine. We believe that these additional products will allow us to generate, on average, greater revenues per spine surgery procedure while improving patient care.

•	Establish Exclusive Sales Force with Broad Reach. We believe that having a sales force dedicated to selling only our spine surgery products is critical to achieve continued growth across product lines, greater market penetration and increased sales. To that end, we have initiated a process to create an exclusive sales force comprised partially of Area Business Managers, or ABMs, who are NuVasive employees responsible for a defined territory. The remainder of the sales force will be exclusive independent distributors, each acting as our sole representative and selling only NuVasive spine products in a given territory.

•	Provide Tailored Solutions in Response to Surgeon Needs. — Responding quickly to the needs of spine surgeons, which we refer to as Absolute Responsivenesstm, is central to our corporate culture, critical to our success and, we believe, differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of and potential improvements to our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and a state-of-the-art cadaver operating theatre to provide clinical training and validate new ideas through prototype testing.

•	Selectively License or Acquire Complementary Spine Products and Technologies. In addition to building our company though internal product development efforts, we intend to selectively license or acquire complementary products and technologies. By acquiring complementary products, we believe we can leverage our expertise at bringing new products to market and provide additional selling opportunities for our sales force. Since our IPO, we have acquired complementary and strategic assets, including cervical plate technology, which we re-launched as our SmartPlate Gradient CLP product, surgical embroidery technology, including an investigational nucleus-like cervical disc replacement device called NeoDisctm, and dynamic stabilization technology, which we launched as our ExtenSure product.

Industry Background and Market
      Back pain is the number one cause of healthcare expenditures in the United States, with a direct cost of more than $50.0 billion annually for diagnosis, treatment and rehabilitation. The U.S. market for lumbar and cervical spine fusion, the focus of our business, was estimated to be over $2.6 billion in 2004 and over $2.9 billion in 2005.
      We believe that the market for spine surgery procedures will continue to grow because of the following market dynamics:

•	Increased Use of Implants. The use of implants has evolved into the standard of care in spine surgery. Over the past five years, there has been a significant increase in the percentage of spine fusion surgeries using implants and it is estimated that over 95% of all spine fusion surgeries now involve implants.

•	Demand for Minimally Invasive Alternatives. As with other surgical markets, we anticipate that the broader acceptance of minimally invasive spine surgery will result in increased demand for these types of surgical procedures.

•	Favorable Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging baby boomers, people born between 1946 and 1965. We believe this population segment will demand a quicker return to activities of daily living following surgery.
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
      The prescribed treatment for spine disorders depends on the severity and duration of the disorder. Initially, physicians will prescribe non-operative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In most cases, non-operative treatment options are effective; however, many patients require spine surgery. It is estimated that in excess of one million patients undergo spine surgery each year in the United States. The most common spine surgery procedures are: discectomy, the removal of all or part of a damaged disc; laminectomy, the removal of all or part of a lamina, or thin layer of bone, to relieve pinching of the nerve and narrowing of the spinal canal; and fusion, where two or more adjoining vertebrae are fused together to provide stability. All three of these procedures require access to the spine. Traditional open surgical approaches require large incisions to be made in the back so that surgeons can see the spine and surrounding area. Most open procedures are invasive, lengthy and complex, and may result in significant blood loss, extensive dissection of tissue and lengthy hospitalization and rehabilitation.
Minimally Invasive Surgical Procedures
      The benefits of minimally invasive surgery procedures in other areas of orthopedics have significantly contributed to the strong and growing demand for minimally invasive surgery of the spine. Surgeons and hospitals seek spine procedures that result in fewer operative complications, shorter surgery times and decreased hospitalization. At the same time, patients seek procedures that cause less trauma and allow for faster recovery times. Despite these benefits, the rate of adoption of minimally invasive surgical procedures has been relatively slow with respect to the spine.

      We believe the two principal factors contributing to spine surgeons’ slow adoption of minimally invasive alternatives are: (1) the limited or lack of direct access to and visibility of the surgical anatomy, as well as (2) the associated complex instruments that have been required to perform these procedures. Most minimally invasive systems do not allow the surgeon to directly view the spine and provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most minimally invasive systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system.
The NuVasive Solution — Maximum Access Surgery (MAS)
      Our MAS platform allows surgeons to perform a wide range of minimally disruptive procedures, while overcoming the shortcomings of alternative minimally invasive surgical techniques. We believe our products improve clinical results and have both the potential to expand the number of minimally disruptive procedures performed and become a standard of care in spine fusion and non-fusion surgery.
      Our MAS platform combines 3 product categories: NeuroVision, MaXcess, and specialized implants. NeuroVision enables surgeons to avoid neural anatomy while MaXcess affords direct customized access to the spine for implant delivery. MaXcess also allows surgeons to use well-established traditional instruments in a minimally disruptive and less traumatic manner. We also offer a variety of specialized implants that enable sufficient structural support while conforming to the anatomical requirements of the patient.
      Our products facilitate minimally disruptive spine applications of the following traditional spine surgery procedures, among others:

•	Transforaminal lumbar interbody fusion, or TLIF, a lumbar fusion procedure in which the surgeon utilizes an off-midline approach through the patient’s back;

•	Anterior lumbar interbody fusion, or ALIF, a lumbar fusion procedure in which the surgeon approaches the spine through the patient’s abdomen;

•	Posterior lumbar Interbody fusion, or PLIF, in which the surgeon approaches the spine through the patient’s back; and

•	Decompression, which is removal of a portion of bone over the nerve root or disc from under the nerve root to relieve pinching of the nerve.
      Importantly, our products also enable innovative procedures such as an XLIF. The XLIF procedure, which we developed with leading spine surgeons, allows surgeons to access the spine from the side of the patient’s body rather than from the front or back, which results in less operating time and reduced patient trauma and blood loss. Notwithstanding these benefits, XLIFs have historically been viewed by most surgeons as too difficult to perform due to the number of critical nerves that must be avoided.
      We believe procedures enabled by our MAS platform have significant benefits, including reduced surgery times, reduced hospital stays, and less trauma and blood loss for the patient, resulting in faster overall patient recovery times. A study of 145 XLIF procedures performed in 2003 and 2004 supports our belief that our MAS platform provides the following benefits:

•	Reduced Surgery Times. XLIF procedures utilizing our MAS platform, which we refer to as MAS XLIF, have averaged about 70 minutes to perform which we believe is substantially shorter than it takes to perform an equivalent open procedure.

•	Reduced Hospital Stays. Hospital stays following a MAS XLIF procedure have averaged one to two days which we believe is substantially shorter than the hospital stays associated with an equivalent open procedure.

•	Reduced Pain and Recovery Times. Due to smaller incisions and less trauma and blood loss for the patient, we believe that the pain and recovery time for patients following a MAS XLIF procedure is significantly less than with an equivalent open procedure. In most cases, patients are walking the same day as surgery following a MAS XLIF.

MAS — NeuroVision
      NeuroVision utilizes electromyography, or EMG, and proprietary software algorithms and graphical user interfaces to provide surgeons with an enhanced nerve avoidance system. Our system functions by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. We connect the instruments that surgeons use to a computer system that provides real time feedback during surgery. Our system analyzes and then translates complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. For example, during a pedicle screw test, in which the integrity of the bone where the implant is placed is tested, if the insertion of a screw results in a breach of the bone, a red light and corresponding numeric value will result so that the surgeon may reposition the implant to avoid potential nerve impingement or irritation. If no breach of the bone occurs, a green light and corresponding numeric value will result. The initial application of NeuroVision, Screw Test with our INS-1® system, was cleared by the FDA in November 2000 and commercially launched in 2001.
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
      We have recently introduced significant enhancements to NeuroVision in the form of a software upgrade and improved nerve monitoring capabilities. The software upgrade incorporates a new graphical user interface that allows for greater ease of use by the surgical staff. A new harness and dual electrode were developed for NeuroVision to streamline the application of surface electrodes that relay muscle activity to the monitoring system. In addition, we introduced the NeuroVision Nerve Root Retractor, an instrument that combines stimulated and free run EMG to monitor spinal nerves and alert the surgeon of physiologic changes intraoperatively during nerve retraction.

MAS — MaXcess
      Our MaXcess system consists of instrumentation and specialized implants that provide maximum access with minimal soft tissue disruption. MaXcess has a split blade design consisting of three blades that can be positioned to build the surgical exposure in the shape and size specific to the surgical requirements rather than the fixed tube design of other minimally invasive surgical systems. MaXcess’ split blade design also provides expanded access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a significantly smaller incision. The ability to use familiar instruments reduces the learning curve and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment. During the fourth quarter of 2004, we introduced an extension of our MaXcess product with our MaXcess-Micro Access System. This brings all of the benefits of minimally disruptive surgery to both the cervical spine for posterior application and the lumbar spine for decompression.
      In 2005, we introduced MaXcess II, a second generation of our MaXcess retractor that incorporates NeuroVision within the posterior retraction blade, providing built-in nerve monitoring capabilities. MaXcess II features superior and inferior blades that “kick-out” at an angle to spread the tissue closest to the pathology point further than original MaXcess.
      MaXcess allows surgeons to perform a wide range of conventional spine procedures through a minimally disruptive approach. MaXcess enables multiple applications designed for each of the following surgical approaches: TLIF, PLIF, XLIF and decompression, which is removal of tissue (soft tissue or bone) over the nerve root or disc from under the nerve root to relieve pinching of the nerve. We believe that MaXcess, in combination with NeuroVision and our specialized implants, will allow more surgeons to use the MAS platform to perform procedures which offer important clinical benefits. This includes the new and innovative lateral procedure, XLIF. The XLIF procedure significantly reduces the time of the surgery and also the patient tissue trauma and blood loss, resulting in faster overall patient recovery times. Previously, lateral surgery could only be performed by a handful of very highly skilled surgeons that needed to be accompanied by a general surgeon. Now, with our MAS solution, surgeons can successfully avoid critical nerves and access the spine with minimal soft tissue disruption.
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

MAS — Specialized Implants
      We have a number of implants designed to be used with our MAS platform. These implants are used for interbody disc height restoration for fusion, partial vertebral body replacement and stabilization of the posterior part of the spine. These implants include:

•	SpheRx and SpheRx DBR — our pedicle screw systems;

•	CoRoent — our family of unique implants for partial vertebral body replacement;

•	Allograft — precision-machined for lumbar TLIF and PLIF application; and

•	ExtenSure — an interspinous dynamic stabilization and fusion system that utilizes an allograft implant to maintain decompression through a more natural restoration of the spinal anatomy.
      Our implants are available in a variety of shapes and sizes to accommodate the anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion.
      Our fixation systems have been uniquely designed to be delivered through our MaXcess system to provide stabilization of the posterior spine. These systems enable minimally disruptive placement of implants and are intended to reduce operating time and patient morbidity.
      Our implants can also be used in procedures not employing our MAS platform.
Classic Fusion
      We have developed a suite of traditional spine surgery products, which we refer to as classic fusion, including a line of precision-machined cervical and PLIF allograft implants, a titanium surgical mesh system, and related instrumentation. Allograft implant tissue is recovered from deceased human donors, which is processed into specified sizes and shapes and sterilized for implantation. Unlike other suppliers of allograft implants, our patented packaging process allows us to provide a ready-to-use structural graft eliminating the need for refrigeration and re-hydration. We package all of our allograft implants in a sterile saline solution. In addition, our allograft packaging and instrumentation are color-coded to assist the surgeon in selecting the proper size implant for use with the appropriate size instrument.
      Our classic fusion product offerings also include fusion plates such as our SmartPlate Gradient CLP, a dynamic cervical plate that encompasses a gradient locking mechanism which gradually loads the screws based upon the anatomic requirements. This allows the plate to settle in concert with the settling of the allograft implant settling that occurs within the disc space over time, offering a better anatomical fit.

Development Projects
      We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications. These devices are intended to allow surgeons to address a patient’s pain and dysfunction while maintaining normal range of motion and avoiding future adjacent level degeneration that can occur after spine fusion. We believe that the ability to insert a lumbar total disc replacement device from a lateral approach in a MAS procedure will be unique to us, but will require premarket approval rather than 510(k) clearance. We expect the same to be true for our two cervical devices for which we have recently filed for Investigational Device Exemptions. The first of these is NeoDisc, a nucleus-like cervical disc replacement device designed to preserve motion in the cervical region of the spine and fill the gap between pre-surgical treatment and total disc replacement (TDR) or spinal fusion. The design has an elastomeric core with a novel embroidered jacket to envelop the core in a similar manner as the annulus with anterior fixation flanges which simulate the anterior longitudinal ligament. We believe that NeoDisc could be attractive for use in broad indications and pathologies because of the relatively simple surgical placement procedure and the implant is easily revisable. The second is CerPasstm, our cervical TDR device, which incorporates a ceramic-on-ceramic design that we believe will achieve superior long-term wear characteristics compared to that of other bearing surfaces. CerPass also has a “self-centering” feature, designed to ensure proper placement.
Research and Development
      Our research and development efforts are primarily focused in the near term on developing further enhancements to our existing products, launching as well as developing our total disc product. Our research and development staff consists of 35 people, including four who hold Ph.D. degrees and three who hold other advanced degrees. Our research and development group has extensive experience in developing products to treat spine pathology, and continues to work closely with our clinical advisors and spine surgeon customers to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs.
Sales and Marketing
      We currently sell our products through a combination of independent sales agencies and direct sales representatives employed by us. We historically sold our products through independent sales agencies that were also free to promote the sale of competitive products. We are in the process of creating a sales force that is entirely exclusive to NuVasive in the sale of spine surgery products. Our efforts will result in a sales force comprised partially of Area Business Managers, or ABMs, who are NuVasive employees responsible for a defined territory. The remainder of the sales force will be exclusive independent distributors, each acting as our sole representative in a given territory. The determination of whether to engage an ABM or exclusive distributor is made on a territory by territory basis, with a focus on the candidate who brings the best skills, experience and contacts. Our sales force is managed by a Senior Vice President of U.S. Sales and five Divisional Sales Directors, or DSDs. Each DSD is responsible for a portion of the United States and manages the ABMs and independent distributors engaged in that territory.
      We believe the transition to an exclusive sales force is important to our continued growth as this effort will result in a focused sales force with incentives to sell our products across all product lines. As of February 28, 2006, approximately 70% of our sales force exclusively sells our spine surgery products.
Surgeon Training and Education
      We devote significant resources to training and educating surgeons on the specialized skills involved in the proper use of our instruments and implants. We believe that the most effective way to introduce and build market demand for our products is by training spine surgeons in the use of our products. We maintain a state-of-the-art cadaver operating theatre and training facility at our corporate headquarters to help promote adoption of our products. In 2005, we trained 422 spine surgeons in the use of our products. We intend to continue to focus on training both leading and community spine surgeons in the United States. We believe that a number of these surgeons will become advocates for our products and will be instrumental in generating valuable clinical data and demonstrating the benefits of our products to the medical community.
Manufacturing and Supply
      We rely on third parties for the manufacture of our products and their components and servicing, and we do not currently maintain alternative manufacturing sources for NeuroVision, MaXcess or any other finished goods products. We have identified secondary sources for these products; however, it would take time for these alternative vendors to scale-up production. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization (ISO), and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program intended to ensure that all product requirements are met or exceeded. We believe these manufacturing relationships minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of spine surgery products.
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
      We currently rely on Tissue Banks International, Inc. and US Tissue and Cell as our only suppliers of allograft implants. Our agreements with each of these suppliers automatically renew for successive one-year terms unless otherwise terminated by either party in accordance with the terms of the respective agreement. Because implants are processed from human tissue, maintaining a steady supply is difficult.
      In August 2005, we acquired NeoDisc, an investigational nucleus-like cervical disc replacement device, from Pearsalls Limited. In connection with that transaction, we entered into a manufacturing agreement with Pearsalls, pursuant to which Pearsalls will act as the exclusive manufacturer of NeoDisc, subject to our right to move manufacturing under certain circumstances.
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
Loaner Equipment
      We seek to obtain inventory just in time to satisfy our customer obligations to meet surgery schedules. This strategy minimizes backlogs, while increasing inventory turns and maximizing cash flow. Our pool of MAS platform and classic fusion loaner equipment that we loan to or place with hospitals continues to increase as we expand our distribution channels and increase market penetration of our products. These loaners are important to the growth of our business and we anticipate additional investments in our loaner inventory.
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

Patents
      As of December 31, 2005 we had 38 issued U.S. patents, 20 foreign national patents, and 163 pending patent applications, including 106 U.S. applications, 13 international (PCT) applications and 44 foreign national applications. The issued and pending patents cover, among other things:

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
      We have undertaken to protect our neurophysiology platform, including NeuroVision®, through a comprehensive strategy covering various important aspects of our neurophysiology-enabled instrumentation, including, screw test, nerve root retraction, surgical access and related methodology. Our NeuroVision patent portfolio includes 5 issued U.S. patents, 8 issued foreign national patents, 35 U.S. patent applications, including 20 U.S. utility applications, 14 U.S. provisional applications, and 1 U.S. design application, 5 international (PCT) patent applications, and 22 foreign national applications on this system and related instrumentation.
      We obtained a U.S. Patent with broad claims protecting our SpheRx® pedicle screw system. In addition to this issued patent, we have several patent applications pending on the SpheRx pedicle screw system and related instrumentation, including 3 U.S. utility applications, 2 U.S. provisional applications, 1 international (PCT) application, and 3 foreign national applications.
      We acquired a substantial intellectual property portfolio as part of our purchase of the NeoDisc investigational device from Pearsalls Limited. This portfolio includes 1 issued U.S. patent, 10 issued foreign national patents, 5 international (PCT) applications, and 9 foreign national applications.
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
      As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

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

Trademarks
      As of December 31, 2005, we have 47 trademark registrations, both domestic and foreign, including the following U.S. trademarks: NuVasive, NeuroVision, MaXcess, XLIF, SpheRx, CoRoent, SmartPlate, Creative Spine Technology, Triad, INS-1, Spine Evolution Nucleus and SEN. We have 21 trademark applications pending, both domestic and foreign, for the following trademarks: MAS, DBR, NeoDisc, ExtenSure, CerPass, I-PAS, InStim, Absolute Responsiveness, Nerve Avoidance Leader, and Nuvaplasty.
Competition
      We are aware of a number of major medical device companies that have developed or plan to develop products for minimally invasive spine surgery in each of our current and future product categories.
      Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Many of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly greater operating history and reputations than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products. Below are our primary competitors grouped by our product categories.
      Our NeuroVision system competes with the conventional nerve monitoring systems offered by Nicolet Biomedical and Axon Systems. We believe our system competes favorably with Nicolet’s and Axon’s systems on both price and ease of use for the spine surgeon, with the added advantage that our NeuroVision System was designed to support surgeon directed applications. Medtronic Sofamor Danek has also introduced its NIM system for nerve monitoring. The NIM system is currently not surgeon directed and requires manual interpretation. Several companies offer products that compete with our MaXcess system, SpheRx pedicle screw system and implants, including competitive offerings by DePuy Spine, Inc., a Johnson & Johnson company, Medtronic Sofamor Danek and Stryker Spine.
      Competition is intense in the fusion product market. We believe that our most significant competitors are Medtronic Sofamor Danek, DePuy Spine, Stryker Spine and Synthes-Stratec, Inc., each of which has substantially greater sales and financial resources than we do. Medtronic Sofamor Danek, in particular, has a broad classic fusion product line. We believe our differentiation in the market is based on packaging the allograft in a saline solution, which allows the product to be used immediately and does not require specialized handling.
      We also face competition from a growing number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specified markets, include Abbott Spine, Inc. (an Abbott Laboratories company), Blackstone Medical, Inc., Alphatec Spine Inc., Scient’x USA, Inc., OsteoTec Ltd, and others.

Government Regulation
      Our products are medical devices and tissues subject to extensive regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

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

Clinical Trials
      A clinical trial is almost always required to support a premarket approval application and is sometimes required for a 510(k) premarket notification. These trials generally require submission of an application for an investigational device exemption to the FDA. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The investigational device exemption application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA and the responsible institutional review boards. Future clinical trials of our motion preservation designs and interbody implants will likely require that we obtain an investigational device exemption from the FDA prior to commencing clinical trials. In 2005, we filed for investigational device exemptions from the FDA with respect to NeoDisc, our nucleus-like cervical disc replacement device, and CerPass, our cervical total disc replacement device. Our clinical trials must be conducted in accordance with FDA regulations and other federal regulations concerning human subject protection and privacy. The results of our clinical trials may not be sufficient to obtain approval of our product.

Pervasive and Continuing FDA Regulation
      After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

•	quality system regulation, which requires manufacturers to follow design, testing, process control, and other quality assurance procedures;

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.
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
      We are subject to unannounced device inspections by the FDA and the Food and Drug Branch, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our subcontractors’ facilities.

International
      International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.
      The European Union, which consists of 25 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product. In 2001, we successfully passed of initial Notified Body audit, granting us ISO registration and allowing the CE conformity marking to be applied to certain of our devices under the European Union Medical Device Directive.
Third-Party Reimbursement
      We expect that sales volumes and prices of our products will continue to be largely dependent on the availability of reimbursement from third-party payers, such as governmental programs, for example, Medicare and Medicaid, private insurance plans and managed care programs. These third-party payers may deny reimbursement if they feel that a device is not the most cost-effective treatment available, or was used for an unapproved indication. Also, third-party payers are increasingly challenging the prices charged for medical products and services. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be considered cost-effective by third-party payers, that reimbursement will be available or, if available, that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.
      Particularly in the United States, third-party payers carefully review, and increasingly challenge, the prices charged for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.
      We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payer coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Clinical Advisory Board
      We have established a clinical advisory board led by Randal Betz, M.D. of Philadelphia, Pennsylvania that we call the Spine Evolution Nucleus, or SEN®. This group consists of orthopedic and neurological spine surgeon thought leaders. The SEN consults with us on long-term product planning, research, development and marketing initiatives. Significant pioneering clinical developments have been contributed to us by Luiz Pimenta, M.D. from Sao Paulo, Brazil and other members of the SEN.
Employees
      As of December 31, 2005, we had 137 employees, of which 34 were employed in research and development, 6 in clinical and regulatory, 25 in general and administrative and operations and 72 in sales and marketing. None of our employees is represented by a labor union and we believe our employee relations are good.
Corporate Information
      Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 4545 Towne Centre Court, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.
      We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the “Commission”). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2005.
      This report may refer to brand names, trademarks, service marks or trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

Item 1A.	Risk Factors
      An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Industry

Our failure to build an effective and dedicated distribution network for our products could significantly impair our ability to increase sales of our products.
      We have only been selling our products since 2001. We currently sell a significant majority of our products in the United States through distribution arrangements with a network of independent agents and sales representatives managed by our sales managers. As a result, we are dependent upon the sales and marketing efforts of our third-party sales agencies. We pay these agents and sales representatives a commission based on their product sales. We are currently engaged in significant efforts to convince agents and sales representatives to exclusively sell our spine surgery products. We believe this is important in increasing our product sales as exclusivity brings greater focus from sales agents and a greater commitment to generate sales of our full product line. These efforts require us to offer higher commissions, sometimes for extended periods of time. As a result, these efforts can result in significantly increased expenses and may therefore negatively impact our results of operations. In addition, if we are unable to convince some of our established third-party sales agencies to exclusively sell our spine surgery products, we would have to try to transition this business to exclusive agents. There is a risk that sales revenue could be lost in connection with such a transition.
      Our efforts to build a dedicated sales force also include initiatives to hire sales representatives who work directly for us. We have little experience in establishing a direct sales force, so there is a risk that this sales force will not succeed in growing sales of our products. Although we believe the cost of a direct sales force will be comparable to that of independent agents, there is also a risk that the cost may turn out to be higher.
      The establishment and development of a broader and more dedicated distribution network and sales force is expensive and time consuming. Because of the intense competition for their services, we may be unable to identify additional qualified sales representatives and independent sales agencies. Further, we may not be able to enter into agreements with them on commercially reasonable terms, if at all. Even if we do enter into agreements with additional sales representatives and/or independent sales agencies, these parties may not be successful in marketing and selling our products. Our business, financial condition and results of operations will be adversely affected if the marketing and sales efforts of our direct sales representatives and independent sales agencies are unsuccessful.

Pricing pressure from our competitors and sources of medical reimbursement may impact our ability to sell our products at prices necessary to expand our operations and reach profitability.
      The market for spine surgery products is large and growing at a significant rate. This has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pressure. New entrants to our markets include companies owned partially by spine surgeons, who have significant market knowledge and access to the surgeons who use our products. As a result of this increased competition, we believe there will be growing pricing pressure in the near future. If competitive forces drive down the price we are able to charge for our products, our profit margins will shrink, which will hamper our ability to invest in and grow our business.
      Further, successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers, such as hospitals that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures. We also believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.
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
      The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to NeuroVision, our nerve avoidance system, we compete with Medtronic Sofamor Danek, Inc., a wholly owned subsidiary of Medtronic, Inc., and Nicolet Biomedical, a VIASYS Healthcare company, both of which have significantly greater resources than we do. With respect to MaXcess, our minimally disruptive surgical system, our largest competitors are Medtronic Sofamor Danek, Inc., DePuy Spine, Inc., a Johnson & Johnson company, and Synthes-Stratec, Inc. We compete with many of the same companies with respect to our other products. At any time, these companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products. Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with spine surgeons, hospitals, other healthcare providers and third-party payors;

•	large and established distribution networks with significant international presence;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining United States Food and Drug Administration, or FDA, and other regulatory approvals or clearances for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	greater financial and other resources for product research and development, sales and marketing and litigation.
      In addition, the spine industry is becoming increasingly crowded with new market entrants, including companies owned at least partially by spine surgeons. Many of these new competitors focus on a specific product or market segment, making it more difficult for us to increase our overall market position. If these companies become successful, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand.

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
      We believe spine surgeons may not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to conventional modalities of treating spine disorders. Surgeons may be slow to change their medical treatment practices for the following reasons, among others:

•	lack of experience with our products;

•	lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited availability of reimbursement within healthcare payment systems;

•	costs associated with the purchase of new products and equipment; and

•	the time that must be dedicated for training.
      In addition, we believe recommendations and support of our products by influential surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or have favorable long-term data, surgeons and hospitals may not use our products. In such circumstances, we may not achieve expected revenues and may never become profitable.

Our future success depends on our ability to timely develop and introduce new products or product enhancements that will be accepted by the market.
      It is important to our business that we continue to build a more complete product offering to surgeons and hospitals. As such, our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully develop, obtain regulatory approval for or market new products or that any of our future products will be accepted by the surgeons who use our products or the payors who financially support many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	develop products based on technology that we acquire, such as the technology recently acquired from Pearsalls Limited, RSB Spine LLC, and RiverBend Design LLC;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	provide adequate training to potential users of our products;

•	receive adequate reimbursement; and

•	develop an effective and dedicated marketing and distribution network.
      If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations will suffer.

We may encounter difficulties in integrating acquired products, technologies or businesses, which could adversely affect our business.
      We recently acquired assets from each of Pearsalls Limited, RSB Spine LLC, and RiverBend Design LLC, and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete any future acquisitions. Further, these past and potential acquisitions entail risks, uncertainties and potential disruptions to our business. For example, we may not be able to successfully integrate an acquired company’s operations, technologies, products and services, information systems and personnel into our business. Further, products we acquire, such as the cervical plate we acquired from RSB Spine LLC and the ExtenSure product acquired from RiverBend Design LLC, may not provide the intended complementary fit with our existing products. In addition, certain acquired technology, such as that acquired from Pearsalls Limited, requires significant additional development work and efforts to obtain regulatory clearance or approval. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. In connection with in-process research and development activities, we would likely experience an increase in development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

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

      We currently use one or two manufacturers for each of our devices or components. Our dependence on one or two manufacturers involves several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our manufacturers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, or cease to manufacture components of acceptable quality, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenue.
      Further, Tissue Banks International, Inc. and U.S. Tissue and Cell (formerly Intermountain Tissue Center) collectively supply us with all of our allograft implants, and will continue to be our only sources for the foreseeable future. The processing of human tissue into allograft implants is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft implants are at times in particularly short supply. We cannot be certain that our supply of allograft implants from Tissue Banks International and U.S. Tissue and Cell will be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain allograft implants from these sources in amounts sufficient to meet our needs, we may not be able to locate and engage replacement sources of allograft implants on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of allograft implants could significantly harm our revenues, which could cause the market price of our common stock to decline.
      Additionally, Invibio, Inc. is our exclusive supplier of polyetheretherketone, which comprises our PEEK partial vertebral body product called CoRoent. We have a supply agreement with Invibio, pursuant to which we have agreed to purchase our entire supply of polyetheretherketone from Invibio. In addition, we have an exclusive supply arrangement with Peak Industries, Inc., pursuant to which Peak Industries is our exclusive supplier of NeuroVision systems. In the event Peak Industries ceases to supply us, which it may do at any time, we would be forced to locate a suitable alternative supplier. We believe the start-up time to establish a new supply of NeuroVision would be approximately 16 to 20 weeks. We have established an inventory of NeuroVision systems to help us bridge any downtime in the event Peak Industries ceases to supply us; however, this inventory may be depleted before we are able to engage an alternate supplier. Any inability to meet our customers’ demands for NeuroVision systems could lead to decreased sales and harm our reputation, which could cause the market price of our common stock to decline.

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

We are dependent on the services of Alexis V. Lukianov and Keith Valentine, and the loss of either of them could harm our business.
      Our continued success depends in part upon the continued service of Alexis V. Lukianov, our Chairman and Chief Executive Officer, and Keith Valentine, our President, who are critical to the overall management of NuVasive as well as to the development of our technology, our culture and our strategic direction. We have entered into employment agreements with Messrs. Lukianov and Valentine, but neither of these agreements guarantees the service of the individual for a specified period of time. The loss of either Messr. Lukianov or Valentine could have a material adverse effect on our business, results of operations and financial condition. We have not obtained and do not expect to obtain any key-person life insurance policies.

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
      Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
      In January 2005, we relocated our operations to a different facility in San Diego, California. Although this new facility allows for growth in our business and enables us to more effectively train surgeons in the use of our products, it has significantly increased our operating expenses. For example, our monthly lease payments approximately doubled and we also pay increased maintenance costs for this facility. If we do not generate additional business opportunities, these additional expenses could negatively affect our results of operations.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.
      Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.
      Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.
      To date, all of our products, unless exempt, have been cleared through the 510(k) process. We have no experience in obtaining premarket approval. We expect that our total disc replacement devices currently under development, including CerPass, our investigational cervical total disc replacement device, and NeoDisc, our investigational nucleus-like cervical disc replacement device, will have to go through the PMA process. These devices have not yet reached the clinical trial stage and we cannot assure you whether successful clinical trials will be conducted or completed or regulatory approval will ultimately be obtained for these devices. Moreover, clinical trials typically have durations of several years and competing products may be introduced while our devices are undergoing clinical trials. This could reduce the potential demand for our products and negatively impact our business prospects. Our competitors’ new products and technologies may be more effective or less expensive than our products or render our products obsolete.
      Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses. Certain of our products may be used by physicians for indications other than those cleared or approved by the FDA, but we cannot promote the products for such off-label uses. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities.
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
      We obtained clearance to offer almost all of our products that require FDA clearance or approval through the FDA’s 510(k) clearance process. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to costly product liability litigation.

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
      Any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, premarket approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with any of our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or premarket approval for any modification to a previously cleared product, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.
Risks Related to Our Financial Results and Need for Financing

We have a limited operating history, have incurred significant operating losses since inception and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.
      We were incorporated in Delaware in 1997, and have since focused primarily on research and development and on seeking regulatory clearances to market our products. We began commercial sales in 2001 and have several product offerings in both MAS and classic fusion. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. At December 31, 2005, we had an accumulated deficit of approximately $108.8 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

•	pay the acquisition costs (i.e., purchase price and related expenses) and continued development and regulatory costs related to our recent acquisition of assets and technology from each of RSB Spine LLC and Pearsalls Limited, especially with respect to the significant ongoing development and regulatory expenses associated with the assets acquired from Pearsalls Limited;

•	grow our internal and third-party sales and marketing forces to expand the penetration of our products in the United States, and expend significant sums in connection with our efforts to convince independent agents and sales representatives to exclusively sell our spine surgery products;

•	increase our research and development efforts to improve upon our existing products and develop new product candidates, such as the potential products resulting from the assets acquired from Pearsalls Limited; and

•	perform clinical research and trials on our existing products and product candidates.
      As a result of these activities, we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. In addition, our independent distributors are entitled to certain payments in the event their services are terminated in connection with (or shortly following) a change of control of our company. These payments are the responsibility of our successor, but may represent an additional significant expense or reduce the price paid in connection with any such event.

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
      Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. These fluctuations will also affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	our ability to drive increased sales of our products to hospitals and surgeons;

•	our ability to establish and maintain an effective and dedicated sales force;

•	pricing pressure applicable to our products, including adverse third-party reimbursement outcomes;

•	results of clinical research and trials on our existing products and products in development and our ability to obtain FDA approval or clearance;

•	the mix of our products sold (i.e., profit margins differ between our products);

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components;

•	the evolving product offerings of our competitors and the potential introduction of new and competing technologies;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors; and

•	interruption in the manufacturing or distribution of our products.
      Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance, without which we cannot begin to commercialize them in the United States, and commercialization of them outside of the United States would likely require other regulatory approvals and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we build our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors.
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
      In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.
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
      As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.
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
      For a period of time, we purchased cadavers for surgeon training purposes from a broker who is now being investigated for his practices in obtaining those cadavers from the University of California, Los Angeles, or UCLA. We previously received inquiries and document requests from the FDA and the State of California regarding this investigation. Although we have been informed that we are not a subject of this investigation, we have been named as a defendant, along with the Regents of the University of California, The David Geffen School of Medicine at UCLA, Ernest V. Nelson, Henry G. Reid, and Johnson & Johnson, in multiple civil class action lawsuits relating to the underlying events. The lawsuits have been consolidated in a single court in the Superior Court of the State of California, County of Los Angeles. The lawsuits generally allege fraud, negligence and unfair business practices in connection with the use and distribution of the donated cadavers, and further allege that the cadavers were improperly sold. These lawsuits may result in significant legal fees and could be a diversion of management’s time and other resources. If the claims contained in the lawsuit are successfully asserted against us, our financial performance and cash position could be negatively impacted and the market price of our shares may decline.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.
      Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, we sell allograft implants, derived from cadaver bones, which pose the potential risk of biological contamination. If any such contamination is found to exist, sales of allograft products could decline.

      Currently, we maintain product liability insurance in the amount of $10 million. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves, if such reserves are not sufficient, which may harm our financial condition. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business.

Any claims relating to our making improper payments to physicians for consulting services, or other potential violations of regulations governing interactions between us and healthcare providers, could be time consuming and costly.
      We frequently engage spine surgeons as consultants to assist us with scientific research and development and to help us evaluate technologies. We are subject to federal and state laws and regulations governing our relationships with physicians and other health care providers. In April 2005, the United States Department of Justice expanded its investigation into the relationships between medical device companies and health care providers. The investigation originally appeared to focus on Medtronic Sofamor Danek, Inc., but the Department of Justice has apparently since issued subpoenas to DePuy Spine, Inc., a Johnson & Johnson company, Biomet, Smith & Nephew, Stryker and Zimmer Holdings, all orthopedic device manufacturers, relating to the consulting process and procedures tied to fees that such companies have paid to physicians as consultants. Although we have not been contacted by the Department of Justice in respect of this investigation, we could become a subject of the investigation and be forced to incur significant costs as a result.
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
      The market price of our common stock is likely to be volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of orders for our products;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to intellectual property rights or other potential legal actions;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

•	quarterly variations in our or our competitor’s results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	announcements of technological or medical innovations for the treatment of spine pathology;

•	changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	the acquisition or divestiture of products, assets or technology;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
      Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

Recent changes in the required accounting treatment for stock options will have a material negative impact on our financial statements and may affect our stock price.
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value-based method and record such expense in our consolidated financial statements. Currently, we disclose such expenses on a pro forma basis in the notes to our consolidated financial statements, but we do not record a charge for employee stock option expense in the financial statements. We began complying with SFAS No. 123R as of January 1, 2006; as a result our reported earnings will decrease, which may affect our stock price.

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
      Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•	provide for a classified board of directors, with each director serving a staggered three-year term;

•	prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•	prohibit our stockholders from making certain changes to our certificate of incorporation or bylaws except with 66 2/3% stockholder approval; and

•	require advance written notice of stockholder proposals and director nominations.
      In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, our bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
We do not intend to pay cash dividends.
      We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ source of potential gain for the foreseeable future.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties.
      Our headquarters were relocated in January 2005 to an approximately 62,000 square foot facility in San Diego, California that is leased to us until August 2012. We intend to lease additional space in 2006 to accommodate our growing business.

Item 3.	Legal Proceedings.
      As described in our Quarterly Reports on Form 10-Q for the periods ending June 30, 2005 and September 30, 2005, we are involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. This litigation is still ongoing. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege the following causes of action: (i) breach of fiduciary duty, (ii) negligence, (iii) fraud, (iv) negligent misrepresentation, (v) negligent infliction of emotional distress, (vi) intentional infliction of emotional distress, (vii) intentional interference with human remains, (viii) negligent interference with human remains, (ix) violation of California Business and Professions Code Section 17200 and (x) injunctive and declaratory relief.
      Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.
      In addition, we are subject to certain legal actions that have arisen in connection with our transition to an exclusive sales force. One former independent distributor of our products, Synergy Orthopedic Products, LLC, has filed a claim for damages with respect to our termination of our business relationship with it. This case was filed on December 20, 2005, in the Superior Court of California, County of Orange. In addition, one potential distributor, nuSpine Medical Technologies, Inc., with whom we engaged in negotiations regarding a distributorship, has filed a claim for damages. This case was filed on January 6, 2006, in the Franklin County

Common Pleas Court, Columbus, Ohio. We intend to vigorously defend ourselves against the claims contained in these complaints and we believe that we acted within the relevant law in terminating our relationships and/or negotiations with the plaintiffs.
      Although the outcomes of these lawsuits cannot be determined with certainty, we believe that the ultimate outcomes will not have a significant adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matter was submitted to a vote of our security holders during the quarter ended December 31, 2005.
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

	High	Low

2004:
Second Quarter (from May 13, 2004)	$12.15	$10.29
Third Quarter	11.31	8.97
Fourth Quarter	11.60	8.74
2005:
First Quarter	$14.17	$9.86
Second Quarter	17.46	12.04
Third Quarter	21.08	16.05
Fourth Quarter	19.75	15.57
      We had approximately 250 stockholders of record as of December 31, 2005. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Dividend Policy
      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Item 6.	Selected Financial Data.
      The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$61,789	$38,403	$22,655	$12,260	$2,564
Gross profit	49,397	28,175	15,864	6,957	1,210
Total operating expenses	80,891	42,815	25,847	21,812	18,696
Net loss	(30,339)	(14,210)	(10,127)	(15,110)	(17,902)
Beneficial conversion of convertible debt	—	—	—	—	(320)
Net loss attributable to common stockholders	$(30,339)	$(14,210)	$(10,127)	$(15,110)	$(18,222)
Net loss per share
Basic and diluted	$(1.24)	$(0.91)	$(6.30)	$(13.20)	$(23.88)

Balance Sheet Data:
Working capital	$32,829	$62,656	$6,139	$7,251	$8,415
Total assets	71,490	80,752	22,371	14,932	16,617
Long-term liabilities	1,665	13	1,224	329	1,795
Total stockholders’ equity	58,136	71,397	10,070	9,384	9,466

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
      You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report.
Overview
      Background. We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused on applications for lumbar and cervical spine fusion, as well as dynamic stablization. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, as well as classic fusion implants comprised of bone allografts in our patented saline packaging and internal fixation products. Our products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. As of December 31, 2005, we have trained 724 surgeons in the use of our products.
      Since inception, we have been unprofitable. We incurred net losses of approximately $10.1 million in 2003, $14.2 million in 2004 and $30.3 million in 2005. As of December 31, 2005, we had an accumulated deficit of $108.8 million.

      Revenues. From inception to December 31, 2005, we have recognized $137.7 million in revenue from sales of our products. Our revenues are derived from the sale of medical products in two principal classifications:

MAS. Our MAS platform combines three categories of our product offerings:

•	NeuroVision — a proprietary software-driven nerve avoidance system;

•	MaXcess — a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, like our SpheRx pedicle screw system, CoRoent suite of products and new ExtenSure dynamic stabilization and fusion system.

Classic Fusion. Our classic fusion revenues primarily consist of the sales of bone allograft, metal cage implants and fusion plates.
      The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. To date, we have derived less than 5% of our total revenues from the sale of MAS instrument sets, MaXcess devices, and NeuroVision systems. We do not expect these sales to contribute significantly to our revenues in the future because we intend to continue to (i) loan NeuroVision, MaXcess and surgical instrument sets to hospitals and surgeons who purchase our disposables and implants for use in individual procedures or (ii) place NeuroVision, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of our disposables and implants. In the event a hospital or surgeon does not meet its minimum monthly purchase commitments, our sole remedy is to remove our products.
      Our implants and disposables are sold and shipped from our facility or from limited disposable inventories stored at our distributors’ sites. We invoice hospitals a fee for using certain instruments and for any disposables or implants upon receiving notice of product use or implantation. For NeuroVision, we generally place the system in hospitals free of charge and allow it to remain on-site provided the hospital orders a minimum monthly quantity of our nerve avoidance disposable products. In addition, we have a program pursuant to which we loan, from a pool of fixed assets, NeuroVision, MaXcess and surgical instrument sets to hospitals without charge to support individual surgical procedures.
      Sales and Marketing. Substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent agencies and our own sales personnel. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and receive commissions based on sales and product placements in their territories. The commissions are reflected in our statement of operations in the selling and marketing expense line. We expect to continue to expand our distribution channel. Since the second quarter of 2005, we have been engaged in a process to create a sales force of independent distributors and our own employees that is exclusive to us with respect to the sale of spine products. These efforts are ongoing and we expect to incur increased sales and marketing expenses as we hire additional sales personnel and incentivize new and existing representatives to exclusively sell our products.
Critical Accounting Policies
      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, long-term assets and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

      We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
      Revenue Recognition. We follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title. Revenue from the sale of NeuroVision units and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers. As a result of this review, the allowance is adjusted on a specific identification basis. Increases to the allowance for doubtful accounts result in a corresponding expense. We maintain a relatively large customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the healthcare industry were to deteriorate, or if the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables, resulting in an impairment of our customers’ ability to make payments, significant additional allowances could be required.
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
      Long-term Assets. Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of two to seven years for machinery and equipment and three years for loaner equipment. Maintenance and repairs are expensed as incurred. Intangible assets consist of purchased technology and are amortized on a straight-line basis over their estimated useful lives of 17 years, the life of the related patents. We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any impairment losses on long-term assets through December 31, 2005.
      Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2005 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (GAAP). See our consolidated financial statements and notes thereto included in this report, which contain accounting policies and other disclosures required by GAAP.
Results of Operations

Revenues
      Total revenues. Total revenues for the eight-quarter period ending December 31, 2005, by revenue classification are summarized below.

	Q1-04		Q2-04		Q3-04		Q4-04

		% of		% of		% of		% of
	(000’s)	Rev	(000’s)	Rev	(000’s)	Rev	(000’s)	Rev

Revenues:
MAS	$4,804	63%	$6,171	70%	$8,042	79%	$9,118	77%
Classic Fusion	2,784	37%	2,638	30%	2,142	21%	2,704	23%

Total revenues	$7,588	100%	$8,809	100%	$10,184	100%	$11,822	100%

	Q1-05		Q2-05		Q3-05		Q4-05

		% of		% of		% of		% of
	(000’s)	Rev	(000’s)	Rev	(000’s)	Rev	(000’s)	Rev

Revenues:
MAS	$9,923	76%	$12,557	84%	$11,664	77%	$14,839	80%
Classic Fusion	3,141	24%	2,479	16%	3,470	23%	3,716	20%

Total revenues	$13,064	100%	$15,036	100%	$15,134	100%	$18,555	100%

Revenues by Classification.

	Years Ended December 31,			2004 to 2005		2003 to 2004

	2005	2004	2003	$ Change	% Change	$ Change	% Change

	(Dollars in thousands)
MAS	$48,983	$28,135	$12,069	$20,848	74%	$16,066	133%
% of total revenue	79%	73%	53%
Classic Fusion	$12,806	$10,268	$10,586	$2,538	25%	$(318)	(3)%
% of total revenue	21%	27%	47%
      MAS revenues have increased over time due primarily to continued market acceptance of our MAS products, including MaXcess, MaXcess II and NeuroVision disposables, and purchases of our MAS implants. Consistent with our strategy, we expect our MAS products will continue to be a significant contributor to our total revenue for the foreseeable future.
      Classic fusion revenues increased in 2005 due primarily to increased sales of lumbar allograft and our cervical plate, SmartPlate Gradient CLP. The decreases as a percent of total revenue are due primarily to new product introductions in the MAS category.

Cost of Goods Sold

	Years Ended December 31,			2004 to 2005		2003 to 2004

	2005	2004	2003	$ Change	% Change	$ Change	% Change

	(Dollars in thousands)
	$12,392	$10,228	$6,791	$2,164	21%	$3,437	51%
% of total revenue	20%	27%	30%

      Cost of goods sold consists of purchased goods and overhead costs. Cost of goods sold, as a percent of revenue, for our MAS products ranged from 20% to 25% in 2003 and 2004 and 10% to 20% in 2005. Cost of goods sold, as a percent of revenue, for our classic fusion products ranged from 35% to 50% in 2003, and 35% to 40% in 2004 and in 2005. Contributing to the cost of goods sold in the classic fusion category in 2005 is our cervical plate product, which has cost of goods sold, as a percent of revenue, of approximately 20%.
      The increase in cost of goods sold in total dollars in each year presented is due primarily to increased product sales, specifically the related material costs. In addition, in the second quarter of 2005, we recorded an additional charge to cost of goods sold for the write-off in connection with the acquisition of assets from RSB Spine LLC of approximately $497,000 related to our own cervical plate under development.
      Increases and decreases in cost of goods sold as a percentage of total revenues in each year presented are due primarily to a shift in product mix to MAS products which have a higher margin than our classic fusion products, offset by the additional charge noted above. Our overall cost of goods sold and gross profit are subject to fluctuation based on the mix between MAS and classic fusion products.

Operating Expenses

Sales and Marketing.

	Years Ended December 31,			2004 to 2005		2003 to 2004

	2005	2004	2003	$ Change	% Change	$ Change	% Change

	(Dollars in thousands)
	$37,701	$19,740	$12,609	$17,961	91%	$7,131	57%
% of total revenue	61%	51%	56%
      Sales and marketing expenses consist primarily of employee and distributor commissions and personnel costs related to sales, marketing and customer support, along with tradeshow and surgeon training expenses. In the second quarter of 2005, we began a program to transition our sales force toward exclusivity which has resulted in higher commissions as a percent of revenue for the year. We expect this trend to continue.
      The year-over-year increases in sales and marketing expenses in 2005 and 2004 resulted primarily from (i) increased commissions of $9.1 million and $4.2 million in 2005 and 2004, respectively, reflecting the increased sales volume and, to a lesser extent, the higher commission rate in the second half of 2005; (ii) increased royalties of $787,000 and $362,000 in 2005 and 2004, respectively, reflecting the increased sales volume; (iii) additional employee-related and consulting costs of $4.1 million and $1.4 million in 2005 and 2004, respectively; (iv) increased promotional materials costs of $465,000 and $135,000 in 2005 and 2004, respectively; and (v) increased shipping costs of $1.0 million and $209,000 in 2005 and 2004, respectively, each of which is attributable to increases in sales and the number of sales representatives; and (vi) increased expenses related to surgeon training of $1.5 million and $951,000 in 2005 and 2004, respectively, reflecting the increase in number of surgeons trained in each year.
      We expect to increase our expenditures on sales and marketing for the foreseeable future. These increased amounts will be directed towards hiring direct sales agents and additional sales management training personnel, expanding and training our distribution channels, promoting awareness of our products and providing training to surgeons. These amounts will also be used to compensate our sales force, including both independent and direct sales agents, and to continue our transition to an exclusive sales force.

Research and Development.

	Years Ended December 31,			2004 to 2005		2003 to 2004

	2005	2004	2003	$ Change	% Change	$ Change	% Change

	(Dollars in thousands)
	$10,386	$7,144	$5,511	$3,242	45%	$1,633	30%
% of total revenue	17%	19%	24%
      Research and development expense consists primarily of product research and development, regulatory and clinical functions, and employee-related expenses. During the year ended December 31, 2005, we released nine new or expanded products, five of which were released in the third quarter. The year-over-year increases in research and development costs primarily reflect increases in employee related and consultant expenses of $2.0 million in 2005 and $1.2 million in 2004. In each year, additional personnel have been hired to support our product pipleline, including the SpheRx pedicle screw system, Cerpass total disc replacement investigational device and, in 2005, NeoDisc nucleus-like replacement device under development. Expenses for materials to support product development increased by $1.2 million in 2005 compared to 2004 and $150,000 in 2004 compared to 2003. We expect research and development costs to continue to increase for the foreseeable future in support of our ongoing development activities and planned clinical trial activities.

General and Administrative.

	Years Ended December 31,			2004 to 2005		2003 to 2004

	2005	2004	2003	$ Change	% Change	$ Change	% Change

	(Dollars in thousands)
	$16,867	$9,788	$6,984	$7,079	72%	$2,804	40%
% of total revenue	27%	25%	31%
      General and administrative expenses consist primarily of employee related expenses for our administrative functions, third party professional service fees, facilities and insurance expenses. The increases described below are primarily a result of growth in our overall business and the activities to support that growth. Specifically, we became a public company in May 2004 and incur certain expenses related to accounting, audit and tax services, insurance and certain other costs we did not incur as a private company. In particular, we have incurred additional consulting, audit and tax services expenses of $1.4 million in 2005 primarily related to compliance with the Sarbanes-Oxley Act of 2002. In addition, to support increased business activity and personnel, we relocated our corporate headquarters to a larger facility in January 2005.
      For the year ended December 31, 2005, the increase in general and administrative expenses over 2004 was due primarily to the following increases: facilities rent and related expenses, including equipment costs and depreciation, of $2.5 million associated with our larger corporate headquarters and company growth; consulting, audit and tax services of $2.4 million; employee-related expenses of $1.7 million, additional allowances for uncollectible accounts receivable of $558,000 and legal costs of $371,000, all as a result of company growth.
      For the year ended December 31, 2004, the increase in general and administrative expenses over 2003 was due primarily to the following increases: facilities rent and related expenses, including equipment costs and depreciation, of $565,000; consulting, audit and tax services of $934,000; employee related expenses of $876,000; and legal costs of $235,000, all as a result of company growth.
      We expect general and administrative costs to continue to increase for the foreseeable future. These increased amounts will be directed towards hiring additional personnel and systems to support the planned growth of the Company.
      Beginning in 2006, we will present a combined sales, general and administrative expense in our consolidated statement of operations. This line item will combine the sales and marketing expenses and general administrative expenses, each currently presented separately.

Interest and Other Income, Net

	Years Ended December 31,			2004 to 2005		2003 to 2004

	2005	2004	2003	$ Change	% Change	$ Change	% Change

	(Dollars in thousands)
	$1,155	$430	$(144)	$725	169%	$574	399%
% of total revenue	2%	1%	(1)%
      Interest and other income, net consists primarily of interest income. The increases in net interest income in the years presented is primarily due to interest earned on the investment of proceeds received from our initial public offering.

Stock-Based Compensation
      Through December 31, 2005 and as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, we elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, we generally recognized no compensation expense with respect to stock-based awards to employees and directors as awards are generally issued with exercise prices equal to the fair value of the common stock on the grant date. Under APB 25, if the exercise price of our employee and director stock options is less than the estimated fair value of the underlying stock on the date of grant, we record deferred compensation for the difference.
      Prior to our initial public offering completed on May 13, 2004, we established the exercise price based on the fair value of our stock at the date of grant as determined by our board of directors. In determining the fair value of the common stock, the board of directors considered (i) the advancement of our technology, (ii) our financial position and (iii) the fair value of our preferred stock as determined in arm’s-length transactions. With respect to certain options granted during 2003 and 2004, we recorded deferred stock-based compensation of $771,000 and $7,791,000, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with our initial public offering. Deferred stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans, (FIN 28) over the vesting period of the related options, generally four years. At December 31, 2005, the balance of deferred stock-based compensation related to the options described in this paragraph is $1.2 million.
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
      Beginning in the first quarter of 2006, we will adopt Statement of Financial Accounting Standards No. 123R, Share-Based Compensation (SFAS 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires us to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost of such instruments will be recognized over the period during which an employee is required to provide services in exchange for the award. The adoption of SFAS 123R will have a significant adverse impact on our earnings; however, it will not impact our cash flows.

      The following table includes the historical stock-based compensation recorded in each year presented and the incremental pro forma stock-based compensation as if we had applied a fair-value-based method similar to the method we have selected and permitted under SFAS 123R to measure the expense for employee awards during the years presented. See Note 1 of the consolidated financial statements for a complete description of the methods used to compute the pro forma stock-based compensation under the fair value method as required by SFAS No. 123, as amended.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Stock-based compensation expense included in net loss related to:
Employees	$2,052	$4,916	$285
Non-employees, including restricted stock issued	988	925	458
Restricted stock issued	—	302	—

Total stock-based compensation included in net loss	3,040	6,143	743
Incremental pro forma stock-based compensation for employee awards	3,157	2,254	39

	$6,197	$8,397	$782

      We expect our total stock-based compensation computed under FAS 123R to increase over prior year levels due to continued granting of stock options to employees and non-employees and the requirement to include the cost, on a fair value basis, of all options granted in our statement of operations.

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

Business Combination and Asset Acquisitions
      On June 3, 2005, we acquired intellectual property and related assets for cervical plate technology from RSB Spine LLC (RSB), a privately owned company focused on spine technology (the “RSB Acquisition”), providing us with cervical plate technology that received FDA 510(K) clearance and was first commercialized in 2004. We made a closing payment of $7.3 million, consisting of $3.8 million in cash and $3.5 million in unregistered common stock which has since been registered for resale. In addition, the acquisition agreement provides for additional payments of $1.2 million over a period of four years and contingent payments over a period of 12 years based upon the sale of the products derived from the cervical plate technology. We re-launched the cervical plate under our own product name (the SmartPlate Gradient CLP) in July 2005. The RSB Acquisition and its impact to our consolidated statement of position and results of operations are fully described in Note 2 to the consolidated financial statements included in this report.
      On August 4, 2005, we acquired technology and assets from Pearsalls Limited, a privately-owned company based in the United Kingdom (Pearsalls). The acquired assets include an investigational nucleus-like cervical disc replacement device called NeoDisctm. Also acquired was all of Pearsall’s intellectual property related to embroidery technology for use in surgical implants. We made a closing payment of $12.0 million, consisting of $5.0 million in cash and $7.0 million in unregistered common stock which has since been registered for resale. In addition, the transaction provides for us to make additional milestone payments totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc investigational device. Finally, Pearsalls will receive a royalty of 5% on NeoDisc product sales. Additional payments made on attainment of milestones will be charged to research and development expense as incurred. Royalty payments will be charged to sales and marketing expense as incurred. This transaction and its impact to our consolidated statement of position and results of operations are fully described in Note 3 to the consolidated financial statements included in this report.
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
Liquidity and Capital Resources
      Since our inception in 1997, we have incurred significant losses and as of December 31, 2005, we had an accumulated deficit of approximately $108.8 million. We have not yet achieved profitability, and anticipate we will continue to incur net losses for the foreseeable future. We expect our research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million. In May 2004, we closed our initial public offering, resulting in net proceeds to us of approximately $68.1 million. On February 7, 2006, we completed the sale of 7,829,120 shares of our common stock resulting in total net proceeds of approximately $142.3 million.
      Cash, cash equivalents and short-term investments was $19.5 million at December 31, 2005 and $59.2 million at December 31, 2004. The decrease was due primarily to cash used (i) to fund our operations of $19.9 million, (ii) for the RSB Acquisition and the acquisition of assets from Pearsalls of $8.8 million in the aggregate, and (iii) for purchases of fixed assets of $12.7 million.
      Net cash used in operating activities was $19.9 million in 2005 compared to $8.6 million in 2004. The increase of net cash used in operating activities of $11.3 million was primarily due to increased inventory purchases to support the launch of nine products in 2005 of $5.4 million and increases in cash used for accounts receivable of $2.2 million and accounts payable of $2.5 million as a result of company growth.

      Net cash provided by investing activities was $22.1 million in 2005 compared to $52.7 million used in 2004. The increase in net cash provided by investing activities of $74.8 million is primarily due to increased proceeds from the sale of short-term investments, net of purchases, of $90.3 million, reduced by our increased investment in fixed assets of $6.5 million and cash paid for the RSB Spine LLC acquisition and the acquisition of assets from Pearsalls Limited totaling $8.8 million.
      Net cash provided by financing activities was $1.7 million in 2005 compared to $64.2 million in 2004. The decrease in 2005 is primarily due to the net proceeds from the initial public offering of $68.1 million offset by payments on notes payable and capital leases of $6.4 million, both of which occurred in the 2004 period.
      We believe our current cash and cash equivalents together with our short-term investments, the net proceeds of our sale of common stock in February 2006 of $142.3 million and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 12 months.
Contractual Obligations and Commitments
      We are committed under operating leases and other contractual obligations. A significant majority of our operating lease commitments are related to our corporate headquarters lease which continues through August 2012. The rent expense related to our corporate headquarters lease will be recorded on a straight-line basis in accordance with generally accepted accounting principles.
      The following summarizes our long-term contractual obligations and commitments as of December 31, 2005 (in thousands):

			Payments Due by Period
		Less Than
	Total	1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Operating leases	$8,717	$1,236	$3,906	$2,654	$921
Deferred consideration payments under acquisition agreements	1,200	300	900	—	—
Other contractual obligations(1)	3,069	510	1,227	637	695

Total	$12,986	$2,046	$6,033	$3,291	$1,616

(1)	These amounts include a total of $630,000 to be paid as minimum royalties and the remainder is to be paid to clinical advisors.
      In connection with the acquisition of RSB Spine LLC, we are contingently obligated to make additional annual payments as follows: (i) additional consideration over a period of 12 years based upon sales of the products derived from the cervical plate technology; and (ii) up to $400,000 payable in equal annual installments through June 2009 for the right of first refusal on all additional existing technologies and any future technology that may be developed by RSB in the five years following the closing date the acquisition.
      In connection with the acquisition of technology and assets from Pearsalls Limited, we are contingently obligated to make additional payments to Pearsalls totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc product.
      The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Our exposure to interest rate risk at December 31, 2005, is related to our investment portfolio which consists largely of debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
      We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 8.	Financial Statements and Supplementary Data.
      The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of December 31, 2005. Based on such evaluation, our management has concluded as of December 31, 2005, the Company’s disclosure controls and procedures are effective.
      Management’s Report on Internal Control over Financial Reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
      Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.
      Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
NuVasive, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NuVasive, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NuVasive, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that NuVasive, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of NuVasive, Inc. and our report dated March 4, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 4, 2006

Item 9B.	Other Information.
      None
PART III
      Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders to be held on May 24, 2006, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.
      We have adopted a Code of Conduct and Ethics for all officers, directors and employees. The Code of Conduct and Ethics is available on our website, www.nuvasive.com, and in our filings with the Securities and Exchange Commission.
      The other information required by this Item 10 will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 11.	Executive Compensation.
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services.
      The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are filed as a part of this report:

(1) Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: Schedule II — Valuation Accounts

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. See subsection (b) below.
      (b) Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number		Description

2	.1(1)	Asset Purchase Agreement, dated as of June 3, 2005, by and between NuVasive, Inc. and RSB Spine LLC

2	.2(2)	Asset Purchase Agreement, dated as of August 4, 2005, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.

2	.3(3)†	Intellectual Property Purchase Agreement, dated as of August 12, 2005, by and between NuVasive, Inc. and RiverBend Design LLC

3	.1(4)	Restated Certificate of Incorporation

3	.2(4)	Restated Bylaws

4	.1(5)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among NuVasive, Inc. and the other parties named therein

4	.2(5)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among NuVasive, Inc. and the other parties named therein

4	.3(5)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among NuVasive, Inc. and the other parties named therein

4	.4(2)	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited

4.5		Specimen Common Stock Certificate

10	.1(5)#	1998 Stock Option/ Stock Issuance Plan

10	.2(5)#	Form of Notice of Grant of Stock Option under our 1998 Stock Option/ Stock Issuance Plan

10	.3(5)#	Form of Stock Option Agreement under our 1998 Stock Option/ Stock Issuance Plan, and form of addendum thereto

10	.4(5)#	Form of Stock Purchase Agreement under our 1998 Stock Option/ Stock Issuance Plan

10	.5(6)#	Form of Stock Issuance Agreement under our 1998 Stock Option/ Stock Issuance Plan

10	.6(6)#	Form of Stock Issuance Agreement issued to consultants and distributors, under our 1998 Stock Option/ Stock Issuance Plan, on April 21, 2004, and May 4, 2004

10	.7(7)#	2004 Equity Incentive Plan

10	.8(7)#	Form of Stock Option Award Notice under our 2004 Equity Incentive Plan

10	.9(7)#	Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan

10	.10(7)#	Forms of Restricted Stock Grant Notice and Restricted Stock Agreement under our 2004 Equity Incentive Plan

10	.11(7)#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan

10	.12(7)#	2004 Employee Stock Purchase Plan

10	.13(5)#	Employment Letter Agreement, dated July 12, 1999, as amended on January 20, 2004, between NuVasive, Inc. and Alexis V. Lukianov

10	.14(5)#	Bonus Agreement, dated February 25, 2000, between NuVasive, Inc. and Alexis V. Lukianov

10	.15(5)#	Employment Agreement, dated December 20, 2002, as amended on January 20, 2004, between NuVasive, Inc. and Kevin C. O’Boyle

10	.16(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Keith Valentine

10	.17(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Patrick Miles

10	.18(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and James J. Skinner

Exhibit
Number		Description

10	.19(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and G. Bryan Cornwall

10	.20(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Jonathan D. Spangler

10	.21(8)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jeffrey P. Rydin

10	.22(8)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jason M. Hannon

10	.23(5)#	Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers

10	.24(5)†	Patent Purchase Agreement, dated June 21, 2002, by and among NuVasive, Inc. and Drs. Anthony Ross and Peter Guagliano

10	.25(5)†	Intellectual Property Purchase Agreement, dated October 10, 2002, between NuVasive, Inc. and Spine Partners, LLC

10	.26(3)†	Intellectual Property Purchase Agreement Addendum, dated as of August 12, 2005, by and between NuVasive, Inc. and Spine Partners, LLC

10	.27(7)†	Development, Production and Marketing Services Agreement, dated December 30, 1999, as amended, by and between NuVasive, Inc. and Tissue Banks International, Inc.

10	.28(7)†	Supply Agreement, dated January 21, 2002, by and between NuVasive, Inc. and Intermountain Tissue Center

10	.29(7)†	Clinical Advisor, Patent Purchase and Development Agreement, dated March 31, 2004, by and between NuVasive, Inc. and James L. Chappuis

10	.30(9)	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc.

10	.31(10)†	Supply Agreement, dated January 14, 2005, by and between NuVasive, Inc. and Blood and Tissue Center of Central Texas

10	.32(2)†	Exclusive Manufacturing Agreement, dated as of August 4, 2005, by and between NuVasive, Inc. and Pearsalls Limited

10	.33(11)†	Master Technology and Services Agreement, dated September 2, 2005, and Master Technology and Services Agreement Amendment #1, dated December 16, 2005, each by and between NuVasive, Inc. and Medidata Solutions, Inc.

10	.34(12)#	Description of 2005 performance bonus arrangements for our chief executive officer and certain of our other officers

10	.35(13)#	Description of 2006 annual salaries for our chief executive officer and certain of our other officers

10	.36(14)#	Summary of the 2005 bonus payments to and description of 2006 performance bonus arrangements for our chief executive officer and certain of our other officers

21.1		List of subsidiaries of NuVasive, Inc.

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on June 9, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2005.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004.

(6)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004.

(7)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 7, 2005.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 21, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 22, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 2, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2006.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 13, 2006.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.

SUPPLEMENTAL INFORMATION
      Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006, and copies of the form of proxy to be used for such Annual Meeting, will be furnished to the SEC prior to the time they are distributed to the Registrant’s Stockholders.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

By:	/s/ Alexis V. Lukianov

Alexis V. Lukianov
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: March 15, 2006

By:	/s/ Kevin C. O’Boyle

Kevin C. O’Boyle
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: March 15, 2006
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

Signature	Title	Date

/s/ Alexis V. Lukianov Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ Kevin C. O’Boyle Kevin C. O’Boyle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Jack R. Blair Jack R. Blair	Director	March 15, 2006

/s/ James C. Blair James C. Blair	Director	March 15, 2006

Signature	Title	Date

/s/ Peter C. Farrell Peter C. Farrell	Director	March 15, 2006

/s/ Robert J. Hunt Robert J. Hunt	Director	March 15, 2006

/s/ Lesley H. Howe Lesley H. Howe	Director	March 15, 2006

/s/ Hansen Yuan Hansen Yuan	Director	March 15, 2006

NUVASIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
NuVasive, Inc.
      We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NuVasive, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 4, 2006

NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,545	$8,560
Short-term investments	6,945	50,593
Accounts receivable, net of allowance of $613 and $255, respectively	11,662	6,770
Inventory, net	11,870	5,249
Prepaid expenses and other current assets	1,496	826

Total current assets	44,518	71,998
Property and equipment, net of accumulated depreciation	17,974	8,725
Intangible assets, net of accumulated amortization	8,894	—
Other assets	104	29

Total assets	$71,490	$80,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,102	$6,207
Accrued payroll and related expenses	5,587	3,135

Total current liabilities	11,689	9,342
Long-term liabilities	1,665	13
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common Stock, $.001 par value; 70,000 shares authorized, 25,106 and 23,951 issued and outstanding at December 31, 2005 and 2004, respectively	25	24
Additional paid-in capital	168,143	153,323
Deferred compensation	(1,195)	(3,441)
Accumulated other comprehensive loss	(32)	(43)
Accumulated deficit	(108,805)	(78,466)

Total stockholders’ equity	58,136	71,397

Total liabilities and stockholders’ equity	$71,490	$80,752

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per
	share amounts)
Revenues:
MAS	$48,983	$28,135	$12,069
Classic fusion	12,806	10,268	10,586

Total revenues	61,789	38,403	22,655
Cost of goods sold	12,392	10,228	6,791

Gross profit	49,397	28,175	15,864
Operating expenses:
Sales and marketing	37,701	19,740	12,609
Research and development	10,386	7,144	5,511
General and administrative	16,867	9,788	6,984
Stock-based compensation	3,040	6,143	743
In-process research and development	12,897	—	—

Total operating expenses	80,891	42,815	25,847
Interest and other income (expense), net	1,155	430	(144)

Net loss	$(30,339)	$(14,210)	$(10,127)

Net loss per share(1):
Basic and diluted	$(1.24)	$(0.91)	$(6.30)

Weighted-average shares — basic and diluted	24,473	15,605	1,607

Stock-based compensation is allocated as follows:
Research and development	$1,405	$2,216	$479
Sales and marketing	787	1,909	148
General and administrative	848	2,018	116

Total stock-based compensation	$3,040	$6,143	$743

(1)	As a result of the conversion of our preferred stock into 12,724,000 shares of our common stock upon completion of our initial public offering on May 13, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. Please reference Note 1 for an unaudited pro forma basic and diluted net loss per share calculation for the periods presented.
See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Notes		Accumulated
	Preferred stock		Common stock		Additional	Receivable		Other		Total
					Paid-in	from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Equity

	(In thousands)
Balance at December 31, 2002	27,637	$28	1,790	$2	$63,998	$(435)	$(80)	$—	$(54,129)	$9,384
Issuance of Series D-1 convertible preferred stock	3,949	4	—	—	9,911	—	—	—	—	9,915
Redemption of common stock for intellectual property	—	—	(100)	—	(125)	—	—	—	—	(125)
Issuance of common stock for cash	—	—	113	—	57	—	—	—	—	57
Issuance of stock options and warrants to non-employees	—	—	—	—	33	—	—	—	—	33
Compensation expense related to issuance of stock options to non- employees	—	—	—	—	458	—	—	—	—	458
Interest on notes from stockholders	—	—	—	—	—	(13)	—	—	—	(13)
Forgiveness of notes and interest due from stockholders	—	—	(86)	—	(57)	226	—	—	—	169
Payment received on note receivable from stockholder	—	—	—	—	—	34	—	—	—	34
Deferred stock-based compensation	—	—	—	—	771	—	(771)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	285	—	—	285
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(10,127)	(10,127)

Balance at December 31, 2003	31,586	32	1,717	2	75,046	(188)	(566)	—	(64,256)	10,070
IPO proceeds net of offering costs of $7,627	—	—	6,883	7	68,085	—	—	—	—	68,092
Issuance of common stock under employee stock option and purchase plans	—	—	2,600	2	1,093	—	—	—	—	1,095
Issuance of restricted stock	—	—	27	—	292	—	—	—	—	292
Interest on notes from stockholders	—	—	—	—	72	—	—	—	—	72
Forgiveness of notes and interest due from stockholders	—	—	—	—	—	188	—	—	—	188
Compensation expense related to issuance of stock options to non- employees	—	—	—	—	925	—	—	—	—	925
Deferred stock-based compensation	—	—	—	—	7,791	—	(7,791)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	4,916	—	—	4,916
Conversion of preferred to common stock	(31,586)	(32)	12,724	13	19	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	—	—	(14,210)	(14,210)

Balance at December 31, 2004	—	—	23,951	24	153,323	$—	(3,441)	(43)	(78,466)	71,397
Issuance of common stock under employee stock option and purchase plans	—	—	485	—	1,757	—	—	—	—	1,757
Issuance of common stock for acquisitions	—	—	670	1	12,269	—	—	—	—	12,270
Compensation expense related to issuance of stock options to non- employees	—	—	—	—	988	—	—	—	—	988
Amortization of stock-based compensation	—	—	—	—	(194)	—	2,246	—	—	2,052
Unrealized loss on marketable securities and foreign currency translation	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	(30,339)	(30,339)

Balance at December 31, 2005	—	$—	25,106	$25	$168,143	$—	$(1,195)	$(32)	$(108,805)	$58,136

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Operating activities:
Net loss	$(30,339)	$(14,210)	$(10,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,359	2,298	1,775
In-process research and development	12,897	—	—
Amortization of loan fees	—	9	21
Stock-based compensation	3,040	6,143	743
Write-off of NuVasive assets in conjunction with acquisition of RSB Spine LLC	497	—	—
Allowance for doubtful accounts	443	(65)	231
Allowance for excess and obsolete inventory	535	(343)	351
Other	42	413	89
Changes in operating assets and liabilities:
Accounts receivable	(5,219)	(2,977)	(2,051)
Inventory	(6,864)	(1,494)	(1,303)
Prepaid expenses and other current assets	(370)	(398)	768
Accounts payable and accrued liabilities	(1,303)	1,166	3,122
Accrued payroll and related expenses	2,427	893	383

Net cash used in operating activities	(19,855)	(8,565)	(5,998)
Investing activities:
Cash paid for acquisitions	(8,800)	—	—
Purchases of property and equipment	(12,675)	(6,139)	(4,465)
Purchases of short-term investments	(44,918)	(108,342)	(4,017)
Sales of short-term investments	88,566	61,723	—
Other assets	(75)	70	(48)

Net cash provided by (used in) investing activities	22,098	(52,688)	(8,530)
Financing activities:
Proceeds from notes payable	—	1,364	4,678
Payments of notes payable and capital leases	(18)	(6,369)	(1,431)
Proceeds from employee note	—	—	34
Issuance of common stock, including net proceeds from initial public offering	1,760	69,187	57
Net proceeds from issuance of convertible preferred stock	—	—	9,915

Net cash provided by financing activities	1,742	64,182	13,253

Increase (decrease) in cash and cash equivalents	3,985	2,929	(1,275)
Cash and cash equivalents at beginning of year	8,560	5,631	6,906

Cash and cash equivalents at end of year	$12,545	$8,560	$5,631

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies
      Description of Business. NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar and cervical spine fusion. The principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, as well as classic fusion implants. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines NeuroVision, a nerve avoidance system, MaXcess, a minimally invasive surgical system, and specialized implants.
      The Company loans its NeuroVision systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures and places NeuroVision, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company also sells a small quantity of MAS instrument sets, MaXcess, and NeuroVision systems to hospitals for use in surgery. The classic fusion portfolio includes a range of bone allografts in our patented saline packaging and spine implants such as rods, plates and screws. Implants and disposables are sold and shipped from the Company’s facility or from limited disposable inventories stored at distributors’ sites.
      The Company also focuses significant efforts on a research and development pipeline emphasizing both MAS and motion preservation products such as total disc replacement and nucleus-like cervical disc replacement.
      Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NuVasive Europe GmbH and NuVasive UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation. There has been no material activity by the Company’s subsidiaries during the years presented.
      Use of Estimates. To prepare financial statements in conformity with generally accepted accounting principles accepted in the United States of America, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Reclassification. Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation. Specifically, the costs related to certain departments originally classified in research and development in the consolidated statements of operations have been reclassified to general and administrative expense in 2005. The 2003 and 2004 presentation has been adjusted to reflect the classification of these costs consistent with the 2005 presentation.
      Cash, Cash Equivalents and Short-term Investments. The Company classifies investments with original maturities of three months or less when acquired as cash equivalents. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive loss. Any unrealized gains or losses deemed other than temporary will be reflected in interest and other income, net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in interest and other income (expense), net. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.
      Accounts Receivable and Related Valuation Account. Accounts receivable in the accompanying consolidated balance sheets are presented net of allowance for doubtful accounts.
      The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for a portion of receivables when collection becomes doubtful. Provisions are made based upon a

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.
      Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
      Concentration of Credit Risk and Significant Customers. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity.
      No single customer represented greater than 10 percent of sales for any of the years presented.
      Inventory. Inventory is stated at the lower of cost or market and is recorded in cost of goods sold on a method that approximates specific identification. The Company reviews the components of its inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. At December 31, 2005 and 2004, the balance of the allowance for excess and obsolete inventory is $1.3 million and $844,000, respectively.
      Long-Term Assets. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (ranging from two to seven years). Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Intangible assets consist of purchased technology and are amortized on a straight-line basis over their estimated useful lives of 17 years, the life of the related patents. The Company evaluates its long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, the Company reduces the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. The evaluation of intangible assets is based on the estimated undiscounted future cash flows of the technology over the remaining amortization period. The Company has not recognized any impairment losses on its long-term assets through December 31, 2005.
      Revenue Recognition. The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third-party customers who immediately accept title. Revenue from the sale of NeuroVision units and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
      Research and Development. Research and development costs are expensed as incurred.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Product Shipment Costs. Product shipment costs are included in sales and marketing expense in the accompanying consolidated statements of operations.
      Income Taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.
      Net Loss Per Share. The Company computes net loss per share using the weighted-average number of common shares outstanding during the period and excluding the weighted-average common shares subject to repurchase of 37,000, 185,000 and 141,000 shares at December 31, 2005, 2004 and 2003, respectively. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Due to the net loss reported in all periods, the effect of stock options and warrants is anti-dilutive and is therefore excluded. Although these options and warrants are currently not included in the net loss per share calculation, they could be dilutive when, and if, the Company reports future earnings.
      The actual net loss per share amounts for the periods presented were computed based on the shares of common stock outstanding during the respective periods. The actual net loss per share for the year ended December 31, 2004 reflects the 6,883,000 shares of our common stock issued in our initial public offering on May 13, 2004 and the 12,724,000 shares of our common stock issued upon conversion of our preferred stock in conjunction with the initial public offering. As a result of the issuance of these common shares on May 13, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented below. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation for 2004 and 2003 has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted-average common shares used to calculate actual basic and diluted net loss per share increased to include the assumed conversion of all

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of each year presented or the date of issuance, if later.

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Actual:
Numerator:
Reported net loss	$(30,339)	$(14,210)	$(10,127)

Denominator:
Weighted-average common shares	24,510	15,790	1,831
Weighted-average unvested common shares subject to repurchase	(37)	(185)	(224)

Denominator for basic and diluted net loss per share	24,473	15,605	1,607

Basic and diluted net loss per share	$(1.24)	$(0.91)	$(6.30)

Pro forma:
Numerator:
Reported net loss used above		$(14,210)	$(10,127)

Denominator:
Shares used above		15,605	1,607
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock		4,659	12,725

		20,264	14,332

Pro forma basic and diluted net loss per share		$(0.70)	$(0.71)

      The following table summarizes potential common stock equivalents that were excluded from historical basic and diluted earnings per share because of their anti-dilutive effect (in thousands):

	Years Ended December 31,

Common Stock Equivalents	2005	2004	2003

Options to purchase common stock	3,270	2,970	1,710
Warrants to purchase common stock	9	9	1,752
Warrants to purchase preferred stock	—	—	221
Common stock subject to repurchase	37	185	224
Convertible preferred stock	—	—	12,725

Total	3,316	3,164	16,632

      Stock-Based Compensation. Through December 31, 2005, and as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company has elected to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, to measure compensation expense for stock-based awards to employees. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees and directors as awards are generally issued with exercise prices equal to the fair value of the common stock on the grant date. Under APB 25, if the exercise price of the Company’s employee and director stock options is less than the estimated fair value of the underlying stock on the date of

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant, the Company records deferred compensation for the difference. The Company reports the pro forma information below regarding net loss and net loss per share as if the Company had accounted for employee stock awards under the fair value method as required by SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure.
      Prior to the initial public offering completed on May 13, 2004, the Company established the exercise price based on the fair value of the Company’s stock at the date of grant as determined by the Company’s board of directors. In determining the fair value of the common stock, the board of directors considered (i) the advancement of the Company’s technology, (ii) the Company’s financial position and (iii) the fair value of the Company’s preferred stock as determined in arm’s-length transactions. With respect to certain options granted during 2003 and 2004, the Company has recorded deferred stock-based compensation of $771,000 and $7,791,000, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with the Company’s initial public offering. Deferred stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28), over the vesting period of the related options, generally four years.
      Option or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.
      As required under SFAS No. 123, the pro forma effects of stock-based compensation on net loss are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003, respectively: risk-free interest rate of 4.1%, 3.2% and 3.2%; dividend yield of 0%; volatility of 60%; and an expected option life of five years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options (generally four years) on an accelerated basis in accordance with FIN 28.
      The following table illustrates the effect on net losses as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except share and per
	share amounts)
Net loss	$(30,339)	$(14,210)	$(10,127)
Add: Stock-based employee compensation expense included in net loss	2,052	4,916	285
Deduct: Stock-based employee compensation expense determined under fair value method for all awards	(5,209)	(7,170)	(334)

Pro forma net loss	$(33,496)	$(16,464)	$(10,176)

Basic and diluted net loss per share as reported	$(1.24)	$(0.91)	$(6.30)
Basic and diluted pro forma net loss per share	$(1.37)	$(1.06)	$(6.33)

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma effect on net loss for the years presented may not be representative of the pro forma effect on reported net income or loss in future years due to the uncertainty of stock option grant volume and potential change in assumptions driven by market factors.
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will adopt SFAS 123R in the first quarter of 2006, as required. The adoption of SFAS 123R will have a significant adverse impact on the Company’s earnings; however, the adoption will not impact the Company’s cash flows. The table above provides the pro forma net loss and net loss per share as if NuVasive had used a fair-value-based method similar to one of the methods permitted under SFAS 123R to measure the compensation expense for employee stock awards during the years presented.
      Comprehensive Income (Loss). SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss which includes the unrealized gain (loss) on short-term investments and foreign currency translation adjustments for the years ended December 31, 2005, 2004 and 2003, did not differ significantly from the reported net loss.

2.	Business Combination
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
      Reasons for the RSB Acquisition. The transaction provides NuVasive with commercialized cervical plate technology that has received FDA 510(K) clearance and that the Company believes is superior to others on the market and to those that were under development at NuVasive.
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

      The Company has allocated the total purchase consideration to the assets and liabilities acquired based on their respective fair values at the acquisition date. This allocation resulted in an excess of the fair value of

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net tangible and intangible assets acquired over the total purchase price of approximately $874,000 which has been recorded as a long-term liability in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The following table summarizes the allocation of the purchase price (in thousands):

Cervical plate intangible assets consisting primarily of patents	$8,200
Inventory	776
Fixed assets	503
Accounts receivable	116
Accounts payable and other current liabilities	(178)
Long-term liability	(874)

Total purchase price	$8,543

      The cervical plate intangible asset will be amortized on a straight-line basis over a period of 17 years, the life of the related patent.
      Under the acquisition agreement, RSB will receive four annual non-contingent deferred purchase consideration payments of $300,000 through June 2009. In addition, RSB will receive annual payments over a period of 12 years based upon sales of the products derived from the cervical plate technology. Any amounts paid under this arrangement will first be applied to reduce the long-term liability and then will be recorded as goodwill when incurred. The acquisition agreement provides for adjustment to the first of these annual payments if shares of NuVasive common stock issued in the transaction are sold by RSB within a period defined by the acquisition agreement at a price more than 110% of the value of NuVasive common stock at the closing date of the transaction. As of December 31, 2005, and based on the sale by RSB of all of the shares of NuVasive common stock issued in the transaction, the first annual payment will be reduced by approximately $48,000. The recorded values of the long-term liability and the shares issued have been reduced to reflect this adjustment.
      In exchange for cash payments totaling $500,000 through June 2009, the purchase agreement grants NuVasive the right of first refusal on all additional existing technologies and any future technology that may be developed by RSB in the five years following the closing date. On the closing date, the first installment of $100,000 under this agreement was made.
      In connection with the transaction, NuVasive has written off assets, consisting primarily of inventory, totaling approximately $497,000 for the initial alpha/beta testing of the Company’s own cervical plate under development. The charge is recorded in cost of goods sold in the accompanying consolidated statement of operations for the year ended December 31, 2005.

3.	Asset Acquisitions
      On August 4, 2005, NuVasive acquired technology and assets from Pearsalls Limited, a privately-owned company based in the United Kingdom (Pearsalls). The acquired assets include an investigational nucleus-like cervical disc replacement device called NeoDisc. Also acquired was all of Pearsall’s intellectual property related to embroidery technology for use in surgical implants. NuVasive made a closing payment of $12.0 million, consisting of $5.0 million in cash and $7.0 million in unregistered common stock which has subsequently been registered. In addition, the transaction provides for NuVasive to make additional payments totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc product. Finally, Pearsalls will receive a royalty of 5% on NeoDisc product sales. No royalties will be due on other products based on the acquired technology, except for a limited royalty on products for non-spine applications.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On August 12, 2005, NuVasive acquired assets and intellectual property from RiverBend Design LLC (RiverBend), pursuant to the terms of an Intellectual Property Purchase Agreement. The acquired intellectual property includes a patent application and related technology and know-how for use in developing dynamic stabilization products. NuVasive made a closing payment to RiverBend of 51,308 unregistered shares of common stock which has subsequently been registered. In addition, NuVasive will make royalty payments to RiverBend based on sales of products based on the acquired technology. The purchase price of $1.0 million has been allocated to purchased technology and is being amortized on a straight-line basis over the estimated useful life of 17 years.
      At the same time as the transaction with RiverBend, NuVasive executed an Intellectual Property Purchase Agreement Addendum (the Addendum) with Spine Partners LLC (Spine Partners), a company affiliated with RiverBend. The Addendum amended the terms of the Intellectual Property Purchase Agreement dated October 10, 2002, between NuVasive and Spine Partners. The Addendum adjusts the royalty payments due to Spine Partners for the NuVasive SpheRx multi-axial pedicle screws. The Addendum also effects the transfer to NuVasive of multiple patent applications and related technology and know-how relating to pedicle-based dynamic stabilization systems.

4.	Balance Sheet Details
      Short-term Investments. Short-term investments include auction rate securities, commercial paper, government securities and corporate bonds that are classified as available-for-sale (in thousands):

	December 31,

	2005	2004

Cost	$6,975	$50,636
Gross unrealized loss	(30)	(43)

Estimated fair value	$6,945	$50,593

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated fair value of available-for-sale securities, by contractual maturity is as follows (in thousands):

	2005		2004

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$2,978	$2,976	$44,749	$44,721
Due between one and two years	3,997	3,969	5,887	5,872
      Property and Equipment. Property and equipment consisted of the following (in thousands):

	December 31,

	2005	2004

Loaner equipment	$17,972	$9,057
Machinery and equipment	4,696	1,243
Computer equipment	1,195	1,416
Leasehold improvements	2,555	654
Construction in progress	—	1,427
Furniture and fixtures	1,093	386

	27,511	14,183
Less: accumulated depreciation and amortization	(9,537)	(5,458)

	$17,974	$8,725

      Intangible assets. Intangible assets were acquired in 2005 in connection with the business combination and asset acquisitions discussed in Note Nos. 2 and 3 and consisted of purchased technology with a cost of $9.2 million and accumulated amortization of $306,000 at December 31, 2005. Estimated annual amortization of the balance of intangible asset balance as of December 31, 2005 is $541,000 through the second quarter of 2022.
      Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,

	2005	2004

Accounts payable	$1,007	$1,598
Accrued expense	3,457	4,054
Other	1,638	555

	$6,102	$6,207

5.	Commitments and Contingencies
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s future minimum annual lease payments and long-term contractual obligations for years ending after December 31, 2005 are as follows (in thousands):

		Other
	Operating	Contractual
	Lease	Obligations

2006	$1,236	$810
2007	1,267	756
2008	1,301	718
2009	1,338	653
2010	1,311	319
Thereafter	2,264	1,013

Total minimum payments	$8,717	$4,269

      Other contractual obligations consist of certain intellectual property purchase and consulting agreements for which the Company is required to make annual payments.
      In connection with the acquisition of RSB described in Note 2, we are contingently obligated to make additional annual payments as follows: (i) over a period of 12 years based upon sales of the products derived from the cervical plate technology; and (ii) up to $400,000 payable in equal annual installments through June 2009 for the right of first refusal on all additional existing technologies and any future technology that may be developed by RSB in the five years following the closing date the acquisition.
      In connection with the acquisition of technology and assets from Pearsalls Limited described in Note 3, we are contingently obligated to make additional payments to Pearsalls totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc product.
      The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. Amounts disclosed as contingent or milestone-based obligations depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.
      Rent expense was approximately $1.3 million, $432,000 and $300,000 for each of the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.

6.	Stockholders’ Equity
      Common Stock. In May 2004, the Company completed an initial public offering whereby 6,882,991 shares of the Company’s common stock were sold at an offering price of $11 per share. All 6,882,991 shares were sold by the Company and there were no selling shareholders. The Company received net proceeds of approximately $68.1 million in connection with the offering.
      Convertible Preferred Stock. All outstanding shares of convertible preferred stock consisting of 12.7 million shares prior to the initial public offering, converted to common in connection with the initial public offering on May 13, 2004.
      There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2005 and 2004.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Warrants. From 1999 to January of 2003, the Company issued warrants in connection with debt, sale-leaseback and private placement transactions. The Company recorded the fair value of the warrants as interest or consulting expense based on the terms of the transaction in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and SFAS 123.
      All of the warrants were exercisable in connection with the initial underwriting of the Company’s stock. As of December 31, 2005, warrants have been exercised on a net or cash basis resulting in the issuance of 1,763,145 shares of common stock. A total of 9,486 warrants with an exercise price of $6.33 per share issued in 2001 in conjunction with a sale-leaseback agreement were outstanding at December 31, 2005.
      Stock Options. In October 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Plan) to grant options to purchase common stock to eligible employees, non-employee members of the board of directors, consultants and other independent advisors who provide services to the Company. Under the 1998 Plan, 3,922,800 shares of common stock, as amended, were reserved for issuance upon exercise of options granted by the Company. The board of directors determines the terms of the stock option agreements, including vesting requirements. Options under the 1998 Plan have a 10-year term and generally vest over a period not to exceed four years from the date of grant. All options granted under the 1998 Plan allow for early exercise prior to the option becoming fully vested. Unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price.
      In April 2004, the board of directors replaced the 1998 Plan with the 2004 Equity Incentive Plan (the 2004 Plan) under which 2,000,000 shares (plus the remaining shares available for grant under the 1998 Plan) of the Company’s common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 10,000,000 shares; or (iii) a number of shares determined by the board of directors.
      The 2004 Plan provides for the grant of options to the Company’s directors, officers, employees and consultants. The 2004 Plan provides for the grant of incentive and nonstatutory stock options and rights to purchase stock to employees, directors or consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months.
      Also in April 2004, the board of directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 250,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 1,500,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the board of directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. In 2005 and 2004, 57,276 and 25,799 shares, respectively, were purchased under the ESPP and 406,449 remain available for issuance under the ESPP as of December 31, 2005.
      In July 2002, certain executives exercised a total of 910,446 options, the consideration for which included cash of approximately $2,000 and promissory notes of approximately $523,000 payable to the Company. In March 2004, these notes were forgiven by the Company or settled by payment.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2003, the Company amended the 1998 Plan to provide for the acceleration of 50% of the unvested options of all employees upon a change in control and the vesting of the remaining unvested options for those employees that are involuntarily terminated within a year of the change in control. Under FIN 44, the modification to the Plan requires the Company to measure, based on the difference between the fair value of the common stock as of the date of the modification and the exercise price of each unvested option, the potential charge that would be recorded as additional compensation expense should the change in control provision be triggered prior to when the employees would have vested in the options under the original terms of the option grants. Based on the unvested employee options as of December 31, 2005, and the market value of the Company’s common stock on that date, the exposure to the Company related to the modification to the Plan is $8.7 million. The potential charge is reduced as employees continue to vest in their options over the normal four-year vesting period, thereby decreasing the unvested portion of the options on which the potential charge is based. Assuming the acceleration is not triggered, the potential exposure is reduced to zero by September 2007.
      The Company recorded expense of $988,000, $925,000 and $458,000 and in 2005, 2004, and 2003, respectively, related to the vesting of stock options granted to non-employees under consulting agreements, in accordance with EITF 96-18.
      Following is a summary of stock option activity (in thousands, except per share data):

		Weighted-
	Underlying	Avg. Exercise
	Shares	Price

Outstanding at December 31, 2002	1,332	$0.60
Granted	684	$0.80
Exercised	(113)	$0.50
Cancelled	(192)	$0.63

Outstanding at December 31, 2003	1,711	$0.68
Granted	2,168	$6.85
Exercised	(811)	$0.84
Cancelled	(98)	$4.01

Outstanding at December 31, 2004	2,970	$5.02
Granted	1,043	$15.70
Exercised	(427)	$3.02
Cancelled	(316)	$9.37

Outstanding at December 31, 2005	3,270	$8.27

      The weighted-average fair value of options granted during the years ended December 31, 2005, 2004 and 2003, was $8.64, $6.85 and $0.46 per share, respectively.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 0.25 to $ 1.88	620	6.78	$0.69	620	$0.69
$ 3.75 to $ 3.75	856	8.01	$3.75	856	$3.75
$ 9.41 to $10.08	703	8.83	$9.59	396	$9.59
$10.13 to $17.27	662	8.41	$13.27	184	$10.92
$17.36 to $19.94	429	9.45	$18.38	31	$18.43

$ 0.25 to $19.94	3,270	8.22	$8.27	2,087	$4.80

      Common Stock Reserved for Future Issuance. The following table summarizes common shares reserved for issuance at December 31, 2005 on exercise or conversion of (in thousands):

Convertible preferred stock warrants	9
Common stock options:
Issued and outstanding	3,270
Available for future grant	415

Total shares reserved for future issuance	3,694

7.	Related Party Transactions
      In February 2000, the Company loaned $500,000 to the chief executive officer in exchange for a promissory note. The Company also agreed to pay all withholding obligations arising from the forgiveness of the loan. For the years ended December 31, 2004 and 2003, respectively, the Company has recognized compensation expense of $56,000 and $619,000, and a liability of $26,000 and $626,000 for the payroll withholding obligations. In May 2004, this loan was forgiven in full in conjunction with the initial public offering.
      In July 2002, certain executives exercised stock options using non-recourse promissory notes payable to the Company totaling approximately $523,000. The notes bore interest at 6% per annum. The Company has recorded compensation expense related to the forgiveness of the notes and related interest for the years ended December 31, 2004 and 2003, respectively, of approximately $188,000 and $310,000. In July 2003, upon the resignation of two employees, the Company repurchased $54,000 of stock by adjusting the related notes receivable. Subsequently, the Company received full payment of $34,000 from one employee and forgave the remaining balance of $28,000 for the other employee. In May 2004, the remaining notes were forgiven in full in conjunction with the initial public offering.
      As a result of the modification of the original option grants to these executives, in order to provide for the forgiveness of the notes, there was deemed to be a new measurement date for the option grants. The resulting aggregate value of the options, based on the intrinsic value at the date of the modification of approximately $121,000, was recorded as deferred compensation in stockholders’ equity and was amortized to compensation expense over the term of the promissory notes. Total compensation expense recorded in 2003 related to these options was approximately $76,000.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes
      Due to the Company’s net loss position for the years ended December 31, 2005, 2004 and 2003, and the Company’s determination that realization of the deferred tax assets is not more likely than not, the Company has recorded a full valuation allowance against deferred tax assets. Accordingly, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal, state or foreign tax provisions for the years ended December 31, 2005, 2004 and 2003.
      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	30,733	25,122
Income tax credit carryforwards	4,375	3,427
Capitalized assets and other	5,749	1,218
Other	2,559	1,081

	43,416	30,848
Valuation allowance	(43,416)	(30,848)

Total deferred tax assets, net of valuation allowance	$—	$—

      There are no deferred tax liabilities at December 31, 2005 and 2004. The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of approximately $43.4 million as of December 31, 2005 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by approximately $12.6 million for the year ended December 31, 2005. The valuation allowance includes approximately $1.3 million related to stock option deductions, the benefit of which will eventually be credited to equity.
      At December 31, 2005, the Company had federal and state tax loss carryforwards of approximately $81.3 million and $49.6 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2018 and 2007, if unused. The Company also has losses attributable to its foreign subsidiary of approximately $519,000 at December 31, 2005. At December 31, 2005, the Company had federal and state tax credit carryforwards of approximately $2.9 million and $2.2 million, respectively. The federal credits will begin to expire in 2019.
      The utilization of net operating loss carryforwards and tax credit carryforwards is dependent on the future profitability of the Company. Furthermore, the Internal Revenue Code (IRC) imposes substantial restriction on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” of more than 50 percentage points during any three year period. Due to prior ownership changes as defined by IRC Section 382, a portion of the Company’s net operating loss and tax credit carryforwards are limited in their annual utilization.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Subsequent Events
      On February 7, 2006, the Company completed the sale of 7,829,120 shares of the Company’s common stock at the price of $19.25 per share, less underwriting discounts and commissions. The number of shares sold by the Company includes 1,125,000 shares sold pursuant to the underwriters’ exercise of an option to purchase additional shares. The Company’s total net proceeds from the offering, after deducting underwriter discounts and commissions and estimated offering expenses, was approximately $142.3 million.

10.	Effect of New Accounting Pronouncements
      In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005.
      In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.
      In March 2005, the FASB published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term, “conditional asset retirement obligation,” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which NuVasive will be required to follow beginning in its first quarter of 2006. SFAS 123R will result in the recognition of substantial compensation expense relating to the Company’s employee stock options and employee stock purchase plans. As noted in Note 1, currently the Company generally does not recognize any compensation expense related to stock option grants the Company issues under its stock option plans or related to the discounts the Company provides under its employee stock purchase plans. Under the new rules, the Company will be required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. The resulting additional compensation expense will have a material adverse effect on the Company’s reported results of operations. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company will recognize stock-based compensation expense on all awards on an

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accelerated basis over the requisite service period using the modified prospective method. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R will be effective for the Company beginning in the first quarter of 2006.

12.	Quarterly Data (unaudited)
      The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands except per share data):

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$13,064	$15,036	$15,134	$18,555
Gross profit	10,437	11,858	11,832	15,270
Total operating expenses	14,332	16,313	30,572	19,674
Net loss	$(3,555)	$(4,110)	$(18,476)	$(4,198)
Basic and diluted net loss per common share	$(0.15)	$(0.17)	$(0.74)	$(0.17)

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$7,588	$8,809	$10,184	$11,822
Gross profit	5,384	6,328	7,560	8,903
Total operating expenses	9,531	10,783	10,565	11,936
Net loss	$(4,227)	$(4,466)	$(2,756)	$(2,761)
Basic and diluted net loss per common share(1)	$(2.33)	$(0.34)	$(0.12)	$(0.12)

(1)	Net loss per share is computed independently for each of the quarters presented on an historical basis. The Company completed its initial public offering (IPO) of 6,882,991 shares in May 2004. These shares are included in the computation of loss per share from the date of the IPO forward. Therefore, the sum of the quarterly loss per share is not comparable from quarter to quarter and will not equal the total loss per share for the year.

NuVasive, Inc.
Schedule II: Valuation Accounts

	Balance at			Balance at the
	Beginning of Period	Additions(1)	Deductions(2)	End of Period

	(In thousands)
Year ended December 31, 2005 Accounts Receivable Reserve	$255	$443	$85	$613
Year ended December 31, 2004 Accounts Receivable Reserve	$320	$287	$352	$255
Year ended December 31, 2003 Accounts Receivable Reserve	$105	$231	$16	$320

	Balance at			Balance at the
	Beginning of Period	Additions(3)	Deductions(4)	End of Period

Year ended December 31, 2005 Inventory Reserve	$844	$1,019	$531	$1,332
Year ended December 31, 2004 Inventory Reserve	$1,187	$98	$441	$844
Year ended December 31, 2003 Inventory Reserve	$800	$588	$201	$1,187

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off, net of recoveries.

(3)	Amount represents excess and obsolete reserve recorded to cost of sales. In 2005, this amount includes an approximately $484,000 write-off of cervical plate inventory in connection with the acquisition of RSB Spine LLC.

(4)	Excess and obsolete inventory written-off against reserve.

Index to Exhibits

Exhibit
Number		Description

2	.1(1)	Asset Purchase Agreement, dated as of June 3, 2005, by and between NuVasive, Inc. and RSB Spine LLC

2	.2(2)	Asset Purchase Agreement, dated as of August 4, 2005, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.

2	.3(3)†	Intellectual Property Purchase Agreement, dated as of August 12, 2005, by and between NuVasive, Inc. and RiverBend Design LLC

3	.1(4)	Restated Certificate of Incorporation

3	.2(4)	Restated Bylaws

4	.1(5)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among NuVasive, Inc. and the other parties named therein

4	.2(5)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among NuVasive, Inc. and the other parties named therein

4	.3(5)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among NuVasive, Inc. and the other parties named therein

4	.4(2)	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited

4.5		Specimen Common Stock Certificate

10	.1(5)#	1998 Stock Option/ Stock Issuance Plan

10	.2(5)#	Form of Notice of Grant of Stock Option under our 1998 Stock Option/ Stock Issuance Plan

10	.3(5)#	Form of Stock Option Agreement under our 1998 Stock Option/ Stock Issuance Plan, and form of addendum thereto

10	.4(5)#	Form of Stock Purchase Agreement under our 1998 Stock Option/ Stock Issuance Plan

10	.5(6)#	Form of Stock Issuance Agreement under our 1998 Stock Option/ Stock Issuance Plan

10	.6(6)#	Form of Stock Issuance Agreement issued to consultants and distributors, under our 1998 Stock Option/ Stock Issuance Plan, on April 21, 2004, and May 4, 2004

10	.7(7)#	2004 Equity Incentive Plan

10	.8(7)#	Form of Stock Option Award Notice under our 2004 Equity Incentive Plan

10	.9(7)#	Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan

10	.10(7)#	Forms of Restricted Stock Grant Notice and Restricted Stock Agreement under our 2004 Equity Incentive Plan

10	.11(7)#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan

10	.12(7)#	2004 Employee Stock Purchase Plan

10	.13(5)#	Employment Letter Agreement, dated July 12, 1999, as amended on January 20, 2004, between NuVasive, Inc. and Alexis V. Lukianov

10	.14(5)#	Bonus Agreement, dated February 25, 2000, between NuVasive, Inc. and Alexis V. Lukianov

10	.15(5)#	Employment Agreement, dated December 20, 2002, as amended on January 20, 2004, between NuVasive, Inc. and Kevin C. O’Boyle

10	.16(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Keith Valentine

10	.17(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Patrick Miles

10	.18(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and James J. Skinner

10	.19(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and G. Bryan Cornwall

10	.20(5)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Jonathan D. Spangler

Exhibit
Number		Description

10	.21(8)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jeffrey P. Rydin

10	.22(8)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jason M. Hannon

10	.23(5)#	Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers

10	.24(5)†	Patent Purchase Agreement, dated June 21, 2002, by and among NuVasive, Inc. and Drs. Anthony Ross and Peter Guagliano

10	.25(5)†	Intellectual Property Purchase Agreement, dated October 10, 2002, between NuVasive, Inc. and Spine Partners, LLC

10	.26(3)†	Intellectual Property Purchase Agreement Addendum, dated as of August 12, 2005, by and between NuVasive, Inc. and Spine Partners, LLC

10	.27(7)†	Development, Production and Marketing Services Agreement, dated December 30, 1999, as amended, by and between NuVasive, Inc. and Tissue Banks International, Inc.

10	.28(7)†	Supply Agreement, dated January 21, 2002, by and between NuVasive, Inc. and Intermountain Tissue Center

10	.29(7)†	Clinical Advisor, Patent Purchase and Development Agreement, dated March 31, 2004, by and between NuVasive, Inc. and James L. Chappuis

10	.30(9)	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc.

10	.31(10)†	Supply Agreement, dated January 14, 2005, by and between NuVasive, Inc. and Blood and Tissue Center of Central Texas

10	.32(2)†	Exclusive Manufacturing Agreement, dated as of August 4, 2005, by and between NuVasive, Inc. and Pearsalls Limited

10	.33(11)†	Master Technology and Services Agreement, dated September 2, 2005, and Master Technology and Services Agreement Amendment #1, dated December 16, 2005, each by and between NuVasive, Inc. and Medidata Solutions, Inc.

10	.34(12)#	Description of 2005 performance bonus arrangements for our chief executive officer and certain of our other officers

10	.35(13)#	Description of 2006 annual salaries for our chief executive officer and certain of our other officers

10	.36(14)#	Summary of the 2005 bonus payments to and description of 2006 performance bonus arrangements for our chief executive officer and certain of our other officers

21.1		List of subsidiaries of NuVasive, Inc.

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on June 9, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2005.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2005.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004.

(6)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004.

(7)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 7, 2005.

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 21, 2005.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 22, 2005.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 2, 2005.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2006.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 13, 2006.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.