Form 10-Q
period 2006-03-31
NUVASIVE INC
filed 2006-05-10
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-50744
NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     Yes ☐ No ☑
     As of April 30, 2006, there were 33,108,821 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$107,759	$12,545
Short-term investments	47,545	6,945
Accounts receivable, net	12,228	11,662
Inventory, net	13,960	11,870
Prepaid expenses and other current assets	1,118	1,496

Total current assets	182,610	44,518
Property and equipment, net of accumulated depreciation	18,432	17,974
Intangible assets, net of accumulated amortization	8,759	8,894
Other assets	192	104

Total assets	$209,993	$71,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,145	$6,102
Accrued payroll and related expenses	3,987	5,587

Total current liabilities	12,132	11,689
Long-term liabilities	1,676	1,665
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 70,000 shares authorized, 33,062 and 25,106 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	33	25
Additional paid-in capital	313,075	168,143
Deferred compensation	—	(1,195)
Accumulated other comprehensive loss	(12)	(32)
Accumulated deficit	(116,911)	(108,805)

Total stockholders’ equity	196,185	58,136

Total liabilities and stockholders’ equity	$209,993	$71,490

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$19,685	$13,272
Cost of goods sold	3,880	2,627

Gross profit	15,805	10,645
Operating expenses:
Sales, marketing and administrative	21,132	11,981
Research and development	3,877	2,559

Total operating expenses	25,009	14,540
Interest and other income, net	1,098	340

Net loss	$(8,106)	$(3,555)

Net loss per share:
Basic and diluted	$(0.27)	$(0.15)

Weighted average shares—basic and diluted	29,649	23,881

Stock-based compensation is included in operating expenses in the following categories: (1)
Sales, marketing and administrative	$2,789	$539
Research and development	812	400

	$3,601	$939

(1)	As a result of the adoption of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment, stock-based compensation for the 2006 period is not comparable to stock based compensation for the 2005 period. See Note 6 for a discussion of the impact of the adoption of this Statement of Financial Accounting Standards.
See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating activities:
Net loss	$(8,106)	$(3,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,611	681
Stock-based compensation	3,601	939
Other non-cash adjustments	(110)	198
Changes in operating assets and liabilities:
Accounts receivable	(471)	(1,251)
Inventory	(2,050)	(971)
Prepaid expenses and other current assets	378	109
Accounts payable and accrued liabilities	2,031	2,215
Accrued payroll and related expenses	(1,600)	(670)

Net cash used in operating activities	(4,716)	(2,305)
Investing activities:
Purchases of property and equipment	(1,934)	(4,252)
Sales of short-term investments	3,050	33,612
Purchases of short-term investments	(43,632)	(19,223)
Other assets	(88)	(118)

Net cash provided by (used in) investing activities	(42,604)	10,019
Financing activities:
Payment of capital leases	—	(1)
Issuance of common stock in secondary offering	142,534	98

Net cash provided by financing activities	142,534	97

Increase in cash and cash equivalents	95,214	7,811
Cash and cash equivalents at beginning of period	12,545	8,560

Cash and cash equivalents at end of period	$107,759	$16,371

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar and cervical spine fusion. The principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS™, as well as classic fusion implants. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines NeuroVision®, a nerve avoidance system, MaXcess®, a minimally invasive surgical system, and specialized implants.
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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In management’s opinion, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in NuVasive, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
     Certain reclassifications to prior period information have been made for consistent presentation. In the first quarter of 2006, we reclassified the revenue related to freight charges, net of reserves on such revenue, from sales, marketing and administrative expense to the revenue line on the statement of operations in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Freight revenue in the three-month periods ended March 31, 2006 and 2005 was $192,000 and $208,000, respectively. Prior year revenue and expenses have been reclassified to conform to this presentation change.

3. Allowances
     The balances of the allowances for doubtful accounts and excess and obsolete inventory are as follows (in thousands):

	March 31, 2006	December 31, 2005
Allowance for doubtful accounts	$708	$613
Allowance for excess and obsolete inventory	1,372	1,332

	$2,080	$1,945

4. Net Loss Per Share
     NuVasive computes net loss per share using a weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchase. Since NuVasive has experienced losses for all periods presented, net loss per share excludes the effect of approximately 4.2 million and 3.1 million stock options outstanding at March 31, 2006 and 2005, respectively, because such options are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

	Three Months Ended March 31,
	2006	2005
Historical:
Numerator:
Net loss attributable to common stockholders	$(8,106)	$(3,555)

Denominator:
Weighted average common shares	29,677	24,015
Weighted average unvested common shares subject to repurchase	(28)	(134)

Denominator for basic and diluted net loss per share	29,649	23,881

Basic and diluted net loss per share	$(0.27)	$(0.15)

5. Comprehensive Loss
     Comprehensive loss as defined by SFAS No. 130, Reporting Comprehensive Income, consists primarily of unrealized losses on cash equivalents and short-term investments and are immaterial to the results of operations for the periods presented.
6. Stock Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and director services and requires the Company to expense the estimated fair value of these awards over the requisite employee service period. The Company has no awards with market or performance conditions. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based awards to employees and directors using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance.
     Through December 31, 2005, the Company had recorded deferred stock-based compensation for certain options granted during 2003 and 2004, of $771,000 and $7,791,000, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with the Company’s initial public offering. Deferred stock-based compensation was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other

Variable Stock Option Award Plans (FIN 28), over the vesting period of the related options, generally four years. Amortization of deferred stock-based compensation through December 31, 2005, net of terminations, was $7.2 million. Upon adoption of SFAS 123(R), the unamortized balance of deferred compensation of $1.2 million at December 31, 2005 was reclassified to additional paid in capital in the Company’s consolidated balance sheet. Future compensation expense related to these options will be included as a component of stock-based compensation included in the Company’s statement of operations.
     The Company has elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (i) any share-based awards granted to employees and directors through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and (ii) any share-based awards granted to employees and directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
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
     For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options using a Black-Scholes option-pricing model which is consistent with the model used for pro forma disclosures under SFAS 123 prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options is based on historical experience. In addition, in accordance with SFAS 123(R) share-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     The assumptions used to estimate the fair value of stock options granted for the three-month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
	Actual	Pro Forma

Volatility	65%	60%
Expected term (years)	4.0 to 4.5	5.0
Risk free interest rate	4.47 to 4.82%	3.89%
Expected dividend yield	0%	0%
     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for the first three months of 2006 and 2005:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Sales, marketing and administrative expense	$2,789	$539
Research and development expense	812	400

Stock-based compensation expense	$3,601	$939

Effect on basic and diluted net loss per share	$0.12	$0.04

     Stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of March 31, 2006, there was $14.4 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately two years. The total intrinsic value of options exercised in the first three months of 2006 and 2005 was $2.0 million and $869,000, respectively.
     The following table illustrates the effect on net losses as if the Company had applied the fair value recognition provisions of SFAS 123 to determine stock-based compensation for the three months ending March 31, 2005:

Three Months Ended
(in thousands, except per share amounts)	March 31, 2005
Net loss as reported	$(3,555)
Add: Stock-based compensation included in net loss	939
Deduct: Stock-based employee and director compensation expense determined under fair value method for all awards	(1,045)

Pro forma net loss	$(3,661)

Basic and diluted net loss per share as reported	$(0.15)

Basic and diluted pro forma net loss per share	$(0.15)

Employee Stock Benefit Plans
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
     In April 2004, the board of directors replaced the 1998 Plan with the 2004 Equity Incentive Plan (the 2004 Plan) under which 800,000 shares (plus the remaining shares available for grant under the 1998 Plan) of the Company’s common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 4,000,000 shares; or (iii) a number of shares determined by the board of directors.
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
     Also in April 2004, the board of directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the board of directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. As of March 31, 2005, 657,509 shares are available for issuance under the ESPP.

     Following is a summary of stock option activity for the first quarter of 2006 under all stock options plans:

		Weighted
		Average
	Underlying	Exercise
(in thousands, except per share data)	Shares	Price

Outstanding at December 31, 2005	3,270	$8.27
Granted	1,132	$18.39
Exercised	(127)	$3.42
Canceled	(29)	$15.43

Outstanding at March 31, 2006	4,246	$11.05

Aggregate Intrinsic Value	$33,262

Options Exercisable as of March 31, 2006	2,101	$5.50

Aggregate Intrinsic Value of Options Exercisable as of March 31, 2006	$28,050

     The weighted-average fair value of options granted in the three months ended March 31, 2006, was $9.68. The aggregate intrinsic value of options exercisable at March 31, 2006 is based on the Company’s closing stock price on March 31, 2006. The Company received $435,000 in proceeds from the exercise of stock options during the three-month period ended March 31, 2006.
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

(shares in thousands)	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted		Weighted
Range of Exercise	Number	Contractual	Average	Number	Average
Prices	of Shares	Life (in years)	Exercise Price	of Shares	Exercise Price

$0.25 to $0.63	500	6.42	$0.60	500	$0.60
$3.75 to $3.75	874	7.73	$3.60	874	$3.60
$9.41 to $10.75	910	8.05	$9.82	591	$9.88
$10.90 to $17.96	884	9.26	$16.36	66	$14.18
$17.99 to $21.40	1078	9.73	$18.60	70	$18.99

$0.25 to $21.40	4,246	8.47	$11.05	2,101	$5.50

     Common Stock Reserved for Future Issuance. The following table summarizes common shares reserved for issuance at March 31, 2006 on exercise or conversion of (in thousands):

Convertible preferred stock warrants	9
Common stock options:
Issued and outstanding	4,246
Available for future grant	316
Available for issuance under Employee Stock Purchase Plan	508

Total shares reserved for future issuance	5,079

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and in our Annual Report on Form 10-K for the year ending December 31, 2005. We undertake no responsibility to revise these forward looking statements to reflect future events or circumstances.
Overview
     Background. We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused on applications for lumbar and cervical spine fusion, as well as dynamic stabilization. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS™, as well as classic fusion implants comprised of bone allografts in our patented saline packaging and internal fixation products. Our products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. As of March 31, 2006 we have trained over 850 surgeons in the use of our products.
     Since inception, we have been unprofitable. We incurred net losses of approximately $10.1 million in 2003, $14.2 million in 2004 and $30.3 million in 2005. As of March 31, 2006, we had an accumulated deficit of $116.9 million.
     Revenues. From inception to March 31, 2006, we have recognized $158.2 million in revenue from sales of our products. Our revenues are derived from the sale of medical products in two principal product categories:
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
     Although we have historically presented revenues between these two product categories, beginning with fiscal year 2006 we now report revenues in a single aggregate line. With the growth of our business, particularly with respect to our MAS products, we believe this single line presentation is more meaningful in understanding trends and developments in our operations.
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
     Sales and Marketing. Substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent agencies and our own sales personnel. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. The commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Since the second quarter of 2005, we have been engaged in a process to create a sales force of independent distributors and our own employees that is exclusive to us with respect to the sale of spine products. These efforts are ongoing and we expect to incur increased sales and marketing expenses as we hire additional sales personnel and incentivize new and existing representatives to exclusively sell our products.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, long-term assets and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
     We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon receipt of written acknowledgement that the product has been used in a surgical procedure or upon shipment to third party customers who immediately accept title. Revenue from the sale of our NeuroVision units and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
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
     A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to the end of their anticipated useful lives. If we introduce new products or next-generation products prior to the end of the useful life of a prior generation, we may be required to sell off existing inventory and related capital instruments and/or write off the value of the these assets. In 2006, we expect to introduce new instruments for use with our next-generation MaXcess and SpheRx products which will result in a charge to cost of goods sold to write-off or impair existing instruments. The associated charge cannot be estimated at this time however it may be significant.
     Long Term Assets. Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of two to seven years for machinery and equipment and three years for loaner equipment. Maintenance and repairs are expensed as incurred. Intangible assets consist of purchased technology and are amortized on a straight-line basis over their estimated useful lives of 17 years, the life of related patents. We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any impairment losses on long-term assets through March 31, 2006.
     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
     Valuation of Stock-Based Compensation. On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and director services and requires us to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance. Option or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.
     For purposes of calculating the stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. Stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes may materially impact our results of operations in the period such changes are made.
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

Results of Operations
Revenues
     Total revenues. Total revenues for the three months ended March 31, 2006, are summarized below.

	March 31,
	2006	2005	$ Change	% Change
Three months ended	$19,685	$13,272	$6,413	48%
     The increase in revenue in 2006 over 2005 is due primarily to the continued market acceptance of our products, including the products added to our product portfolio in 2005.
Cost of Goods Sold

	March 31,
	2006	2005	$ Change	% Change
Three months ended	$3,880	$2,627	$1,253	48%
% of revenue	20%	20%
     Cost of goods sold consists of purchased goods and overhead costs. The increase in cost of goods sold in total dollars in 2006 is due primarily to increased product sales, specifically the related material costs.
     Cost of goods sold as a percentage of total revenues has remained consistent over the periods presented. In general, MAS products have a higher margin than our classic fusion products. Our overall cost of goods sold and gross profit are subject to fluctuation based on the mix between MAS and classic fusion products.
Operating Expenses
     Sales, Marketing and Administrative.

	March 31,
	2006	2005	$ Change	% Change
Three months ended	$21,132	$11,981	$9,151	76%
% of revenue	107%	90%
     Sales, marketing and administrative expenses consist primarily of compensation and commission costs for personnel engaged in sales, marketing and customer support functions, distributor commissions, employee related expenses for our administrative functions, third party professional service fees, and facilities and insurance expenses. The increase in sales, marketing and administrative expenses in the periods presented resulted primarily from (i) an increase in compensation, commission and other employee-related costs for our sales force, including distributors, of $4.2 million, from $5.7 million in the first three months of 2005 to $9.9 million for the first three months of 2006, as a result of increased revenue; (ii) an increase in compensation and other employee-related costs for administrative personnel and consulting of $828,000, from $1.6 million in the first three months of 2005 to $2.4 million in the first three months of 2006 to support company growth; (iii) an increase in stock-based compensation expense of $2.2 million, from $539,000 in the first three months of 2005 to $2.8 million for the first three months of 2006 as a result of the adoption of SFAS 123(R); (iv) an increase in royalty expenses of $360,000 as a result of increased revenue; (v) increase of company meetings costs of $384,000 related primarily to our annual sales conference held in the first quarter of 2006; (vi) an increase in surgeon-related costs of $206,000, from $477,000 in the first three months of 2005 to $683,000 in the first three months of 2006 related to additional surgeons trained; and (vii) an increase in depreciation expense of $251,000, from $160,000 in the first three months of 2005 to $410,000 in the first three months of 2006 related to our increased base of depreciable assets.

     We expect to increase the amounts we spend on sales, marketing and administrative activities for the foreseeable future. These increased amounts will be directed towards hiring direct sales agents and additional sales management training personnel, expanding and training our distribution channels, promoting awareness of our products and providing training to surgeons. These amounts will also be used to compensate our sales force, including both independent and direct sales agents, related to sales of our products and to provide incentive for our independent sales agents to exclusively sell our spine surgery products. As a percentage of revenue, we expect these costs to decrease over time. As we complete the transition to an exclusive sales force over the next quarter, we expect the incremental costs we incur to incentivize new and existing representatives to exclusively sell our products to decrease. Beginning in the fourth quarter of 2006, we expect sales force compensation to be relatively constant as a percentage of revenue. In addition, we expect to incur increased expense related to hiring additional administrative and support personnel and systems to support the planned growth of the Company.
     Research and Development.

	March 31,
	2006	2005	$ Change	% Change
Three months ended	$3,877	$2,559	$1,318	52%
% of revenue	20%	19%
     Research and development expenses consist primarily of product research and development, regulatory and clinical functions, and employee related expenses. The increases in research and development costs are primarily due to (i) an increase in compensation and other employee related expenses and consulting of $552,000, from $1.5 million in the first three months of 2005 to $2.0 million for the first three months of 2006 due primarily to increased headcount; (ii) an increase in lab supplies and equipment expenses of $268,000, from $575,000 in the first three months of 2005 to $843,000 for the first three months of 2006, both to support the development of new products in all product lines; and (iii) an increase in stock-based compensation expense of $412,000, from $400,000 in the first three months of 2005 to $812,000 for the first three months of 2006 as a result of the adoption of SFAS 123(R).
     We expect to increase the amounts we spend on research and development activities for the remainder of 2006. These increased amounts will be directed towards hiring additional personnel and increased costs in support of the development of next generation and new products.
Interest and Other Income, Net

	March 31,
	2006	2005	$ Change	% Change
Three months ended	$1,098	$340	$758	223%
% of revenue	6%	3%
     Interest and other income, net consists primarily of interest income. The increase in net interest income for the three months ended March 31, 2006 compared to the comparable period in 2005 is primarily due to interest earned on the investment of proceeds of $142.1 million received from our public offering completed in February 2006.
Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and director services and requires us to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for our share-based awards to employees and directors using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance.

     Through December 31, 2005, we recorded deferred stock-based compensation for certain options granted during 2003 and 2004, of $771,000 and $7,791,000, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with our initial public offering. Amortization of deferred stock-based compensation through December 31, 2005, net of terminations, was $7.2 million. Upon adoption of SFAS 123(R), the unamortized balance of deferred compensation of $1.2 million at December 31, 2005 was been reclassified to additional paid in capital in our consolidated balance sheet. Future compensation expense related to these options will be included as a component of stock-based compensation included in our statement of operations.
     We have elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (i) any share-based awards granted to employees and directors through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and (ii) any share-based awards granted to employees and directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for the first three months of 2006:

Three Months
Ended March 31,
(in thousands, except per share amounts)	2006
Sales, marketing and administrative expense	$2,789
Research and development expense	812

Stock-based compensation expense	$3,601

Effect on basic and diluted net loss per share	$0.12

     Stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of March 31, 2006, there was $ 14.4 million of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of approximately two years.
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of March 31, 2006, we had an accumulated deficit of approximately $116.9 million. We have not yet achieved profitability, and anticipate we will continue to incur net losses for the foreseeable future. We expect our, sales, marketing and administrative and research and development expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million. In May 2004, we closed our initial public offering, resulting in proceeds to us, net of underwriting fees and offering costs, of approximately $68.1 million. On February 7, 2006, we completed the sale of 7,829,120 shares of our common stock resulting in net proceeds of approximately $142.1 million.
     Cash, cash equivalents and short-term investments was $155.3 million at March 31, 2006 and $19.5 million at December 31, 2005. The increase was due primarily to the net proceeds from our sale of common stock in February 2006 of $142.1 million, offset by cash used to fund our operations of $4.7 million. The net proceeds from the secondary offering were invested primarily in short-term debt instruments of the U.S. government and its agencies and in high quality corporate issuers.
     Net cash used in operating activities was $4.7 million in the first three months of 2006 compared to $2.3 million in the first three months of 2005. The increase of net cash used in operating activities of $2.4 million was primarily due to increased inventory and other purchases as a result of, and to support, company growth.

     Net cash used by investing activities was $42.6 million in the first three months of 2006 compared to $10.0 million provided by investing activities in the first three months of 2005. The increase in net cash used in investing activities is primarily due the investment $43.6 million of the net proceeds from our sale of common stock in February 2006 in instruments with initial maturities in excess of 90 days, offset by a decrease in purchases of property and equipment of $2.3 million in the first quarter of 2006 compared to the first quarter of 2005.
     Net cash provided by financing activities was $142.5 million in the first three months of 2006 compared to $97,000 in the first three months of 2005. The increase in 2006 is primarily due to the net proceeds from the sale of common stock in February 2006.
     We believe our current cash and cash equivalents together with our short-term investments will be sufficient to meet our projected operating requirements for at least the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities. While changes in our interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of income until the investment is sold or if a reduction in fair value is determined to be a permanent impairment.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2006. Based on such evaluation, our management has concluded as of March 31, 2006, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we are involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. This litigation is still ongoing. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege the following causes of action: (i) negligence, (ii) fraud by Intentional Misrepresentation, (iii) negligent misrepresentation, and (iv) Fraud by Concealment.
     Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.
     In addition, we are subject to a legal action that has arisen in connection with our transition to an exclusive sales force. One former independent distributor of our products, Synergy Orthopedic Products, LLC, has filed a claim for damages with respect to our termination of our business relationship with it. This case was filed on December 20, 2005, in the Superior Court of California, County of Orange, and alleges breach of contract. We intend to vigorously defend ourselves against the claims contained in this complaint and we believe that we acted within the relevant law in terminating our relationship with the plaintiff. Although the outcomes of this lawsuit cannot be determined with certainty, we believe that the ultimate outcome will not have a significant adverse effect on our business, financial condition or results of operations.
     We recently settled our litigation with nuSpine Medical Technologies, Inc., which had been pending in the Franklin County Common Pleas Court, Columbus, Ohio. The settlement was not material to our business. The case has been dismissed with prejudice.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation

3.2(1)	Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvasive, Inc.

Date: May 10, 2006	By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Kevin C.O’ Boyle
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation

3.2(1)	Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.