Form 10-Q
period 2006-06-30
NUVASIVE INC
filed 2006-08-08
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐     No ☑
     As of July 31, 2006, there were 33,233,146 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$102,060	$12,545
Short-term investments	41,450	6,945
Accounts receivable, net	13,745	11,662
Inventory, net	16,052	11,870
Prepaid expenses and other current assets	2,315	1,496

Total current assets	175,622	44,518
Building, property and equipment, net of accumulated depreciation	23,259	17,974
Intangible assets, net of accumulated amortization	8,725	8,894
Other assets	295	104

Total assets	$207,901	$71,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,266	$6,102
Accrued payroll and related expenses	5,280	5,587
Development milestone payable	10,500	—

Total current liabilities	25,046	11,689
Long-term liabilities	1,385	1,665
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 70,000 shares authorized, 33,215 and 25,106 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	33	25
Additional paid-in capital	316,828	168,143
Deferred compensation	—	(1,195)
Accumulated other comprehensive loss	(10)	(32)
Accumulated deficit	(135,381)	(108,805)

Total stockholders’ equity	181,470	58,136

Total liabilities and stockholders’ equity	$207,901	$71,490

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$22,724	$15,204	$42,409	$28,476
Cost of goods sold	5,087	3,178	8,967	5,805

Gross profit	17,637	12,026	33,442	22,671

Operating expenses:
Sales, marketing and administrative	23,270	13,578	44,402	25,559
Research and development	4,174	2,903	8,051	5,462
Development milestone expense	10,500	—	10,500	—

Total operating expenses	37,944	16,481	62,953	31,021
Interest and other income, net	1,837	345	2,935	685

Net loss	$(18,470)	$(4,110)	$(26,576)	$(7,665)

Net loss per share:
Basic and diluted	$(0.56)	$(0.17)	$(0.85)	$(0.32)

Weighted average shares—basic and diluted	33,113	24,090	31,394	24,006

Stock-based compensation is included in operating expenses in the following categories: (1)
Sales, marketing and administrative	$2,481	$454	$5,270	$993
Research and development	741	451	1,553	851

	$3,222	$905	$6,823	$1,844

(1)	As a result of the adoption of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment, stock-based compensation for the 2006 period is not comparable to stock based compensation for the 2005 period. See Note 6 for a discussion of the impact of the adoption of this Statement of Financial Accounting Standards.
See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating activities:
Net loss	$(26,576)	$(7,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,545	1,555
Stock-based compensation	6,823	1,844
Write-off of NuVasive assets in connection with the acquisition of RSB Spine LLC	—	497
Write off of inventory in connection planned 2006 product introductions and enhancements	343	—
Other non-cash adjustments	930	134
Changes in operating assets and liabilities:
Accounts receivable	(2,157)	(2,301)
Inventory	(5,333)	(3,786)
Prepaid expenses and other current assets	(819)	(518)
Accounts payable and accrued liabilities	3,158	1,439
Accrued payroll and related expenses	(307)	470
Development milestone payable	10,500	—

Net cash used in operating activities	(9,893)	(8,331)

Investing activities:
Cash paid for acquisition of RSB Spine LLC	—	(3,800)
Purchases of property and equipment	(8,561)	(6,931)
Sales of short-term investments	10,950	56,930
Purchases of short-term investments	(45,455)	(41,944)
Other assets	(291)	—

Net cash (used in) provided by investing activities	(43,357)	4,255

Financing activities:
Payment on long-term liabilities	(300)	(18)
Issuance of common stock under employee stock plans	1,019	707
Issuance of common stock in secondary offering	142,046	—

Net cash provided by financing activities	142,765	689

Increase (decrease) in cash and cash equivalents	89,515	(3,387)
Cash and cash equivalents at beginning of period	12,545	8,560

Cash and cash equivalents at end of period	$102,060	$5,173

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar and cervical spine fusion. The principal product offering includes a minimally invasive surgical platform called Maximum Access Surgery, or MAS™, as well as classic fusion implants. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines (i) NeuroVision®, a nerve avoidance system, (ii) MaXcess®, a minimally invasive surgical system, and (iii) specialized implants.
     The Company loans its NeuroVision systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures and places NeuroVision, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company also sells a small quantity of MAS instrument sets, MaXcess, and NeuroVision systems to hospitals for use in surgery. The classic fusion portfolio includes a range of internal fixation products and bone allografts in the Company’s patented saline packaging. Implants and disposables are sold and shipped from the Company’s facility or from limited disposable inventories stored at distributors’ sites.
     The Company also focuses significant efforts on a research and development pipeline emphasizing both MAS and motion preservation products such as mechanical total disc replacement (Cerpass™) and elastomeric total disc replacement (NeoDisc™).
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
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in NuVasive, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
     Certain reclassifications to prior period information have been made for consistent presentation. In the first quarter of 2006, the Company reclassified revenue related to freight charges, net of reserves on such revenue. Such amounts historically were recorded as an offset from sales, marketing and administrative expense, and now are recorded as revenue on the statement of operations in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Freight revenue in the periods presented is as follows (in thousands):

	June 30,
(in thousands)	2006	2005

Three months ended	$363	$168
Six months ended	555	376

     Prior to 2006, stock compensation expense was disclosed in the statement of operations as a separate element of operating expense. In 2006, stock compensation expense is included in total operating expense for the related department.
     Prior year revenue and expenses have been reclassified to conform to these presentation changes.
3.	Allowances
     The balances of the allowances for doubtful accounts and excess and obsolete inventory are as follows:

(in thousands)	June 30, 2006	December 31, 2005

Allowance for doubtful accounts	$687	$613
Allowance for excess and obsolete inventory	2,483	1,332

	$3,170	$1,945

4.	Net Loss Per Share
     NuVasive computes net loss per share using a weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchase. Since NuVasive has experienced losses for all periods presented, net loss per share excludes the effect of approximately 4.3 million and 3.1 million stock options outstanding at June 30, 2006 and 2005, respectively, because such options are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net loss	$(18,470)	$(4,110)	$(26,576)	$(7,665)

Denominator:
Weighted average common shares	33,140	24,185	31,418	24,101
Weighted average unvested common shares subject to repurchase	(27)	(95)	(24)	(95)

Denominator for basic and diluted net loss per share	33,113	24,090	31,394	24,006

Basic and diluted net loss per share	$(0.56)	$(0.17)	$(0.85)	$(0.32)

5.	Comprehensive Loss
     Comprehensive loss as defined by SFAS No. 130, Reporting Comprehensive Income, consists primarily of unrealized losses on cash equivalents and short-term investments and are immaterial to the results of operations for the periods presented.
6.	Stock Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and non-employee director services and requires the Company to expense the estimated fair value of these awards over the requisite employee service period. The Company has no awards with market or performance conditions. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based awards to employees and directors using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance.

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
     The Company has elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (i) any share-based awards granted to employees and non-employee directors through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and (ii) any share-based awards granted to employees and non-employee directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
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
     For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options using a Black-Scholes option-pricing model which is consistent with the model used for pro forma disclosures under SFAS 123 prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options is based on historical experience. In addition, in accordance with SFAS 123(R) share-based compensation expense recognized in the statement of operations in 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     The assumptions used to estimate the fair value of (i) stock options granted for the three- and six-month periods ended June 30, 2006 and 2005 and (ii) stock purchase rights under the Employee Stock Purchase Plan (ESPP) for the three and six months ended June 30, 2006 are as follows:

	Three and Six Months Ended	Three and Six Months Ended
	June 30, 2006	June 30, 2005
	Actual	Pro Forma
Stock Options
Volatility	65%	60%
Expected term (years)	2.5 to 4.5	5.0
Risk free interest rate	4.5 to 5.1%	3.9%
Expected dividend yield	0%	0%
ESPP (1)
Volatility	65%	N/A
Expected term (years)	0.5
Risk free interest rate	5.0%
Expected dividend yield	0.0%

(1) The ESPP was not material in periods prior to 2006.

     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Sales, marketing and administrative expense	$2,481	$454	$5,270	$993
Research and development expense	741	451	1,553	851

Stock-based compensation expense	$3,222	$905	$6,823	$1,844

Effect on basic and diluted net loss per share	$0.10	$0.04	$0.22	$0.08

     Stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of June 30, 2006, there was $15.7 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The total intrinsic value of options exercised in the periods presented was as follows:

	June 30,
(in thousands)	2006	2005

Three months ended	$1,756	$1,578
Six months ended	3,773	2,447
     The following table illustrates the effect on net losses as if the Company had applied the fair value recognition provisions of SFAS 123 to determine stock-based compensation for the 2005 periods presented:

	Three Months	Six Months Ended
(in thousands, except per share amounts)	Ended June 30, 2005	June 30, 2005

Net loss as reported	$(4,110)	$(7,665)
Add: Stock-based compensation included in net loss	905	1,844
Deduct: Stock-based employee and director compensation expense determined under fair value method for all awards	(1,083)	(2,243)

Pro forma net loss	$(4,288)	$(8,064)

Basic and diluted net loss per share as reported	$(0.17)	$(0.32)

Basic and diluted pro forma net loss per share	$(0.18)	$(0.34)

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
     In April 2004, the board of directors replaced the 1998 Plan with the 2004 Equity Option/Stock Issuance Plan (the 2004 Plan) under which 800,000 shares (plus the remaining shares available for grant under the 1998 Plan) of the Company’s common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 4,000,000 shares; or (iii) a number of shares determined by the board of directors. On each of January 1, 2005 and January 1, 2006, the number of shares available for grant under the 2004 Plan was increased by four percent of the then outstanding shares.

     The 2004 Plan provides for the grant of options to the Company’s directors, officers, employees and consultants. The 2004 Plan provides for the grant of incentive and nonstatutory stock options and rights to purchase stock to employees, directors or consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. The vesting of all stock options is subject to acceleration as follows: in the event of a change of control of the company, 50% of all unvested options will immediately vest, and the remainder of a particular option holder’s options will also vest if such person is involuntarily terminated within one year following such change of control.
     Also in April 2004, the board of directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the board of directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. On each of January 1, 2005 and January 1, 2006, the number of shares available for grant under the ESPP was increased by one percent of the then outstanding shares.
     Following is a summary of stock option activity for the first and second quarters of 2006 under all stock option plans:

		Weighted
		Average
	Underlying	Exercise
(in thousands, except per share data)	Shares	Price

Outstanding at December 31, 2005	3,270	$8.27
Granted	1,289	$18.33
Exercised	(234)	$2.46
Canceled	(57)	$15.19

Outstanding at June 30, 2006	4,268	$11.51

Aggregate Intrinsic Value of Options Outstanding as of June 30, 2006	$29,126

Options Exercisable as of June 30, 2006	1,776	$6.58

Aggregate Intrinsic Value of Options Exercisable as of June 30, 2006	$20,745

     The weighted-average fair value of options granted in the three- and six-month periods ended June 30, 2006, was $9.37 and $9.62, respectively. The aggregate intrinsic value of options exercisable at June 30, 2006 is based on the Company’s closing stock price on June 30, 2006. The Company received $141,000 and $576,000 in proceeds from the exercise of stock options during the three- and six-month periods ended June 30, 2006, respectively.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

		Options Outstanding		Options Exercisable
		Weighted-
		Average
(shares in thousands)		Remaining	Weighted		Weighted
Range of Exercise	Number	Contractual	Average	Number	Average
Prices	of Shares	Life (in years)	Exercise Price	of Shares	Exercise Price
$0.25 to $0.63	408	6.10	$0.59	343	$0.59
$0.75 to $3.75	858	7.48	$3.60	637	$3.60
$9.41 to $10.75	908	7.80	$9.82	580	$9.78
$10.90 to $17.96	952	9.08	$16.40	138	$14.79
$17.99 to $21.40	1,142	9.50	$18.63	78	$18.99

$0.25 to $21.40	4,268	8.31	$11.51	1,776	$6.58

     Common Stock Reserved for Future Issuance. The following table summarizes common shares reserved for issuance at June 30, 2006 on exercise or conversion of (in thousands):

Convertible preferred stock warrants	9
Common stock options:
Issued and outstanding	4,268
Available for future grant	188
Available for issuance under Employee Stock Purchase Plan	462

Total shares reserved for future issuance	4,927

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and in our Annual Report on Form 10-K for the year ending December 31, 2005. We do no intend to update these forward looking statements to reflect future events or circumstances.
Overview
     Background. We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused on applications for lumbar and cervical spine fusion, as well as dynamic stabilization. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS™, as well as classic fusion implants comprised of internal fixation products and bone allografts in our patented saline packaging. Our products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. As of June 30, 2006, we have trained over 1,000 surgeons in the use of our products.
     Since inception, we have been unprofitable. As of June 30, 2006, we had an accumulated deficit of $135.4 million.
     Revenues. From inception to June 30, 2006, we have recognized $180.9 million in revenue from sales of our products. Our revenues are derived from the sale of medical products in two principal product categories:
     MAS. Our MAS platform combines three categories of our product offerings:
        •   NeuroVision®— a proprietary software-driven nerve avoidance system;
        •   MaXcess®— a unique split-blade design retraction system providing enhanced surgical access to the spine; and
        •   Specialized implants, like our SpheRx® pedicle screw system, CoRoent® suite of products and ExtenSure™ dynamic stabilization and fusion system.
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
     Our implants and disposables are currently sold and shipped from our San Diego facility or from limited disposable inventories stored at our distributors’ sites. Beginning in the fourth quarter of 2006, we will also ship product from our new facility in Memphis, Tennessee. We invoice hospitals a fee for using certain instruments and for any disposables or implants upon receiving notice of product use or implantation. For NeuroVision, we generally place the system in hospitals free of charge and allow it to remain on-site provided the hospital orders a minimum monthly quantity of our nerve avoidance disposable products. In addition, we have a program pursuant to which we loan, from a pool of fixed assets, NeuroVision, MaXcess and surgical instrument sets to hospitals without charge to support individual surgical procedures.
     Sales and Marketing. Substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent agencies and our own sales personnel. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. The commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Our exclusive sales force consists of independent exclusive distributors and directly-employed Area Business Managers. We expect to continue to incur higher costs in the third quarter of 2006 associated with this transition.
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
     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers. As a result of this review, the allowance is adjusted on a specific identification basis. Increases to the allowance for doubtful accounts result in a corresponding expense. We maintain a relatively large customer base that mitigates the risk of concentration with one customer. However, if the overall condition of the healthcare industry were to deteriorate, or if the historical data used to calculate the allowance provided for doubtful accounts does not reflect our customer’s future failure to pay outstanding receivables, significant additional allowances could be required.
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

     A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to the end of their anticipated useful lives. If we introduce new products or next-generation products prior to the end of the useful life of a prior generation, we may be required to dispose of existing inventory and related capital instruments and/or write off the value of the these assets. We have recorded charges of $853,000 in the second quarter of 2006 related to the planned third quarter of 2006 introduction of next-generation products. These charges are more fully described below under the caption “Cost of Goods Sold”.
     Long Term Assets. Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for machinery and equipment and three years for loaner instruments. In June 2006, we acquired land and a building in Memphis, Tennessee for use as a warehouse and distribution facility. We will depreciate the building over a period of 20 years. Maintenance and repairs are expensed as incurred. Intangible assets consist of purchased technology and are amortized on a straight-line basis over their estimated useful lives of 17 years, the life of related patents.
     We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any impairment losses on long-term intangible assets through June 30, 2006.
     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
     Valuation of Stock-Based Compensation. On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and non-employee director services and requires us to expense the estimated fair value of these awards over the requisite service period. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance. Option or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.
     For purposes of calculating the stock-based compensation, we estimate the fair value of stock options using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. Stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes, if any, may materially impact our results of operations in the period such changes are made.
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

Results of Operations
Revenues
     Total revenues. Total revenues for the three and six months ended June 30, 2006, are summarized below.

	June 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$22,724	$15,204	$7,520	49%
Six months ended	$42,409	$28,476	$13,933	49%
     The increase in revenue in 2006 over 2005 is due primarily to the continued market acceptance of our products, as well as the impact of the products added to our product portfolio in 2005 and early 2006.
Cost of Goods Sold

	June 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$5,087	$3,178	$1,909	60%
% of revenue	22%	21%
Six months ended	$8,967	$5,805	$3,162	54%
% of revenue	21%	20%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments. The increase in cost of goods sold in total dollars and as a percent of revenue in 2006 is due to increased product sales, specifically the related material costs, and to the increased depreciation charges in the second quarter of 2006 as described below.
     In the second quarter of 2006, we launched our Gradient Plus™ cervical plate product. In connection with this launch, certain inventory and instrumentation have been rendered obsolete for which we recorded charges in the second quarter of 2006 of $126,000 and $142,000, respectively. These charges are included in cost of goods sold in the accompanying statements of operations for the three- and six-month periods ended June 30, 2006.
     In the third quarter of 2006, we plan to launch our next-generation MaXcess and SpheRx products. In connection with these launches, certain inventory and instruments will become obsolete as of the launch date. As a result, we have reduced the useful life of such instruments to end on the respective launch dates and we incurred incremental depreciation expense in the second quarter of 2006 of $368,000. In addition, we wrote-off $217,000 of related inventory which is obsolete. The obsolescence charge and incremental depreciation are included in cost of goods sold in the accompanying statements of operations for the three and six months ended June 30, 2006. We expect to incur incremental depreciation expense in the third quarter of 2006 of $278,000.
     In general, MAS products have a higher margin than our classic fusion products. As a result, our overall cost of goods sold and gross profit are subject to fluctuation based on the mix between MAS and classic fusion products, but such fluctuation has lessened now that sales of MAS products represent a significant majority of our overall sales.

Operating Expenses
     Sales, Marketing and Administrative.

	June 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$23,270	$13,578	$9,692	71%
% of revenue	102%	89%
Six months ended	$44,402	$25,559	$18,843	74%
% of revenue	105%	90%
     Sales, marketing and administrative expenses consist primarily of compensation and commission costs for personnel engaged in sales, marketing and customer support functions, distributor commissions, employee related expenses for our administrative functions, third party professional service fees, and facilities and insurance expenses. The increase in sales, marketing and administrative expenses in the periods presented resulted primarily from (i) an increase in compensation, commission and other employee-related costs for our sales force, including distributors, of $4.4 million and $8.4 million for the three- and six-month periods ended June 30, 2006 respectively, compared to the same periods in 2005, primarily as result of our ongoing efforts related to sales force exclusivity and revenue growth; (ii) an increase in royalty expense of $640,000 and $1.2 million for the three- and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005, reflecting the revenue growth in all product lines; (iii) an increase in administrative personnel and consulting costs of $1.8 million and $2.6 million for the three- and six-month periods ended June 30, 2006 respectively, compared to the same periods in 2005, for additional personnel to support company growth; and (iv) an increase in stock-based compensation expense of $2.0 million and $4.3 million for the three- and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005, as a result of the adoption of SFAS 123(R).
     In June 2006, we purchased a warehouse and distribution facility in Memphis, Tennessee for a total purchase price of approximately $3,000,000. The location of the facility will allow us to provide improved service to our customers. We expect to move substantially all of our distribution operations to this location in the third quarter of 2006.
     In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Our exclusive sales force consists of independent exclusive distributors and directly-employed Area Business Managers. We expect to continue to incur higher costs in the third quarter of 2006 associated with this transition.
     We expect to increase the overall amounts we spend on sales, marketing and administrative activities for the foreseeable future. In addition to the increased costs associated with the transition of our sales force to exclusivity, these increased amounts will be directed towards (i) hiring direct sales agents and additional sales management and training personnel; (ii) compensating our sales force, including both independent and direct sales agents, related to sales of our products; (iii) hiring additional administrative and support personnel and systems to support the planned growth of our Company; (iv) expanding and training our distribution channels; (v) promoting awareness of our products and (vi) providing training to surgeons. As a percentage of revenue, we expect these costs to decrease over time as we begin to see the synergies of investments we made (such as our sales force exclusivity transition).

     Research and Development.

	June 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$4,174	$2,903	$1,271	44%
% of revenue	18%	19%
Six months ended	$8,051	$5,462	$2,589	47%
% of revenue	19%	19%
     Research and development expenses consist primarily of product research and development, regulatory and clinical functions, and employee related expenses. The increases in research and development costs are primarily due to (i) an increase in compensation and other employee related expenses of $450,000, and $1.0 million for the three- and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005, primarily due to increased headcount to support our new product development and enhancement efforts; (ii) an increase in lab supplies and equipment expenses of $388,000, and $497,000 for the three- and six-month periods ended June 30, 2006 respectively, compared to the same periods in 2005, to support the development of new products in all product lines; and (iii) an increase in stock-based compensation expense of $290,000 and $702,000 for the three- and six-month periods ended June 30, 2006, respectively, compared to the same periods in 2005, as a result of the adoption of SFAS 123(R).
     We expect to increase the amounts we spend on research and development activities for the remainder of 2006. These increased amounts will be directed towards hiring additional personnel and increased costs in support of the development of next generation and new products. In addition, we expect patient enrollment for the NeoDisc trial to begin by the end of calendar 2006 and expect to incur additional costs related to these clinical trial activities beginning in the second half of 2006.
Development Milestone Expense
     In June 2006, we received conditional FDA approval of our Investigational Device Exemption to begin clinical trial enrollment for our NeoDisc cervical disc replacement device. This FDA approval was a development milestone under the agreement by which we acquired the underlying technology, and triggered a payment obligation by us of $10.5 million. The milestone expense is recorded in the statement of operations for the three and six months ended June 30, 2006.
Interest and Other Income, Net

	June 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$1,837	$345	$1,492	432%
% of revenue	8%	2%
Six months ended	$2,935	$685	$2,250	328%
% of revenue	7%	2%
     Interest and other income, net consists primarily of interest income. The increase in net interest income for the three and six months ended June 30, 2006 compared to the same periods in 2005 is primarily due to interest earned on the investment of proceeds of $142.1 million received from our public offering completed in February 2006.

Stock-Based Compensation
     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and non-employee director services and requires us to expense the estimated fair value of these awards over the requisite employee service period. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for our share-based awards to employees and directors using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance.
     Through December 31, 2005, we recorded deferred stock-based compensation for certain options granted during 2003 and 2004, of $771,000 and $7,791,000, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with our initial public offering. Amortization of deferred stock-based compensation through December 31, 2005, net of terminations, was $7.2 million. Upon adoption of SFAS 123(R), the unamortized balance of deferred compensation of $1.2 million at December 31, 2005 was reclassified to additional paid in capital in our consolidated balance sheet. Future compensation expense related to these options will be included as a component of stock-based compensation included in our statement of operations.
     We have elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (i) any share-based awards granted to employees and non-employee directors through, but not yet vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and (ii) any share-based awards granted to employees and non-employee directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for the first three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	June 30, 2006	June 30, 2006
Sales, marketing and administrative expense	$2,481	$5,270
Research and development expense	741	1,553

Stock based compensation expense	$3,222	$6,823

Effect on basic and diluted net loss per share	$(0.10)	$(0.22)

     Stock-based compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of June 30, 2006, there was $15.7 million of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of June 30, 2006, we had an accumulated deficit of approximately $135.4 million. We have not yet achieved profitability, and anticipate we will incur a net loss for the foreseeable future. We expect our, sales, marketing and administrative and research and development expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities.
     Cash, cash equivalents and short-term investments were $143.5 million at June 30, 2006 and $19.5 million at December 31, 2005. The increase was due primarily to the net proceeds from our sale of common stock in February 2006 of $142.1 million, offset by cash used to fund our operations of $9.9 million. The net proceeds from the secondary offering are invested primarily in short-term debt instruments of the U.S. government and its agencies and of high quality corporate debt issuers.
     Net cash used in operating activities was $9.9 million in the first six months of 2006 compared to $8.3 million used in the first six months of 2005. The increase of net cash used in operating activities is due primarily to the increased loss incurred during the 2006 period offset by the increase in short-term liabilities for the development milestone expense.
     Net cash used by investing activities was $43.4 million in the first six months of 2006 compared to $4.3 million provided by investing activities in the first six months of 2005. The increase in net cash used in investing activities of $47.6 million is primarily due to the investment of $34.5 million of the net proceeds from our sale of common stock in February 2006 in instruments with initial maturities in excess of 90 days and by an increase in purchases of property and equipment of $1.6 million in the first six months of 2006 compared to the first six months of 2005, offset by the cash paid in the acquisition of RSB Spine LLC in the second quarter of 2005.
     Net cash provided by financing activities was $142.8 million in the first six months of 2006 compared to $689,000 in the first six months of 2005. The increase in 2006 is primarily due to the net proceeds from the sale of common stock in February 2006.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2006. Based on such evaluation, our management has concluded as of June 30, 2006, the Company’s disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed other than as set forth below. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the United States or elsewhere, we will be unable to commercialize these products.
     Several investigational devices in our development pipeline, including our NeoDisc cervical disc replacement device, Cerpass cervical total disc replacement (TDR) and lateral lumbar TDR, will require premarket approval, or PMA, from the FDA. A PMA application must be submitted if the device cannot be cleared through the less rigorous 510(k) process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.
     As a result, to receive regulatory approval for NeoDisc, Cerpass or other devices requiring PMA approval, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory approval and, ultimately, the commercialization of that device.
We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control.
     As a company, we have limited experience in conducting clinical trials, demonstrated by the fact that all of our commercialized products to date have been cleared via 510(k). We recently received conditional approval of an Investigational Device Exemption (IDE) from the FDA to begin clinical trial enrollment of our NeoDisc cervical disc replacement device. In connection with this and other planned studies, we will rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our products. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, and we may be unable to obtain regulatory approval for, or successfully commercialize, our devices.
     Delays in the commencement or completion of clinical testing could significantly affect our product development costs. Delays in the clinical trial process may require us to engage additional clinical sites and extend our agreements with the third parties who monitor the clinical trials and collect and analyze data. Additionally, delays in the completion of, or the potential termination of, our clinical trials, will cause the commercial prospects for our investigational devices to be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a device.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 24, 2006. Our stockholders voted and approved the election of two Class II directors to hold office until the 2009 Annual Meeting of Stockholders or until their earlier resignation or removal. The directors elected and the votes cast were as follows:

Names of Directors Elected	Number of Shares Voted
	For	Withheld
Lesley H. Howe:	23,071,894	85,557
Peter L. Farrell, Ph.D.,AM:	23,071,894	85,557
     The following are the other members of our board of directors whose terms continued after the meeting: Jack R. Blair; James C. Blair, Ph.D.; Hansen Yuan, M.D.; and Alexis V. Lukianov.
     At the Annual Meeting, our stockholders also voted upon and ratified the Audit Committee’s selection of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, by the following vote:

	Number of Shares Voted
For	Against	Abstain
22,900,582	255,324	1,545
Item 5. Other Information
     At its meeting held on May 24, 2006, our board of directors clarified our historical policy regarding the treatment of unvested stock options in the event of a change of control of our company. The board made clear that the following policy has applied and continues to apply to all grants under all equity incentive plans, including the 2004 Equity Incentive Plan: in the event of a change of control, the vesting of 50% of all then unvested stock options will accelerate immediately; further, in the event an option holder’s employment is involuntarily terminated within 12 months following such change of control, all of such person’s remaining unvested stock options will immediately vest. The Compensation Committee of the board, at the same time, adopted a revised Notice of Grant of Stock Option (“Notice of Grant”) for use in connection with grants under our 2004 Equity Incentive Plan. This revised Notice of Grant, a copy of which is attached to this Quarterly Report as Exhibit 10.1, sets forth the conditions under which the vesting of stock options will accelerate in the event of a change of control of our company.
     We recently entered into a Separation Agreement and General Release (the “Separation Agreement”) with James Skinner, an officer of our company. The Separation Agreement was effective as of August 8, 2006. The Separation Agreement provides that Mr. Skinner’s resignation from our company will be effective on August 15, 2006. The Separation Agreement also provides that Mr. Skinner will receive severance payments through the remainder of 2006 (at his regular salary rate) and stock option vesting through the remainder of 2006 will be accelerated. To receive these benefits, Mr. Skinner must comply with non-competition, non-solicitation and confidentiality restrictions. A copy of the Separation Agreement is attached to this Quarterly Report as Exhibit 10.2.
     In June 2006, we received conditional approval of an Investigational Device Exception, or IDE, from the FDA to begin clinical trial enrollment relating to our NeoDisc cervical disc replacement device. IDE approval for NeoDisc was a defined development milestone pursuant to the agreement pursuant to which we acquired the NeoDisc technology from Pearsalls Limited in August 2005. In connection with the achievement of this milestone, we have accrued (but not yet paid) a $10.5 million payment to Pearsalls Limited.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

10.1	Notice of Grant of Stock Option under 2004 Equity Incentive Plan

10.2	Separation Agreement and General Release between NuVasive and James Skinner, effective as of August 8, 2006

10.3 (2)	Earnest Money Contract and Agreement, dated May 26, 2006, between NuVasive and New York Life Insurance Company

10.4 (2)	Employment Agreement, dated July 19, 1999, as amended on January 20, 2004 and May 23, 2006, between NuVasive and Alexis V. Lukianov

10.5 (2)	Employment Agreement, dated January 20, 2004, as amended on May 23, 2006, between NuVasive and Keith C. Valentine

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(2)	Incorporated by reference to our current report on form 8-K filed with the Securities and Exchange Commission on May 30, 2006

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvasive, Inc.
Date: August 8, 2006	By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

10.1	Notice of Grant of Stock Option under 2004 Equity Incentive Plan

10.2	Separation Agreement and General Release between NuVasive and James Skinner, effective as of August 8, 2006

10.3 (2)	Earnest Money Contract and Agreement, dated May 26, 2006, between NuVasive and New York Life Insurance Company

10.4 (2)	Employment Agreement, dated July 19, 1999, as amended on January 20, 2004 and May 23, 2006, between NuVasive and Alexis V. Lukianov

10.5 (2)	Employment Agreement, dated January 20, 2004, as amended on May 23, 2006, between NuVasive and Keith C. Valentine

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(2)	Incorporated by reference to our current report on form 8-K filed with the Securities and Exchange Commission on May 30, 2006

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.