Form 10-Q
period 2006-09-30
NUVASIVE INC
filed 2006-11-08
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     As of October 31, 2006, there were 33,814,209 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$52,361	$12,545
Short-term investments	68,581	6,945
Accounts receivable, net	15,028	11,662
Inventory, net	17,081	11,870
Prepaid expenses and other current assets	1,354	1,496

Total current assets	154,405	44,518
Property and equipment, net of accumulated depreciation	29,079	17,974
Intangible assets, net of accumulated amortization	8,581	8,894
Long-term investments	2,000	—
Other assets	366	104

Total assets	$194,431	$71,490

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,774	$6,102
Accrued payroll and related expenses	6,433	5,587

Total current liabilities	18,207	11,689
Long-term liabilities	1,392	1,665
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value; 70,000 shares authorized, 33,784 and 25,106 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	34	25
Additional paid-in capital	328,858	168,143
Deferred compensation	—	(1,195)
Accumulated other comprehensive loss	(28)	(32)
Accumulated deficit	(154,032)	(108,805)

Total stockholders’ equity	174,832	58,136

Total liabilities and stockholders’ equity	$194,431	$71,490

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$25,194	$15,310	$67,603	$43,786
Cost of goods sold	4,905	3,302	13,872	9,107

Gross profit	20,289	12,008	53,731	34,679
Operating expenses:
Sales, marketing and administrative	25,739	14,692	70,141	40,251
Research and development	5,454	3,159	13,505	8,621
In-process research and development	—	12,897	—-	12,897
NeoDisc technology costs	9,616	—	20,116	—

Total operating expenses	40,809	30,748	103,762	61,769
Interest and other income, net	1,869	264	4,804	949

Net loss	$(18,651)	$(18,476)	$(45,227)	$(26,141)

Net loss per share:
Basic and diluted	$(0.56)	$(0.74)	$(1.41)	$(1.08)

Weighted average shares—basic and diluted	33,281	24,940	32,033	24,263

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(45,227)	$(26,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,013	2,641
Stock-based compensation	10,166	2,455
Reserve recorded for obsolete inventory in connection with planned 2006 product introductions and enhancements	343	—
Write-off of NuVasive assets in connection with the acquisition of RSB Spine LLC	—	497
NeoDisc technology costs	8,060	—
In-process research and development	—	12,897
Allowances and other non-cash adjustments	1,303	907
Changes in operating assets and liabilities:
Accounts receivable	(3,460)	(3,031)
Inventory	(6,723)	(8,250)
Prepaid expenses and other current assets	142	(232)
Accounts payable and accrued liabilities	5,663	31
Accrued payroll and related expenses	846	1,161
Net cash used in operating activities	(22,874)	(17,065)
Investing activities:
Cash paid for acquisition of RSB Spine LLC	—	(3,800)
Acquisition of Pearsalls Limited technology assets	—	(5,000)
Purchases of property and equipment	(16,705)	(9,322)
Sales of short-term investments	31,925	77,530
Purchases of short-term investments	(93,561)	(42,947)
Purchases of long-term investments	(2,000)	—
Other assets	(362)	11

Net cash (used in) provided by investing activities	(80,703)	16,472
Financing activities:
Payments on long-term liabilities	(300)	(18)
Issuance of common stock under employee stock plans	1,647	1,067
Issuance of common stock in secondary offering	142,046	—

Net cash provided by financing activities	143,393	1,049

Increase in cash and cash equivalents	39,816	456
Cash and cash equivalents at beginning of period	12,545	8,560

Cash and cash equivalents at end of period	$52,361	$9,016

Supplemental disclosure of non-cash transactions:

Issuance of common stock in connection with NeoDisc technology costs	$8,060	$—
Issuance of common stock in connection with acquisition of Pearsalls Limited technology assets, RSB and Riverbend	$—	$12,270
See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar and cervical spine fusion. The principal product offering includes a minimally invasive surgical platform called Maximum Access Surgery, or MAS™, as well as classic fusion implants. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines (i) NeuroVision®, a nerve avoidance system, (ii) MaXcess®, a minimally invasive surgical access system, and (iii) specialized implants.
     The Company loans its surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, the Company places NeuroVision, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. These extended loan transactions historically represent less than 5% of the Company’s total stock of loaner surgical instruments. The Company also sells a small quantity of MAS instrument sets, MaXcess, and NeuroVision systems to hospitals for use in surgery. The classic fusion portfolio includes a range of internal fixation products and bone allografts in the Company’s patented saline packaging. Implants and disposables are sold and shipped from one of the Company’s facilities or from limited disposable inventories stored at distributors’ sites
     The Company also focuses significant efforts on a research and development pipeline emphasizing both MAS and motion preservation products such as total disc replacement.
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
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in NuVasive, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
     Certain reclassifications to prior period information have been made for consistent presentation. Beginning in the first quarter of 2006, the Company reclassified revenue related to freight charges, net of reserves on such revenue. Such amounts historically were recorded as an offset to sales, marketing and administrative expense, and now are recorded as revenue on the statement of operations in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Freight revenue in the periods presented is as follows (in thousands):

	September 30,
(in thousands)	2006	2005
Three months ended	$246	$176
Nine months ended	$801	$552

     Prior to 2006, stock compensation expense was disclosed in the statement of operations as a separate element of operating expense. In 2006, stock compensation expense is included in total operating expense for the related expense category.
     Prior year revenue and expenses have been reclassified to conform to these presentation changes.
3. Allowances
     The balances of the allowances for doubtful accounts and excess and obsolete inventory are as follows:

(in thousands)	September 30, 2006	December 31, 2005
Allowance for doubtful accounts	$707	$613
Allowance for excess and obsolete inventory	$2,843	$1,332
4. Net Loss Per Share
     NuVasive computes net loss per share using a weighted average number of common shares outstanding during the period and excluding the weighted average common shares subject to repurchase. Since NuVasive has experienced losses for all periods presented, net loss per share excludes the effect of approximately 4 million and 3 million stock options outstanding at September 30, 2006 and 2005, respectively, because such options are anti-dilutive. Therefore the number of shares calculated for basic net loss per share is also used for the diluted net loss per share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Numerator:
Net loss	$(18,651)	$(18,476)	$(45,227)	$(26,141)

Denominator:
Weighted average common shares	33,299	25,002	32,051	24,325
Weighted average unvested common shares subject to repurchase	(18)	(62)	(18)	(62)

Denominator for basic and diluted net loss per share	33,281	24,940	32,033	24,263

Basic and diluted net loss per share	$(0.56)	$(0.74)	$(1.41)	$(1.08)

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

     Through December 31, 2005, the Company had recorded deferred stock-based compensation for certain options granted during 2003 and 2004, of $771,000 and $7,791,000, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with the Company’s initial public offering. Deferred stock-based compensation was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28), over the vesting period of the related options, generally four years. Amortization of deferred stock-based compensation through December 31, 2005, net of terminations, was $7.2 million. Upon adoption of SFAS 123(R), the unamortized balance of deferred compensation of $1.2 million at December 31, 2005 was reclassified to additional paid in capital in the Company’s consolidated balance sheet. Future compensation expense calculated in accordance with SFAS 123(R) related to these options will be included as a component of stock-based compensation included in the Company’s statement of operations.
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
     For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model which is consistent with the model used for pro forma disclosures under SFAS 123 prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options is based on historical experience. In addition, in accordance with SFAS 123(R) share-based compensation expense recognized in the statement of operations in 2006 for award grants after January 1, 2006 is based on awards ultimately expected to vest and is reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     The assumptions used to estimate the fair value of (i) stock options granted for the three- and nine-month periods ended September 30, 2006 and 2005 and (ii) stock purchase rights under the Employee Stock Purchase Plan (ESPP) for the three and nine month periods ended September 30, 2006 are as follows:

	Three and Nine	Three and Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
	Actual	Pro Forma
Stock Options
Volatility	65%	60%
Expected term (years)	2.5 to 4.5	5.0
Risk free interest rate	4.5% to 5.1%	3.9% to 4.0%
Expected dividend yield	0.0%	0.0%

ESPP (1)
Volatility	65%	N/A
Expected term (years)	0.5
Risk free interest rate	5.0%
Expected dividend yield	0.0%

(1)	The ESPP was not material in periods prior to 2006.
     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Sales, marketing and administrative expense	$2,679	$350	$7,949	$1,112
Research and development expense	664	261	2,217	1,343

Stock-based compensation expense	$3,343	$611	$10,166	$2,455

Effect on basic and diluted net loss per share	$0.10	$0.02	$0.32	$0.10

     Stock-based compensation for stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of September 30, 2006, there was $11.7 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years. The total intrinsic value of options exercised in the periods presented was as follows:

	September 30,
(in thousands)	2006	2005
Three months ended	$2,589	$1,804
Nine months ended	$6,362	$4,252
     The following table illustrates the effect on net losses as if the Company had applied the fair value recognition provisions of SFAS 123 to determine stock-based compensation for the 2005 periods presented:

	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	September 30, 2005	September 30, 2005
Net loss as reported	$(18,476)	$(26,141)
Add: Stock-based compensation included in net loss	445	1,684
Deduct: Stock-based employee and director compensation expense determined under fair value method for all awards	(1,100)	(3,006)

Pro forma net loss	$(19,131)	$(27,463)

Basic and diluted net loss per share as reported	$(0.74)	$(1.08)

Basic and diluted pro forma net loss per share	$(0.77)	$(1.13)

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
     The 2004 Plan provides for the grant of incentive and nonstatutory stock options and rights to purchase stock to employees, directors or consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. The vesting of all stock options is subject to acceleration as follows: in the event of a change of control of the company, 50% of all unvested options will immediately vest, and the remainder of a particular option holder’s options will also vest if such person is involuntarily terminated within one year following such change of control. With respect to non-employee members of the Board of Directors, all unvested options immediately vest upon a change of control of the Company.
     Also in April 2004, the board of directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a number of shares determined by the board of directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. On each of January 1, 2005 and January 1, 2006, the number of shares available for grant under the ESPP was increased by one percent of the then outstanding shares.

     Following is a summary of 2006 stock option activity through September 30, 2006 under all stock option plans:

		Weighted
		Average
	Underlying	Exercise
(in thousands, except per share data)	Shares	Price
Outstanding at December 31, 2005	3,270	$8.26
Granted	1,323	$18.35
Exercised	(401)	$3.00
Canceled	(150)	$12.27

Outstanding at September 30, 2006	4,042	$11.92

Aggregate Intrinsic Value of Options
Outstanding as of September 30, 2006	$33,115

Options Exercisable as of September 30, 2006	1,853	$7.24

Aggregate Intrinsic Value of Options
Exercisable as of September 30, 2006	$23,847

     The weighted-average fair value of options granted in the three- and nine-month periods ended September 30, 2006, was $10.76 and $9.64, respectively. The aggregate intrinsic value of options exercisable at September 30, 2006 is based on the Company’s closing stock price on September 30, 2006. The Company received $628,000 and $1,204,000 in proceeds from the exercise of stock options during the three- and nine-month periods ended September 30, 2006, respectively.
     The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

		Options		Options Exercisable
		Outstanding
		Weighted-
		Average
		Remaining	Weighted		Weighted
(shares in thousands)	Number	Contractual	Average	Number	Average
Range of Exercise Prices	of Shares	Life (in years)	Exercise Price	of Shares	Exercise Price
$0.25 to $0.63	359	5.90	$0.60	321	$0.60
$0.75 to $3.75	723	7.22	$3.59	617	$3.61
$9.41 to $10.75	880	7.53	$9.83	619	$9.79
$10.90 to $17.96	946	8.83	$16.44	186	$15.25
$17.98 to $21.40	1,134	9.27	$18.67	110	$19.08

$0.25 to $21.40	4,042	8.12	$11.92	1,853	$7.24

     Common Stock Reserved for Future Issuance. The following table summarizes common shares reserved for issuance at September 30, 2006 on exercise or conversion of (in thousands):

Convertible preferred stock warrants	9
Common stock options:
Issued and outstanding	4,042
Available for future grant	254
Available for issuance under Employee Stock Purchase Plan	462

Total shares reserved for future issuance	4,767

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
Overview
     Background. We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused on applications for spine fusion as well as dynamic stabilization. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS™, as well as classic fusion implants comprised of internal fixation products and bone allografts in our patented saline packaging. Our products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. As of September 30, 2006, we have trained over 1,150 surgeons in the use of our products.
     We also have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In particular, we have a pivotal clinical study underway with respect to our NeoDisc cervical disc replacement device.
     Since inception, we have been unprofitable. As of September 30, 2006, we had an accumulated deficit of $154 million.
     Revenues. From inception to September 30, 2006, we have recognized $206.1 million in revenue from sales of our products. Our revenues are derived from the sale of medical products in two principal product categories:
     MAS. Our MAS platform combines three categories of our product offerings:
•	NeuroVision®— a proprietary software-driven nerve avoidance system;

•	MaXcess®— a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, like our SpheRx® pedicle screw system, CoRoent(R) suite of products and ExtenSure™ dynamic stabilization and fusion system.
     Classic Fusion. Our classic fusion revenues primarily consist of the sales of bone allograft, metal cage implants and fusion plates.
     The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. We loan our surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, we place NeuroVision, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. These extended loan transactions historically represent less than 5% of our total stock of loaner surgical instruments. Our implants and disposables are currently sold and shipped from our San Diego and Memphis facilities or from limited disposable inventories stored at our distributors’ sites. We invoice hospitals for disposables or implants used upon receiving notice of product use or implantation. In addition, we sell a small number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.

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

     A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to the end of their anticipated useful lives. If we introduce new products or next-generation products prior to the end of the useful life of a prior generation, we may be required to dispose of existing inventory and related capital instruments and/or write off the value of the these assets. We have recorded charges of $ $278,000 and $646,000 in the three- and nine-month periods ended September 30, 2006 related to the introduction of next generation products. These charges are more fully described below under the caption “Cost of Goods Sold”.
     Long Term Assets. Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for machinery and equipment and three years for loaner instruments. We own land and a building in Memphis, Tennessee that we use as a warehouse and distribution facility. The building is depreciated over a period of 20 years. Maintenance and repairs are expensed as incurred. Intangible assets consist of purchased technology and are amortized on a straight-line basis over their estimated useful lives of 17 years, the life of related patents.
     We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any impairment losses on long-term intangible assets through September 30, 2006.
     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
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
     For purposes of calculating the stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. Stock-based compensation related to stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs. These changes, if any, may materially impact our results of operations in the period such changes are made.

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
Results of Operations
Revenues

	September 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$25,194	$15,310	$9,884	65%
Nine months ended	$67,603	$43,786	$23,817	54%
     The increase in revenue in 2006 over 2005 is due primarily to (i) the continued market acceptance of our products; (ii) the impact of the products added to our product portfolio in 2005 and 2006; and (iii) the effect on overall sales of the completion of the transition of our sales force to exclusivity in the second quarter of 2006.
Cost of Goods Sold

	September 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$4,905	$3,302	$1,603	49%
% of revenue	20%	22%
Nine months ended	$13,872	$9,107	$4,765	52%
% of revenue	21%	21%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments. The increase in cost of goods sold in total dollars in 2006 is primarily due to increased product sales, which includes material costs, and increased depreciation expense of $1.2 million and $2.5 million for the three-and nine-month periods ended September 30, 2006 and 2005, respectively, for instruments placed in service.
     Cost of goods sold decreased or remained flat as a percentage of revenue in 2006 compared to 2005. During the three month period ended September 30, 2005, we recorded charges of $374,000 to cost of goods sold for additional inventory reserves, as well as a total of $574,000 for inventory write-offs and amortization related to the acquisition of assets from RSB Spine LLC.
     In the third quarter of 2006, we launched several new products and/or product enhancements, including the MaXcess III retractor system, next generation instrument sets for spine fusion procedures and three new radiolucent CoRoent® implants. In connection with these launches, certain instruments were rendered obsolete as of the launch date. As a result, we reduced the useful life of such instruments to end on the respective launch dates and incurred incremental depreciation expense in the three and nine months ended September 30, 2006 of $278,000 and $646,000, respectively, This incremental depreciation expense is included in cost of goods sold in the accompanying statements of operations for the respective periods.
     In general, MAS products have a higher margin than our classic fusion products. As a result, our overall cost of goods sold and gross profit are subject to fluctuation based on the mix between MAS and classic fusion products, but such fluctuation has lessened now that sales of MAS products represent a significant majority of our overall sales.

Operating Expenses
     Sales, Marketing and Administrative.

	September 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$25,739	$14,692	$11,047	75%
% of revenue	102%	96%
Nine months ended	$70,141	$40,251	$29,890	74%
% of revenue	104%	92%
     Sales, marketing and administrative expenses consist primarily of compensation; commission and training costs for personnel engaged in sales, marketing and customer support functions; distributor commissions; surgeon training costs; employee related expenses for our administrative functions; third party professional service fees; and facilities and insurance expenses. The increase in sales, marketing and administrative expenses in the periods presented resulted primarily from (i) an increase in compensation, commission and other employee-related costs for our sales force, including distributors, of $5.2 million and $14.3 million for the three- and nine-month periods ended September 30, 2006 respectively, compared to the same periods in 2005, primarily as result of our transition to sales force exclusivity and revenue growth; (ii) an increase in royalty expense of $175,000 and $1.4 million for the three- and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005, reflecting the revenue growth in all product lines; (iii) an increase in administrative personnel and consulting costs of $1.2 million and $3.9 million for the three- and nine-month periods ended September 30, 2006 respectively, compared to the same periods in 2005, for additional personnel to support company growth; and (iv) an increase in stock-based compensation expense of $2.3 million and $6.6 million for the three- and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005, as a result of the adoption of SFAS 123(R).
     In June 2006, we purchased a warehouse and distribution facility in Memphis, Tennessee for a total purchase price of approximately $3,000,000. The location of the facility will allow us to provide improved service to our customers. We moved substantially all of our distribution operations to this location in the third quarter of 2006.
     In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Our exclusive sales force consists of independent distributors and directly-employed Area Business Managers. As expected, we incurred higher costs in the third quarter of 2006 associated with this sales force transition. We anticipate that this trend will continue in the fourth quarter of 2006. In addition, we incurred costs in the third quarter of 2006 related to our attendance at the North American Spine Society conference and the launch of a number of products and product enhancements. On a long-term basis, as a percentage of revenue, we expect sales, marketing and administrative costs to decrease over time as we begin to see the synergies of investments we have made (such as our sales force exclusivity transition).
     Research and Development.

	September 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$5,454	$3,159	$2,295	73%
% of revenue	22%	21%
Nine months ended	$13,505	$8,621	$4,884	57%
% of revenue	20%	20%
     Research and development expenses consist primarily of product research and development, regulatory and clinical functions, and employee related expenses. In the third quarter of 2006, we launched a number of products and product enhancements, including next generation instrument sets for spine fusion procedures, MaXcess III retractor system, and new CoRoent systems, and we commenced patient enrollment in our NeoDisc clinical trial, all of which resulted in increased research and development costs. The increases in research and development costs are primarily due to (i) an increase in compensation and other employee related expenses of $986,000, and $2.0 million for the three- and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005, primarily due to increased headcount to support our new product development and enhancement efforts; (ii) an increase in lab supplies and equipment expenses of $683,000, and $1.2 million for the three- and nine-month periods ended September 30, 2006 respectively, compared to the same periods in 2005, to support the development of new products in all product lines; and (iii) an increase in stock-based compensation expense of $403,000 and $1.1 million for the three- and nine-month periods ended September 30, 2006, respectively, compared to the same periods in 2005, as a result of the adoption of SFAS 123(R).
     We expect to incur additional costs related to our NeoDisc clinical trial activities in the fourth quarter of 2006. However, on an overall basis, we expect to incur lower research and development costs for the fourth quarter of 2006.
NeoDisc Technology Costs
     In June 2006, we received conditional FDA approval of our Investigational Device Exemption to begin clinical trial enrollment for our NeoDisc cervical disc replacement device. This FDA approval was a development milestone under the agreement by which we acquired the underlying technology, and resulted in a payment obligation by us of $10.5 million. In September 2006, we entered into an agreement with Pearsalls Limited, the seller of the underlying technology, resulting in a total payment of $20.0 million in settlement of (i) the $10.5 million liability recorded in the second quarter of 2006; (ii) future contingent milestone payments of $21.0 million; and (iii) all future contingent royalty payments; all of which relate to NeoDisc and related technology. The terms of the agreement also render the manufacturing relationship for NeoDisc non-exclusive, giving NuVasive control over the manufacturing of NeoDisc, and effects the full transfer of intellectual property rights to NuVasive. The $20 million payment consisted of $12 million in cash and $8 million in NuVasive stock. The additional charge recorded in the third quarter of 2006 is $9.6 million, including transaction costs.
Interest and Other Income, Net

	September 30,
(dollars in thousands)	2006	2005	$ Change	% Change
Three months ended	$1,869	$264	$1,605	608%
% of revenue	7%	2%
Nine months ended	$4,804	$949	$3,855	406%
% of revenue	7%	2%
     Interest and other income, net consists primarily of interest income. The increase in net interest income for the three and nine months ended September 30, 2006 compared to the same periods in 2005 is primarily due to interest earned on the investment of proceeds of $142.0 million received from our public offering completed in February 2006.
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
     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for the first three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	September 30, 2006	September 30, 2006
Sales, marketing and administrative expense	$2,679	$7,949
Research and development expense	664	2,217

Stock based compensation expense	$3,343	$10,166

Effect on basic and diluted net loss per share	$(0.10)	$(0.32)

     Stock-based compensation related to stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of September 30, 2006, there was $11.7 million of unrecognized stock-based compensation expense which is expected to be recognized over a weighted-average period of approximately 1.3 years.
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of September 30, 2006, we had an accumulated deficit of approximately $154.0 million. We have not yet achieved profitability, and anticipate we will incur a net loss for the foreseeable future. Although we expect our sales, marketing and administrative and research and development expenses to gradually decrease as a percent of revenue over time, these expenses will continue to be significant and will grow as our business grows, requiring us to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities.
     Cash, cash equivalents and short-term investments were $120.9 million at September 30, 2006 and $19.5 million at December 31, 2005. The increase was due primarily to the net proceeds from our sale of common stock in February 2006 of $142.0 million, offset by cash used to fund our operations of $22.9 million. The net proceeds from the secondary offering are invested primarily in short-term debt instruments of the U.S. government and its agencies and of high quality corporate debt issuers.
     Net cash used in operating activities was $22.9 million in the first nine months of 2006 compared to $17.1 million used in the first nine months of 2005. The increase of net cash used in operating activities is due to the payment to Pearsalls Limited for the NeoDisc cervical disc replacement device and related technology of $12 million and the increased loss incurred during 2006.
     Net cash used by investing activities was $80.7 million in the first nine months of 2006 compared to $16.5 million provided by investing activities in the first nine months of 2005. The increase in net cash used in investing activities of $97.2 million is primarily due to (i) the net change in short term investment activities of $96.2 million; and (ii) an increase of $7.4 million in the 2006 period for purchases of loaner instruments related to the third quarter launches of MaXcess III and next generation instruments and property and equipment for our Memphis facility. These expenditure increases were offset by $8.8 million cash paid for the RSB Spine LLC and Pearsalls Limited acquisitions in the second quarter of 2005.

     Net cash provided by financing activities was $143.4 million in the first nine months of 2006 compared to $1.0 million in the first nine months of 2005. The increase in 2006 is primarily due to the net proceeds from our sale of common stock in February 2006.
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

Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2006. Based on such evaluation, our management has concluded as of September 30, 2006, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. This litigation is still ongoing. The complaints in these cases generally allege that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege negligence and emotional distress causes of action. We have now been dismissed as a defendant in these cases, but appeals questioning our dismissal are pending.
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
Item 2. Unregistered Sales of equity Securities and Use of Proceeds
The information contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006, is incorporated by reference into this Quarterly Report.
Item 5. Other Information
In September 2006, each of the following executive officers adopted a stock trading plan for trading in our common stock in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934: Alexis V. Lukianov, our Chairman and Chief Executive Officer; Keith Valentine, our President; Kevin C. O’Boyle, our Executive Vice President and Chief Financial Officer; Patrick Miles, our Senior Vice President, Marketing; Jonathan Spangler, our Vice President and Chief Patent Counsel; and G. Bryan Cornwall, our Vice President, Research and Development. Each of these individuals will file Forms 4 evidencing sales under their stock trading plan as required under Section 16 of the Securities Exchange Act of 1934.
This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by an insider while in possession of material nonpublic information. Consistent with Rule 10b5-1, our insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans.
Pursuant to the stock trading plan adopted by each officer, on a monthly basis depending on pre-determined price criteria, the stock trading plan administrator may sell shares currently held by the officer as follows: Mr. Lukianov, zero to 420,000 shares; Mr. Valentine, zero to 120,000 shares; Mr. O’Boyle, zero to 77,000 shares; Mr. Miles, zero to 120,000 shares; Mr. Spangler, zero to 29,500 shares; and Mr. Cornwall, zero to 30,000 shares.
Under each of these plans, the plan’s agent will undertake to sell specified numbers of shares each month if the stock trades above certain prearranged minimum prices. The individual stockholder will have no control over the timing of any sales under the plan and there is no assurance that any shares will be sold. Sales under the plans generally take effect in December 2006 upon the expiration of existing Rule 10b5-1 trading plans, and will continue for one year.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Amendment No. 1 to Asset Purchase Agreement, dated as of September 26, 2006, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.

3.1 (2)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

4.1(1)	Registration Rights Agreement Termination Agreement, dated as of September 26, 2006, by and between NuVasive, Inc. and Pearsalls Limited

10.1*#(1)	Amendment No. 1 to Exclusive Manufacturing Agreement and Services Agreement, dated as of September 26, 2006, by and between NuVasive, Inc. and Pearsalls Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	The Securities and Exchange Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (as indicated by asterisks). We have filed separately with the Commission an unredacted copy of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvasive, Inc.

Date: November 8, 2006	By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Amendment No. 1 to Asset Purchase Agreement, dated as of September 26, 2006, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.

3.1 (2)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

4.1(1)	Registration Rights Agreement Termination Agreement, dated as of September 26, 2006, by and between NuVasive, Inc. and Pearsalls Limited

10.1*#(1)	Amendment No. 1 to Exclusive Manufacturing Agreement and Services Agreement, dated as of September 26, 2006, by and between NuVasive, Inc. and Pearsalls Limited

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	The Securities and Exchange Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (as indicated by asterisks). We have filed separately with the Commission an unredacted copy of this exhibit.