Form 10-K
period 2006-12-31
NUVASIVE INC
filed 2007-03-15
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50744

NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0768598 (I.R.S. Employer Identification No.)

4545 Towne Centre Court, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code:
(858) 909-1800
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $596.8 million as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2006), based upon the closing sale price for the registrant’s common stock on that day as reported by the Nasdaq National Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.

There were 34,432,397 shares of the registrant’s common stock issued and outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

NuVasive, Inc.

Form 10-K for the Fiscal Year ended December 31, 2006

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, a market estimated to exceed $3.6 billion in the U.S. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAStm, as well as a growing offering of cervical and motion preservation products. Our currently-marketed products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. We focus significant research and development efforts on both MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine, (ii) cervical fixation products, and (iii) motion preservation products such as total disc replacement and nucleus-like cervical disc replacement. We dedicate significant resources toward training spine surgeons on our unique technology and products. As of December 31, 2006, we have conducted over 1,200 surgeon training sessions in the use of our products.

Our MAS platform combines three categories of our product offerings:

•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, like our SpheRx® pedicle screw system, and CoRoent® suite of implants.

We believe our MAS platform provides a unique and comprehensive solution for safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords direct visibility and avoidance of critical nerves. The fundamental difference between our MAS platform and what has been previously named MIS, or minimally invasive surgery, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them. Simply stated, the MAS platform does not force surgeons into reinventing approaches that add complexity and undermine safety, ease and efficacy. An important ongoing objective has been to maintain our #1 position in access and nerve avoidance, as well as being the leader and pioneer in lateral surgery. Our MAS platform, with the unique advantages provided by NeuroVision, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visibility and our NeuroVision system allows surgeons to avoid critical nerves. We believe that the procedures facilitated by our MAS platform reduce operating times, decrease trauma and blood loss, and lead to faster overall patient recovery times.

We also offer a suite of traditional spine surgery products, including a line of precision-machined cervical and lumbar allograft implants, a titanium surgical mesh system, and related instrumentation. Our line of bone allograft, in our patented saline packaging, is human bone that has been processed and precision shaped for transplant. We also offer fusion plates such as our SmartPlate Gradient CLP, a dynamic cervical plate that encompasses a gradient locking mechanism which gradually loads the screws based upon the anatomic requirements. This allows the plate to settle in concert with the settling of the allograft implant that occurs within the disc space over time, offering a better anatomical fit.

Our corporate headquarters are located in a 62,000 square foot, state-of -the-art facility in San Diego, California. This facility has a six-suite cadaver operating theatre designed to accommodate the training of spine surgeons. In 2006, we relocated our primary distribution and warehousing operations to a facility we purchased in Memphis, Tennessee. Our business requires overnight delivery of products and surgical instruments for almost all surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our new facility greatly enhances our ability to meet demanding delivery schedules and provide a greater level of customer service.

Recent Product Introductions

In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, marked our entrance into the growing motion preservation market and increased our revenue opportunities for each surgery performed using our products. We have also acquired complementary and strategic assets and technology. Our newly-launched products are exemplified by the following categories:

•	Implants — our implant products have historically focused on the lumbar spine; with our recent and planned product introductions, we will increasingly address the cervical and thoracic spine as well. These include:

•	SpheRx Pedicle Screw System — a pedicle screw system designed for a posterior approach, which has been enhanced with a “Dual Ball Rod” feature to allow for instrument-free compression of the vertebrae, thereby minimizing the incidence of tissue trauma associated with rod-overhang and effecting secure rod placement with minimal rod migration. Our redesigned SpheRx II Pedicle Screw System is currently in limited launch and should be widely available in 2007.

•	Lateral Plate — a fixation plate designed for placement through the same incision used in an XLIF procedure and that is, designed to perform the same fixation function as pedicle screws without the need for an additional incision.

•	SmartPlate Gradient PLUS — a cervical plating system that provides construct options (constrained, semi-constrained, or translational) that best satisfy the patient specific requirements. Whether using controlled translation that allows the plate to settle in concert with the eventual allograft implant or a fixed construct for trauma application, SmartPlate Gradient PLUS provides the benefit of intraoperative choice when selecting the construct that best satisfies patient need.

•	CoRoent Offering — designed in response to the demand from spine surgeons for implants with superior anatomical fit that are simple to position and align. The CoRoent family of products consists of multiple shapes and sizes, several designed to be inserted using a patented “Insert and Rotate” technique, which minimizes damage to the surrounding bone. Each of these CoRoent products is made of PEEK OPTIMA®, a biocompatible polymer commonly used in implantable devices.

•	Access — a key element of our MAS platform is the safe and customizable access it affords to the spine. The core of this offering is our MaXcess retractor system. We continue to maintain a competitive advantage through the introduction of products such as:

•	MaXcess retractor — we have launched two completely revised versions of our retractor system over the last 2 years, with the current version being MaXcess III. MaXcess III maintains the split-blade design of the original product and incorporates our NeuroVision nerve avoidance technology within the posterior retraction blade. MaXcess III also adds a removable fourth blade, which provides greater posterior surgical options and incorporates an improved tilted blade-locking mechanism.

•	MaXcess Micro-Access System — the smallest, lightest version of our MaXcess retractor systems, designed to provide access during posterior lumbar and cervical decompression surgeries. The MaXcess Micro-Access System adds more surgical applications to our MAS platform by enabling minimally disruptive maximum access approaches for lumbar stenosis decompression, foraminal discectomy and posterior cervical foraminotomy.

•	NeuroVision — the key ingredient for the XLIF procedure, NeuroVision utilizes proprietary technology and hunting algorithms to locate and avoid critical nerves during surgery. We continually advance and enhance the system, with new features such as:

•	MEP Technology — NeuroVision now incorporates motor evoked potentials, or MEP technology, for complete monitoring of nerve activity in the thoracic and cervical regions of the spine.

•	Remote Monitoring — NeuroVision has also been upgraded to allow for Remote Monitoring, providing the ability to monitor surgeries both intraoperatively and remotely, allowing for more efficient case coverage.

•	System upgrades — A software upgrade providing a new graphical user interface that allows for greater ease of use by the surgical staff. NeuroVision has also been given a new harness and dual electrodes, or redesigned connectors, to streamline the application of surface electrodes that relay muscle activity to the monitoring system.

We also made significant progress in 2006 on our research and development initiatives related to motion preservation. Our clinical trial for NeoDisctm began in the third quarter. The NeoDisc clinical trial is a prospective, randomized, controlled, multi-center clinical trial to evaluate the safety and efficacy of NeoDisc by comparing the outcomes of patients to traditional anterior cervical discectomy and fusion. Enrollment is fully underway in this clinical trial and we look forward to analyzing the data collected.

Our motion preservation product development efforts include our lateral access total disc replacement, or TDR, and our elastomeric lateral TDR, which is based on an embroidery design. We are anticipating filing Investigational Device Exemptions, or IDEs, in late 2007 and early 2008, respectively. Lastly, our cervical ceramic-on-ceramic TDR CerPass device remains in biomechanical testing and we expect to be in a position to file an IDE for its US clinical trial in the second half of 2007.

Our Strategy

Our objective is to become a leading provider of creative medical products that provide comprehensive solutions for the surgical treatment of spine disorders. We are pursuing the following business strategies in order to achieve this objective:

•	Establish our MAS Platform as a Standard of Care. We believe our MAS platform has the potential to become the standard of care for minimally invasive spine surgery as spine surgeons continue to adopt our products and recognize their benefits. We also believe that our MAS platform has the potential to dramatically improve the clinical results of minimally invasive spine surgery. We dedicate significant resources to educating spine surgeons on the clinical benefits of our products, and we intend to capitalize on patient demand for minimally disruptive surgical alternatives.

•	Continue to Introduce New Creative Products. One of our core competencies is our ability to develop and commercialize creative spine surgery products. In the recent past, we have introduced more than 20 new products and product enhancements. We have several additional products currently under development that will expand our presence in fusion surgery as well as provide a formidable entrance into the motion preservation market segment. All of this will be accomplished with an unwavering commitment to our MAS platform and building on our core technology. We believe that these additional products will allow us to generate, on average, greater revenues per spine surgery procedure while improving patient care.

•	Establish Exclusive Sales Force with Broad Reach. We believe that having a sales force dedicated to selling only our spine surgery products is critical to achieve continued growth across product lines, greater market penetration and increased sales. 2006 marked the completion of our transition to an exclusive sales force, and we are already seeing the benefits of that effort. Our sales force is achieving deeper penetration in our accounts and further establishing NuVasive as a technology leader in the spine industry. Our exclusive sales force is comprised partially of Area Business Managers, or ABMs, who are NuVasive shareowners (our employees) responsible for a defined territory. The remainder of the sales force are exclusive independent sales agents, each acting as our sole representative and selling only NuVasive spine products in a given territory.

•	Provide Tailored Solutions in Response to Surgeon Needs. Responding quickly to the needs of spine surgeons, which we refer to as Absolute Responsiveness®, is central to our corporate culture, critical to our success and, we believe, differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of and potential improvements to our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and a state-of -the-art cadaver operating theatre to provide clinical training and validate new ideas through prototype testing.

•	Selectively License or Acquire Complementary Spine Products and Technologies. In addition to building our company though internal product development efforts, we intend to selectively license or acquire complementary products and technologies. By acquiring complementary products, we believe we can leverage our expertise at bringing new products to market and provide additional selling opportunities for our sales force. We have acquired complementary and strategic assets, including cervical plate technology, which we re-launched as our SmartPlate Gradient CLP product, surgical embroidery technology, including the NeoDisc investigational nucleus-like cervical disc replacement, and our newly-acquired Formagraft® bone graft product for use in fusion surgeries. We will continue to be opportunistic in this regard as we seek to expand our market share.

Industry Background and Market

Back pain is the number one cause of healthcare expenditures in the United States, with a direct cost of more than $50 billion annually for diagnosis, treatment and rehabilitation. The U.S. market for lumbar and cervical spine fusion, the focus of our business, was estimated to be over $3 billion in 2006, growing to over $3.6 billion in 2007.

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

We believe the two principal factors contributing to spine surgeons’ slow adoption of minimally invasive alternatives are: (i) the limited or lack of direct access to and visibility of the surgical anatomy, as well as (ii) the associated complex instruments that have been required to perform these procedures. Most minimally invasive systems do not allow the surgeon to directly view the spine and provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most minimally invasive systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system.

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

Our MAS platform combines 3 product categories:  NeuroVision, MaXcess, and specialized implants. NeuroVision enables surgeons to navigate around nerves while MaXcess affords direct customized access to the spine for implant delivery. MaXcess also allows surgeons to use well-established traditional instruments in a minimally disruptive and less traumatic manner. We also offer a variety of specialized implants that enable sufficient structural support while conforming to the anatomical requirements of the patient.

Our products facilitate minimally disruptive spine applications of the following spine surgery procedures, among others:

•	Posterior lumbar fusion procedures in which the surgeon utilizes a direct or off-midline approach through the patient’s back;

•	Anterior lumbar fusion procedures in which the surgeon approaches the spine through the patient’s abdomen;

•	Cervical fusion procedures in which the surgeon approaches the spine through the patient’s neck.

•	Decompression, which is removal of a portion of bone over the nerve root or disc from under the nerve root to relieve pinching of the nerve; and

•	Procedures designed to correct and/ or stabilize the spine while simultaneously maintaining motion.

Importantly, our products also enable innovative procedures such as an XLIF. The XLIF procedure, which we developed with leading spine surgeons, allows surgeons to access the spine from the side of the patient’s body rather than from the front or back, which results in less operating time and reduced patient trauma and blood loss.

We believe procedures enabled by our MAS platform have significant benefits. A multi-center evaluation study of 145 XLIF procedures performed in 2003 and 2004 and subsequent single-surgeon reports presented at multiple meetings through 2006 support our belief that our MAS platform provides the following benefits:

•	Reduced Surgery Times. XLIF procedures utilizing our MAS platform, which we refer to as MAS XLIF, have averaged about 1 hour to perform which we believe is substantially shorter than it takes to perform an equivalent open procedure.

•	Reduced Hospital Stays. Hospital stays following a MAS XLIF procedure have averaged one to two days which we believe is substantially shorter than the hospital stays associated with an equivalent open procedure.

•	Reduced Pain and Recovery Times. Due to smaller incisions and less trauma and blood loss for the patient, we believe that the pain and recovery time for patients following a MAS XLIF procedure is significantly less than with an equivalent open procedure. In most cases, patients are walking the same day as surgery following a MAS XLIF.

MAS — NeuroVision

NeuroVision utilizes electromyography, or EMG, and proprietary software algorithms and graphical user interfaces to provide surgeons with an enhanced nerve avoidance system. Our system functions by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. We connect the instruments that surgeons use to a computer system that provides real time feedback during surgery. Our system analyzes and then translates complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. In addition, during a pedicle screw test, in which the integrity of the bone where the implant is placed is tested, if the insertion of a screw results in a breach of the bone, a red light and corresponding numeric value will result so that the surgeon may reposition the implant to avoid potential nerve impingement or irritation. If no breach of the bone occurs, a green light and corresponding numeric value will result. The initial application of NeuroVision, Screw Test with our INS-1® system, was cleared by the FDA in November 2000 and commercially launched in 2001.

Surgeons can dynamically link familiar surgical instruments to NeuroVision, thus creating an interactive set of instruments that enable the safe navigation of neural anatomy. This is accomplished using a clip that is attached to the instrument, effectively providing the benefits of NeuroVision through an instrument already familiar to the surgeon. The system’s proprietary software and easy to use graphical user interface enables the surgeon to make critical decisions in real time resulting in safer and faster procedures with the potential for improved patient outcomes. We have recently introduced significant enhancements to NeuroVision in the form of MEP technology, remote reading capability, a software upgrade and improved nerve monitoring capabilities.

MAS — MaXcess

Our MaXcess system consists of instrumentation and specialized implants that provide maximum access to the spine with minimal soft tissue disruption. MaXcess has a split blade design consisting of three blades that can be positioned to build the surgical exposure in the shape and size specific to the surgical requirements rather than the fixed tube design of other minimally invasive surgical systems. MaXcess’ split blade design also provides expanded access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a significantly smaller incision. The ability to use familiar instruments reduces the learning curve and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment. During the fourth quarter of 2004, we introduced an extension of our MaXcess product with our MaXcess-Micro Access System. This brings all of the benefits of minimally disruptive surgery to both the cervical spine for posterior application and the lumbar spine for decompression.

In 2005, we introduced MaXcess II, a second generation of our MaXcess retractor that incorporates NeuroVision within the posterior retraction blade, providing built-in nerve monitoring capabilities. MaXcess II features superior and inferior blades that “kick-out” at an angle to spread the tissue closest to the pathology point further than original MaXcess.

In 2006, we launched MaXcess III, our most advanced retractor system. MaXcess III is a further enhancement of the MaXcess and MaXcess II systems, with the addition of several features that improve access to the spine. MaXcess III maintains the split-blade design and continues to incorporate NeuroVision nerve avoidance technology within the posterior retraction blade. MaXcess III adds a removable fourth blade, which provides greater posterior surgical options and incorporates an improved tilted blade-locking mechanism.

MAS — Specialized Implants

We have a number of implants designed to be used with our MAS platform. These implants are used for interbody disc height restoration for fusion, partial vertebral body replacement and stabilization of the spine. These implants include our SpheRx and SpheRx DBR pedicle screw systems, our CoRoent family of unique implants for partial vertebral body replacement, precision-machined allograft, as well as numerous new implants currently under development.

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

Classic Fusion

We have developed a suite of traditional spine surgery products, which we refer to as classic fusion, including a line of precision-machined cervical and lumbar allograft implants, a titanium surgical mesh system, and related instrumentation. Allograft implant tissue is recovered from deceased human donors, which is processed into specified sizes and shapes and sterilized for implantation. Unlike other suppliers of allograft implants, our patented packaging process allows us to provide a ready-to-use structural graft eliminating the need for refrigeration and re-hydration. We package all of our allograft implants in a sterile saline solution. In addition, our allograft packaging and instrumentation are color-coded to assist the surgeon in selecting the proper size implant for use with the appropriate size instrument.

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

Development Projects

We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications. These devices are intended to allow surgeons to address a patient’s pain and dysfunction while maintaining normal range of motion and avoiding future adjacent level degeneration that can occur after spine fusion. Commercialization of these devices will require premarket approval rather than 510(k) clearance, including NeoDisc, which has recently been granted an Investigational Device Exemption and is undergoing a clinical trial. NeoDisc is a nucleus-like cervical disc replacement device designed to preserve motion in the cervical region of the spine and provide an alternative pre-surgical treatment and mechanical total disc replacement (TDR) or spinal fusion. The design has an elastomeric core with a novel embroidered jacket to envelop the core in a similar manner as the annulus with anterior fixation flanges which simulate the anterior longitudinal ligament. We believe that NeoDisc could be attractive for use in broad indications and pathologies because of the relatively simple surgical placement procedure and the easily revisable nature of the implant.

In addition to the motion preservation platform, we have many product development projects that are intended to broaden surgical application and increase fixation options for greater vertical integration of our MAS techniques. Additionally, we are expanding our cervical fixation product portfolio to provide for a comprehensive cervical offering that will include segmentation of both fixation and motion markets.

In January 2007, we also completed the acquisition of rights to a biologic product we call Formagraft. This synthetic bone void filler is designed to aid in bone growth with fusion procedures.

Research and Development

Our research and development efforts are primarily focused on developing further enhancements to our existing products, launching new product categories, as well as developing our total disc products. Our research and development staff consists of 30 shareowners, including four who hold Ph.D. degrees and three who hold other advanced degrees. Our research and development group has extensive experience in developing products to treat spine pathology; this group continues to work closely with our clinical advisors and spine surgeon customers to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs.

Sales and Marketing

We currently sell our products through a combination of independent sales agencies and direct sales representatives employed by us. We historically sold our products through independent sales agencies that were also free to promote the sale of competitive products. In 2006 we completed the process of transitioning to a sales force that is entirely exclusive to NuVasive in the sale of spine surgery products. Our efforts have resulted in a sales force comprised partially of sales professionals, who are NuVasive shareowners responsible for a defined territory. The remainder of the sales force consists of independent sales agents, each acting as our sole representative in a given territory. The determination of whether to engage an ABM or exclusive distributor is made on a territory by territory basis, with a focus on the candidate who brings the best skills, experience and contacts. Currently, the split between ABM’s and independent sales agents in our sales force is roughly equal. Our sales force is managed by a Senior Vice President of U.S. Sales and five Divisional Sales Directors, or DSDs. Each DSD is responsible for a portion of the United States and manages the ABMs and independent sales agents engaged in that territory.

The transition to an exclusive sales force was an investment that consumed significant management time and focus, but we believe it was critical to our continued growth. There are many reasons that we believe strongly in an exclusive sales force, none more important than having a sales force that is properly incentivized to sell our products across all product lines.

Surgeon Training and Education

NuVasive devotes significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our complimentary instruments and implants. We maintain a state-of-the-art cadaver operating theatre and training facility at our corporate headquarters to help promote adoption of our products. To date, we have trained more than 1,200 spine surgeons in the XLIF® technique and our other Maximum Access Surgery, or MAS platform products including: NeuroVision jjb, MaXcess and SpheRx DBR. NuVasive has also helped to create SOLAS, the Society of Lateral Access Surgery, a group of spine surgeons dedicated to the development and expanded application of lateral spine surgery techniques that offer significant patient benefits and improved clinical outcome through peer-to-peer communication, clinical education efforts, and research.

Manufacturing and Supply

We rely on third parties for the manufacture of our products and their components and servicing, and we do not currently maintain alternative manufacturing sources for some components of NeuroVision, MaXcess, and SpheRx, as well as some of our other finished goods products. We are in the process of identifying and qualifying alternative suppliers for our highest volume products to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program intended to ensure that all product requirements are met or exceeded. We believe these manufacturing relationships minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of spine surgery products.

Following the receipt of products or product components from our third-party manufacturers, we conduct inspection and packaging and labeling, as needed, at either our headquarters facility or our distribution facility. Under our existing contracts, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications. In the future, we may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it appropriate to do so.

We currently rely on Tissue Banks International, Inc. and AlloSource as our only suppliers of allograft implants. Our agreements with each of these suppliers automatically renew for successive one-year terms unless otherwise terminated by either party in accordance with the terms of the respective agreement.

In August 2005, we acquired NeoDisc, an investigational nucleus-like cervical disc replacement device, from Pearsalls Limited. NeoDisc is currently the subject of a clinical trial, and our supply of the product comes solely from Pearsalls Limited under a non-exclusive arrangement. We are in the process of determining whether to establish alternate suppliers.

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

Loaner Equipment

We seek to obtain instrument assets just in time to fulfill our customer obligations to meet surgery schedules. This strategy minimizes backlogs, while increasing asset turns and maximizing cash flow. Our pool of MAS platform and classic fusion loaner equipment that we loan to or place with hospitals continues to increase as we expand our distribution channels and increase market penetration of our products. These loaners are important to the growth of our business and we anticipate additional investments in our loaner assets.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our shareowners, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our shareowners, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2006 we had 44 issued U.S. patents, 20 foreign national patents, and 189 pending patent applications, including 122 U.S. applications, 14 international (PCT) applications and 53 foreign national applications. Since then we acquired one additional patent application as part of our acquisition of FormaGraft® from Radius Medical, LLC. Our issued and pending patents cover, among other things:

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

We have undertaken to protect our neurophysiology platform, including NeuroVision®, through a comprehensive strategy covering various important aspects of our neurophysiology-enabled instrumentation, including, screw test, nerve root retraction, surgical access and related methodology. Our NeuroVision patent portfolio includes 9 issued U.S. patents, 27 U.S. patent applications (including 25 U.S. utility applications, 1 U.S. provisional application, and 1 U.S. design application), 8 issued foreign national patents, 6 international (PCT) patent applications, and 24 foreign national applications on this system and related instrumentation.

We obtained a U.S. Patent with broad claims protecting our SpheRx® pedicle screw system. In addition to this issued patent, we have several patent applications pending on the SpheRx pedicle screw system and related instrumentation, including 6 U.S. utility applications, 2 U.S. provisional applications, 1 international (PCT) application, and 3 foreign national applications.

We acquired a substantial intellectual property portfolio as part of our purchase of the NeoDisc investigational device from Pearsalls Limited. This portfolio has been expanded since acquisition and now includes 1 issued U.S. patent, 9 U.S. applications (including 4 U.S. utility applications and 5 U.S. provisional applications), 10 issued foreign national patents, 3 international (PCT) applications, and 11 foreign national applications.

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

Trademarks

As of December 31, 2006, we have 57 trademark registrations, both domestic and foreign, including the following U.S. trademarks: NuVasive, NeuroVision, MaXcess, XLIF, SpheRx, DBR, CoRoent, SmartPlate, Creative Spine Technology, Triad, INS-1, Spine Evolution Nucleus, SEN, InStim, and Absolute Responsiveness. We have 16 trademark applications pending, both domestic and foreign, for the following trademarks: MAS, NeoDisc, ExtenSure, CerPass, Nerve Avoidance Leader, XL TDR, XTDR, XLDR, and XLP.

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

We also face competition from a growing number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specified markets, include Abbott Spine, Inc. (an Abbott Laboratories company), Orthofix International N.V. (Blackstone Medical, Inc.), Alphatec Spine Inc., OsteoTec Ltd, and others.

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

Premarket Approval Pathway

A premarket approval application must be submitted if the device cannot be cleared through the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

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

Clinical Trials

A clinical trial is almost always required to support a premarket approval application and is sometimes required for a 510(k) premarket notification. These trials generally require approval of a submitted application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The investigational device exemption application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA and the responsible institutional review boards. Future clinical trials of our motion preservation designs and interbody implants will likely require that we obtain an IDE from the FDA prior to commencing clinical trials. In 2005, we filed for IDE from the FDA with respect to NeoDisc, our embroidery cervical disc replacement device, and CerPass, our other cervical total disc replacement device. Our clinical trials must be conducted in accordance with FDA regulations and other federal regulations concerning human subject protection and privacy. The results of our clinical trials may not be sufficient to obtain approval of our product. There are numerous risks associated with conducting such a clinical trial, including the high costs and uncertain outcomes. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual report.

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

The European Union, which consists of 25 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product. In 2001, we successfully passed our initial Notified Body audit, granting us ISO registration and allowing the CE conformity marking to be applied to certain of our devices under the European Union Medical Device Directive.

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

Shareowners (our employees)

As of December 31, 2006, we had 233 shareowners, of which 30 were employed in research and development, 6 in clinical and regulatory, 118 in general and administrative and operations and 79 in sales and marketing. None of our shareowners is represented by a labor union and we believe our shareowner relations are good.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 4545 Towne Centre Court, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the “Commission”). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2006.

This report may refer to brand names, trademarks, service marks or trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below together with all other information contained or incorporated by reference in this prospectus before you decide to invest in our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Pricing pressure from our competitors and sources of medical reimbursement may impact our ability to sell our products at prices necessary to expand our operations and reach profitability.

The market for spine surgery products is large and growing at a significant rate. This has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pressure. New entrants to our markets include numerous niche companies with singular product focus, as well as companies owned partially by spine surgeons, who have significant market knowledge and access to the surgeons who use our products. As a result of this increased competition, we believe there will be growing pricing pressure in the near future. If competitive forces drive down the price we are able to charge for our products, our profit margins will shrink, which will hamper our ability to invest in and grow our business.

Further, sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers, such as hospitals that purchase medical devices for treatment of their patients, generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures. We also believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

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

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to NeuroVision, our nerve avoidance system, we compete with Medtronic Sofamor Danek, Inc., a wholly owned subsidiary of Medtronic, Inc., Nicolet Biomedical, a VIASYS Healthcare company, both of which have significantly greater resources than we do, as well as numerous regional nerve monitoring companies. With respect to MaXcess, our minimally disruptive surgical system, our largest competitors are Medtronic Sofamor Danek, Inc., DePuy Spine, Inc., a Johnson & Johnson company, and Synthes-Stratec, Inc. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products.

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

In addition, the spine industry is becoming increasingly crowded with new market entrants, including companies owned at least partially by spine surgeons. Many of these new competitors focus on a specific product or market segment, making it more difficult for us to expand our overall market position. If these companies become successful, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand.

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

Our failure to continue building an effective and exclusive distribution network for our products could significantly impair our ability to increase sales of our products.

We utilize a hybrid model of independent sales agencies and directly-employed sales professionals for product sales. The majority of the sales professionals selling our products are paid on a commission basis. We have recently completed a significant effort to convert our sales force to exclusivity, meaning their spine sales efforts are focused exclusively on our products. This transition process has been lengthy and expensive. In order to realize benefits from this large investment of time, money and resources, our sales force must continue to grow and expand sales of our products, which all of our sales projections and budgeting processes have assumed. Since this sales force is extremely new, there is risk that unanticipated problems will be encountered with generating sales and introducing customers to our products. Any failure to generate expected sales would adversely affect our operational results.

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

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	develop products based on technology that we acquire, such as the technology recently acquired from Pearsalls Limited, RSB Spine LLC, and Radius Medical, LLC;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	provide adequate training to potential users of our products;

•	Receive adequate reimbursement; and

•	develop an effective and dedicated marketing and distribution network.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations will suffer.

We may encounter difficulties in integrating acquired products, technologies or businesses, which could adversely affect our business.

We recently acquired products and/or assets from each of Radius Medical, LLC, Pearsalls Limited, RSB Spine LLC, and RiverBend Design LLC, and may in the future acquire technology, products or businesses related to our current or future business. We have limited experience in acquisition activities and may have to devote substantial time and resources in order to complete any future acquisitions. Further, these past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have little experience as a company developing or marketing a particular product or technology (as is the case with the biologic product rights we recently acquired from Radius Medical, LLC). For example, we may not be able to successfully integrate an acquired company’s operations, technologies, products and services, information systems and personnel into our business. Further, products we acquire, such as the biologic product we acquired from Radius Medical, LLC or the cervical plate we acquired from RSB Spine LLC, may not provide the intended complementary fit with our existing products. In addition, certain acquired technology, such as that acquired from Pearsalls Limited, requires significant additional development work and efforts to obtain regulatory clearance or approval. An acquisition may further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns. In connection with in-process research and development activities, we would likely experience an increase in development expenses and capital expenditures. There may also be unanticipated costs and liabilities associated with an acquisition that could adversely affect our operating results.

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

Maxigen Biotech, Inc., or MBI, is our exclusive supplier of our recently-acquired Formagraft product. We are party to a supply agreement with MBI, pursuant to which we have agreed to purchase our entire supply of Formagraft from MBI. As this is a new relationship, we have no prior experience dealing with MBI and there can be no assurance that this supply arrangement will function as successfully as we hope. Specifically, we will require that

MBI significantly expand its manufacturing capacity to meet our forecasted needs, and no assurance can be given that MBI will be able to meet our requirements. If we experience difficulties in dealing with MBI, our ability to integrate our Formagraft product into our product line will be substantially harmed, which could adversely affect our operational results.

Further, Tissue Banks International, Inc. and AlloSource, Inc. collectively supply us with all of our allograft implants, and will continue to be our only sources for the foreseeable future. The processing of human tissue into allograft implants is very labor intensive and it is therefore difficult to maintain a steady supply stream. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft implants are at times in particularly short supply. We cannot be certain that our supply of allograft implants from Tissue Banks International and U.S. Tissue and Cell will be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain allograft implants from these sources in amounts sufficient to meet our needs, we may not be able to locate and engage replacement sources of allograft implants on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of allograft implants could significantly harm our revenues, which could cause the market price of our common stock to decline.

Any failure in our efforts to successfully generate business from hospitals following surgeon training could significantly reduce the market acceptance of our products.

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

The rapid growth of our business has placed a significant strain on our managerial, operational and financial resources and systems. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We must also upgrade our internal business processes and capabilities (e.g., information technology platform and systems, product distribution and tracking) to create the scalability that a growing business demands. We will be dependent on our personnel and third parties to accomplish this, as well as to effectively market our products to an increasing number of surgeons. We will also depend on our personnel to develop next generation technologies.

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

Several investigational devices in our development pipeline, including our NeoDisc cervical disc replacement device, Cerpass cervical total disc replacement, or TDR,and lateral lumbar TDR, will require premarket approval, or PMA, from the FDA. A PMA application must be submitted if the device cannot be cleared through the less rigorous 510(k) process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

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

As a company, we have limited experience in conducting clinical trials, demonstrated by the fact that all of our commercialized products to date have been cleared via 510(k). We recently received conditional approval of an Investigational Device Exemption, or IDE, from the FDA to begin clinical trial enrollment of our NeoDisc cervical disc replacement device. In connection with this and other planned studies, we will rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage the trial and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to ensure compliance by patients with clinical protocols or fail to comply with regulatory requirements, we will be unable to complete these trials, which could prevent us from obtaining regulatory approvals for our products. Our agreements with clinical investigators and clinical sites for clinical testing place substantial responsibilities on these parties and, if these parties fail to perform as expected, our trials could be delayed or terminated. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, or the clinical data may be rejected by the FDA, and we may be unable to obtain regulatory approval for, or successfully commercialize, our devices.

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

We were incorporated in Delaware in 1997, began commercial sales in 2001 and have several product offerings in both MAS and classic fusion. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are difficult to predict. At December 31, 2006, we had an accumulated deficit of approximately $157 million, and cash, cash equivalents and short term investments totaling approximately $115 million, compared to approximately $19 million as of December 31, 2005. Our net loss for the twelve months ended December 31, 2006 was approximately $48 million. Even if we do achieve profitability as planned, we may not be able to sustain or increase profitability on an ongoing basis. In addition, our independent sales agents are entitled to certain payments in the event their services are terminated in connection with (or shortly following) a change of control of our company. These payments are the responsibility of our successor, but may represent an additional significant expense or reduce the price paid in connection with any such event.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. These fluctuations will also affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	our ability to increase sales of our products to hospitals and surgeons;

•	our ability to establish and maintain an effective and dedicated sales force;

•	pricing pressure applicable to our products, including adverse third-party reimbursement outcomes;

•	results of clinical research and trials on our existing products and products in development and our ability to obtain FDA approval or clearance;

•	the mix of our products sold (i.e., profit margins differ between our products);

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components;

•	the evolving product offerings of our competitors and the potential introduction of new and competing technologies;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors; and

•	interruption in the manufacturing or distribution of our products.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our officers, shareowners, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

In addition, certain product categories, including pedicle screws, have been the subject of significant patent litigation in recent years. Since we sell pedicle screws and recently introduced our SpheRx pedicle screw system, any related litigation could harm our business.

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

Our relationship with surgeons, hospitals and the marketers of our products are subject to scrutiny under various state and federal anti-kickback, self-referral, false claims and similar laws, often referred to collectively as healthcare fraud and abuse laws. Healthcare fraud and abuse laws are complex, and even minor, inadvertent violations can potentially give rise to claims that the relevant law has been violated. Any violations of these laws could result in a material adverse effect on the market price of our common stock, as well as our business, financial condition and results of operations. We cannot assure you that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with surgeons, hospitals and marketers of our products.

Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration by an individual or entity in return for, or to induce:

•	the referral of an individual for a service or product for which payment may be made by Medicare, Medicaid or other government-sponsored healthcare program; or

•	purchasing, leasing, ordering or arranging for any service or product for which payment may be made by a government-sponsored healthcare program.

Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. Certain states in which we market our products have similar anti-kickback, anti-fee splitting and self-referral laws, imposing substantial penalties for violations.

We must comply with a variety of other laws, such as laws prohibiting false claims for reimbursement under Medicare and Medicaid, which can also be triggered by violations of federal anti-kickback laws; Healthcare Insurance Portability and Accounting Act of 1996, which makes it a federal crime to commit healthcare fraud and make false statements; and the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections. In certain cases, federal and state authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved or off-label uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. Although we believe our marketing, promotional materials and training programs for surgeons do not constitute promotion of unapproved uses of our products, if it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure and criminal penalty.

The scope and enforcement of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. There can be no assurance that federal or state regulatory authorities will not challenge our current or future activities under these laws. Any such challenge could have a material adverse effect on our business, financial condition and results of operations. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time consuming. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.

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

Recent changes in the required accounting treatment for stock options have had a material negative impact on our financial statements and may affect our stock price.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, which focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires us to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. We adopted SFAS 123R in the first quarter of 2006, as required. As a result, our reported earnings have been reduced, which may affect our stock price.

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

Our headquarters were relocated in January 2005 to an approximately 62,000 square foot facility in San Diego, California that is leased to us until August 2012. In 2006, we purchased an approximately 100,000 square foot building in Memphis, Tennessee that we use as our primary distribution and warehouse facility. We intend to lease additional space in 2007 to accommodate our growing business.

Item 3.	Legal Proceedings.

We have been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. We have been dismissed from these but appeals of those dismissals are pending and the litigation is still ongoing. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege the following causes of action: (i) breach of fiduciary duty, (ii) negligence, (iii) fraud, (iv) negligent misrepresentation, (v) negligent infliction of emotional distress, (vi) intentional infliction of emotional distress, (vii) intentional interference with human remains, (viii) negligent interference with human remains, (ix) violation of California Business and Professions Code Section 17200 and (x) injunctive and declaratory relief.

Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.

We have been involved in litigation with a former independent distributor of our products, Synergy Orthopedic Products, LLC. This case was filed on December 20, 2005, in the Superior Court of California, County of Orange. This litigation has since been settled. The settlement is not material to our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Market under the symbol “NUVA.” The following table presents, for the periods indicated, the high and low sale prices per share of our common stock during the periods indicated, as reported on NASDAQ.

	High	Low

2005:
First Quarter	$14.17	$9.86
Second Quarter	17.46	12.04
Third Quarter	21.08	16.05
Fourth Quarter	19.75	15.57
2006:
First Quarter	$21.57	$17.19
Second Quarter	20.21	15.14
Third Quarter	21.38	15.21
Fourth Quarter	25.29	19.35

We had approximately 210 stockholders of record as of February 28, 2006. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, we did not issue any securities that were not registered under the Securities Act of 1933 except as disclosed in previous filings with the Commission.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data (through December 31, 2006) for the Company’s common stock since May 13, 2004 (the date on which the Company’s common stock was first registered under Section 12 of the Exchange Act) to the cumulative return over such period of (i) The Nasdaq Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. The graph assumes that $100 was invested on the date on which the Company completed the initial public offering of its common stock, in the common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in the Common Stock of the Company at the price to which such stock was first offered to the public by the Company on the date of its initial public offering, and reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG NUVASIVE, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

* $100 invested on May 13, 2004 in stock or index — including reinvestment of dividends.

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

	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Total revenues	$98,091	$62,606	$39,090	$23,029	$12,304
Gross profit	79,063	50,214	28,862	16,238	7,001
Total operating expenses	133,289	81,708	43,502	25,473	21,768
Net loss	(47,910)	(30,339)	(14,210)	(10,127)	(15,110)
Net loss per share
Basic and diluted	$(1.47)	$(1.24)	$(0.91)	$(6.30)	$(13.20)
Balance Sheet Data:
Working capital	$136,236	$32,829	$62,656	$6,139	$7,251
Total assets	196,184	71,490	80,752	22,371	14,932
Long-term liabilities	1,399	1,665	13	1,224	329
Total stockholders’ equity	$176,303	$58,136	$71,397	$10,070	$9,384

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report.

Overview

We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, a market estimated to exceed $3.6 billion in the U.S. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAStm, as well as a growing offering of cervical and motion preservation products. Our currently-marketed products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. We also focus significant research and development efforts on both MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine, (ii) cervical fixation products, and (iii) motion preservation products such as total disc replacement and nucleus-like cervical disc replacement. We dedicate significant resources to our sales and marketing efforts, including training spine surgeons on our unique technology and products. As of December 31, 2006, we have trained over 1,200 surgeons in the use of our products.

Our MAS platform combines three categories of our product offerings:

•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, like our SpheRx® pedicle screw system and CoRoent® suite of implants.

We also offer a suite of traditional spine surgery products, including a line of precision-machined cervical and lumbar allograft implants, a titanium surgical mesh system, and related instrumentation. Our line of bone allograft, in our patented saline packaging, is human bone that has been processed and precision shaped for transplant. We also offer fusion plates such as our SmartPlate Gradient CLP, a dynamic cervical plate that encompasses a gradient locking mechanism which gradually loads the screws based upon the anatomic requirements. This allows the plate to settle in concert with the settling of the allograft implant settling that occurs within the disc space over time, offering a better anatomical fit.

We also have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In particular, we have a pivotal clinical study underway with respect to our NeoDisc cervical disc replacement device.

Since inception, we have been unprofitable. As of December 31, 2006, we had an accumulated deficit of $156.7 million.

Revenues.  From inception to December 31, 2006, we have recognized $237.7 million in revenue from sales of our products. The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. We loan our surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, we place NeuroVision, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. These extended loan transactions historically represent less than 10% of our total stock of loaner surgical assets. Our implants and disposables are currently sold and shipped from our San Diego and Memphis facilities or from limited disposable inventories stored at our sales agents’ sites. We recognize revenue for disposables or implants used upon receiving a purchase order from the hospital indicating product use or implantation. In addition, we sell a small number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.

Sales and Marketing.  Substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent agencies and our own sales personnel. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. The commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Our exclusive sales force includes independent exclusive sales agents and directly-employed sales professionals.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, long-term assets, income taxes, and stock compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon receipt of a purchase order from the hospital indicating product use or implantation or upon shipment to third party customers who immediately accept title. Revenue from the sale of our NeuroVision units and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

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

Excess and Obsolete Inventory and Instruments.  We calculate an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft implants have a four-year shelf life and are subject to demand fluctuations based on the availability and demand for alternative implant products. Our MAS inventory, which consists primarily of disposables and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.

A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to the end of their anticipated useful lives. If we introduce new products or next-generation products prior to the end of the useful life of a prior generation, we may be required to dispose of existing inventory and related capital instruments and/or write off the value or accelerate the depreciation of the these assets. We have recorded expense related to accelerated depreciation of $646,000 in the year ended December 31, 2006 related to the introduction of next generation products. These charges are more fully described below under the caption “Cost of Goods Sold”.

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

We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any impairment losses on long-term intangible assets through December 31, 2006.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2006 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

Valuation of Stock-Based Compensation.  On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and non-employee director services and requires us to expense the estimated fair value of these awards over the requisite service period. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for our share-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance. Option awards issued to non-employees are recorded at their fair value as determined in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

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

Results of Operations

Revenue

	Year Ended December 31,			2005 to 2006		2004 to 2005
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Revenue	$98,091	$62,606	$39,090	$35,485	57%	$23,516	60%

Revenues have increased over time due primarily to continued market acceptance of our products within our MAS platform, including NeuroVision, MaXcess disposables, and our specialized implants such as our SpheRx pedicle screw system and CoRoent suite of products. In addition, in mid-2006, we completed our transition to an exclusive sales force, which has increased the amount of effort focused on selling our products as well as the overall market penetration.

Over time, the percentage contribution to total revenue from our non-MAS products has decreased. This is in due in large part to the focus of the product development and commercialization efforts to our MAS platform.

Cost of Goods Sold

	Year Ended December 31,			2005 to 2006		2004 to 2005
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Cost of Goods Sold	$19,028	$12,392	$10,228	$6,636	54%	$2,164	21%
% of total revenue	19%	20%	26%

Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.

Cost of goods sold as a percentage of revenue has decreased over time due to (i) a higher portion of our sales coming from products with higher margins and (ii) efficiencies gained with growth. The year-over-year increase in cost of goods sold in total dollars in 2006 compared to 2005 and in 2005 compared to 2004 resulted primarily from (i) increased material costs of $4.2 million and $1.0 million, respectively, primarily as a result of revenue growth; and (ii) increased depreciation expense of $2.9 million and $1.2 million, respectively, due to higher capital levels of surgical instrument sets used in surgeries. We expect cost of goods sold, as a percentage of revenue, to remain relatively consistent for the foreseeable future.

In the third quarter of 2006, we launched several new products and/or product enhancements, including the MaXcess III retractor system, next generation instrument sets for spine fusion procedures and three new radiolucent CoRoent® implants. In connection with these launches, certain instruments were rendered obsolete as of the launch date. As a result, we reduced the useful life of such instruments to end on the respective launch dates and incurred additional depreciation expense of $646,000 in the second half of 2006. This depreciation expense is included in cost of goods sold in the accompanying statement of operations for the year ended December 31, 2006.

Operating Expenses

Sales, Marketing and Administrative

	Year Ended December 31,			2005 to 2006		2004 to 2005
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Sales, Marketing and Administrative	$95,426	$57,020	$34,142	$38,406	67%	$22,878	67%
% of total revenue	97%	91%	87%

Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for personnel engaged in sales, marketing and customer support functions; distributor commissions; surgeon training costs; shareowner related expenses for our administrative functions; third party professional service fees; and facilities and insurance expenses. We refer to our employees as shareowners.

The year-over-year increases in sales, marketing, and administrative expenses in 2006 compared to 2005 and in 2005 compared to 2004 resulted primarily from (i) increases in compensation, commission and other shareowner-related costs, all relating to the sales force and including distributor commissions, of $20.7 million and $13.4 million in 2006 and 2005, respectively, primarily as result of our transition to sales force exclusivity in 2006 and to support revenue growth in 2006 and 2005; (ii) increases in compensation, commission and other shareowner-related costs of $2.6 million and $1.0 million in 2006 and 2005, respectively, for administrative personnel, to support overall company growth (iii) increases in royalty expense of $1.9 million and $1.2 million in 2006 and 2005, respectively, reflecting the revenue growth in all product lines; (iv) increases in postage and shipping of $1.8 million and $0.6 million in 2006 and 2005, respectively, reflecting increased sales; (v) an increase in stock-based compensation expense of $10.6 million in 2006 as a result of the adoption of SFAS 123(R); and (vi) increases in equipment and computer expenses of $1.2 million and $1.0 million in 2006 and 2005, respectively, reflecting increased headcount and overall company growth. The 2005 increases were offset by a decrease compared to 2004 in stock-based compensation of $2.3 million related to (i) amortization of deferred stock-based compensation amounts determined at the time of our initial public offering and (ii) options issued to non-employees.

In June 2006, we purchased a warehouse and distribution facility in Memphis, Tennessee. As of December 31, 2006, the total cost, including improvements, is approximately $4,840,000. The location of the facility will allow us to provide improved service to our customers. We moved substantially all of our distribution operations to this location in the third quarter of 2006.

In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Our exclusive sales force consists of independent sales agents and directly-employed sales personnel. As expected, we incurred higher costs in the second half of 2006 associated with this sales force transition. On a long-term basis, as a percentage of revenue, we expect sales, marketing and administrative costs to decrease over time as we begin to see the synergies of investments we have made (such as our sales force exclusivity transition).

Research and Development

	Year Ended December 31,			2005 to 2006		2004 to 2005
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Research & Development	$17,747	$11,791	$9,360	$5,956	51%	$2,431	26%
% of total revenue	18%	19%	24%

Research and development expense consists primarily of product research and development, regulatory and clinical functions, and shareowner-related expenses. During 2006 and 2005, we launched a number of products and product enhancements, including in 2006, our next generation instrument sets for spine fusion procedures, the MaXcess III retractor system, and CoRoent implant line extensions, and in 2005, NeuroVision upgrades, SpheRx DBR and CoRoent line extensions. In addition, in 2006, we commenced patient enrollment in our NeoDisc clinical trial, all of which resulted in increased research and development costs.

The year-over-year increases in research and development costs in 2006 compared to 2005 and in 2005 compared to 2004 are primarily due to increases in (i) compensation and other shareowner related expenses of $2.2 million and $2.0 million in 2006 and 2005, respectively, primarily due to increased headcount to support our product development and enhancement efforts; (ii) lab supplies and equipment expenses of $1.6 million and $1.2 million in 2006 and 2005, respectively, to support the development of new products in all product lines; and (iii) stock-based compensation expense of $2.8 million in 2006, as a result of the adoption of SFAS 123(R). The 2005 increases were offset by a decrease compared to 2004 in stock based compensation of $811,000 related to (i) amortization of deferred stock-based compensation amounts determined at the time of our initial public offering and (ii) options issued to non-employees.

We expect research and development costs to continue to increase for the foreseeable future in support of our ongoing development activities and planned clinical trial activities.

Interest and Other Income/(Expense), Net

	Year Ended December 31,			2005 to 2006		2004 to 2005
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Interest and Other Income (Expense), net	$6,316	$1,155	$430	$5,161	447%	$725	169%
% of total revenue	6%	2%	1%

Interest and other income (expense), net consists primarily of interest income. The increases in net interest income in 2006 compared to 2005 and in 2005 compared to 2004 are due primarily to interest earned on the investment of proceeds of (i) $142.0 million received from our secondary public offering completed in February 2006 and (ii) $68.1 million received from our initial public offering completed in May 2004.

Stock-Based Compensation

The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,			2005 to 2006		2004 to 2005
	2006	2005	2004	$ Change	% Change	$ Change	% Change

Stock-Based Compensation
Sales, Marketing & Administrative	$10,581	$1,635	$3,927	$8,946	547%	$(2,292)	(58)%
Research & Development	2,764	1,405	2,216	$1,359	97%	$(811)	(37)%

Total Stock-Based Compensation	$13,345	$3,040	$6,143	$10,305	339%	$(3,103)	(51)%

% of total revenue	14%	5%	16%

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which establishes accounting for share-based awards exchanged for shareowner and non-employee director services and requires us to expense the estimated fair value of these awards over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Prior to January 1, 2006, we accounted for our share-based awards to shareowners and directors using the intrinsic value method under the recognition and measurement provisions of APB 25.

Through December 31, 2005, we recorded deferred stock-based compensation for certain options granted during 2003 and 2004, of $0.8 million and $7.8 million, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with our initial public offering. Amortization of deferred stock-based compensation through December 31, 2005, net of terminations, was $7.2 million; $2.3 million and $4.9 million in 2005 and 2004, respectively. Upon adoption of SFAS 123(R), the unamortized balance of deferred compensation of $1.2 million at December 31, 2005 was reclassified to additional paid in capital in our consolidated balance sheet. Future compensation expense calculated using the fair value provisions of SFAS 123 related to these options will be included as a component of stock-based compensation included in our statement of operations.

We have elected to adopt the modified prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (i) any share-based awards granted to shareowners and non-employee directors through, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and (ii) any share-based awards granted to shareowners and non-employee directors subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Stock-based compensation related to stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of December 31, 2006, there was $9.1 million of unrecognized compensation expense for stock options which is expected to be recognized over a weighted-average period of approximately 1.2 years. In addition, as of December 31, 2006, there was $0.5 million of unrecognized compensation expense for shares expected to be issued under the employee stock purchase plan that will be recognized through April 2007.

Business Combination and Asset Acquisitions

RSB Spine LLC.  On June 3, 2005, we acquired intellectual property and related assets for cervical plate technology from RSB Spine LLC, or RSB,, a privately owned company focused on spine technology (the “RSB Acquisition”), providing us with cervical plate technology that received FDA 510(K) clearance and was first commercialized in 2004. We made a closing payment of $7.3 million, consisting of $3.8 million in cash and $3.5 million in unregistered common stock which has since been registered for resale. In addition, the acquisition agreement provides for additional payments of $1.2 million over a period of four years and contingent payments over a period of 12 years based upon the sale of the products derived from the cervical plate technology. We re-launched the cervical plate under our own product name (the SmartPlate Gradient CLP) in July 2005. The RSB Acquisition and its impact to our consolidated statement of position and results of operations are fully described in Note 2 to the consolidated financial statements included in this report.

Pearsalls Limited.  On August 4, 2005, we acquired technology and assets from Pearsalls Limited, or Pearsalls, a privately-owned company based in the United Kingdom (Pearsalls). The acquired assets include an investigational nucleus-like cervical disc replacement device called NeoDisctm . Also acquired was all of Pearsall’s intellectual property related to embroidery technology for use in surgical implants. We made a closing payment of $12.0 million, consisting of $5.0 million in cash and $7.0 million in unregistered common stock which has since been registered for resale. In addition, the original transaction provided for us to make additional milestone payments totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc investigational device and to pay a royalty of 5% on NeoDisc product sales.

In June 2006, we received conditional FDA approval of our Investigational Device Exemption to begin clinical trial enrollment for our NeoDisc cervical disc replacement device. This FDA approval was a development milestone under the agreement by which we acquired the underlying technology, and resulted in a payment obligation by us of $10.5 million which we accrued in the second quarter of 2006. In September 2006, we entered into an agreement with Pearsalls Limited, the seller of the underlying technology, resulting in a total payment of $20.0 million in settlement of (i) the $10.5 million liability recorded in the second quarter of 2006; (ii) future contingent milestone payments of $21.0 million; and (iii) all future contingent royalty payments to Pearsalls; all of which relate to NeoDisc and related technology. The terms of the agreement also render the manufacturing relationship for NeoDisc non-exclusive, giving us control over the manufacturing of NeoDisc, and effects the full transfer of intellectual property rights to NuVasive. The $20 million payment consisted of $12 million in cash and $8 million in common stock. The total charge recorded in 2006 was $20.1 million, including transaction costs.

This transaction and its impact to our consolidated statement of position and results of operations are fully described in Note 3 to the consolidated financial statements included in this report.

RiverBend Design LLC.  On August 12, 2005, we acquired assets and intellectual property from RiverBend Design LLC, or RiverBend, pursuant to the terms of an Intellectual Property Purchase Agreement. The acquired intellectual property includes a patent application and related technology and know-how for use in developing dynamic stabilization products. We made a closing payment to RiverBend of 51,308 unregistered shares of common stock valued at $1.0 million for accounting purposes. In addition, we will make royalty payments to RiverBend based on sales of products based on the acquired technology. The purchase price of $1.0 million has been allocated to purchased technology and is being amortized over a useful life of 17 years.

Radius Medical LLC.  On January 23, 2007, we acquired assets used by Radius Medical LLC, or Radius, in connection with the design, development, marketing and distribution of collagen-based medical biomaterials, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto. We made a closing payment of $5,663,000 in cash and 451,677 unregistered shares of our common stock, which were subsequently registered. We also funded at closing $2,000,000 in cash into an escrow account for the benefit of Radius, which will be maintained for a period of 18 months. In addition, on the effective date of the registration statement to register the common shares issued on the closing date, a cash payment will be made (i) by Radius to NuVasive in the amount by which the trading value of the shares, as defined, exceeds $10,200,000, or (ii) by NuVasive to Radius in the amount by which the trading value of the Shares, as defined, is less than $10,200,000. On February 13, 2007, the registration statement was declared effective and the adjustment to the purchase was determined to be $694,000, payable by Radius to NuVasive. As part of the acquisition, we also acquired certain rights and obligations under a supply agreement with Maxigen Biotech, Inc with respect to product manufacture.

This transaction and its impact to our consolidated statement of position and results of operations are fully described in Note 8 to the consolidated financial statements included in this report.

In-Process Research and Development

In 2005, we recorded an in-process research and development (IPRD) charge of $12.9 million related to our acquisition of the technology assets of Pearsalls Limited in the third quarter of 2005. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date.

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

Liquidity and Capital Resources

Since our inception in 1997, we have incurred significant losses and as of December 31, 2006, we had an accumulated deficit of approximately $156.7 million. We have not yet achieved profitability, and do not expect to be profitable in 2007 after considering stock compensation expense. We expect our research and development, sales, marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities. Gross proceeds from our preferred stock sales, which occurred from inception through 2003, total $74.4 million. In May 2004, we completed our initial public offering, resulting in net proceeds to us of approximately $68.1 million. In February 2006, we completed the sale of 7,829,120 shares of our common stock resulting in total net proceeds of approximately $142.0 million.

Cash, cash equivalents and short-term investments was $115.4 million at December 31, 2006 and $19.5 million at December 31, 2005. The increase was due primarily to proceeds from the February 2006 sale of common stock.

Net cash used in operating activities was $25.6 million in 2006 compared to $19.9 million in 2005. The increase of net cash used in operating activities of $5.7 million was primarily due to increased inventory purchases to support 2006 product launches of $8.9 million and increased accounts receivable of $7.4 million as a result of increased sales, offset by increased accounts payable and accrued liabilities of $6.7 million, both as a result of company growth.

Net cash used in investing activities was $89.8 million in 2006 compared to net cash provided by investing activities of $22.1 million in 2005. The increase in net cash used by investing activities of $111.9 million is primarily due to the investment of the net proceeds of $142.0 million from the February 2006 sale of our common stock, offset by purchases of capital equipment, instruments and the distribution center in Memphis, Tennessee.

Net cash provided by financing activities was $144.4 million in 2006 compared to $1.7 million in 2005. The increase in net cash provided by financing activities of $142.7 million is primarily due to the receipt of net proceeds of $142.0 million from the issuance of common stock in February 2006.

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

The following summarizes our long-term contractual obligations and commitments as of December 31, 2006 (in thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Operating leases	$7,260	$1,194	$3,801	$2,265	$—
Deferred consideration payments under acquisition agreements	950	300	650	—	—
Royalty obligations	13,072	1,665	4,323	2,731	4,353

Total	$21,282	$3,159	$8,774	$4,996	$4,353

In connection with the acquisition of RSB Spine LLC, we are contingently obligated to make additional consideration payments over a period of 12 years based upon sales of the products derived from the cervical plate technology.

In addition, as a result of our acquisition of Radius Medical LLC in January 2007, we are obligated to purchase, on an annual basis, a minimum number of units of Formagraft from Maxigen Biotech, Inc. at an annual cost of approximately $900,000.

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

Our exposure to interest rate risk at December 31, 2006, is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.

We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

The following table presents the carrying value and related weighted-average rate of return for our investment portfolio as of December 31, 2006:

		Weighted Average
	Carrying Value	Rate of Return
	(In thousands)

Classified as Current Assets:
Money Market Funds	$8,910	5.27%
Commercial Paper with initial maturities of 90 days or less	19,378	5.34%
Commercial Paper with initial maturities of greater than 90 days	47,330	5.21%
Auction Rate Securities	26,600	5.28%

	102,218
Less cash equivalents	28,288

Short-term investments	73,930
Classified as Non-Current Assets:
Federal Agencies	1,996	5.28%

Total interest bearing instruments	$75,926

As of December 31, 2006, the stated maturities of our investments are $102.2 million within one year and $2.0 million within one to two years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of December 31, 2006. Based on such evaluation, our management has concluded as of December 31, 2006, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting.  There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
NuVasive, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NuVasive, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NuVasive, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NuVasive, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of NuVasive, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
March 12, 2007

Item 9B.	Other Information.

None

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders to be held on May 24, 2007, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

We have adopted a Code of Conduct and Ethics for all officers, directors and shareowners. The Code of Conduct and Ethics is available on our website, www.nuvasive.com, and in our filings with the Securities and Exchange Commission. We intend to disclose future amendments to, or waivers from, provisions of our Code of Conduct and Ethics that apply to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or controller, or persons performing similar functions, within four business days of such amendment or waiver.

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

(a)  The following documents are filed as a part of this report:

(1)  Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules: Schedule II — Valuation Accounts

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. See subsection (b) below.

(b) Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number		Description

2	.1(1)	Asset Purchase Agreement, dated as of June 3, 2005, by and between NuVasive, Inc. and RSB Spine LLC
2	.2(2)	Agreement, dated as of January 3, 2007, by and between NuVasive, Inc. and RSB Spine LLC
2	.3(3)	Asset Purchase Agreement, dated as of August 4, 2005, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.
2	.4(4)	Amendment No. 1 to Asset Purchase Agreement, dated as of September 26, 2006, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.
2	.5(5)†	Intellectual Property Purchase Agreement, dated as of August 12, 2005, by and between NuVasive, Inc. and RiverBend Design LLC
2	.6(6)	Asset Purchase Agreement, dated as of January 23, 2007, by and among NuVasive, Inc. and Radius Medical, LLC, Biologic, LLC, Antone Family Partners, Russel Cook and Duraid Antone
3	.1(7)	Restated Certificate of Incorporation
3	.2(7)	Restated Bylaws
4	.1(8)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among NuVasive, Inc. and the other parties named therein
4	.2(8)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among NuVasive, Inc. and the other parties named therein
4	.3(8)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among NuVasive, Inc. and the other parties named therein
4	.4(3)	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited
4	.5(4)	Registration Rights Agreement Termination Agreement, dated as of September 26, 2006, between NuVasive, Inc. and Pearsalls Limited
4	.6(19)	Specimen Common Stock Certificate
10	.1(8)#	1998 Stock Option/ Stock Issuance Plan
10	.2(8)#	Form of Notice of Grant of Stock Option under our 1998 Stock Option/ Stock Issuance Plan
10	.3(8)#	Form of Stock Option Agreement under our 1998 Stock Option/ Stock Issuance Plan, and form of addendum thereto
10	.4(8)#	Form of Stock Purchase Agreement under our 1998 Stock Option/ Stock Issuance Plan
10	.5(9)#	Form of Stock Issuance Agreement under our 1998 Stock Option/ Stock Issuance Plan
10	.6(9)#	Form of Stock Issuance Agreement under our 1998 Stock Option/ Stock Issuance Plan, dated April 21, 2004, and May 4, 2004
10	.7(10)#	2004 Equity Incentive Plan
10	.8(10)#	Form of Stock Option Award Notice under our 2004 Equity Incentive Plan
10	.9(10)#	Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan
10	.10(10)#	Forms of Restricted Stock Grant Notice and Restricted Stock Agreement under our 2004 Equity Incentive Plan
10	.11(10)#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan

Exhibit
Number		Description

10	.12(10)#	2004 Employee Stock Purchase Plan
10	.13(11)#	Employment Letter Agreement, dated July 12, 1999, as amended on January 20, 2004 and May 23, 2006, between NuVasive, Inc. and Alexis V. Lukianov
10	.14(8)#	Bonus Agreement, dated February 25, 2000, between NuVasive, Inc. and Alexis V. Lukianov
10	.15(8)#	Employment Agreement, dated December 20, 2002, as amended on January 20, 2004, between NuVasive, Inc. and Kevin C. O’Boyle
10	.16(11)#	Employment Agreement, dated January 20, 2004, as amended on May 23, 2006, between NuVasive, Inc. and Keith Valentine
10	.17(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Patrick Miles
10	.18(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and James J. Skinner
10	.19(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and G. Bryan Cornwall
10	.20(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Jonathan D. Spangler
10	.21(12)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jeffrey P. Rydin
10	.22(12)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jason M. Hannon
10	.23(8)#	Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers
10.24		Patent Purchase Agreement, dated June 21, 2002, by and among NuVasive, Inc. and Drs. Anthony Ross and Peter Guagliano
10	.25(8)†	Intellectual Property Purchase Agreement, dated October 10, 2002, between NuVasive, Inc. and Spine Partners, LLC
10	.26(5)†	Intellectual Property Purchase Agreement Addendum, dated as of August 12, 2005, by and between NuVasive, Inc. and Spine Partners, LLC
10	.27(10)†	Development, Production and Marketing Services Agreement, dated December 30, 1999, as amended, by and between NuVasive, Inc. and Tissue Banks International, Inc.
10	.28(10)†	Supply Agreement, dated January 21, 2002, by and between NuVasive, Inc. and Intermountain Tissue Center
10	.29(10)†	Clinical Advisor, Patent Purchase and Development Agreement, dated March 31, 2004, by and between NuVasive, Inc. and James L. Chappuis
10	.30(13)	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc.
10	.31(14)†	Supply Agreement, dated January 14, 2005, by and between NuVasive, Inc. and Blood and Tissue Center of Central Texas
10	.32(3)†	Exclusive Manufacturing Agreement, dated as of August 4, 2005, by and between NuVasive, Inc. and Pearsalls Limited
10	.33(4)†	Amendment No. 1 to Exclusive Manufacturing Agreement and Services Agreement, dated as of September 26, 2006, by and between NuVasive, Inc. and Pearsalls Limited
10	.34(15)†	Master Technology and Services Agreement, dated September 2, 2005, and Master Technology and Services Agreement Amendment #1, dated December 16, 2005, each by and between NuVasive, Inc. and Medidata Solutions, Inc.
10	.35(11)	Earnest Money Contract and Agreement, dated May 26, 2006, between NuVasive, Inc. and New York Life Insurance Company
10	.36(16)#	Description of 2006 performance bonus arrangements for our executive officers
10	.37(17)#	Description of 2007 annual salaries for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers
10	.38(18)#	Summary of the 2007 bonus payments to our Chief Executive Officer, our Chief Financial Officer and our other named executive officers
21.1		List of subsidiaries of NuVasive, Inc.
23.1		Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on June 9, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2005.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 29, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2005.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 25, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004.

(9)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004.

(10)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 30, 2006.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 7, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 21, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 22, 2005.

(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 13, 2006.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 22, 2007.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 23, 2007.

(19)	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 15, 2006.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007, and copies of the form of proxy to be used for such Annual Meeting, will be furnished to the SEC prior to the time they are distributed to the Registrant’s Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2007

By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: March 15, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexis V. Lukianov and Kevin C. O’Boyle, jointly and severally, his or her attorneys-in -fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in -fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexis V. Lukianov Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ Kevin C. O’Boyle Kevin C. O’Boyle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Jack R. Blair Jack R. Blair	Director	March 15, 2007

/s/ James C. Blair James C. Blair	Director	March 15, 2007

Signature	Title	Date

/s/ Peter C. Farrell Peter C. Farrell	Director	March 15, 2007

/s/ Robert J. Hunt Robert J. Hunt	Director	March 15, 2007

/s/ Lesley H. Howe Lesley H. Howe	Director	March 15, 2007

/s/ Hansen Yuan Hansen Yuan	Director	March 15, 2007

NUVASIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NuVasive, Inc.

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, NuVasive, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NuVasive, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
March 12, 2007

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$41,476	$12,545
Short-term investments	73,930	6,945
Accounts receivable, net of allowance of $737 and $613, respectively	18,960	11,662
Inventory, net	18,636	11,870
Prepaid expenses and other current assets	1,716	1,496

Total current assets	154,718	44,518
Property and equipment, net of accumulated depreciation	30,573	17,974
Long-term investments	1,996	—
Intangible assets, net of accumulated amortization	8,441	8,894
Other assets	456	104

Total assets	$196,184	$71,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,589	$5,258
Royalties payable	1,068	400
Accrued payroll and related expenses	8,825	6,031

Total current liabilities	18,482	11,689
Long-term liabilities	1,399	1,665
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005
Common Stock, $.001 par value; 70,000 shares authorized 33,929 and 25,106 issued and outstanding at December 31, 2006 and 2005, respectively	34	25
Additional paid-in capital	333,009	168,143
Deferred compensation	—	(1,195)
Accumulated other comprehensive loss	(25)	(32)
Accumulated deficit	(156,715)	(108,805)

Total stockholders’ equity	176,303	58,136

Total liabilities and stockholders’ equity	$196,184	$71,490

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue	$98,091	$62,606	$39,090
Cost of goods sold	19,028	12,392	10,228

Gross profit	79,063	50,214	28,862
Operating expenses:
Sales, marketing and administrative	95,426	57,020	34,142
Research and development	17,747	11,791	9,360
In-process research and development	—	12,897	—
NeoDisc technology costs	20,116	—	—

Total operating expenses	133,289	81,708	43,502
Interest and other income (expense), net	6,316	1,155	430

Net loss	$(47,910)	$(30,339)	$(14,210)

Net loss per share(1):
Basic and diluted	$(1.47)	$(1.24)	$(0.91)

Weighted-average shares — basic and diluted	32,501	24,473	15,605

(1)	As a result of the conversion of preferred stock into 12,724,000 shares of NuVasive’s common stock upon completion of the initial public offering on May 13, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above. See Note 1 for an unaudited pro forma basic and diluted net loss per share calculation for the periods presented.

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Notes		Accumulated
					Additional	Receivable		Other		Total
	Preferred stock		Common stock		Paid-in	from	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Equity
	(In thousands)

Balance at December 31, 2003	31,586	$32	1,717	$2	$75,046	$(188)	$(566)	$—	$(64,256)	$10,070
IPO proceeds net of offering costs of $7,627	—	—	6,883	7	68,085	—	—	—	—	68,092
Issuance of common stock under employee stock option and purchase plans	—	—	2,600	2	1,093	—	—	—	—	1,095
Issuance of restricted stock	—	—	27	—	292	—	—	—	—	292
Interest on notes from stockholders	—	—	—	—	72	—	—	—	—	72
Forgiveness of notes and interest due from stock holders	—	—	—	—	—	188	—	—	—	188
Compensation expense related to issuance of stock options to non-employees	—	—	—	—	925	—	—	—	—	925
Deferred stock-based compensation	—	—	—	—	7,791	—	(7,791)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	4,916	—	—	4,916
Conversion of preferred stock to common stock	(31,586)	(32)	12,724	13	19	—	—	—	—	—
Unrealized loss on marketable securities and foreign currency translation	—	—	—	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	—	—	—	(14,210)	(14,210)

Balance at December 31, 2004	—	—	23,951	24	153,323	—	(3,441)	(43)	(78,466)	71,397
Issuance of common stock under employee stock option and purchase plans	—	—	485	—	1,757	—	—	—	—	1,757
Issuance of common stock for acquisitions	—	—	670	1	12,269	—	—	—	—	12,270
Compensation expense related to issuance of stock options to non- employees	—	—	—	—	988	—	—	—	—	988
Amortization of stock-based compensation	—	—	—	—	(194)	—	2,246	—	—	2,052
Unrealized loss on marketable securities and foreign currency translation	—	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	—	(30,339)	(30,339)

Balance at December 31, 2005	—	—	25,106	25	168,143	—	(1,195)	(32)	(108,805)	58,136
Issuance of common stock under employee stock option and purchase plans	—	—	592	1	2,618	—	—	—	—	2,619
Issuance of common stock for NeoDisc technology costs	—	—	402	0	8,060	—	—	—	—	8,060
Issuance of common stock in secondary offering	—	—	7,829	8	142,038	—	—	—	—	142,046
Elimination of unamortized deferred compensation balance	—	—	—	—	(1,195)	—	1,195	—	—	—
Stock based compensation	—	—	—	—	13,345	—	—	—	—	13,345
Unrealized loss on marketable securities and foreign currency translation	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(47,910)	(47,910)

Balance at December 31, 2006	—	$—	33,929	$34	$333,009	$—	$—	$(25)	$(156,715)	$176,303

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net loss	$(47,910)	$(30,339)	$(14,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,350	4,359	2,298
In-process research and development	—	12,897	—
NeoDisc technology costs	8,060	—	9
Stock-based compensation	13,345	3,040	6,143
Reserve recorded for obsolete inventory in connection with planned 2006 product introductions and enhancements	343	—	—
Write-off of NuVasive assets in conjunction with acquisition of RSB Spine LLC	—	497	—
Allowance for doubtful accounts	124	443	(65)
Allowance for excess and obsolete inventory	1,769	535	(343)
Other	53	42	413
Changes in operating assets and liabilities:
Accounts receivable	(7,422)	(5,219)	(2,977)
Inventory	(8,878)	(6,864)	(1,494)
Prepaid expenses and other current assets	(220)	(370)	(398)
Accounts payable and accrued liabilities	3,987	(1,303)	1,166
Accrued payroll and related expenses	2,794	2,427	893

Net cash used in operating activities	(25,605)	(19,855)	(8,565)
Investing activities:
Cash paid for acquisitions	—	(8,800)	—
Purchases of property and equipment	(20,396)	(12,675)	(6,139)
Purchases of short-term investments	(130,510)	(44,918)	(108,342)
Sales of short-term investments	63,525	88,566	61,723
Purchases of long-term investments	(1,996)	—	—
Other assets	(452)	(75)	70

Net cash provided by (used in) investing activities	(89,829)	22,098	(52,688)
Financing activities:
Proceeds from notes payable	—	—	1,364
Payments of long-term liabilities	(300)	(18)	(6,369)
Issuance of common stock	144,665	1,760	69,187

Net cash provided by financing activities	144,365	1,742	64,182

Increase (decrease) in cash and cash equivalents	28,931	3,985	2,929
Cash and cash equivalents at beginning of year	12,545	8,560	5,631

Cash and cash equivalents at end of year	$41,476	$12,545	$8,560

Supplemental disclosure of non-cash transactions:
Issuance of common stock for NeoDisc technology costs	$8,060	$—	$—

Issuance of common stock in connection with acquisitions of Pearsalls Limited technology assets, RSB and Riverbend	$—	$12,270	$—

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Description of Business.  NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar and cervical spine fusion. The principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, as well as a growing offering of cervical and motion preservation products. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines NeuroVision, a nerve avoidance system, MaXcess, a minimally invasive surgical system, and specialized implants.

The Company loans its NeuroVision systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. In addition, NeuroVision, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company also sells a small quantity of MAS instrument sets, and MaXcess and NeuroVision systems to hospitals. The Company also offers a range of bone allograft in patented saline packaging and spine implants such as rods, plates and screws. Implants and disposables are shipped from the Company’s facilities or from limited disposable inventories stored at sales agents’ sites.

The Company also focuses significant efforts on a research and development pipeline emphasizing both MAS and motion preservation products such as total disc replacement and nucleus-like cervical disc replacement.

In 2006, the Company began its first clinical trial in the United States for the NeoDisc cervical disc replacement device.

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

Reclassification.  Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation. Specifically, the following reclassifications have been made:

•	Beginning in 2006, the Company reclassified revenue related to freight charges, net of reserves on such revenue. Such amounts historically were recorded as an offset to sales, marketing and administrative expense, and now are recorded as revenue on the statement of operations in accordance with Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Freight revenue in 2006, 2005 and 2004 was $1.1 million, $817,000 and $687,000, respectively.

•	In 2006, the Company began presenting sales and marketing expense combined with general and administrative expense in a line titled sales, marketing and administrative expense in the statement of operations.

•	Prior to 2006, stock compensation expense was disclosed in the statement of operations as a separate element of operating expense. In 2006, stock compensation expense is included in the related expense category within operations.

Prior year revenue and expenses have been reclassified to conform to these presentation changes.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, Cash Equivalents and Short-term Investments.  The Company classifies investments with original maturities of 90 days or less when acquired as cash equivalents. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a component of accumulated other comprehensive loss. Any unrealized gains or losses deemed other than temporary will be reflected in interest and other income (expense), net. The cost of securities sold is based on the specific identification method and realized gains and losses are included in interest and other income (expense), net. The Company has cash equivalents and investments with various high quality institutions and, by policy, limits the amount of credit exposure to any one institution.

Accounts Receivable and Related Valuation Account.  Accounts receivable in the accompanying consolidated balance sheets are presented net of allowance for doubtful accounts.

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for specific receivables if and when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices as well as a review of the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Inventory.  Inventory is stated at the lower of cost or market and is recorded in cost of goods sold based on a method that approximates specific identification. The Company reviews the components of its inventory on a periodic basis for excess, obsolete and impaired inventory, and records a reserve for the identified items. At December 31, 2006 and 2005, the balance of the reserve for excess and obsolete inventory is $2.9 million and $1.3 million, respectively.

Long-Term Assets.  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (ranging from two to seven years). Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Building and improvements are depreciated over a period of 20 years. Intangible assets consist of purchased technology and are amortized on a straight-line basis over their estimated useful lives of 17 years, the life of the related patents. The Company evaluates its long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, the Company reduces the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. The evaluation of intangible assets is based on the estimated undiscounted future cash flows of the technology over the remaining amortization period.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the third quarter of 2006, the Company launched several new products and/or product enhancements, including the MaXcess III retractor system, next generation instrument sets for spine fusion procedures and three new radiolucent CoRoent® implants. In connection with these launches, certain instruments were rendered obsolete as of the launch date. As a result, the Company reduced the useful life of such instruments to end on the respective launch dates and incurred additional depreciation expense of $646,000 in the second half of 2006. This depreciation expense is included in cost of goods sold in the accompanying statement of operations for the year ended December 31, 2006.

The Company has not recognized any other impairment losses on its long-term assets through December 31, 2006.

Revenue Recognition.  The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon receipt of a purchase order from the hospital indicating product use or implantation or upon shipment to third party customers who immediately accept title. Revenue from the sale of NeuroVision units and instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Research and Development.  Research and development costs are expensed as incurred.

Product Shipment Costs.  Product shipment costs are included in sales, marketing and administrative expense in the accompanying consolidated statements of operations.

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

Net Loss Per Share.  The Company computes net loss per share using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Due to the net loss reported in all periods, the effect of stock options and warrants is anti-dilutive and is therefore excluded. Although these options and warrants are currently not included in the net loss per share calculation, they could be dilutive when, and if, the Company reports future earnings.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual net loss per share amounts for the periods presented were computed based on the shares of common stock outstanding during the respective periods. The actual net loss per share for the year ended December 31, 2004 reflects the 6,883,000 shares of our common stock issued in our initial public offering on May 13, 2004 and the 12,724,000 shares of our common stock issued upon conversion of our preferred stock in conjunction with the initial public offering. As a result of the issuance of the common shares on May 13, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented below. In order to provide a more relevant measure of our operating results, the following unaudited pro forma net loss per share calculation for 2004 has been provided. The shares used to compute unaudited pro forma basic and diluted net loss per share represent the weighted-average common shares used to calculate actual basic and diluted net loss per share increased to include the assumed conversion of all outstanding shares of preferred stock into shares of common stock using the as-if converted method as of the beginning of 2004.

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Actual:
Numerator:
Reported net loss	$(47,910)	$(30,339)	$(14,210)

Denominator:
Weighted-average common shares	32,511	24,510	15,790
Weighted-average unvested common shares subject to repurchase	(10)	(37)	(185)

Denominator for basic and diluted net loss per share	32,501	24,473	15,605

Basic and diluted net loss per share	$(1.47)	$(1.24)	$(0.91)

Pro forma:
Numerator:
Reported net loss used above			$(14,210)

Denominator:
Shares used above			15,605
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock			4,659

			20,264

Pro forma basic and diluted net loss per share			$(0.70)

In 2006, 2005, and 2004, potential common stock equivalents excluded from historical basic and diluted loss per share because of their anti-dilutive effect totaled 3.9 million, 3.3 million and 3.2 million, respectively.

Stock-Based Compensation.  On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and non-employee director services and requires the Company to expense the estimated fair value of these awards over the requisite service period. The Company has no awards with market or performance conditions. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based awards to employees and directors using the

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance.

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

Comprehensive Income (Loss).  SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss which includes the unrealized gain (loss) on short-term investments and foreign currency translation adjustments for the years ended December 31, 2006, 2005 and 2004, did not differ significantly from the reported net loss.

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

The total purchase consideration of $8.5 million consisted of cash paid of $4.0 million, including professional fees, common stock issued valued at $3.5 million for accounting purposes and deferred consideration payable of $1.1 million.

The allocation of the purchase consideration to the assets and liabilities acquired resulted in an excess of the fair value of net tangible and intangible assets acquired over the total purchase price of approximately $874,000 which has been recorded as a long-term liability in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.

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

In exchange for contingent cash payments totaling $500,000 through June 2009, the purchase agreement granted NuVasive the right of first refusal on all additional existing technologies and any future technology that may be developed by RSB in the five years following the closing date. Through December 31, 2006, a total of $200,000 has been paid under this term of the agreement. In January 2007, an additional agreement was entered into with RSB under which the Company relinquished its right of first refusal to certain technologies that may be developed by RSB and eliminated its contingent obligation to make the additional $300,000 in cash payments and agreed to make one additional non-contingent cash payment of $50,000 in June 2009.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the original transaction with RSB, NuVasive has written off assets, consisting primarily of inventory, totaling approximately $497,000 for the initial alpha/beta testing of the Company’s own cervical plate under development. The charge is recorded in cost of goods sold in the accompanying consolidated statement of operations for the year ended December 31, 2005.

3.	Asset Acquisitions

On August 4, 2005, NuVasive acquired technology and assets from Pearsalls Limited, a privately-owned company based in the United Kingdom (Pearsalls). The acquired assets include an investigational nucleus-like cervical disc replacement device called NeoDisc. Also acquired was all of Pearsall’s intellectual property related to embroidery technology for use in surgical implants. NuVasive made a closing payment of $12.0 million, consisting of $5.0 million in cash and $7.0 million in unregistered common stock which has subsequently been registered. In addition, the transaction provided for NuVasive to make additional payments totaling up to $31.5 million as progress is made towards FDA approval for marketing of the NeoDisc product. Finally, the agreement called for Pearsalls to receive a royalty of 5% on NeoDisc product sales. No royalties will be due on other products based on the acquired technology, except for a limited royalty on products for non-spine applications.

The total purchase consideration of $13.0 million consisted of cash paid of $5.3 million, including professional fees, and common stock issued valued at $7.7 million for accounting purposes.

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

In June 2006, the Company received conditional FDA approval of the Investigational Device Exemption to begin clinical trial enrollment for our NeoDisc cervical disc replacement device. This FDA approval was a development milestone under the Pearsall’s agreement, and resulted in a payment obligation by us of $10.5 million which accrued in the second quarter of 2006. In September 2006, the Company entered into an additional agreement with Pearsalls, resulting in a total payment of $20.0 million in settlement of (i) the $10.5 million liability recorded in the second quarter of 2006; (ii) future contingent milestone payments of up to $21.0 million; and (iii) certain future contingent royalty payments; all of which relate to NeoDisc and related technology. The terms of the additional agreement also render the manufacturing relationship for NeoDisc non-exclusive, giving NuVasive control over the manufacturing of NeoDisc, and effects the transfer of intellectual property rights to NuVasive. The $20 million total payment consisted of $12 million in cash and $8 million in NuVasive stock and is recorded as technology development costs in the consolidated statement of operations. The total charge recorded in 2006 was $20.1 million, including transaction costs, and has been charged to expense in 2006 because the projects associated with the IPRD efforts, as of the date of the 2006 transaction, had still not yet reached technological feasibility and the continuing research and development in process had no alternative future uses.

On August 12, 2005, NuVasive acquired assets and intellectual property from RiverBend Design LLC (RiverBend), pursuant to the terms of an Intellectual Property Purchase Agreement. The acquired intellectual property includes a patent application and related technology and know-how for use in developing dynamic stabilization products. NuVasive made a closing payment to RiverBend of 51,308 unregistered shares of common stock which have subsequently been registered. In addition, NuVasive will make royalty payments to RiverBend based on sales of products based on the acquired technology. The purchase price of $1.0 million has been allocated to purchased technology and is being amortized on a straight-line basis over the estimated useful life of 17 years.

At the same time as the transaction with RiverBend, NuVasive executed an Intellectual Property Purchase Agreement Addendum (the Addendum) with Spine Partners LLC (Spine Partners), a company affiliated with RiverBend. The Addendum amended the terms of the Intellectual Property Purchase Agreement dated October 10,

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, between NuVasive and Spine Partners. The Addendum adjusts the royalty payments due to Spine Partners for the NuVasive SpheRx multi-axial pedicle screws. The Addendum also effects the transfer to NuVasive of multiple patent applications and related technology and know-how relating to pedicle-based dynamic stabilization systems.

4.	Balance Sheet Details

Cash Equivalents and Investments.  Short-term investments include auction rate securities, commercial paper, government securities and corporate bonds that are classified as available-for-sale as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

December 31, 2006
Classified as current assets
Money market funds	$8,910	$8,910
Commercial paper	66,733	66,708
Auction rate securities	26,600	26,600

	102,243	102,218
Less cash equivalents	28,288	28,288

Short-term investments	73,951	73,930
Classified as non-current assets
Federal agencies	2,000	1,996

Total investments at December 31, 2006	$75,951	$75,926

December 31, 2005
Classified as current assets
Money market funds	$4,899	$4,899
Commercial paper	6,959	6,958
US government agencies	5,489	5,461
Corporate bonds	999	999

	18,346	18,317
Less cash equivalents	11,373	11,372

Total investments at December 31, 2005	$6,973	$6,945

As of December 31, 2006, the stated maturities of our investments are $102.2 million within one year and $2.0 million within one to two years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. There are no material unrealized gains or losses at either December 31, 2006 or 2005.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment.  Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Loaner equipment	$28,725	$17,972
Machinery and equipment	6,267	4,696
Computer equipment	2,232	1,195
Leasehold improvements	2,884	2,555
Furniture and fixtures	1,239	1,093
Building and improvements	4,840	—

	46,187	27,511
Less: accumulated depreciation and amortization	(15,614)	(9,537)

	$30,573	$17,974

Intangible assets.  Intangible assets were acquired in connection with the business combination and asset acquisitions discussed in Note Nos. 2 and 3 and consist primarily of purchased technology acquired in 2005 with a cost of $9.2 million and accumulated amortization of $847,000 at December 31, 2006. Estimated annual amortization of the balance of intangible asset balance as of December 31, 2006 is $541,000 through the second quarter of 2022.

Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005

Accounts payable	$3,543	$1,100
Accrued expense	3,216	2,556
Other	1,830	1,602

	$8,589	$5,258

5.	Commitments and Contingencies

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s future minimum annual lease payments and long-term contractual obligations for years ending after December 31, 2006 are as follows (in thousands):

		Other
	Operating	Contractual
	Lease	Obligations

2007	$1,194	$1,965
2008	1,230	1,830
2009	1,267	1,770
2010	1,304	1,373
2011	1,344	1,366
Thereafter	921	5,718

Total minimum payments	$7,260	$14,022

Other contractual obligations consist of certain intellectual property purchase and consulting agreements for which the Company is required to make annual payments.

In connection with the acquisition of RSB described in Note 2, we are contingently obligated to make additional annual payments over a period of 12 years based upon sales of the products derived from the cervical plate technology. Through December 31, 2006, these amounts have not been significant.

In addition, as a result of our acquisition of Radius Medical LLC in January 2007, we are obligated to purchase, on an annual basis, a minimum number of units of Formagraft from Maxigen Biotech, Inc. at an annual cost of approximately $900,000.

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

Rent expense was approximately $1.3 million for each of the years ended December 31, 2006 and 2005, and $432,000 for the year ended December 31, 2004.

The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.

6.	Stockholders’ Equity

Common Stock.  In May 2004, the Company completed an initial public offering whereby 6,882,991 shares of the Company’s common stock were sold at an offering price of $11 per share. All 6,882,991 shares were sold by the Company and there were no selling shareholders. The Company received net proceeds of approximately $68.1 million in connection with the offering. In February 2006, the Company completed the sale of 7,829,120 shares of common stock resulting in total net proceeds of approximately $142.0 million.

Convertible Preferred Stock.  All outstanding shares of convertible preferred stock consisting of 12,724,000 shares prior to the initial public offering, converted to common in connection with the initial public offering on May 13, 2004.

There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2006 and 2005.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2004 Plan provides for the grant of incentive and nonstatutory stock options and rights to purchase stock to employees, directors and consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. In addition, the board of directors has provided for the acceleration of 50% of the unvested options of all employees upon a change in control and the vesting of the remaining unvested options for those employees that are involuntarily terminated within a year of the change in control.

Also in April 2004, the board of directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the board of directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. In 2006, 2005 and 2004, 106,258, 57,276 and 25,799 shares, respectively, were purchased under the ESPP and 401,000 remain available for issuance under the ESPP as of December 31, 2006.

In July 2002, certain executives exercised a total of 910,446 options, the consideration for which included cash of approximately $2,000 and promissory notes of approximately $523,000 payable to the Company. In March 2004, these notes were forgiven by the Company or settled by payment.

In November 2003, the Company amended the 1998 Plan to provide for the acceleration of 50% of the unvested options of all employees upon a change in control and the vesting of the remaining unvested options for those employees that are involuntarily terminated within a year of the change in control. Under FIN 44, the modification to the Plan requires the Company to measure, based on the difference between the fair value of the common stock as of the date of the modification and the exercise price of each unvested option, the potential charge that would be recorded as additional compensation expense should the change in control provision be triggered prior to when the employees would have vested in the options under the original terms of the option grants. Based on the unvested employee options as of December 31, 2006, and the market value of the Company’s common stock on that date, the exposure to the Company related to the modification to the Plan is $2.1 million. The potential charge is

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced as employees continue to vest in their options over the normal four-year vesting period, thereby decreasing the unvested portion of the options on which the potential charge is based. Assuming the acceleration is not triggered, the potential exposure is reduced to zero by September 2007.

Through December 31, 2005, the Company had recorded deferred stock-based compensation for certain options granted during 2003 and 2004, of $771,000 and $7,791,000, respectively, for the incremental difference at the grant date between the fair value per share determined by the board of directors and the deemed fair value per share determined solely for financial reporting purposes in conjunction with the Company’s initial public offering. Deferred stock-based compensation was recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28), over the vesting period of the related options, generally four years. Amortization of deferred stock-based compensation through December 31, 2005, net of terminations, was $7.2 million. Upon adoption of SFAS 123(R), the unamortized balance of deferred compensation of $1.2 million at December 31, 2005 was reclassified to additional paid in capital in the Company’s consolidated balance sheet. Compensation expense in 2006 and subsequent years, calculated in accordance with SFAS 123(R), related to these options is included as a component of the related expense category within operating expenses.

Stock-Based Compensation.  On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for employee and non-employee director services and requires the Company to expense the estimated fair value of these awards over the requisite employee service period. The Company has no awards with market or performance conditions. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, which provided supplemental implementation guidance for SFAS 123(R). The Company has applied the provisions of SAB 107 in the adoption of SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based awards to employees and directors using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees, and related guidance.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to estimate the fair value of (i) stock options granted for the years ended December 31, 2006, 2005 and 2004 and (ii) stock purchase rights under the Employee Stock Purchase Plan (ESPP) for the year ended December 31, 2006 are as follows:

	Year Ended December 31,
	2006	2005	2004
	Actual	Pro Forma	Pro Forma

Stock Options
Volatility	65%	60%	60%
Expected term (years)	2.5 to 4.5	5.0	5.0
Risk free interest rate	4.4% to 5.1%	4.1%	3.2%
Expected dividend yield	0.0%	0.0%	0.0%
ESPP(1)
Volatility	65%	N/A	N/A
Expected term (years)	0.5
Risk free interest rate	4.4% to 5.0%
Expected dividend yield	0.0%

(1)	Shares issued under the ESPP were insignificant in periods prior to 2006.

The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows for the three years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(In thousands,
	except per share amounts)

Sales, marketing and administrative expense	$10,581	$1,635	$3,927
Research and development expense	2,764	1,405	2,216

Stock based compensation expense	$13,345	$3,040	$6,143

Effect on basic and diluted net loss per share	$(0.41)	$(0.12)	$(0.39)

Stock-based compensation related to stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of December 31, 2006, there was $9.1 million of unrecognized compensation expense for stock options which is expected to be recognized over a weighted-average period of approximately 1.2 years. In addition, as of December 31, 2006, there was $510,000 of unrecognized compensation expense for shares expected to be issued under the employee stock purchase plan which is expected to be recognized through April 2007, The total intrinsic value of options exercised was $8.0 million, $5.4 million and $4.5 million, respectively, the years ended December 31, 2006, 2005 and 2004.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net losses as if the Company had applied the fair value recognition provisions of SFAS 123 to determine stock-based compensation in 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(In thousands,
	except per share amounts)

Net loss as reported	$(30,339)	$(14,210)
Add: Stock-based compensation included in net loss	2,052	4,916
Deduct: Stock-based employee and director compensation expense determined under fair value method for all awards	(5,209)	(7,170)

Pro forma net loss	$(33,496)	$(16,464)

Basic and diluted net loss per share as reported	$(1.24)	$(0.91)

Basic and diluted pro forma net loss per share	$(1.37)	$(1.06)

Following is a summary of stock option activity through December 31, 2006 under all stock option plans:

			Weighted-Average	Aggregate
		Weighted	Remaining	Intrinsic
	Underlying	Avg. Exercise	Contractual	Value as of
	Shares	Price	Term (Years)	December 31, 2006
	(In thousands, except per share data)

Outstanding at December 31, 2003	1,711	$0.68
Granted	2,168	$6.85
Exercised	(811)	$0.84
Cancelled	(98)	$4.01

Outstanding at December 31, 2004	2,970	$5.02
Granted	1,043	$15.70
Exercised	(427)	$3.02
Cancelled	(316)	$9.37

Outstanding at December 31, 2005	3,270	$8.27
Granted	1,331	$18.41
Exercised	(485)	$2.99
Cancelled	(205)	$13.70

Outstanding at December 31, 2006	3,911	$12.07	7.95	$43,204

Exercisable at December 31, 2006	1,989	$7.76	7.24	$30,518

Vested or Expected to Vest at December 31, 2006	3,855	$11.95	7.90	$42,962

The weighted-average fair value of options granted in the years ended December 31, 2006, 2005 and 2004, was $9.68, $8.64 and $6.85 per share, respectively. The aggregate intrinsic value of options at December 31, 2006 is based on the Company’s closing stock price on December 31, 2006 of $23.10. The Company received $1.5 million, $1.3 million and $678,000 in proceeds from the exercise of stock options during the years ended December 31, 2006, 2005 and 2004, respectively.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining			Average
	Number of	Contractual Life	Weighted Average	Number of	Exercise
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Price
	(Shares in thousands)

$ 0.25 to $ 0.63	302	5.52	$0.61	288	$0.61
$ 0.75 to $ 3.75	707	6.98	$3.61	654	$3.63
$ 9.41 to $11.25	915	7.72	$9.88	690	$9.83
$11.40 to $18.00	881	8.5	$16.70	238	$16.11
$18.07 to $25.05	1,106	8.97	$18.70	119	$19.05

$ 0.25 to $25.05	3,911	7.95	$12.07	1,989	$7.76

Common Stock Reserved for Future Issuance.  The following table summarizes common shares reserved for issuance at December 31, 2006 on exercise or conversion of (in thousands):

Convertible preferred stock warrants	9
Common stock options:
Issued and outstanding	3,911
Available for future grant	286
Available for issuance under the Employee Stock Purchase Plan	401

Total shares reserved for future issuance	4,607

The Company recorded expense of $785,000, $988,000 and $925,000 and in 2006, 2005, and 2004, respectively, related to the vesting of stock options granted to non-employees under consulting agreements, in accordance with EITF 96-18.

7.	Income Taxes

Due to the Company’s net loss position for the years ended December 31, 2006, 2005 and 2004, and the Company’s determination that realization of the deferred tax assets is not more likely than not, the Company has recorded a full valuation allowance against deferred tax assets. Accordingly, there was no provision or benefit for income taxes recorded in the years presented.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$35,556	$30,733
Income tax credit carryforwards	4,720	4,375
Capitalized assets and other	11,398	5,749
Other	6,965	2,559

	58,639	43,416
Valuation allowance	(58,639)	(43,416)

Total deferred tax assets, net of valuation allowance	$—	$—

There are no deferred tax liabilities at December 31, 2006 and 2005. The Company has established a valuation allowance against its deferred tax asset due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced. As a result of the adoption of SFAS 123R the company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. At December 31, 2006, deferred tax assets do not include $3.2 million of excess tax benefits from share based compensation.

At December 31, 2006, the Company had federal and state tax loss carryforwards of approximately $102.1 million and $72.3 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2012 and 2007, if unused. At December 31, 2006, the Company had federal and state tax credit carryforwards of approximately $3.0 million and $2.6 million, respectively. The federal credits will begin to expire in 2012.

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

8.	Subsequent Events

On January 23, 2007, the Company and Radius Medical, LLC (“Radius”), along with certain members and managers of Radius, entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the acquisition by NuVasive of substantially all of Radius’ right, title and interest in and to the assets used by Radius in connection with the design, development, marketing and distribution of collagen-based medical biomaterials, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto. On the closing of the transaction, Radius received approximately $5,663,000 in cash and 451,677 unregistered shares of NuVasive common stock, which were subsequently registered. NuVasive also funded at closing $2,000,000 in cash into an escrow account, which will be maintained for a period of 18 months to secure the indemnification obligations of Radius and its members under the Purchase Agreement. At the end of this eighteen month period, the funds held in escrow that are not subject to pending indemnification claims will be disbursed to Radius.

In addition, on the effective date of the registration statement to register the common shares issued on the closing date, a cash payment was to be made (i) by Radius to NuVasive in the amount by which the trading value of

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares, as defined, exceeds $10,200,000, or (ii) by NuVasive to Radius in the amount by which the trading value of the Shares, as defined, is less than $10,200,000. On February 13, 2007, the registration statement was declared effective and the adjustment to the purchase was determined to be $693,550, payable by Radius to NuVasive.

As part of the acquisition, NuVasive also acquired, as of January 23, 2007, all of Radius’ right, title and interest in and to that certain Supply Agreement dated November 4, 2004, by and between Maxigen Biotech, Inc. (“MBI”) and Radius, as amended to date (the “MBI Supply Agreement”). Under the MBI Supply Agreement and following NuVasive’s succession to Radius’ interest therein, MBI has agreed to exclusively sell to NuVasive (and NuVasive has agreed to exclusively purchase from MBI) such quantities as NuVasive may order of all current and future products manufactured by MBI for use as synthetic bone graft substitutes consisting of certain collagens or ceramics, for distribution in North America, EU countries, South America and Central America countries, Australia, New Zealand and their respective territories (with additional territories on a non-exclusive basis). NuVasive will be required to purchase certain minimum quantities of product from MBI per calendar year. MBI has also granted to NuVasive an exclusive, perpetual, royalty-free license to use all such MBI products, and all related proprietary rights and proprietary information relating thereto, including without limitation, rights to conduct research and development, develop modifications, improvements or additional products and to use and sell such improvements and additional products. Radius was required to pay MBI a one-time license fee in consideration for the above described license, which obligation NuVasive has not assumed in the acquisition described above.

9.	Effect of New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes  — an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 effective the beginning of fiscal 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of Statement No. 157 to have a material impact on its financial position, results of operations, or cash flows.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands except per share data):

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$19,685	$22,724	$25,194	$30,488
Gross profit	15,805	17,637	20,289	25,332
Total operating expenses	25,009	37,944	40,809	29,527
Net loss	$(8,106)	$(18,470)	$(18,651)	$(2,683)
Basic and diluted net loss per common share	$(0.27)	$(0.56)	$(0.56)	$(0.08)

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$13,272	$15,204	$15,310	$18,820
Gross profit	10,645	12,026	12,008	15,535
Total operating expenses	14,540	16,481	30,748	19,939
Net loss	$(3,555)	$(4,110)	$(18,476)	$(4,198)
Basic and diluted net loss per common share(1)	$(0.15)	$(0.17)	$(0.74)	$(0.17)

NuVasive, Inc.

Schedule II: Valuation Accounts

	Balance at			Balance at
	Beginning of Period	Additions(1)	Deductions(2)	End of Period
	(In thousands)

Accounts Receivable Reserve
Year ended December 31, 2006	$613	$495	$371	$737
Year ended December 31, 2005	$255	$443	$85	$613
Year ended December 31, 2004	$320	$287	$352	$255

	Balance at			Balance at
	Beginning of Period	Additions(3)	Deductions(4)	End of Period

Inventory Reserve
Year ended December 31, 2006	$1,332	$2,441	$917	$2,856
Year ended December 31, 2005	$844	$1,019	$531	$1,332
Year ended December 31, 2004	$1,187	$98	$441	$844

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off, net of recoveries.

(3)	Amount represents excess and obsolete reserve recorded to cost of sales. In 2006, this amount includes a reserve of approximately $343,000 recorded in connection with planned 2006 product introductions and enhancements. In 2005, this amount includes an approximately $484,000 write-off of cervical plate inventory in connection with the acquisition of RSB Spine LLC.

(4)	Excess and obsolete inventory written-off against reserve.

Index to Exhibits

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: Schedule II — Valuation Accounts

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. See subsection (b) below.

(b) Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number		Description

2	.1(1)	Asset Purchase Agreement, dated as of June 3, 2005, by and between NuVasive, Inc. and RSB Spine LLC
2	.2(2)	Agreement, dated as of January 3, 2007, by and between NuVasive, Inc. and RSB Spine LLC
2	.3(3)	Asset Purchase Agreement, dated as of August 4, 2005, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.
2	.4(4)	Amendment No. 1 to Asset Purchase Agreement, dated as of September 26, 2006, by and among NuVasive, Inc., Pearsalls Limited and American Medical Instruments Holdings, Inc.
2	.5(5)†	Intellectual Property Purchase Agreement, dated as of August 12, 2005, by and between NuVasive, Inc. and RiverBend Design LLC
2	.6(6)	Asset Purchase Agreement, dated as of January 23, 2007, by and among NuVasive, Inc. and Radius Medical, LLC, Biologic, LLC, Antone Family Partners, Russel Cook and Duraid Antone
3	.1(7)	Restated Certificate of Incorporation
3	.2(7)	Restated Bylaws
4	.1(8)	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among NuVasive, Inc. and the other parties named therein
4	.2(8)	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among NuVasive, Inc. and the other parties named therein
4	.3(8)	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among NuVasive, Inc. and the other parties named therein
4	.4(3)	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited
4	.5(4)	Registration Rights Agreement Termination Agreement, dated as of September 26, 2006, between NuVasive, Inc. and Pearsalls Limited
4	.6(19)	Specimen Common Stock Certificate
10	.1(8)#	1998 Stock Option/ Stock Issuance Plan
10	.2(8)#	Form of Notice of Grant of Stock Option under our 1998 Stock Option/ Stock Issuance Plan
10	.3(8)#	Form of Stock Option Agreement under our 1998 Stock Option/ Stock Issuance Plan, and form of addendum thereto
10	.4(8)#	Form of Stock Purchase Agreement under our 1998 Stock Option/ Stock Issuance Plan
10	.5(9)#	Form of Stock Issuance Agreement under our 1998 Stock Option/ Stock Issuance Plan

Exhibit
Number		Description

10	.6(9)#	Form of Stock Issuance Agreement under our 1998 Stock Option/ Stock Issuance Plan, dated April 21, 2004, and May 4, 2004
10	.7(10)#	2004 Equity Incentive Plan
10	.8(10)#	Form of Stock Option Award Notice under our 2004 Equity Incentive Plan
10	.9(10)#	Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan
10	.10(10)#	Forms of Restricted Stock Grant Notice and Restricted Stock Agreement under our 2004 Equity Incentive Plan
10	.11(10)#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan
10	.12(10)#	2004 Employee Stock Purchase Plan
10	.13(11)#	Employment Letter Agreement, dated July 12, 1999, as amended on January 20, 2004 and May 23, 2006, between NuVasive, Inc. and Alexis V. Lukianov
10	.14(8)#	Bonus Agreement, dated February 25, 2000, between NuVasive, Inc. and Alexis V. Lukianov
10	.15(8)#	Employment Agreement, dated December 20, 2002, as amended on January 20, 2004, between NuVasive, Inc. and Kevin C. O’Boyle
10	.16(11)#	Employment Agreement, dated January 20, 2004, as amended on May 23, 2006, between NuVasive, Inc. and Keith Valentine
10	.17(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Patrick Miles
10	.18(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and James J. Skinner
10	.19(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and G. Bryan Cornwall
10	.20(8)#	Employment Agreement, dated January 20, 2004, between NuVasive, Inc. and Jonathan D. Spangler
10	.21(12)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jeffrey P. Rydin
10	.22(12)#	Employment Agreement, dated December 5, 2005, between NuVasive, Inc. and Jason M. Hannon
10	.23(8)#	Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers
10.24		Patent Purchase Agreement, dated June 21, 2002, by and among NuVasive, Inc. and Drs. Anthony Ross and Peter Guagliano
10	.25(8)†	Intellectual Property Purchase Agreement, dated October 10, 2002, between NuVasive, Inc. and Spine Partners, LLC
10	.26(5)†	Intellectual Property Purchase Agreement Addendum, dated as of August 12, 2005, by and between NuVasive, Inc. and Spine Partners, LLC
10	.27(10)†	Development, Production and Marketing Services Agreement, dated December 30, 1999, as amended, by and between NuVasive, Inc. and Tissue Banks International, Inc.
10	.28(10)†	Supply Agreement, dated January 21, 2002, by and between NuVasive, Inc. and Intermountain Tissue Center
10	.29(10)†	Clinical Advisor, Patent Purchase and Development Agreement, dated March 31, 2004, by and between NuVasive, Inc. and James L. Chappuis
10	.30(13)	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc.
10	.31(14)†	Supply Agreement, dated January 14, 2005, by and between NuVasive, Inc. and Blood and Tissue Center of Central Texas
10	.32(3)†	Exclusive Manufacturing Agreement, dated as of August 4, 2005, by and between NuVasive, Inc. and Pearsalls Limited
10	.33(4)†	Amendment No. 1 to Exclusive Manufacturing Agreement and Services Agreement, dated as of September 26, 2006, by and between NuVasive, Inc. and Pearsalls Limited
10	.34(15)†	Master Technology and Services Agreement, dated September 2, 2005, and Master Technology and Services Agreement Amendment #1, dated December 16, 2005, each by and between NuVasive, Inc. and Medidata Solutions, Inc.
10	.35(11)	Earnest Money Contract and Agreement, dated May 26, 2006, between NuVasive, Inc. and New York Life Insurance Company
10	.36(16)#	Description of 2006 performance bonus arrangements for our executive officers
10	.37(17)#	Description of 2007 annual salaries for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers
10	.38(18)#	Summary of the 2007 bonus payments to our Chief Executive Officer, our Chief Financial Officer and our other named executive officers

Exhibit
Number	Description

21.1	List of subsidiaries of NuVasive, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on June 9, 2005.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2005.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 29, 2006.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 17, 2005.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 25, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004.

(9)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004.

(10)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 30, 2006.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 7, 2005.

(13)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 21, 2005.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 22, 2005.

(16)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 13, 2006.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 22, 2007.

(18)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 23, 2007.

(19)	Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 15, 2006.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.