Form 10-Q
period 2007-03-31
NUVASIVE INC
filed 2007-05-09
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
     As of April 30, 2007, there were 34,518,496 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except per share data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$37,401	$41,476
Short-term investments	59,015	73,930
Accounts receivable, net	21,485	18,960
Inventory, net	21,606	18,636
Prepaid expenses and other current assets	1,213	1,716

Total current assets	140,720	154,718
Property and equipment, net of accumulated depreciation	29,757	30,573
Intangible assets, net of accumulated amortization	25,745	8,441
Long-term investments	10,463	1,996
Other assets	425	456

Total assets	$207,110	$196,184

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,543	$8,272
Accrued payroll and related expenses	8,108	9,142
Royalties payable	1,386	1,068

Total current liabilities	19,037	18,482
Long-term liabilities	1,409	1,399
Commitments and contingencies
Stockholders’ equity:
Common stock, 70,000 shares authorized 34,509 and 33,929 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	35	34
Additional paid-in capital	347,827	333,009
Accumulated other comprehensive loss	(63)	(25)
Accumulated deficit	(161,135)	(156,715)

Total stockholders’ equity	186,664	176,303

Total liabilities and stockholders’ equity	$207,110	$196,184

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$33,220	$19,685
Cost of goods sold	5,707	3,880

Gross profit	27,513	15,805
Operating expenses:
Sales, marketing and administrative	28,040	21,019
Research and development	5,752	3,990

Total operating expenses	33,792	25,009
Interest and other income, net	1,859	1,098

Net loss	$(4,420)	$(8,106)

Net loss per share:
Basic and diluted	$(0.13)	$(0.27)

Weighted average shares—basic and diluted	34,314	29,649

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(4,420)	$(8,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,854	1,611
Stock-based compensation	3,144	3,601
Allowances and other non-cash adjustments	523	(110)
Changes in operating assets and liabilities:
Accounts receivable	(2,552)	(471)
Inventory	(3,362)	(2,050)
Prepaid expenses and other current assets	376	378
Accounts payable and accrued liabilities	1,410	2,031
Accrued payroll and related expenses	(1,034)	(1,600)

Net cash used in operating activities	(3,061)	(4,716)
Investing activities:
Cash paid for acquisition of Radius Medical LLC	(6,970)	—
Purchases of property and equipment	(1,698)	(1,934)
Sales of short-term investments	45,350	3,050
Purchases of short-term investments	(30,435)	(43,632)
Sales of long-term investments	2,000	—
Purchases of long-term investments	(10,467)	—
Other assets	31	(88)

Net cash used in investing activities	(2,189)	(42,604)
Financing activities:
Issuance of common stock	1,175	142,534

Net cash provided by financing activities	1,175	142,534

Decrease (increase) in cash and cash equivalents	(4,075)	95,214
Cash and cash equivalents at beginning of period	41,476	12,545

Cash and cash equivalents at end of period	$37,401	$107,759

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquisition of Radius Medical LLC	$10,501	$—
See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     Description of Business. NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar, thoracic and cervical spine fusion. The principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS™, as well as a growing offering of cervical and lumbar motion preservation products. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines NeuroVision®, a nerve avoidance system, MaXcess®, a minimally invasive surgical system, and specialized implants.
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
     In the third quarter of 2006, the Company began its first clinical trial in the United States for the NeoDisc™ cervical disc replacement device.
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
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
3. Acquisition of Radius Medical LLC
     On January 23, 2007, the Company and Radius Medical, LLC (“Radius”), along with certain members and managers of Radius, entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the acquisition by NuVasive of substantially all of Radius’ right, title and interest in and to the assets used by Radius in connection with the design, development, marketing and distribution of collagen-based medical biomaterials, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto. The Company has included the results of the acquired Radius operations in its statement of operations from the date of the acquisition. The Company does not consider the Radius acquisition material to its results of operations or financial position, and therefore is not presenting pro forma information.
     Reasons for the Radius Acquisition. The transaction provides NuVasive with a biologic product, Formagraft™, a synthetic bone void filler designed to aid in bone growth with fusion procedures, and a platform for future development. Formagraft received 510(k) clearance from the Food and Drug Administration (FDA) in May 2005. The acquisition is consistent with the Company’s objectives of developing or acquiring innovative technologies.
     On the closing of the transaction, Radius received approximately $5,663,000 in cash and 451,677 unregistered shares of NuVasive common stock, which were subsequently registered. NuVasive also funded at closing $2,000,000 in cash into an escrow account, which will be maintained for a period of eighteen months from the acquisition date to secure the indemnification obligations of Radius and its members under the Purchase Agreement. At the end of this eighteen month period, the funds held in escrow that are not subject to pending indemnification claims will be disbursed to Radius.
     In addition, on the effective date of the registration statement to register the common shares issued on the closing date, a cash payment was to be made (i) by Radius to NuVasive in the amount by which the trading value of the shares, as defined, exceeded $10,200,000, or (ii) by NuVasive to Radius in the amount by which the trading value of the Shares, as defined, was less than $10,200,000. On February 13, 2007, the registration statement was declared effective and the adjustment to the purchase was determined to be $693,000, which was subsequently paid by Radius to NuVasive.
     As part of the acquisition, NuVasive also acquired, as of January 23, 2007, all of Radius’ right, title and interest in and to that certain Supply Agreement dated November 4, 2004, by and between Maxigen Biotech, Inc. (“MBI”) and Radius, as amended to date (the “MBI Supply Agreement”). Under the MBI Supply Agreement and following NuVasive’s succession to Radius’ interest therein, MBI has agreed to exclusively sell to NuVasive (and NuVasive has agreed to exclusively purchase from MBI) such quantities as NuVasive may order of all current and future products manufactured by MBI for use as synthetic bone graft substitutes consisting of certain collagens or ceramics, for distribution in North America, EU countries, South America and Central America countries, Australia, New Zealand and their respective territories (with additional territories on a non-exclusive basis). NuVasive will be required to purchase a minimum of $900,000 of product from MBI per calendar year. MBI has also granted to NuVasive an exclusive, perpetual, royalty-free license to use all such MBI products, and all related proprietary rights and proprietary information relating thereto, including without limitation, rights to conduct research and development, develop modifications, improvements or additional products and to use and sell such improvements and additional products. Radius was required to pay MBI a one-time license fee in consideration for the above described license, which obligation was satisfied by Radius.
     Purchase Price. The total purchase consideration consisted of (in thousands, except share and per share data):

Net cash paid to Radius	$4,970
NuVasive common stock issued on the closing date (451,667 shares at $23.25 per share)	10,501
Cash deposited in escrow	2,000
Acquisition-related costs, consisting primarily of professional fees	306

Total purchase price	$17,777

     The Company has allocated the total purchase consideration to the assets acquired based on their respective fair values at the acquisition date. The following table summarizes the preliminary allocation of the purchase price (in thousands).

Distribution agreement	$9,400
Licensed technology	7,145
Inventory	132
Goodwill	1,100

Total purchase price	$17,777

4. Allowances
     The balances of the allowances for doubtful accounts and excess and obsolete inventory are as follows:

(in thousands)	March 31, 2007	December 31, 2006
Allowance for doubtful accounts	$764	$737
Allowance for excess and obsolete inventory	$3,626	$2,856
5. Net Loss Per Share
     NuVasive computes net loss per share using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Due to the net loss reported in all periods, the effect of stock options and warrants is anti-dilutive and is therefore excluded. Although these options and warrants are currently not included in the net loss per share calculation, they could be dilutive when, and if, the Company reports future earnings.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
Numerator:
Net loss	$(4,420)	$(8,106)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	34,314	29,649

Basic and diluted net loss per share	$(0.13)	$(0.27)

6. Comprehensive Loss
     Comprehensive loss which includes the unrealized gain (loss) on short-term investments and foreign currency translation adjustments for the three-month periods ended March 31, 2007 and 2006, did not differ significantly from the reported net loss.
7. Stock Based Compensation
     For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted in the three-month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Stock Options
Volatility	50%	65%
Expected term (years)	2.5 to 4.5	4.0 to 4.5
Risk free interest rate	4.5% to 4.8%	4.5% to 4.8%
Expected dividend yield	0.0%	0.0%

     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
Sales, marketing and administrative expense	$2,628	$2,789
Research and development expense	516	812

Stock-based compensation expense	$3,144	$3,601

Effect on basic and diluted net loss per share	$(0.09)	$(0.12)

     Stock-based compensation for stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of March 31, 2007, there was $16.9 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.
8. Reclassifications
     Certain reclassifications to prior period information have been made for consistent presentation. Specifically; in 2006, the Company classified all bonus expense in sales, marketing and administrative expense in the statement of operations. Beginning in 2007, such expense is classified according to employee function. Prior year expense of $0.1 million has been reclassified to conform to this presentation change.
9. Effect of New Accounting Pronouncement
     On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The adoption of FIN 48 did not impact the Company’s consolidated financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $58.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards, federal and state research and development (“R&D”) credit carryforwards, amortization of capital assets, and stock compensation. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete an analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is expected that changes during the next 12 months to the unrecognized tax benefits will not impact the Company's effective tax rate.

10. Subsequent Event
     In connection with the acquisition of Radius described in Note 3, NuVasive committed to a separate $2 million equity investment in MBI, the Taiwanese company who manufactures Formagraft and owns a portion of the core technology. On May 1, 2007, the equity investment in MBI was completed resulting in NuVasive ownership of approximately 9% of MBI. The Company will account for this investment at cost.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and in our Annual Report on Form 10-K for the year ending December 31, 2006. We do no intend to update these forward looking statements to reflect future events or circumstances.
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
     We also offer a suite of traditional spine surgery products, including a line of precision-machined cervical and lumbar allograft implants, a titanium surgical mesh system, and related instrumentation. Our line of bone allograft, in our patented saline packaging, is human bone that has been processed and precision shaped for transplant. We also offer fusion plates such as our SmartPlate® Gradient CLP™, a dynamic cervical plate that encompasses a gradient locking mechanism which gradually loads the screws based upon the anatomic requirements. This allows the plate to settle in concert with the settling of the allograft implant that occurs within the disc space over time, offering a better anatomical fit.
     We also have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In particular, we have a pivotal clinical study underway with respect to our NeoDisc™ cervical disc replacement device.
     Since inception, we have been unprofitable. As of March 31, 2007, we had an accumulated deficit of $161.1 million.
     Revenues. The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. We loan our surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, we place NeuroVision, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. These extended loan transactions historically represent less than 10% of our total stock of loaner surgical assets. Our implants and disposables are currently sold and shipped from our San Diego and Memphis facilities or from limited disposable inventories stored at our sales agents’ sites. We recognize revenue for disposables or implants used upon receiving a purchase order from the hospital indicating product use or implantation. In addition, we sell a small number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.
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
     Acquisition of Radius Medical LLC. On January 23, 2007, NuVasive and Radius Medical, LLC (“Radius”), along with certain members and managers of Radius, entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the acquisition by us of substantially all of Radius’ right, title and interest in and to the assets used by Radius in connection with the design, development, marketing and distribution of collagen-based medical biomaterials, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto. The transaction provides us with a biologic product, Formagraft™, a synthetic bone void filler designed to aid in bone growth with fusion procedures, and a platform for future development. Formagraft received 510(k) clearance from the Food and Drug Administration (FDA) in May 2005. The acquisition is consistent with our objective of developing or acquiring innovative technologies.
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
     Long Term Assets. Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for machinery and equipment and three years for loaner instruments. We own land and a building in Memphis, Tennessee that we use as a warehouse and distribution facility. The building is depreciated over a period of 20 years. Maintenance and repairs are expensed as incurred. Intangible assets consist of purchased technology acquired in 2005 and 2007 and the license agreement asset acquired in 2007, and are amortized on a straight-line basis over their estimated useful lives ranging from 14 to 20 years.
     We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any impairment losses on long-term intangible assets through March 31, 2007.
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
     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (GAAP). See our unaudited consolidated financial statements and notes thereto included in this report, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Revenues

	Three months ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Three months ended	$33,220	$19,685	$13,535	68.8%
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
     Over time, the percentage contribution to total revenue from our non-MAS products has decreased. This is due in large part to the focus of the product development and commercialization efforts to our MAS platform.
Cost of Goods Sold

	Three months ended March 31,
(dollars in thousands)	2007	2006	$ Change
Three months ended	$5,707	$3,880	$1,827
Percent of revenue	17.2%	19.7%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.
     Cost of goods sold as a percentage of revenue has decreased over time due to (i) a higher portion of our sales coming from products with higher margins and (ii) efficiencies gained with growth. The increase in cost of goods sold in total dollars in the 2007 period compared to the 2006 period resulted primarily from (i) increased material costs of $0.5 million primarily to support revenue growth; and (ii) increased depreciation expense of $0.9 million incurred on the increased amount of surgical instrument sets we hold for use in surgeries. We expect cost of goods sold, as a percentage of revenue, to remain relatively consistent for the foreseeable future.

Operating Expenses
     Sales, Marketing and Administrative.

	Three months ended March 31,
(dollars in thousands)	2007	2006	$ Change
Three months ended	$28,040	$21,019	$7,021
Percent of revenue	84.4%	106.8%
     Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for personnel engaged in sales, marketing and customer support functions; distributor commissions; surgeon training costs; shareowner (employee) related expenses for our administrative functions; third party professional service fees; amortization of acquired intangible assets; and facilities and insurance expenses.
     The year-over-year increases in sales, marketing, and administrative expenses in absolute dollars in the 2007 period compared to the 2006 period resulted primarily from increases in (i) compensation, commission and other shareowner-related costs associated with the sales force, including distributor commissions, of $2.9 million in 2007, primarily to support revenue growth in 2007 and 2006; (ii) compensation and other shareowner-related costs of $1.7 million in 2007 for administrative personnel to support overall company growth (iii) clinical advisor and royalty expense of $0.6 million in 2007, reflecting the revenue growth in all product lines; and (iv) shipping costs of $0.6 million in 2007, reflecting increased sales.
     In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Our exclusive sales force consists of independent sales agents and directly-employed sales personnel. On a long-term basis, as a percentage of revenue, we expect sales, marketing and administrative costs to decrease over time as we begin to see the synergies of investments we have made (such as our sales force exclusivity transition). However, we have other significant expenses planned that are designed to increase the scalability of our business. For example, we expect to lease additional headquarters space or relocate our corporate headquarters in San Diego, California beginning in the second half of 2007 and continuing in 2008 to accommodate our Company growth. This expansion would result in increased expenses.
     Research and Development.

	Three months ended March 31,
(dollars in thousands)	2007	2006	$ Change
Three months ended	$5,752	$3,990	$1,762
Percent of revenue	17.3%	20.3%
     Research and development expense consists primarily of product research and development, clinical trial costs, regulatory and clinical functions, and shareowner-related expenses. In the third quarter of 2006, we commenced patient enrollment in our NeoDisc clinical trial, which resulted in increased research and development costs subsequent to this date.
     The year-over-year increases in research and development costs in the 2007 period compared to the 2006 period are primarily due to increases in (i) compensation and other shareowner related expenses of $1.1 million in 2007 primarily due to increased headcount to support our product development and enhancement efforts; and (ii) NeoDisc trial costs of $0.9 million in 2007.
     We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities; however, as a percentage of revenue these costs are expected to decrease moderately over time.

Interest and Other Income, Net

	Three months ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Three months ended	$1,859	$1,098	$761	69.3%
Percent of revenue	5.6%	5.6%
     Interest and other income (expense), net consists primarily of interest income. The increases in net interest income in 2007 is due to (i) interest earned on the investment of proceeds of $142.0 million received from our secondary public offering completed in February 2006 and (ii) $0.4 million in other income received in the first quarter of 2007 related to our relinquishment of a right of first refusal to certain technology associated with the 2005 acquisition of RSB Spine LLC.
Stock-Based Compensation

	Three months ended March 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Sales, marketing and administrative expense	$2,628	$2,789	$(170)	(6.1%)
Research and development expense	516	812	(296)	(36.5%)

Stock based compensation expense	$3,144	$3,601	$(466)	(12.9%)

Effect on basic and diluted net loss per share	$(0.09)	$(0.12)
     The assumptions used to estimate the fair value of stock options granted in the three-month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Stock Options
Volatility	50%	65%
Expected term (years)	2.5 to 4.5	4.0 to 4.5
Risk free interest rate	4.5% to 4.8%	4.5% to 4.8%
Expected dividend yield	0.0%	0.0%
     As of March 31, 2006, there was $16.9 million of unrecognized compensation expense for stock options which is expected to be recognized over a weighted-average period of approximately 1.6 years.
   Acquisition of Radius Medical LLC
     On January 23, 2007, we acquired assets used by Radius Medical LLC, or Radius, in connection with the design, development, marketing and distribution of collagen-based medical biomaterials, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto. We made a closing payment of $5,663,000 in cash and 451,677 unregistered shares of our common stock, which were subsequently registered. We also funded at closing $2,000,000 in cash into an escrow account for the benefit of Radius, which will be maintained for a period of 18 months. In addition, on the effective date of the registration statement to register the common shares issued on the closing date, a cash payment was made (i) by Radius to NuVasive in the amount by which the trading value of the shares, as defined, exceeded $10,200,000, or (ii) by NuVasive to Radius in the amount by which the trading value of the Shares, as defined, was less than $10,200,000. On February 13, 2007, the registration statement was declared effective and the adjustment to the purchase was determined to be $693,000, paid by Radius to NuVasive. As part of the acquisition, we also acquired certain rights and obligations under a supply agreement with Maxigen Biotech, Inc with respect to product manufacture.
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of March 31, 2007, we had an accumulated deficit of approximately $161.1 million. We have not yet achieved profitability, and do not expect to be profitable in 2007 after considering stock compensation expense. We expect our research and development, sales, marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities.
     Cash, cash equivalents and short-term and long-term investments was $106.9 million at March 31, 2007 and $117.4 million at December 31, 2006. The decrease was due primarily to the cash used to fund our operations and for the acquisition of Radius Medical LLC.
     Net cash used in operating activities was $3.1 million in the first three months of 2007 compared to $4.7 million the 2006 period. The decrease of net cash used in operating activities of $1.6 million was primarily a result of our improved operating results in the period.
     Net cash used in investing activities was $2.2 million in the first three months of 2007 compared to net cash used in investing activities of $42.6 million in the 2006 period. The decrease in net cash used by investing activities of $44.8 million is primarily due to the investment in the 2006 period of the net proceeds from the February 2006 sale of our common stock.
     Net cash provided by financing activities was $1.2 million in the first three months of 2007 compared to $142.5 million in the 2006 period. The decrease in net cash provided by financing activities of $141.3 million is primarily due to the receipt of net proceeds of $142.0 million from the issuance of common stock in February 2006.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our working capital requirements and of our capital expenditures for additional loaner assets, our operating results, and cash used in any future acquisitions. We have sufficient cash and investments on hand to finance our operations (as currently conducted) for the foreseeable future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to interest rate risk at March 31, 2007, is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2007. Based on such evaluation, our management has concluded as of March 31, 2007, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     As described in our Annual Report on Form 10-K for the year ended December 31, 2006, we have been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. This litigation is still ongoing. The complaints in these cases generally allege that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege negligence and emotional distress causes of action. We have now been dismissed as a defendant in these cases, but appeals questioning our dismissal are pending.
     Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed since that report was filed. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The information contained in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on January 25, 2007, is incorporated by reference into this Quarterly Report.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Agreement, dated as of January 3, 2007, by and between NuVasive, Inc. and RSB Spine LLC

2.2(2)	Asset Purchase Agreement, dated as of January 23, 2007, by and among NuVasive, Inc. and Radius Medical, LLC, Biologic, LLC, Antone Family Partners, Russel Cook and Duraid Antone

3.1 (3)	Restated Certificate of Incorporation

3.2 (3)	Restated Bylaws

10.1#(4)	Description of 2007 annual salaries for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers

10.2(5)#	Summary of the 2007 bonus payments to our Chief Executive Officer, our Chief Financial Officer and our other named executive officers

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2007.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 25, 2006.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 22, 2007.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 22, 2007.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Indicates management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvasive, Inc.

Date: May 9, 2007	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: May 9, 2007	By: /s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
2.1(1)	Agreement, dated as of January 3, 2007, by and between NuVasive, Inc. and RSB Spine LLC

2.2(2)	Asset Purchase Agreement, dated as of January 23, 2007, by and among NuVasive, Inc. and Radius Medical, LLC, Biologic, LLC, Antone Family Partners, Russel Cook and Duraid Antone

3.1 (3)	Restated Certificate of Incorporation

3.2 (3)	Restated Bylaws

10.1#(4)	Description of 2007 annual salaries for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers

10.2(5)#	Summary of the 2007 bonus payments to our Chief Executive Officer, our Chief Financial Officer and our other named executive officers

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2007.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 25, 2006.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 22, 2007.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 22, 2007.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Indicates management contract or compensatory plan.