Form 10-Q
period 2007-09-30
NUVASIVE INC
filed 2007-11-08
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of October 31, 2007, there were 35,111,990 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$56,340	$41,476
Short-term investments	31,843	73,930
Accounts receivable, net	24,330	18,960
Inventory, net	29,291	18,636
Prepaid expenses and other current assets	1,617	1,716

Total current assets	143,421	154,718
Property and equipment, net of accumulated depreciation	36,203	30,573
Intangible assets, net of accumulated amortization	24,864	8,441
Long-term investments	10,499	1,996
Other assets	623	456

Total assets	$215,610	$196,184

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,226	$8,937
Accrued payroll and related expenses	10,707	8,477
Royalties payable	1,504	1,068

Total current liabilities	23,437	18,482
Long-term liabilities	1,115	1,399
Commitments and contingencies
Stockholders’ equity:
Common stock, 70,000 shares authorized; 35,039 and 33,929 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	35	34
Additional paid-in capital	357,878	333,009
Accumulated other comprehensive loss	(21)	(25)
Accumulated deficit	(166,834)	(156,715)

Total stockholders’ equity	191,058	176,303

Total liabilities and stockholders’ equity	$215,610	$196,184

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$38,522	$25,194	$107,360	$67,603
Cost of goods sold	6,925	4,905	19,342	13,872

Gross Profit	31,597	20,289	88,018	53,731

Operating expenses:
Sales, marketing and administrative	28,945	25,539	85,012	69,554
Research and development	6,237	5,654	17,914	14,092
Development milestone expense	—	9,616	—	20,116

Total operating expenses	35,182	40,809	102,926	103,762
Interest and other income, net	1,302	1,869	4,789	4,804

Net loss	$(2,283)	$(18,651)	$(10,119)	$(45,227)

Net loss per share:
Basic and diluted	$(0.07)	$(0.56)	$(0.29)	$(1.41)

Weighted average shares — basic and diluted	34,940	33,281	34,638	32,033

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(10,119)	$(45,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,619	6,013
Stock-based compensation	9,977	10,166
NeoDisc technology costs	—	8,060
Other non-cash adjustments	1,124	1,646
Changes in operating assets and liabilities:
Accounts receivable	(5,871)	(3,460)
Inventory	(11,041)	(6,723)
Prepaid expenses and other current assets	(28)	142
Accounts payable and accrued liabilities	2,537	5,663
Accrued payroll and related expenses	2,230	846

Net cash used in operating activities	(1,572)	(22,874)

Investing activities:
Cash paid for acquisition of Radius Medical, LLC	(6,970)	—
Purchases of property and equipment	(14,103)	(16,705)
Sales of short-term investments	98,218	31,925
Purchases of short-term investments	(56,131)	(93,561)
Sales of long-term investments	7,500	—
Purchases of long-term investments	(16,003)	(2,000)
Other Assets	(167)	(362)

Net cash provided by (used in) investing activities	12,344	(80,703)

Financing activities:
Payment of long-term liabilities	(300)	(300)
Issuance of common stock, including net proceeds from secondary offering in 2006	4,392	143,693

Net cash provided by financing activities	4,092	143,393
Increase in cash and cash equivalents	14,864	39,816
Cash and cash equivalents at beginning of period	41,476	12,545

Cash and cash equivalents at end of period	$56,340	$52,361

Supplemental disclosure of non-cash transaction:
Issuance of common stock in connection with acquisition of Radius Medical LLC	$10,501	$—
Issuance of common stock for NeoDisc technology costs	$—	$8,060

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar, thoracic and cervical spine fusion. The principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS™, as well as a growing offering of cervical and lumbar motion preservation products. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines NeuroVision®, a nerve avoidance system, MaXcess®, a minimally disruptive surgical system, and specialized implants.
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
     The Company also focuses significant research and development efforts on both MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine, (ii) cervical fixation products, and (iii) motion preservation products such as total disc replacement and nucleus-like cervical disc replacement. The Company dedicates significant resources to its sales and marketing efforts, including training spine surgeons on its unique technology and products.
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
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
4. Allowances
     The balances of the allowances for doubtful accounts and excess and obsolete inventory are as follows:

(in thousands)	September 30, 2007	December 31, 2006
Allowance for doubtful accounts	$945	$737
Allowance for excess and obsolete inventory	$3,374	$2,856

5. Net Loss Per Share
     NuVasive computes net loss per share using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Due to the net loss reported in all periods, the effect of stock options is anti-dilutive and is therefore excluded. Although these options are currently not included in the net loss per share calculation, they could be dilutive when, and if, the Company reports future earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net loss	$(2,283)	$(18,651)	$(10,119)	$(45,227)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	34,940	33,281	34,638	32,033

Basic and diluted net loss per share	$(0.07)	$(0.56)	$(0.29)	$(1.41)

6. Comprehensive Loss
     Comprehensive loss which includes the unrealized gain (loss) on short-term investments and foreign currency translation adjustments for the three and nine month periods ended September 30, 2007 and 2006, did not differ significantly from the reported net loss.
7. Stock Based Compensation
     For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options and shares issued under the Employee Stock Purchase Plan, or ESPP, using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock options granted in the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three and Nine Months	Three and Nine Months
	Ended September 30, 2007	Ended September 30, 2006
Stock Options
Volatility	50%	65%
Expected term (years)	2.5 to 4.5	2.5 to 4.5
Risk free interest rate	4.23% - 4.92%	4.5% to 5.1%
Expected dividend yield	0%	0%

ESPP
Volatility	50%	65%
Expected term (years)	0.5	0.5
Risk free interest rate	4.45% - 4.86%	5.0%
Expected dividend yield	0%	0%

     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Sales, marketing and administrative expense	$2,801	$2,679	$8,323	$7,949
Research and development expense	563	664	1,654	2,217

Stock-based compensation expense	$3,364	$3,343	$9,977	$10,166

Effect on basic and diluted net loss per share	$0.10	$0.10	$0.29	$0.32

     Stock-based compensation for stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of September 30, 2007, there was $15.3 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
8. Reclassifications
     Certain reclassifications to prior period information have been made for consistent presentation. Specifically, in 2006 the Company classified all bonus expense in sales, marketing and administrative expense in the statement of operations. Beginning in 2007, such expense is classified according to employee function. Expense of $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2006, respectively, has been reclassified from sales, marketing and administrative expense to research and development expense to conform to this presentation change.
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
10. Subsequent Event
     On November 6, 2007, the Company entered into a 15-year lease agreement for the purpose of relocating our corporate headquarters to an approximately 140,000 square feet two-building campus style complex. Rental payments will consist of base rent of $2.43 per square foot per month, escalating at an annual rate of three percent over the 15-year period of the lease, plus related operating expenses. Relocation to the new facility is expected to be completed in phases in the first and second quarters of 2008. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. In connection with the lease, the Company is required to issue a $3.1 million irrevocable transferrable letter of credit.

     The table below provides the minimum cash payments required under the lease for rent and related operating expenses, as well as the expected amount to be recorded as expense on a straight-line basis (to record the impact of the free-rent period and rent and operating expense escalation ratably over the initial lease term) for these items. Lease expense on the current facility, before any anticipated sublease income, in 2008 is expected to be $1.4 millions.

		Straight-Line
	Cash Payment	Expense for
	for Rent and	Rent and
Year	Operating Costs	Operating Costs
	(In thousands)
2008	$2,441	$5,125
2009	6,086	6,938
2010	6,363	7,035
2011	6,590	7,131
2012	6,825	7,230
2013 and thereafter	84,893	79,739

	$113,198	$113,198

     Subsequent to the relocation date, the Company expects to sublease the current facility through August 2012, the date on which the related lease agreement expires, and expects lease income to approximate lease expense on the current facility.
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
     Our MAS platform combines three categories of our product offerings:
•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, like our SpheRx® pedicle screw systems and CoRoent® suite of implants.

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
     We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In particular, we have a pivotal clinical study underway with respect to our NeoDisc™ cervical disc replacement device.
     Since inception, we have been unprofitable. As of September 30, 2007, we had an accumulated deficit of $166.8 million.
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
     Sales and Marketing. Substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent exclusive sales agents and our own directly employed sales professionals. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Late in 2007 and 2008, we will begin an expansion in international markets focusing initially on European markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
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
     We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any material impairment losses on long-term intangible assets through September 30, 2007.

     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of September 30, 2007 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
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
Results of Operations
Revenues

	September 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Three months ended	$38,522	$25,194	$13,328	52.9%
Nine months ended	$107,360	$67,603	$39,757	58.8%
     Revenues have increased over time due primarily to continued market acceptance of our products within our MAS platform, including NeuroVision, MaXcess disposables, and our specialized implants such as our SpheRx pedicle screw systems and CoRoent suite of products. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions through product introductions in 2006 and 2007 have contributed to revenue growth in 2006 and 2007. Additionally, the completion of our transition to an exclusive sales force in mid-2006 has increased the effort focused on selling our products as well as the overall market penetration.

Cost of Goods Sold

	September 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Three months ended	$6,925	$4,905	$2,020	41.2%
% of revenue	18.0%	19.5%
Nine months ended	$19,342	$13,872	$5,470	39.4%
% of revenue	18.0%	20.5%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.
     Cost of goods sold as a percentage of revenue has decreased over time due to (i) a higher portion of our sales coming from products with higher margins and (ii) efficiencies gained with growth and volume. The increase in cost of goods sold in total dollars in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006, resulted primarily from (i) increased direct costs of $1.2 million and $3.1 million, respectively, primarily to support revenue growth; and (ii) increased depreciation expense of $0.8 million and $2.3 million, respectively, incurred on the increased amount of surgical instrument sets we hold for use in surgeries. We expect cost of goods sold, as a percentage of revenue, to remain relatively consistent for the foreseeable future.
Operating Expenses
     Sales, Marketing and Administrative.

	September 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Three months ended	$28,945	$25,539	$3,406	13.3%
% of revenue	75.1%	101.4%
Nine months ended	$85,012	$69,554	$15,458	22.2%
% of revenue	79.2%	102.9%
     Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for personnel engaged in sales, marketing and customer support functions, distributor commissions, surgeon training costs, shareowner (employee) related expenses for our administrative functions, third party professional service fees, amortization of acquired intangible assets, and facilities and insurance expenses.
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth in the Company, including headcount increases in the second half of 2006 and in 2007. Increases in costs based on revenue, such as sales force compensation, royalty expense, and shipping costs were $1.4 million and $5.6 million for the three and nine month periods ended September 30, 2007, respectively. Total costs related to our sales force, as a percent of revenue, decreased to 30% from 41% for the nine months ended September 30, 2007 compared to the same period in 2006, respectively. Increases in costs as a result of overall company growth and administrative support and marketing headcount increases, were $1.0 and $3.7 million for compensation and other shareowner related costs for the three and nine month periods ended, September 30, 2007, respectively, compared to the same periods in 2006, and other costs of $0.6 and $1.6 million for the three and nine month periods ended, September 30, 2007, respectively, compared to the same periods in 2006.
     In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us in the field of spine products. Our exclusive sales force consists of independent sales agents and directly-employed sales personnel. On a long-term basis, as a percentage of revenue, we expect sales, marketing and administrative costs to continue to decrease over time as we begin to see the synergies of investments we have made (such as our sales force exclusivity transition). However, we have other significant expenses planned that are designed to increase the scalability of our business. For example, we purchased and began the implementation of a new enterprise resource planning software or ERP system in 2007. We will capitalize the majority of the aggregate $7.2 million anticipated cost of the ERP project and amortize them over a 7 year period. In addition, we entered into a lease of a two-building campus-style headquarters complex in November 2007 to accommodate our Company growth. Relocation to the new facility is expected to be in phases in the first and second quarters of 2008, and as a result, we will incur increased facility costs beginning on the relocation dates. Specifically, we expect to incur incremental $5.8 million in facility costs in 2008.

 See Note 10 to the unaudited condensed consolidated financial statements included in this filing for additional information regarding this lease and the expected additional costs related thereto. Subsequent to our relocation to the new facility, we expect to sublease the current 62,000 square foot facility through August 2012, the date on which the related lease agreement expires. We expect to realize sublease income sufficient to cover our expenses on this facility over the term of the sublease; however, we have not yet entered into a sublease agreement and cannot be assured that such a sublease, if any, will provide the anticipated sublease income. Lease expense on the current facility, before any anticipated sublease income, is expected to be $1.4 million in 2008.
     Research and Development.

	September 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Three months ended	$6,237	$5,654	$583	10.3%
% of revenue	16.2%	22.4%
Nine months ended	$17,914	$14,092	$3,822	27.1%
% of revenue	16.7%	20.8%
     Research and development expense consists primarily of product research and development, clinical trial costs, regulatory and clinical functions, and shareowner-related expenses. In the third quarter of 2006, we commenced patient enrollment in our NeoDisc clinical trial, which resulted in increased research and development costs subsequent to this date.
     The increases in research and development costs in the periods presented are primarily due to increases in (i) compensation and other shareowner related expenses of $0.4 million and $1.6 million for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006 primarily due to increased headcount to support our product development and enhancement efforts; and (ii) NeoDisc trial costs of $0.7 million and $2.7 million for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006; partially offset by a decrease in supplies costs of $0.3 million in the three months ended September 30, 2007, compared to the same period in 2006.
     We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities; however, as a percentage of revenue these costs are expected to decrease moderately over time.
Interest and Other Income, Net

	September 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Three months ended	$1,302	$1,869	$(567)	(30.3%)
% of revenue	3.4%	7.4%
Nine months ended	$4,789	$4,804	$(15)	(0.3%)
% of revenue	4.5%	7.1%
     Interest and other income, net consists primarily of interest income. This category also includes, in the first quarter of 2007, other income of $0.4 million related to our relinquishment of a right of first refusal to certain technology associated with the 2005 acquisition of RSB Spine LLC and, in the second quarter of 2007, other income of $0.3 million for an insurance claim settlement. Excluding these items, interest and other income, net decreased in the periods presented due to lower investment balances in the 2007 periods.

Stock-Based Compensation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Sales, marketing and administrative expense	$2,801	$2,679	$8,323	$7,949
Research and development expense	563	664	1,654	2,217

Stock-based compensation expense	$3,364	$3,343	$9,977	$10,166

     We granted approximately 1.3 million options in the first nine months of each of 2007 and 2006 with a per option grant date weighted average fair value of $10.48 and $9.65, respectively. We recognize stock-based compensation expense on a accelerated basis in accordance with FIN 28, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular option within 12 months of its grant date. The changes in stock-based compensation expense in the 2007 periods presented compared to the same periods in 2006 are due primarily to the increased weighted average fair value per option in 2007. For the nine month period ended September 30, 2007 compared to the same period in 2006, the impact of the increased weighted average fair value is offset by lower stock-based compensation related to consultants.
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
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of September 30, 2007, we had an accumulated deficit of approximately $166.8 million. We have not yet achieved profitability, and do not expect to be profitable in 2007 after considering stock compensation expense. We expect our research and development, sales, marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities.
     Cash, cash equivalents and short-term and long-term investments, excluding our investment in MBI, was $96.7 million at September 30, 2007 and $117.4 million at December 31, 2006. The decrease was due primarily to the cash used to fund our operations, to acquire capital assets and surgical instrument sets to support products launched in 2007, for the acquisition of Radius Medical LLC, and for our $2.0 million investment in MBI.

     Net cash used in operating activities was $1.6 million in the first three quarters of 2007 compared to $22.9 million in the same period in 2006. The decrease in net cash used in operating activities of $21.3 million was primarily due to our improved operating results in the period.
     Net cash provided by investing activities was $12.3 million in the first three quarters of 2007 compared to net cash used in investing activities of $80.7 million in the same period in 2006. The increase in net cash provided by investing activities of $93.0 million is primarily due to the 2006 use of cash for the investment of the proceeds of our secondary offering in February 2006, offset by cash of $7.0 million used in the acquisition of Radius Medical LLC, and our $2.0 million investment in MBI.
     Net cash provided by financing activities was $4.1 million in the first three quarters of 2007 compared to $143.4 million in the same period in 2006. The change in net cash provided by financing activities of $139.3 million is primarily due to the receipt of net proceeds of $142.0 million from the issuance of common stock in February 2006.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our working capital requirements and of our capital expenditures for additional loaner assets, our operating results, and cash used in any future acquisitions. In addition, we expect to incur additional capital expenditures for leasehold improvements for the new facility and for the ERP software implementation in 2008. We have sufficient cash and investments on hand to finance our operations (as currently conducted) for the foreseeable future.
Commitments
     As described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we entered into agreements for the acquisition and integration of a new enterprise resource planning software, or ERP, system. These agreements include a software license agreement with SAP America, Inc., pursuant to which we acquired software rights for the ERP software platform. The acquisition cost of the software platform is not material to our business. Pursuant to this agreement, SAP agreed to provide ERP software to us, provide ongoing support during the software implementation process, and to provide longer term technical and professional support. In addition, we executed a customer agreement with International Business Machines Corporation (IBM), pursuant to which we engaged IBM to act as the primary implementer of our ERP software. IBM will provide implementation, consulting, and software customization services during the course of our ERP implementation and beyond. The aggregate costs expected to be incurred under these contracts are approximately $7.2 million through mid-2008. We will capitalize the majority of these costs as long-term assets and amortize them over a 7-year period concurrent with the estimated useful life of the related software.
      On November 6, 2007, the Company entered into a 15-year lease agreement for the purpose of relocating our corporate headquarters to an approximately 140,000 square feet two-building campus style complex. Rental payments will consist of base rent of $2.43 per square foot, escalating at an annual rate of three percent over the 15-year period of the lease, plus related operating expenses. Relocation to the new facility is expected to be completed in phases in the first and second quarters of 2008. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. Under the terms of this lease, NuVasive is required to make minimum lease payments, including operating expenses as follows: $2.4 million in 2008, $6.1 million in 2009, $6.4 million in 2010, $6.6 million in 2011, $6.8 million in 2012, and $84.9 million thereafter for a total of $113.2 million over the 15-year period. In connection with the lease, the Company is required to issue a $3.1 million irrevocable transferrable letter of credit. Subsequent to the relocation dates, the Company expects to sublease the current facility through August 2012, the date on which the related lease agreement expires, and expects lease income to approximate lease expense on the current facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to interest rate risk at September 30, 2007, is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2007. Based on such evaluation, our management has concluded as of September 30, 2007, the Company’s disclosure controls and procedures are effective.
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
Our acquisition of additional office space, and the requirement to sublease our current office space, create increased operating expenses and the potential for costs associated with the sublease.
     We recently executed a lease agreement for a new corporate headquarters. This new office space is approximately double the square footage of our current facility and at a higher rental rate. To avoid a negative impact on our financial results, these additional costs will need to be offset by higher revenues and greater profitability derived from operations. In addition, our lease term for our current facility conitunes through August 2012, which requires us to either find a new tenant for this space or otherwise exit the lease. If we have difficulty finding a new tenant or existing the lease, we could be required to continue paying rent on this facility for a protracted period, which would result in substantial operating costs.
Item 5. Other Information.
     As described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we entered into agreements for the acquisition and integration of a new enterprise resource planning software, or ERP, system. These agreements include a software license agreement with SAP America, Inc., pursuant to which we acquired software rights for the ERP software platform. The acquisition cost of the software platform is not material to our business. Pursuant to this agreement, SAP agreed to provide ERP software to us, provide ongoing support during the software implementation process, and to provide longer term technical and professional support. In addition, we executed a customer agreement with International Business Machines Corporation, or IBM, pursuant to which we engaged IBM to act as the primary implementer of our ERP software. IBM will provide implementation, consulting, and software customization services during the course of our ERP implementation and beyond. The aggregate costs expected to be incurred under these contracts are approximately $7.2 million through mid-2008. We will capitalize the majority of these costs as long-term assets and amortize them over a 7-year period concurrent with the estimated useful life of the related software.
      On November 6, 2007, the Company entered into a 15-year lease agreement for the purpose of relocating our corporate headquarters to an approximately 140,000 square feet two-building campus style complex. Rental payments will consist of base rent of $2.43 per square foot plus related operating expenses. Relocation to the new facility is expected to be completed in phases in the first and second quarters of 2008. Also under the master lease agreement, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. Under the terms of this lease, NuVasive is required to make minimum lease payments, including oerating expenses as follows: $2.4 million in 2008, $6.1 million in 2009, $6.4 million in 2010, $6.6 million in 2011, $6.8 million in 2012, and $84.9 million thereafter for a total of $113.2 million over the 15-year period. In connection with the lease, the Company is required to issue a $3.1 million irrevocable transferrable letter of credit. Subsequent to the relocation dates, the Company expects to sublease the current facility through August 2012, the date on which the related lease agreement expires, and expects lease income to approximate lease expense on the current facility.

Item 6. Exhibits –
EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

10.1	Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuvasive, Inc.

Date: November 8, 2007	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: November 8, 2007	By: /s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

10.1	Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.