Form 10-Q
period 2008-03-31
NUVASIVE INC
filed 2008-05-09
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☑
     As of April 30, 2008 there were 35,566,298 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2008 and 2007	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II—OTHER INFORMATION

Item 1A. Risk Factors	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES
EXHIBIT 4.1
EXHIBIT 4.2
EXHIBIT 4.3
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$258,529	$61,915
Short-term marketable securities	4,952	19,247
Accounts receivable, net	30,335	27,496
Inventory, net	45,684	36,280
Prepaid expenses and other current assets	2,280	1,240

Total current assets	341,780	146,178
Property and equipment, net of accumulated depreciation	54,287	43,538
Intangible assets, net of accumulated amortization	26,159	24,496
Long-term marketable securities	15,118	8,536
Other assets	9,691	2,939

Total assets	$447,035	$225,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,096	$13,839
Accrued payroll and related expenses	10,347	12,075
Royalties payable	1,853	2,076

Total current liabilities	34,296	27,990
Senior convertible notes	230,000	—
Long-term liabilities	989	1,119
Commitments and contingencies
Stockholders’ equity:
Common stock, 70,000 shares authorized; and 35,513 and 35,330 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	35	35
Additional paid-in capital	357,226	364,469
Accumulated other comprehensive income loss	123	54
Accumulated deficit	(175,634)	(167,980)

Total stockholders’ equity	181,750	196,578

Total liabilities and stockholders’ equity	$447,035	$225,687

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$51,184	$33,220
Cost of goods sold	9,095	5,707

Gross Profit	42,089	27,513
Operating expenses:
Sales, marketing and administrative	39,317	28,449
Research and development	6,976	5,343
In-process research and development	4,176	—

Total operating expenses	50,469	33,792

Interest and other income, net	726	1,859

Net loss	$(7,654)	$(4,420)

Net loss per share:
Basic and diluted	$(0.22)	$(0.13)

Weighted average shares — basic and diluted	35,411	34,314

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(7,654)	$(4,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,883	2,854
Stock-based compensation	5,150	3,144
Acquired in-process research and development	4,176	—
Other non-cash adjustments	(47)	523
Changes in operating assets and liabilities:
Accounts receivable	(2,929)	(2,552)
Inventory	(9,306)	(3,362)
Prepaid expenses and other current assets	(1,040)	376
Accounts payable and accrued liabilities	5,260	1,410
Accrued payroll and related expenses	(1,728)	(1,034)

Net cash used in operating activities	(4,235)	(3,061)

Investing activities:
Cash paid for pedicle screw technology	(6,256)	—
Cash paid for acquisition of Radius Medical, LLC	—	(6,970)
Purchases of property and equipment	(11,369)	(1,698)
Sales of short-term marketable securities	17,300	45,350
Purchases of short-term marketable securities	(3,005)	(30,435)
Sales of long-term marketable securities	2,000	2,000
Purchases of long-term marketable securities	(8,582)	(10,467)
Other assets	740	31

Net cash used in investing activities	(9,172)	(2,189)

Financing activities:
Issuance of senior convertible notes, net of issuance costs	222,414	—
Purchase of convertible note hedges	(45,758)	—

Sale of warrants	31,786	—

Issuance of common stock	1,579	1,175

Net cash provided by financing activities	210,021	1,175

Increase (decrease) in cash and cash equivalents	196,614	(4,075)
Cash and cash equivalents at beginning of period	61,915	41,476

Cash and cash equivalents at end of period	$258,529	$37,401

Supplemental disclosure of non-cash transaction:
Issuance of common stock in connection with acquisition of Radius Medical LLC	$—	$10,501
Leasehold improvements paid by lessor	$2,848	$—
See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. Its current product portfolio is focused on applications for lumbar, thoracic and cervical spine fusion. The principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of cervical and lumbar motion preservation products. The Company’s products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. MAS combines NeuroVision®, a nerve avoidance system, MaXcess®, a minimally disruptive surgical system, and specialized implants, including fixation products for fusion and CoRoent® suite of implants. Fusion fixation products include the SpheRx® pedicle screw systems, XLPTM lateral fixation plate, HaloTM Anterior fixation plate, NuVasive Helix ACPTM cervical plate and Gradient PlusTM cervical plate. The Company also offers our Triad® and ExtensureTM lines of bone allograft, in patented saline packaging, and a synthetic bone void filler, FormaGraft®, designed to aid in bone growth with fusion procedures.
     The Company loans its NeuroVision systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. In addition, NeuroVision, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company sells a small quantity of surgical instrument sets and NeuroVision systems to hospitals. The Company offers a range of bone allograft in patented saline packaging and spine implants such as rods, plates and screws. Implants and disposables are shipped from the Company’s facilities or from limited disposable inventories stored at sales agents’ sites.
     NuVasive focuses significant research and development efforts on both MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine, (ii) cervical fixation products, and (iii) motion preservation products such as total disc replacement and nucleus-like cervical disc replacement. The Company dedicates significant resources to its sales and marketing efforts, including training spine surgeons on its unique technology and products.
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
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain 2007 balances have been reclassified to conform with 2008 financial statement classification.
3. Convertible Senior Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% Convertible Senior Notes due 2013 (the Notes), which included the subsequent exercise of the option to purchase an additional $30.0 million aggregate principal amount of Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering were approximately $208.4 million. The Company will pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013.

     The Notes will be convertible into shares of the Company’s common stock, $0.01 par value per share, based on an initial conversion rate, subject to adjustment, of 22.3515 shares per $1,000 principal amount of Notes (which represents an initial conversion price of approximately $44.74 per share). Holders may convert their notes at their option on any day up to and including the second scheduled trading day immediately preceding the maturity date. If a fundamental change to the Company’s business occurs, as defined in the Notes, holders of the Notes have the right to require that the Company repurchase the Notes, or a portion thereof, at the principal amount thereof plus accrued and unpaid interest.
     In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the hedge) with the initial purchasers and/or their affiliates (the counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock, subject to adjustment, at an initial stock price of $44.74 per share, subject to adjustment. In addition, the Company sold to these counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the warrants), subject to adjustment, at an initial strike price of $49.13 per share, subject to adjustment. The cost of the hedge that was not covered by the proceeds from the sale of the warrants was approximately $14.0 million and is reflected as a reduction of additional paid-in capital as of March 31, 2008. The impact of the hedge is to raise the effective conversion price of the notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the Notes). The hedge is expected to reduce the potential equity dilution upon conversion of the notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the hedge. The warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price of the warrants.
4. Acquisition of Pedicle Screw Technology
     The Company completed a buy-out of royalty obligations on SpheRx® pedicle screw and related technology products and acquired new pedicle screw intellectual property totaling $6.3 million. Of the total purchase price, $2.1 million, representing the present value of the expected future cash flows associated with the terminated royalty obligations, was allocated to intangible assets to be amortized on a straight-line basis over a seven year period. The remaining $4.2 million was allocated to in-process research and development because the associated projects had not yet reached technological feasibility and had no alternative future use.
5. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows:

(in thousands)	March 31, 2008	December 31, 2007
Reserves for accounts receivable	$927	$926
Reserves for inventory	$3,514	$3,614
6. Net Loss Per Share
     NuVasive computes net loss per share using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Due to the net loss reported in all periods, the effect of stock options and warrants is anti-dilutive and therefore excluded. Although these options are currently not included in the net loss per share calculation, they could be dilutive when, and if, the Company reports future earnings.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007
Numerator:
Net loss	$(7,654)	$(4,420)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	35,411	34,314

Basic and diluted net loss per share	$(0.22)	$(0.13)

7. Comprehensive Income
     Comprehensive income which includes the unrealized gain (loss) on short-term investments and foreign currency translation adjustments for the three month periods ended March 31, 2008 and 2007 did not differ significantly from the reported net loss.
8. Stock Based Compensation
     For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options and shares issued under the Employee Stock Purchase Plan, or ESPP, using a Black-Scholes option-pricing model. No shares were issued under the ESPP in the three month periods ended March 31, 2008 and 2007. The assumptions used to estimate the fair value of stock options granted in the three month periods ended March 31, 2008 and 2007 are as follows:

	Three Months	Three Months
	Ended March 31, 2008	Ended March 31, 2007
Volatility	42%	50%
Expected term (years)	2.5 to 4.5	2.5 to 4.5
Risk free interest rate	2.5% to 2.8%	4.5% to 4.8%
Expected dividend yield	0.0%	0.0%
     The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007
Sales, marketing and administrative expense	$4,504	$2,628
Research and development expense	646	516

Stock-based compensation expense	$5,150	$3,144

Effect on basic and diluted net loss per share	$(0.15)	$(0.09)

     Stock-based compensation for stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of March 31, 2008, there was $10.3 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.
9. New Building Lease
     On November 6, 2007, the Company entered into a 15-year lease agreement for the purpose of relocating our corporate headquarters to an approximately 140,000 square feet two-building campus style complex. Rental payments consist of base rent of $2.43 per square foot per month, escalating at an annual rate of three percent over the 15-year period of the lease, plus related operating expenses. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. In connection with the lease, the Company issued a $3.1 million irrevocable transferrable letter of credit. Relocation to the new facility began in March 2008 and is expected to continue through the third quarter of 2008. Subsequent to the relocation date, the Company expects to sublease the current facility through August 2012, the date on which the related lease agreement expires, and expects lease income to approximate lease expense on the current facility.

     The table below provides the minimum cash payments required under the new building lease for rent and related operating expenses.

Year	(in thousands)
2008	$1,548
2009	5,151
2010	5,801
2011	6,003
2012	6,214
2013 and thereafter	82,339

$107,056

10. Impact of Recently Issued Accounting Standards
     Effective January 1, 2008, the Company adopted FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company measures certain assets at fair value and thus there was no impact on the Company’s consolidated financial statement at the adoption of SFAS 157. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories: Level 1 – quoted prices in active markets for identical assets and liabilities; Level 2 – quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; and Level 3 – unobservable inputs. All of the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2008 are categorized as Level 1.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008.  Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires the use of “full fair value” to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.
11. Subsequent Event – Agreement to Acquire Osteocel Biologics Business
     On May 8, 2008, NuVasive signed a definitive agreement to acquire the Osteocel biologics business from Osiris Therapeutics, Inc. (Osiris). The Osteocel business includes a proprietary adult stem cell bone graft product with the beneficial properties of autograft and a processing facility with significant supply stream capacity. Under the terms of the agreement, NuVasive will acquire the Osteocel biologics business from Osiris for $35 million in cash at closing, plus additional milestone-based contingent payments not to exceed $50 million in either cash or a combination of cash and stock, at the Company’s election. The purchase price will be funded out of available cash and the transaction is not subject to financing conditions. The Company presently anticipates that the closing will occur in the third quarter of 2008, subject to Osiris shareholder approval and customary regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and in our Annual Report on Form 10-K for the year ending December 31, 2007. We do not intend to update these forward looking statements to reflect future events or circumstances.
Overview
     We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, a market estimated to exceed $4.2 billion in the United States in 2008. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of cervical and motion preservation products. Our currently-marketed products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. We also focus significant research and development efforts on both MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine, (ii) cervical fixation products, and (iii) motion preservation products such as total disc replacement and nucleus-like cervical disc replacement. We dedicate significant resources to our sales and marketing efforts, including training spine surgeons on our unique technology and products.
     Our MAS platform combines three categories of our product offerings:
•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, including our fixation products for fusions and CoRoent® suite of implants.
     Our fusion fixation products include our SpheRx® pedicle screw systems, XLPTM lateral fixation plate, HaloTM Anterior Fixation plate, NuVasive Helix ACPTM cervical plate and Gradient PlusTM cervical plate. We also offer our Triad® and ExtensureTM lines of bone allograft, in our patented saline packaging, and a synthetic bone void filler, FormaGraft®, designed to aid in bone growth with fusion procedures.
     We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In particular, we have an ongoing pivotal clinical study, which began in the third quarter of 2006, with respect to our investigational cervical disc replacement device.
     Since inception, we have been unprofitable. As of March 31, 2008, we had an accumulated deficit of $175.6 million.
     Revenues. The majority of our revenues are derived from the sale of implants and disposables and we expect this trend to continue in the near term. We loan our surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, we place NeuroVision, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. These extended loan transactions represent less than 20% of our total stock of loaner surgical assets. Our implants and disposables are currently sold and shipped from our San Diego and Memphis facilities or from limited disposable inventories stored at our sales agents’ sites. We recognize revenue for disposables or implants used upon receiving a purchase order from the hospital indicating product use or implantation. In addition, we sell a small number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.

     Sales and Marketing. Through March 31, 2008, substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent exclusive sales agents and our own directly employed sales professionals. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Late in 2007, we began an expansion in international markets focusing initially on European markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
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
     Revenue Recognition. We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon receipt of a purchase order from the hospital indicating product use or implantation or upon shipment to third party customers who immediately accept title. Revenue from the sale of our instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
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
     Long Term Assets. Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for machinery and equipment and three years for loaner instruments. We own land and a building in Memphis, Tennessee that we use as a warehouse and distribution facility. The building is depreciated over a period of 20 years. Maintenance and repairs are expensed as incurred. Intangible assets consist of purchased and licensed technology and a supply agreement are amortized on a straight-line basis over their estimated useful lives ranging from 14 to 20 years.
     We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any material impairment losses on long-term intangible assets through March 31, 2008.
     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2008 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
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
     In Process Research and Development. In 2008, we recorded an in-process research and development (IPRD) charge of $4.2 million related to the acquisition of pedicle screw technology in the first quarter of 2008. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States (GAAP). See our unaudited consolidated financial statements and notes thereto included in this report, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Revenue

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Revenue	$51,184	$33,220	$17,964	54.1%
     Revenues have increased over time due primarily to continued market acceptance of our products within our MAS platform, including NeuroVision, MaXcess disposables, and our specialized implants such as our XLP™ lateral plate, SpheRx® pedicle screw systems, and CoRoent® suite of products. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions through a variety of new product introductions in 2008 and 2007 have contributed to revenue growth in both years. Additionally, the completion of our transition to an exclusive sales force in mid-2006 has increased the effort focused on selling our products, as well as the overall market penetration, resulting in higher sales.
Cost of Goods Sold

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Cost of goods sold	$9,095	$5,707	$3,388	59.4%
% of revenue	17.8%	17.2%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.
     The increase in cost of goods sold in total dollars in the three month period ended March 31, 2008 compared to the same period in 2007 resulted primarily from (i) increased direct costs of $2.3 million primarily to support revenue growth; and (ii) increased depreciation expense of $0.5 million incurred on the increased amount of surgical instrument sets we hold for use in surgeries. We expect cost of goods sold, as a percentage of revenue, to remain relatively consistent for the foreseeable future.
Operating Expenses
     Sales, Marketing and Administrative.

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Sales, marketing and administrative	$39,317	$28,449	$10,868	38.2%
% of revenue	76.8%	85.6%
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

     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth in the Company, including expenses that fluctuate with sales and expenses associated with investments in our infrastructure and headcount growth. Increases in costs based on revenue, such as sales force compensation, royalty expense, and shipping costs were $5.9 million, $.7 million and $0.6 million, respectively, for the three month period ended March 31, 2008 compared to the same period in 2007. Total costs related to our sales force, as a percent of revenue, decreased to 30% from 33% for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in costs as a percentage of revenue were primarily attributable to the increased revenues and to certain costs associated with our transition to sales force exclusivity that were incurred in the 2007 period but not incurred in the 2008 period. Increases in costs as a result of overall company growth and administrative support were $2.2 million for compensation and other shareowner related costs for the three month period ended March 31, 2008, compared to the same period in 2007, and an increase in equipment and facility costs of $0.6 million for the three month period ended March 31, 2008, compared to the same period in 2007.
     In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us in the field of spine products. Our exclusive sales force consists of independent sales agents and directly-employed sales personnel. On a long-term basis, as a percentage of revenue, we expect sales, marketing and administrative costs to continue to decrease over time as we begin to see the synergies of investments we have made (such as our sales force exclusivity transition). However, we have other significant expenses planned that are designed to increase the scalability of our business. For example, we purchased and began the implementation of a new enterprise resource planning, or ERP, software system, in 2007. We will capitalize the majority of the aggregate $8.6 million anticipated cost of the ERP project and amortize it over a 7 year period. In addition, we entered into a lease of a two-building campus-style headquarters complex in November 2007 to accommodate our Company’s growth. Relocation to the new facility began in March 2008 and is expected to be completed in the third quarter of 2008, and as a result, we will incur increased facility costs beginning on the relocation dates. Specifically, we expect to incur approximately $3.1 million in incremental facility costs in 2008.
     See Note 9 to the unaudited condensed consolidated financial statements included in this filing for additional information regarding this lease and the expected additional costs related thereto. Subsequent to completion of our relocation to the new facility, we expect to sublease the current 62,000 square foot facility through August 2012, the date on which the related lease agreement expires. We expect to realize sublease income sufficient to cover our expenses on this facility over the term of the sublease; however, we have not yet entered into a sublease agreement and cannot be assured that such a sublease, if any, will provide the anticipated sublease income. Lease expense on the current facility, before any anticipated sublease income, is expected to be $1.3 million in 2008.
     Research and Development.

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Research and development	$6,976	$5,343	$1,633	30.6%
% of revenue	13.6%	16.1%
     Research and development expense consists primarily of product research and development, clinical trial costs, regulatory and clinical functions, and shareowner-related expenses.
     The increase in research and development costs in the periods presented are primarily due to increases in (i) compensation and other shareowner related expenses of $0.9 million for the three month period ended March 31, 2008, compared to the same period in 2007, primarily due to increased headcount to support our product development and enhancement efforts; and (ii) increased supply costs of $0.5 million for the three month period ended March 31, 2008, compared to the same period in 2007, related to product development activities. We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities; however, as a percentage of revenue these costs are expected to decrease moderately over time.

     In-Process Research and Development.

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
In-process research and development	$4,176	$—	$4,176	100%
% of revenue	8.2%	0.0%
     The Company completed a buy-out of royalty obligations on SpheRx® pedicle screw and related technology products and acquired new pedicle screw intellectual property for an aggregate purchase price of $6.3 million. The total purchase price was allocated as $2.1 million to intangible assets to be amortized on a straight-line basis over a seven year period and $4.2 million to in-process research and development.
Interest and Other Income, Net

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Interest and other income, net	$726	$1,859	$(1,133)	(60.9%)
% of revenue	1.4%	5.6%
     Interest and other income, net consists primarily of interest income earned offset by interest expense incurred. This category also includes, in the first quarter of 2007, other income of $0.4 million related to our relinquishment of a right of first refusal to certain technology associated with the 2005 acquisition of RSB Spine LLC. Excluding this item, interest and other income, net decreased in the period presented due to (i) lower investment balances and interest rates for 2008 period resulting in a decrease of $0.3 million and (ii) interest expense related to the convertible senior notes of $0.4 million in 2008.
Stock-Based Compensation

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007
Sales, marketing and administrative expense	$4,504	$2,628
Research and development expense	646	516

Total stock-based compensation expense	$5,150	$3,144

     We granted approximately 1,487,000 and 1,117,000 options in the first three months of 2008 and 2007, respectively, with a per option grant date weighted average fair value of $14.14 and $10.26, respectively. We recognize stock-based compensation expense on a accelerated basis in accordance with FIN 28, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular option within 12 months of its grant date. The increase in stock-based compensation expense in the three months ended March 31, 2008 compared to the same period in 2007 is due primarily to additional options granted in the 2008 period and the increased weighted average fair value per option in 2008.
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of March 31, 2008, we had an accumulated deficit of approximately $175.6 million. We have not yet achieved profitability, and do not expect to be profitable in 2008 after considering the in-process research and development charge. We expect our sales, marketing and administrative expense and research and development expense will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities.
     In March 2008, we issued $230.0 million principal amount of 2.25% Convertible Senior Notes due 2013 (the Notes). The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. We will pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013.

     Cash, cash equivalents and short-term and long-term marketable securities, was $278.6 million at March 31, 2008 and $89.7 million at December 31, 2007. The increase was due primarily to the net proceeds from our convertible debt financing transaction in March of 2008.
     Net cash used in operating activities was $4.2 million in the first quarter of 2008 compared to $3.1 million in the same period in 2007. The increase in net cash used in operating activities of $1.1 million was primarily due to the improved results for the quarter excluding the charge for in process research and development.
     Net cash used by investing activities was $9.2 million in the first quarter of 2008 compared to $2.2 million in the same period in 2007. The increase in net cash used by investing activities of $7.0 million is primarily due to our $9.7 million increase in capital asset purchases and $6.3 million purchases of pedicle screw technology and intangible assets in 2008, offset by cash paid for the acquisition of Radius Medical, LLC of $7.0 million in 2007.
     Net cash provided by financing activities was $210.0 million in the first quarter of 2008 compared to $1.2 million in the same period in 2007. The change in net cash provided by financing activities of $208.8 million is primarily due to the receipt of net proceeds of $208.4 million from the issuance of convertible debt in March 2008.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our working capital requirements and of our capital expenditures for additional loaner assets, our operating results, and cash used in any future acquisitions. In addition, we expect to incur additional capital expenditures for leasehold improvements for the new headquarters facility and for the ERP software implementation in 2008. We have sufficient cash and investments on hand to finance our operations for the foreseeable future.
Commitments
     As described in our Annual Report on Form 10-K for the year ended December 31, 2007, we entered into agreements for the acquisition and integration of a new enterprise resource planning software, or ERP, system. These agreements include a software license agreement with SAP America, Inc., pursuant to which we acquired software rights for the ERP software platform. The acquisition cost of the software platform is not material to our business. Pursuant to this agreement, SAP agreed to provide ERP software to us, provide ongoing support during the software implementation process, and to provide longer term technical and professional support. In addition, we executed a customer agreement with International Business Machines Corporation (IBM), pursuant to which we engaged IBM to act as the primary implementer of our ERP software. IBM will provide implementation, consulting, and software customization services during the course of our ERP implementation and beyond. The remaining commitments as of March 31, 2008 under these contracts are approximately $2.1 million through mid-2008. We will capitalize the majority of these costs as long-term assets and amortize them over a 7-year period concurrent with the estimated useful life of the related software.
     On November 6, 2007, the Company entered into a 15-year lease agreement for the purpose of relocating our corporate headquarters to an approximately 140,000 square feet two-building campus style complex. Rental payments consist of base rent of $2.43 per square foot, escalating at an annual rate of three percent over the 15-year period of the lease, plus related operating expenses. Relocation to the new facility began in the first quarter of 2008 and is expected to continue through the third quarter of 2008. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. Under the terms of this lease, NuVasive is required to make minimum lease payments, including operating expenses as follows: $1.5 million in 2008, $5.2 million in 2009, $5.8 million in 2010, $6.0 million in 2011, $6.2 million in 2012, and $82.3 million thereafter for a total of $107.1 million over the 15-year period. In connection with the lease, the Company issued a $3.1 million irrevocable transferrable letter of credit. Subsequent to the relocation dates, the Company expects to sublease the current facility through August 2012, the date on which the related lease agreement expires, and expects lease income to approximate the lease expense on the current facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to interest rate risk at March 31, 2008 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At March 31, 2008, we do not hold any material asset-backed investment securities and in 2007 and 2008, we did not realize any losses related to asset-backed investment securities.
     We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Further, the majority of our sales to international markets have been to independent distributors in transactions conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2008. Based on such evaluation, our management has concluded as of March 31, 2008, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 5.  Other Information
     The condensed consolidated statement of cash flows included in our Form 8-K filed with the Securities and Exchange Commission on April 22, 2008 contained a typographical error; specifically, it omitted brackets on the “in process research and development charge” included under “Investing Activities” for the three months ended March 31, 2008.  The Condensed Consolidated Statement of Cash Flows included in this Form 10-Q corrects this error.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

4.1	Indenture, dated March 7, 2008, between the NuVasive Inc. and U.S. Bank National Association, as Trustee.

4.2	Form of 2.25% Convertible Senior Note due 2013.

4.3	Registration Rights Agreement, dated March 7, 2007, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013.

10.1	Purchase Agreement, dated March 3, 2008, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013.

10.2	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.3	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

10.4	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.5	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

10.6	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.7	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

10.8	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.9	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Nuvasive, Inc.
Date: May 9, 2008

By: /s/ Alexis V. Lukianov Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: May 9, 2008
By: /s/ Kevin C. O’Boyle Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

4.1	Indenture, dated March 7, 2008, between the NuVasive Inc. and U.S. Bank National Association, as Trustee.

4.2	Form of 2.25% Convertible Senior Note due 2013.

4.3	Registration Rights Agreement, dated March 7, 2007, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013.

10.1	Purchase Agreement, dated March 3, 2008, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013.

10.2	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.3	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

10.4	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.5	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

10.6	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.7	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

10.8	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013.

10.9	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.