Form 10-Q
period 2008-06-30
NUVASIVE INC
filed 2008-08-08
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 000-50744
NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7475 Lusk Boulevard
San Diego, CA 92121
(Address of principal executive offices, including zip code)
(858) 909-1800
(Registrant’s telephone number, including area code)
4545 Towne Centre Court
San Diego, CA 92121
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No. ☑
As of July 31, 2008, there were 35,878,674 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	23

Item 6. Exhibits	24

SIGNATURES	25
EXHIBIT 2.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,224	$61,915
Short-term marketable securities	72,746	19,247
Accounts receivable, net	32,528	27,496
Inventory, net	52,185	36,280
Prepaid expenses and other current assets	2,947	1,240

Total current assets	296,630	146,178
Property and equipment, net of accumulated depreciation	64,876	43,538
Intangible assets, net of accumulated amortization	25,955	24,496
Long-term marketable securities	56,745	8,536
Other assets	9,254	2,939

Total assets	$453,460	$225,687

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$20,012	$13,839
Accrued payroll and related expenses	10,793	12,075
Royalties payable	2,092	2,076

Total current liabilities	32,897	27,990
Senior convertible notes	230,000	—
Long-term liabilities	590	1,119
Commitments and contingencies
Stockholders’ equity:
Common stock, 70,000 shares authorized; and 35,794 and 35,330 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	36	35
Additional paid-in capital	366,150	364,469
Accumulated other comprehensive income (loss)	(84)	54
Accumulated deficit	(176,129)	(167,980)

Total stockholders’ equity	189,973	196,578

Total liabilities and stockholders’ equity	$453,460	$225,687

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$57,417	$35,618	$108,601	$68,838
Cost of goods sold	9,571	6,710	18,666	12,417

Gross Profit	47,846	28,908	89,935	56,421
Operating expenses:
Sales, marketing and administrative	42,099	28,534	81,416	56,982
Research and development	6,426	5,418	13,402	10,762
In-process research and development	—	—	4,176	—

Total operating expenses	48,525	33,952	98,994	67,744
Interest and other income, net	184	1,628	910	3,487

Net loss	$(495)	$(3,416)	$(8,149)	$(7,836)

Net loss per share:
Basic and diluted	$(0.01)	$(0.10)	$(0.23)	$(0.23)

Weighted average shares — basic and diluted	35,663	34,654	35,543	34,485

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(8,149)	$(7,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,449	5,933
Stock-based compensation	10,298	6,613
In-process research and development	4,176	—
Other non-cash adjustments	312	1,179
Changes in operating assets and liabilities:
Accounts receivable	(5,044)	(4,621)
Inventory	(16,496)	(8,868)
Prepaid expenses and other current assets	(1,707)	(39)
Accounts payable and accrued liabilities	3,361	1,926
Accrued payroll and related expenses	(1,282)	(421)

Net cash used in operating activities	(6,082)	(6,134)

Investing activities:
Cash paid for pedicle screw technology	(6,256)	—
Cash paid for acquisition of Radius Medical, LLC	—	(6,970)
Purchases of property and equipment	(25,686)	(8,527)
Sales of short-term marketable securities	19,300	79,050
Purchases of short-term marketable securities	(72,799)	(49,580)
Sales of long-term marketable securities	3,500	6,000
Purchases of long-term marketable securities	(51,709)	(13,991)
Other assets	543	5

Net cash (used in) provided by investing activities	(133,107)	5,987

Financing activities:
Payment of long-term liabilities	(300)	(300)
Issuance of senior convertible notes, net of issuance costs	222,414	—
Purchase of convertible note hedges	(45,758)	—
Sale of warrants	31,786	—
Issuance of common stock	5,356	3,189

Net cash provided by financing activities	213,498	2,889

Increase in cash and cash equivalents	74,309	2,742
Cash and cash equivalents at beginning of period	61,915	41,476

Cash and cash equivalents at end of period	$136,224	$44,218

Supplemental disclosure of non-cash transaction:
Issuance of common stock in connection with acquisition of Radius Medical LLC	$—	$10,501
Purchases of leasehold improvements paid by lessor	$2,848	$—
See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company is a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders and operates in one business segment. The Company began commercializing its products in 2001. NuVasive’s principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of cervical and motion preservation products. The Company’s currently-marketed products are used predominantly in spine fusion surgeries, both to enable access to the spine and to perform restorative and fusion procedures. The Company also focuses significant research and development efforts on both MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine, (ii) cervical fixation products, and (iii) motion preservation products such as total disc replacement and nucleus-like cervical disc replacement. The Company dedicates significant resources to sales and marketing efforts, including training spine surgeons on its unique technology and products. The Company’s MAS platform combines NeuroVision®, a nerve avoidance system, MaXcess®, a minimally disruptive surgical system, and specialized implants, including fixation products for fusion and CoRoent® suite of implants.
     The fusion fixation products include the Company’s SpheRx® pedicle screw systems, XLP™ lateral fixation plate, Halo™ anterior fixation plate, Helix™ cervical plate and Gradient Plustm cervical plate. The Company also offers their Triad® and Extensure™ lines of bone allograft, in patented saline packaging, and a synthetic bone void filler, FormaGraft®, designed to aid in bone growth with fusion procedures.
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
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In the opinion of our management, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

3. Agreement to Acquire Osteocel Biologics Business
     On May 8, 2008, NuVasive signed a definitive agreement to acquire the Osteocel® biologics business from Osiris Therapeutics, Inc. (Osiris). The acquired Osteocel biologics business includes a proprietary adult stem cell bone graft product with the beneficial properties of autograft. The Company completed the acquisition of the Osteocel biologics business on July 24, 2008 and made the $35 million cash acquisition closing payment to Osiris. Under the terms of the agreement, NuVasive will make additional milestone-based contingent payments, which are based on meeting specific product delivery specifications, not to exceed $37.5 million in either cash or a combination of cash and stock, at the Company’s election. In connection with the closing of the acquisition, the Company entered into a Manufacturing Agreement (the Manufacturing Agreement), pursuant to which Osiris will supply, and the Company will purchase, quantities of product of at least the specified production and performance levels for the specified periods as outlined in the Manufacturing Agreement. In addition, at the conclusion of the 18 month Manufacturing Agreement, the Company will obtain a processing facility with significant supply stream capacity from Osiris for $12.5 million in cash or a combination of cash and stock, at the Company’s election.
4. Convertible Senior Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% Convertible Senior Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company will pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013 (the Maturity Date).
     The Notes will be convertible into shares of the Company’s common stock, $0.001 par value per share, based on an initial conversion rate, subject to adjustment, of 22.3515 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $44.74 per share). Holders may convert their notes at their option on any day up to and including the second scheduled trading day immediately preceding the Maturity Date. If a fundamental change to the Company’s business occurs, as defined in the Notes, holders of the Notes have the right to require that the Company repurchase the Notes, or a portion thereof, at the principal amount thereof plus accrued and unpaid interest.
     In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock, subject to adjustment, at an initial stock price of $44.74 per share, subject to adjustment. In addition, the Company sold to the Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the Warrants), subject to adjustment, at an initial strike price of $49.13 per share, subject to adjustment. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $14.0 million and is reflected as a reduction of additional paid-in capital as of June 30, 2008. The impact of the Hedge is to raise the effective conversion price of the Notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the Notes). The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the Hedge. The Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price of the Warrants. Through June 30, 2008, the price of the Company’s common stock has not exceeded the strike price of the Warrants.
5. Acquisition of Pedicle Screw Technology
     In March 2008, the Company completed a buy-out of royalty obligations on SpheRx® pedicle screw and related technology products and acquired new pedicle screw intellectual property totaling $6.3 million. Of the total purchase price, $2.1 million, representing the present value of the expected future cash flows associated with the terminated royalty obligations, was allocated to intangible assets to be amortized on a straight-line basis over a seven-year period. The remaining $4.2 million was allocated to in-process research and development as the associated projects had not yet reached technological feasibility and had no alternative future uses.

6. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows:

(in thousands)	June 30, 2008	December 31, 2007
Reserves for accounts receivable	$763	$926
Reserves for inventory	$4,104	$3,614
7. Net Loss Per Share
     NuVasive computes net loss per share using the weighted-average number of common shares outstanding during the period. The effect of stock options, conversion of the senior convertible notes, and warrants is anti-dilutive and therefore excluded from the calculation. Although these securities are currently not included in the net loss per share calculation, they could be dilutive when, and if, the Company reports future earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net loss	$(495)	$(3,416)	$(8,149)	$(7,836)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	35,663	34,654	35,543	34,485

Basic and diluted net loss per share	$(0.01)	$(0.10)	$(0.23)	$(0.23)

8. Comprehensive Income
     Comprehensive income, which includes the unrealized gain (loss) on short-term marketable securities and foreign currency translation adjustments for the three- and six-month periods ended June 30, 2008 and 2007 did not differ significantly from the reported net loss.
9. Marketable Securities
     Effective January 1, 2008, the Company adopted FASB Statement No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The Company measures certain assets at fair value and thus there was no impact on the Company’s consolidated financial statement at the adoption of SFAS 157. SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.
     We measure available-for-sale securities at fair value on a recurring basis. All of the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2008 are categorized as Level 1. The Company recorded an immaterial unrealized loss in each of the six-month periods ended June 30, 2008 and 2007. The unrealized loss is included as a component of other comprehensive loss within stockholders’ equity.

10. Stock-Based Compensation
     For purposes of calculating the stock-based compensation under SFAS 123(R), the Company estimates the fair value of stock options granted to employees and shares issued under the Employee Stock Purchase Plan, or ESPP, using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock awards granted in the three- and six-month periods ended June 30, 2008 and 2007 are as follows:

	Three and Six Months	Three and Six Months
	Ended June 30, 2008	Ended June 30, 2007
Stock Options
Volatility	42%	50%
Expected term (years)	2.5 to 4.5	2.5 to 4.5
Risk free interest rate	2.46% to 3.41%	4.51% to 4.92%
Expected dividend yield	0.0%	0.0%

ESPP
Volatility	42% to 50%	50%
Expected term (years)	0.5	0.5
Risk free interest rate	3.03% to 4.01%	4.45% to 4.86%
Expected dividend yield	0.0%	0.0%
     The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Sales, marketing and administrative expense	$4,538	$2,894	$9,042	$5,522
Research and development expense	610	575	1,256	1,091

Stock-based compensation expense	$5,148	$3,469	$10,298	$6,613

Effect on basic and diluted net loss per share	$(0.14)	$(0.10)	$(0.29)	$(0.19)

     Stock-based compensation for stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). As of June 30, 2008, there was $23.8 million of unrecognized stock-based compensation expense. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
11. New Building Lease
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

     The table below provides the minimum cash payments required under the new building lease for rent and related operating expenses.

Year
(in thousands)
2008	$1,080
2009	5,151
2010	5,801
2011	6,003
2012	6,214
2013 and thereafter	82,339

$106,588

12. Business Combination
     Radius Acquisition. On January 23, 2007, NuVasive completed the acquisition of substantially all of Radius Medical, LLC’s (Radius) right, title and interest in and to the assets used by Radius in connection with the design, development, marketing and distribution of collagen-based medical biomaterials, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto in exchange for cash consideration of $5.0 million, NuVasive common stock of $10.5 million, cash deposited in escrow of $2.0 million and direct transaction costs of $0.3 million. The transaction provides NuVasive with a biologic product, FormaGraft®, a synthetic bone void filler designed to aid in bone growth with fusion procedures, and a platform for future development. FormaGraft received 510(k) clearance from the Food and Drug Administration (FDA) in May 2005. The Company accounted for this acquisition under the purchase method of accounting and, accordingly, the purchased assets were initially recorded at their estimated fair values at the date of the acquisition. Among other assets, the Company acquired $16.5 million of amortizable intangible assets, including a supply agreement with Maxigen Biotech, Inc. (MBI) and licensed technology and recorded $1.1 million of goodwill. The results of Radius’s operations are included in the consolidated financial statements beginning on the date of the acquisition.
     In connection with the acquisition of Radius, NuVasive made a separate $2.0 million equity investment in MBI. On May 1, 2007, the equity investment in MBI was completed resulting in NuVasive ownership of approximately 9% of MBI. The Company accounts for this investment at cost and includes it in other assets on the consolidated balance sheets.
13. Impact of Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 141(Revised 2007), Business Combinations (SFAS No. 141(R)), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 141(R) will become effective for our fiscal year beginning in 2009. We are currently evaluating the effect, if any, the adoption of SFAS No. 141(R) could have on our consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1 or the FSP) that significantly impacts the accounting for convertible debt. The FSP requires convertible debt that has the ability to be settled in cash to be bifurcated into debt and equity components and accounted for separately at issuance. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value would be recorded as a debt discount and amortized to interest expense over the life of the bond, resulting in the recognition of interest expense on these securities at an effective rate more comparable to what the Company would have incurred had the Company issued nonconvertible debt with otherwise similar terms. The equity component of the convertible debt securities would be included in the paid-in-capital section of stockholders’ equity on the Company’s consolidated balance sheets, and the initial carrying values of these debt securities would be correspondingly reduced. The Company is currently evaluating the impact, if any, this FSP could have on its results of operations upon adoption. In addition, if the Company’s convertible debt is redeemed or converted prior to maturity, any unamortized debt discount at the time of such redemption or conversion would result in a loss on extinguishment. FSP APB 14-1 will become effective for fiscal years beginning after December 15, 2008, and require retrospective application.

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
     Our MAS platform combines three categories of our product offerings:
•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine; and

•	Specialized implants, including our fixation products for fusion and CoRoent® suite of implants.
     Our fusion fixation products include our SpheRx® pedicle screw systems, XLP™ lateral fixation plate, Halo™ anterior fixation plate, Helix™ cervical plate and Gradient Plustm cervical plate. We also offer our Triad® and Extensure™ lines of bone allograft, in our patented saline packaging, and a synthetic bone void filler, FormaGraft®, designed to aid in bone growth with fusion procedures.
     We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In particular, we have an ongoing pivotal clinical study, which began in the third quarter of 2006, with respect to our investigational cervical disc replacement device. We expect to have completed enrollment in the trial by August 2008.
     Since inception, we have been unprofitable. As of June 30, 2008, we had an accumulated deficit of $176.1 million.
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
     Sales and Marketing. Through June 30, 2008, substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We distribute our products through a sales force comprised of independent exclusive sales agents and our own directly employed sales professionals. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us with respect to the sale of spine products. Late in 2007, we began an expansion in international markets focusing initially on European markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
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
     Long-Term Assets. Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of three to seven years for machinery and equipment and three years for loaner instruments. We own land and a building in Memphis, Tennessee that we use as a warehouse and distribution facility. The building is depreciated over a period of 20 years. Maintenance and repairs are expensed as incurred. Intangible assets, consisting of purchased and licensed technology and a supply agreement, are amortized on a straight-line basis over their estimated useful lives ranging from 14 to 20 years.
     We evaluate our long-term assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If this evaluation indicates that the value of the long-term asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the long-term asset is not recoverable, we reduce the net carrying value of the related asset to fair value and may adjust the remaining depreciation or amortization period. We have not recognized any material impairment losses on long-term intangible assets through June 30, 2008.
     Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of June 30, 2008 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.
     Valuation of Stock-Based Compensation. On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes accounting for share-based awards exchanged for shareowner (employee) and non-employee director services and requires us to expense the estimated fair value of these awards over the requisite service period. Option awards issued to non-employees are recorded at their fair value as determined in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.
     For purposes of calculating the stock-based compensation expense, we estimate the fair value of all share-based awards to shareowners (employees) and directors at the date of grant using the Black-Scholes option-pricing model and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on an accelerated basis.
     The determination of fair value using the Black-Scholes option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividend and expected term. Stock-based compensation expense is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. Stock-based compensation related to stock options is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans (FIN 28). If there is a difference between the assumptions used in determining stock-based compensation cost and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs. These changes, if any, may materially impact our results of operations in the period such changes are made.
     In-Process Research and Development. In 2008, we recorded an in-process research and development (IPRD) charge of $4.2 million related to the acquisition of pedicle screw technology in the first quarter of 2008. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the research and development in-process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition date.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States (GAAP). See our unaudited condensed consolidated financial statements and notes thereto included in this report, and our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Revenue

	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Three months ended	$57,417	$35,618	$21,799	61.2%
Six months ended	$108,601	$68,838	$39,763	57.8%
     Revenues have increased over time due primarily to continued market acceptance of our products within our MAS platform, including NeuroVision, MaXcess disposables, and our specialized implants such as our XLP™ lateral plate, SpheRx® pedicle screw systems, and CoRoent® suite of products. The continued adoption of minimally invasive procedures for spine have led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions through product introductions in 2008 and 2007 have contributed to revenue growth in both years. Additionally, the completion of our transition to an exclusive sales force in mid-2006 has increased the effort focused on selling our products, as well as the overall market penetration, resulting in higher sales. We expect revenue to continue to increase, which can be mainly attributed to the continued adoption of our XLIF® procedure and deeper penetration into existing accounts as our sales force executes on the strategy of selling the full mix of our products. In addition, the expansion of our biologics offering through the acquisition of the Osteocel biologics business, and our new product introductions and sales force initiatives are expected to lead to continued revenue growth.
Cost of Goods Sold

	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Three months ended	$9,571	$6,710	$2,861	42.6%
% of revenue	16.7%	18.8%
Six months ended	$18,666	$12,417	$6,249	50.3%
% of revenue	17.2%	18.0%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.
     The increase in cost of goods sold in total dollars in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007 resulted primarily from (i) increased material costs of $1.3 million and $5.6 million, respectively, primarily to support revenue growth; (ii) increased depreciation expense of $0.6 million and $1.1 million, respectively, incurred on the increased amount of surgical instrument sets we hold for use in surgeries; and (iii) for the three-months ended June 30, 2008, increased overhead expense of $0.8 million due to expanded facility costs. We expect cost of goods sold, as a percentage of revenue, to increase slightly through the remainder of 2008. We expect our gross margin to range between 80% to 81%.

Operating Expenses
     Sales, Marketing and Administrative.

	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Three months ended	$42,099	$28,534	$13,565	47.5%
% of revenue	73.3%	80.1%
Six months ended	$81,416	$56,982	$24,434	42.9%
% of revenue	75.0%	82.8%
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
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth in the Company, including expenses that fluctuate with sales and expenses associated with investments in our infrastructure and headcount growth. Increases in costs based on revenue, such as sales force compensation and shipping costs, were $ 5.4 million, and $7.7 million, for the three- and six- month periods ended June 30, 2008, respectively, compared to the same periods in 2007. Increases in costs based on overall company growth and administrative support, such as compensation and other shareowner (employee) related costs, were $3.1 million and $7.7 million, respectively, for the three- and six-month periods ended June 30, 2008, compared to the same periods in 2007. We also incurred an increase in equipment and facility costs of $1.5 million and $2.2 million, respectively, for the three- and six-month period ended June 30, 2008, compared to the same period in 2007, also a result of company growth and the relocation to our new facility.
     Total costs related to our sales force, as a percent of revenue, decreased to 32.2% from 33.5% for the three months ended June 30, 2008 compared to the same period in 2007. The decrease in costs as a percentage of revenue were primarily attributable to the increased revenues and to certain costs associated with our transition to sales force exclusivity that were incurred in the 2007 period but not incurred in the 2008 period.
     In the second quarter of 2006, we completed our efforts to transition our sales force to one that is exclusive to us in the field of spine products. Our exclusive sales force consists of independent sales agents and directly-employed sales personnel. On a long-term basis, as a percentage of revenue, we expect sales, marketing and administrative costs to continue to decrease over time as we continue to see the synergies of investments we have made (such as our sales force exclusivity transition). However, we have other significant expenses planned that are designed to increase the scalability of our business. For example, we purchased and began the implementation of a new enterprise resource planning, or ERP, software system, in 2007. We will capitalize the majority of the aggregate $8.6 million anticipated cost of the ERP project and amortize it over a 7-year period. In addition, we entered into a lease of a two-building campus-style headquarters complex in November 2007 to accommodate our Company’s growth. Relocation to the new facility began in March 2008 and is expected to be completed in the third quarter of 2008, and, as a result, we will incur increased facility costs beginning on the relocation dates. Specifically, we expect to incur approximately $1.9 million in incremental facility costs in 2008 plus an amount related to our former headquarters, as discussed below. See Note 11 to the unaudited condensed consolidated financial statements included in this filing for additional information regarding this lease and the expected additional costs related thereto.
     Subsequent to completion of our relocation to the new facility, we expect to sublease the current 62,000 square foot facility through August 2012, the date on which the related lease agreement expires. Upon moving the final phase of shareowners (employees) and operations from our current facility to our new headquarters during the third quarter of 2008, we expect to record a loss equal to the estimated excess of the remaining lease expense less the expected sublease income. As a result, we expect to record a one-time loss in the third quarter of 2008 in the range of $2.0 million to $3.0 million. As of the date of this filing, we have not yet entered into a sublease agreement and cannot be assured that a sublease, if any, will provide the anticipated sublease income used to calculate the above range.

     Research and Development.

	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Three months ended	$6,426	$5,418	$1,008	18.6%
% of revenue	11.2%	15.2%
Six months ended	$13,402	$10,762	$2,640	24.5%
% of revenue	12.3%	15.6%
     Research and development expense consists primarily of product research and development, clinical trial costs, regulatory and clinical functions, and employee (shareowner)-related expenses.
     The increase in research and development costs in the periods presented are primarily due to increases in compensation and other shareowner related expenses of $0.8 million and $1.6 million for the three- and six-month periods ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to increased headcount to support our product development and enhancement efforts. We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities; however, as a percentage of revenue these costs are expected to decrease in the near term and then stabilize over time.
     In-Process Research and Development.
     The Company completed a buy-out of royalty obligations on SpheRx® pedicle screw and related technology products and acquired new pedicle screw intellectual property for an aggregate purchase price of $6.3 million in March 2008. The total purchase price was allocated as $2.1 million to intangible assets to be amortized on a straight-line basis over a seven-year period and $4.2 million to in-process research and development as the associated projects had not yet reached technological feasibility. No acquisitions resulting in similar charges occurred during the three- and six- months ended June 30, 2007.
Interest and Other Income, Net

	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Three months ended	$184	$1,628	$(1,444)	(88.7%)
% of revenue	0.3%	4.6%
Six months ended	$910	$3,487	$(2,577)	(73.9%)
% of revenue	0.8%	5.1%
     Interest and other income, net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s convertible debt offering signed in March 2008. For the six months ended June 30, 2007, this category also includes, other income of $0.4 million related to our relinquishment of a right of first refusal to certain technology associated with the 2005 acquisition of RSB Spine LLC and other income of $0.3 million for an insurance claim settlement. Excluding these items, interest and other income, net, decreased in the periods presented due to (i) $1.7 million and $2.1 million in interest expense for the three- and six-month periods ended June 30, 2008, respectively, related to the convertible debt offering, and (ii) higher balances in marketable securities offset by lower interest rates resulting in an increase of $0.4 million and $0.1 million for the three- and six-month periods ended June 30, 2008, respectively.

Stock-Based Compensation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Sales, marketing and administrative expense	$4,538	$2,894	$9,042	$5,522
Research and development expense	610	575	1,256	1,091

Total stock-based compensation expense	$5,148	$3,469	$10,298	$6,613

     We granted approximately 1.6 million and 1.2 million options in the first six months of 2008 and 2007, respectively, with a per option grant date weighted average fair value of $14.22 and $10.26, respectively. We recognize stock-based compensation expense on a accelerated basis in accordance with FIN 28, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular option within 12 months of its grant date. The increases in stock-based compensation expense in the three- and six-month periods ended June 30, 2008 compared to the same periods in 2007 are due primarily to additional options granted in the 2008 periods and the increased weighted average fair value per option in 2008, in addition to increased participation in our Employee Stock Purchase Plan.
Osteocel® Acquisition
     On July 24, 2008, we completed the acquisition of the Osteocel® biologics business from Osiris Therapeutics, Inc. (Osiris) for a closing payment of $35 million. In accordance with the asset purchase agreement that was entered into during March 2008, we will pay Osiris upon the completion of production based milestones, based on specified amounts of product delivered to NuVasive, up to $37.5 million. In addition, in accordance with the asset purchase agreement and a manufacturing agreement entered into upon the close of the acquisition, we will acquire a manufacturing facility for $12.5 million, payable in cash or a combination of cash and stock, at our election, in January 2010. At no time will the purchase price of the Osteocel biologics business exceed $85 million. We are currently in the process of completing our purchase price allocation related to this acquisition. The total purchase price will be allocated to intangible assets, tangible assets acquired, and in-process research and development (IPRD), with the excess purchase price allocated to goodwill. We estimate that we will record a charge to IPRD of approximately $15 to $20 million, as the associated purchased projects have not yet reached technological feasibility.
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of June 30, 2008, we had an accumulated deficit of approximately $176.1 million. We have not yet achieved profitability, and do not expect to be profitable in 2008 after considering the in-process research and development charge. We expect our sales, marketing and administrative expense and research and development expense will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities.
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
     Cash, cash equivalents and short-term and long-term marketable securities, was $265.7 million at June 30, 2008 and $89.7 million at December 31, 2007. The increase was due primarily to the net proceeds from our convertible debt financing transaction in March of 2008.
     Net cash used in operating activities was $6.1 million in the first half of 2008 and 2007. We spent an incremental $5.9 million for inventory and headcount to support our increased operations and growing business during the first half of 2008 as compared to the same period in 2007, offset by improved operating results for the quarter.
     Net cash used by investing activities was $133.1 million in the first half of 2008 compared to $6.0 million provided by investing activities in the same period in 2007. The increase in net cash used by investing activities of

$139.1 million is primarily due to the net change of $123.2 million in the cash used by the activity in our investment portfolio and to a $17.2 million increase in capital asset purchases. Included in the $17.2 million increase of capital expenditures over the prior year, is approximately $3.5 million and $6.6 million of expenditures related to the new facility and for the implementation of our new ERP system, respectively.
     Net cash provided by financing activities was $213.5 million in the first half of 2008 compared to $2.9 million in the same period in 2007. The change in net cash provided by financing activities of $210.6 million is primarily due to the receipt of net proceeds of $208.4 million from the issuance of convertible debt in March 2008.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our working capital requirements and of our capital expenditures for additional loaner assets, our operating results, and cash used in any future acquisitions. In addition, we expect to incur additional capital expenditures for leasehold improvements for the new headquarters facility. We have sufficient cash and investments on hand to finance our operations for the foreseeable future.
Commitments
     On November 6, 2007, the Company entered into a 15-year lease agreement for the purpose of relocating our corporate headquarters to an approximately 140,000 square foot two-building campus style complex. Rental payments consist of base rent of $2.43 per square foot, escalating at an annual rate of three percent over the 15-year period of the lease, plus related operating expenses. Relocation to the new facility began in the first quarter of 2008 and is expected to continue through the third quarter of 2008. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. Under the terms of this lease, NuVasive is required to make minimum lease payments, including operating expenses as follows:

Year	(in thousands)
2008	$1,080
2009	5,151
2010	5,801
2011	6,003
2012	6,214
2013 and thereafter	82,339

$106,588

     In connection with the lease, the Company issued a $3.1 million irrevocable transferrable letter of credit. Subsequent to the relocation dates, the Company expects to sublease the current facility through August 2012, the date on which the related lease agreement expires.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to interest rate risk at June 30, 2008 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At June 30, 2008, we did not hold any material asset-backed investment securities and in 2007 and 2008, we did not realize any losses related to asset-backed investment securities.
     Foreign Currency Exchange Risk. We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Further, the majority of our sales to international markets have been to independent distributors in transactions conducted in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2008. Based on such evaluation, our management has concluded as of June 30, 2008, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting.
     We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, reviewed our internal controls and have determined, based on such review, that there have been no changes in internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously reported, we have been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. We had been dismissed from these lawsuits by the trial court but the decision was appealed. In July 2008, the appellate court reversed the trial court’s decision to dismiss us from these lawsuits. We are currently deciding whether to appeal the decision of the appellate court. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs only cause of action against NuVasive is for negligence.

     Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
If our acquisitions are unsuccessful, our business may be harmed.
     As part of our business strategy, we have acquired companies, technologies and product lines to maintain our objectives of developing or acquiring innovative technologies. Acquisitions involve numerous risks, including the following:
•	The possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges;

•	Difficulties in integration of the operations, technologies, and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business;

•	The assumption of certain known and unknown liabilities of the acquired companies; and

•	Difficulties in retaining key relationships with employees, customers, partners and suppliers of the acquired company.
     Any of these factors could have a negative impact on our business, results of operations or financing position. Specifically, our recent Osteocel acquisition is the largest acquisition we have ever completed, with a potential total acquisition price of $85 million. If we failed to properly value that business, or fail to generate expected revenues or profits from operation of that business, our results of operations will suffer.
     Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have little experience as a company developing or marketing a particular product or technology (as is the case with the Osteocel biologic product). For example, we may not be able to successfully integrate an acquired company’s operations, technologies, products and services, information systems and personnel into our business, which will be required if we assume ownership of the Osteocel processing facility. Acquisitions may also further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns.
Our recent acquisition of the Osteocel business from Osiris Therapeutics may prove difficult to successfully integrate and could negatively impact our business.
     We recently acquired the Osteocel biologics business from Osiris Therapeutics, Inc. As part of this acquisition, we inherited the right and obligation to continue supplying the Osteocel product to the existing primary distributor of Osteocel, Orthofix N.V. Orthofix has an obligation to purchase a pre-determined amount of Osteocel from us, and our revenue projections for 2008 are largely dependent on these purchases. We do not have a history of dealing with Orthofix, and any failure of Orthofix to meet their contractual obligations will negatively impact our results of operations.
     In addition, as part of the acquisition, Osiris will continue to act as our exclusive supplier of Osteocel for a period of 18 months. In that capacity, we will be highly dependent on Osiris for supply of Osteocel and any failure on their part to process and supply such product will negatively impact our ability to meet our obligations to existing distributors and to build inventory for future launch of our own sales.
     The Osteocel product is processed from allograft, which is donated human tissue. Allograft is a supply-constrained material and there is ongoing risk that there will be insufficient supply to produce the necessary quantity of Osteocel. Allograft also carries with it the possibility of disease transmission, which could result in negative patient outcomes and negative publicity for our company.
     Lastly, Orthofix unsuccessfully attempted to stop our acquisition of Osteocel by seeking a temporary restraining order to delay the acquisition. Although this attempt failed, it is possible that Orthofix will take further legal action to disrupt the acquisition or integration of the product, and may specifically assert that it has rights to Osteocel beyond 2008. If Orthofix attempts to assert any of these claims, such claims could result in fees related to litigation, settlement or judgment, which fees could negatively impact our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
          Our Annual Meeting of Stockholders was held on May 22, 2008. Our stockholders acted upon the following two proposals at the meeting:
1. To elect two Class I directors to hold office until the 2011 Annual Meeting of Stockholders and until their successors are elected and qualified.
2. To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
          With respect to the first proposal, our stockholders voted and approved the election of two Class I directors to hold office until the 2011 Annual Meeting of Stockholders or until their earlier resignation or removal. The directors elected and the votes cast were as follows:

Names of Directors Elected	Number of Shares:	For	Withheld

Robert J. Hunt:		31,726,310	1,200,147

Hansen A Yuan:		31,724,376	1,202,081
     The following are the other members of our board of directors whose terms continued after the meeting: Alexis Lukianov; Jack R. Blair; Peter C. Farrell; Lesley H. Howe; and Eileen M. More.
     At the Annual Meeting, our stockholders also voted upon and ratified the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, by the following vote:
Number of Shares Voted

For	Against	Abstain	Broker Non-Votes

32,889,963	25,714	10,780	0

Item 5. Other Information.
Compensatory Arrangements with Certain Officers
     On August 5, 2008, the Company entered into compensatory letter agreements (Compensatory Letter Agreements) with its named executive officers (as defined in Item 402(a)(3) of Regulation S-K). Each agreement with the applicable named executive officer supersedes all prior agreements with such named executive officer relating to compensation.
     The base salaries and the target bonuses for the named executive officers, as set forth in the Compensatory Letter Agreements, are consistent with the base salaries and target bonuses disclosed in the Company’s 8-K dated January 4, 2008 and the Company’s 8-K dated February 26, 2008, respectively.
     The Compensatory Letter Agreements also set forth the severance benefits for each of the named executive officers when involuntarily terminated by the Company. The terms of the severance benefits are summarized as follows:

Involuntary Termination Prior to Change
	of Control or 12 Months or More After	Involuntary Termination within
Position	Change of Control	12 Months of a Change of Control
Alexis V. Lukianov	200% of Compensation	200% of Compensation
CEO

Keith C. Valentine	100% of Compensation	150% of Compensation
President & Chief Operating Officer

Kevin C. O’Boyle	100% of Compensation	150% of Compensation
Executive Vice President & CFO

Patrick Miles	100% of Compensation	150% of Compensation
Executive Vice President, Marketing & Product Development

Jeffrey P. Rydin	100% of Compensation	100% of Compensation
Senior Vice President, U.S. Sales
     The terms “Change of Control”, “Compensation”, and “Involuntary Termination” are defined in the respective Compensatory Letter Agreements. Additionally, upon a Change of Control, the outstanding options for each named executive officer will have accelerated vesting schedules as set forth in the respective Compensatory Letter Agreement. Copies of the Compensatory Letter Agreements are furnished as Exhibits 10.1, 10,2, 10.3, 10.4 and 10.5 and are hereby incorporated herein by reference.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No	Description

2.1	Asset Purchase Agreement, dated May 8, 2008, by and between the Company and Osiris Therapeutics, Inc.

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

10.1#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Alexis V. Lukianov

10.2#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Keith C. Valentine

10.3#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Kevin C. O’Boyle

10.4#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Patrick Miles

10.5#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Jeffrey P. Rydin

10.6	Form of Voting Agreement, dated May 8, 2008, by and among each of Peter Friedli, Venturetec, Inc., U.S. Venture 05, Inc., Joyce, Ltd. and C Randal Mills, Ph.D, and the Company

10.7+	Manufacturing Agreement, dated July 24, 2008 by and between the Company and Osiris Therapeutics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

#	Indicates management contract or compensatory plan.

+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuVasive, Inc.

Date: August 8, 2008

By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer

Date: August 8, 2008

By: /s/ Kevin C. O’Boyle
Kevin C. O’Boyle Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

2.1	Asset Purchase Agreement, dated May 8, 2008, by and between the Company and Osiris Therapeutics, Inc.

3.1 (1)	Restated Certificate of Incorporation

3.2 (1)	Restated Bylaws

10.1#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Alexis V. Lukianov

10.2#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Keith C. Valentine

10.3#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Kevin C. O’Boyle

10.4#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Patrick Miles

10.5#	Compensation Letter Agreement, dated August 5, 2008, by and between the Company and Jeffrey P. Rydin

10.6	Form of Voting Agreement dated as of May 8, 2008 by and among each of Peter Friedli, Venturetec, Inc., U.S. Venture 05, Inc., Joyce, Ltd. and C Randal Mills, Ph.D, and the Company

10.7+	Manufacturing Agreement, dated July 24, 2008 by and between the Company and Osiris Therapeutics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004.

#	Indicates management contract or compensatory plan.

+	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.