Form 10-Q
period 2009-03-31
NUVASIVE INC
filed 2009-05-08
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of April 30, 2009, there were 36,452,068 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,761	$132,318
Short-term marketable securities	40,330	45,738
Accounts receivable, net	50,032	51,622
Inventory	82,236	68,834
Prepaid expenses and other current assets	2,675	3,466

Total current assets	320,034	301,978
Property and equipment, net	75,399	73,686
Long-term marketable securities	18,430	45,305
Goodwill	32,437	2,332
Intangible assets, net	70,550	54,767
Other assets	8,491	9,338

Total assets	$525,341	$487,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,096	$26,633
Accrued payroll and related expenses	15,372	17,132
Acquisition related liabilities	24,653	—
Royalties payable	2,204	1,722

Total current liabilities	73,325	45,487
Senior convertible notes	230,000	230,000
Long-term acquisition related liabilities	—	12,111
Other long-term liabilities	16,550	12,177

Commitments and contingencies

Noncontrolling interests	14,770	—

Stockholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized, 36,405 and 36,310 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	36	36
Additional paid-in capital	391,135	383,293
Accumulated other comprehensive loss	(665)	(190)
Accumulated deficit	(199,810)	(195,508)

Total stockholders’ equity	190,696	187,631

Total liabilities and stockholders’ equity	$525,341	$487,406

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$80,008	$51,184
Cost of goods sold	14,774	9,095

Gross profit	65,234	42,089

Operating expenses:
Sales, marketing and administrative	58,481	39,317
Research and development	10,193	6,976
In-process research and development	—	4,176

Total operating expenses	68,674	50,469

Interest income and other, net	776	1,160
Interest expense	(1,868)	(434)

Interest and other income (expense), net	(1,092)	726

Consolidated net loss	$(4,532)	$(7,654)

Net loss attributable to noncontrolling interests	(230)	—

Net loss attributable to NuVasive, Inc.	$(4,302)	$(7,654)

Net loss per share:
Basic and diluted	$(0.12)	$(0.22)

Weighted average shares — basic and diluted	36,365	35,411

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(4,302)	$(7,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,488	3,883
In-process research and development	—	4,176
Stock-based compensation	6,682	5,150
Other non-cash adjustments	842	(47)
Noncontrolling interests	(230)	—
Changes in operating assets and liabilities:
Accounts receivable	1,361	(2,929)
Inventory	(14,100)	(9,306)
Prepaid expenses and other current assets	609	(1,040)
Accounts payable and accrued liabilities	10,052	5,260
Accrued payroll and related expenses	(1,777)	(1,728)

Net cash provided by (used in) operating activities	4,625	(4,235)
Investing activities:
Cash paid for acquisitions	—	(6,256)
Cash paid for investment in Progentix (Note 3)	(10,000)	—
Acquisition related milestone payments	(10,000)	—
Purchases of property and equipment	(5,567)	(11,369)
Purchases of short-term marketable securities	(7,658)	(3,005)
Sales of short-term marketable securities	27,725	17,300
Purchases of long-term marketable securities	(6,758)	(8,582)
Sales of long-term marketable securities	18,975	2,000
Other assets	—	740

Net cash provided by (used in) investing activities	6,717	(9,172)
Financing activities:
Payments of long-term liabilities	—	—
Issuance of convertible debt, net of costs	—	222,414
Purchase of convertible note hedges	—	(45,758)
Sale of warrants	—	31,786
Issuance of common stock	1,160	1,579

Net cash provided by financing activities	1,160	210,021
Effect of exchange rate changes on cash	(59)	—

Increase in cash and cash equivalents	12,443	196,614
Cash and cash equivalents at beginning of year	132,318	61,915

Cash and cash equivalents at end of year	$144,761	$258,529

Supplemental disclosure of non-cash transactions:
Leasehold improvements paid by lessor		$2,848
See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company is a medical device company focused on the design, development, and marketing of products for the surgical treatment of spine disorders. The Company’s product portfolio is focused primarily on the U.S. spine implant market. Additionally, the Company has expanded into the global biologics market, the international market, and is developing products for the emerging motion preservation market.
     NuVasive’s principal product offering is based on its Maximum Access Surgery, or MAS® platform. The MAS platform combines four categories of products that collectively minimize soft tissue disruption during spine surgery with maximum visualization and safe, easy reproducibility for the surgeon: NeuroVision®, a proprietary software-driven nerve avoidance system; MaXcess®, a unique split-blade retractor system; a wide variety of specialized implants; and several biologic fusion enhancers. MAS significantly reduces surgery time and returns patients to activities of daily living much faster than conventional approaches. Having redefined spine surgery with the MAS platform’s lateral approach, known as eXtreme Lateral Interbody Fusion, or XLIF®, the Company has built an entire spine franchise. With products today spanning lumbar, thoracic and cervical applications, the Company will continue to expand and evolve its offering predicated on its research and development focus and dedication to outstanding service levels supported by a culture of Absolute Responsiveness®.
     The Company loans its MAS systems to surgeons and hospitals that purchase implants and disposables for use in individual procedures. In addition, NeuroVision, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company sells a small quantity of MAS instrument sets, MaXcess and NeuroVision systems to hospitals. The Company also offers a range of bone allograft in patented saline packaging and spine implants such as rods, plates and screws. Implants and disposables are shipped from the Company’s facilities or from limited disposable inventories stored at independent sales agents’ sites.
2. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2008 and for the three-months ended March 31, 2008 include the accounts of the Company and its wholly owned subsidiaries, NuVasive Europe GmbH and NuVasive UK Limited. The unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months then ended include the accounts of the Company and its wholly owned subsidiaries as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities, or FIN 46R. There has been no material activity by the Company’s subsidiaries during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three-months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
3. Investment in Progentix Orthobiology, B.V.
     On January 13, 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Agreement for $10 million in cash (the Initial Investment). Progentix has as its objective the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix wishes to further extend the existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology. Since inception, Progentix has incurred approximately $2.0 million in losses.

     NuVasive and Progentix also entered into a Senior Secured Facility Agreement dated January 13, 2009, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). The proceeds of the Loan are to be utilized towards achievement of all milestones, as defined in the Preferred Stock Purchase Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan, NuVasive is not obligated to provide additional funding to Progentix. Concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement dated January 13, 2009 (the Option Agreement), whereby NuVasive may be obligated (the Put Option), upon the achievement within two years of certain milestones by Progentix, to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders for $45 million, payable in a combination of cash or NuVasive common stock at the Company’s sole discretion, subject to certain adjustments (the Remaining Shares).
     NuVasive may also be obligated, in the event that Progentix achieves the milestones contemplated above within the requisite two-year period, to make additional payments to Progentix of up to an aggregate total of $25 million, payable in a combination of cash or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments, upon completion of additional milestones and dependent on NuVasive’s sales success. NuVasive also has the right under the Option Agreement to purchase the Remaining Shares (the Call Option) at any time between the second anniversary and the fourth anniversary of the Option Agreement (the Option Period) for $35 million, payable in a combination of cash or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments. In the event NuVasive achieves in excess of a specified annual sales run rate on Progentix products during the Option Period, NuVasive may be required to purchase the Remaining Shares for $35 million. NuVasive and Progentix also entered into a Distribution Agreement dated January 13, 2009, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless earlier terminated in accordance with its terms.
     Under FIN 46R, Consolidation of Variable Interest Entities, an entity that does not have the ability to finance its activities without additional subordinated financial support or that has equity investors that cannot make significant decisions about the its operations or that do not absorb their proportionate share of expected losses or will not receive the expected residual returns of the entity, are accounted for as a variable interest entity, or VIE. The application of FIN 46R to a given arrangement requires significant management judgment. The enterprise that is deemed to have the obligation to absorb a majority of the expected losses or the right to receive a majority of expected residual returns of the VIE is considered the primary beneficiary. An enterprise is required to consolidate a VIE if it is considered the primary beneficiary of the VIE.
     Pursuant to the guidance in FIN 46R, the Company has determined that Progentix is a variable interest entity, NuVasive is its primary beneficiary, and as a result the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the Initial Investment. This determination was made based on the Put Option and Call Option to acquire the Remaining Shares at prices that were fixed upon entry into the arrangement, with the specific prices based upon the achievement of certain milestones within a specified period of time. The fixed nature of the Put Option and the Call Option limit Progentix Shareholders’ potential future returns.
     Pursuant to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), the equity interests in Progentix not owned by the Company are reported as noncontrolling interests on the consolidated balance sheet of the Company. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150). Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit on the consolidated financial statements as a redeemable noncontrolling interest that is initially recorded at fair value and classified as mezzanine equity under the provisions of EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98).
     Pursuant to the provisions of EITF D-98, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument should be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At March 31, 2009, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at March 31, 2009, as it is not currently possible to predict the outcome of such milestones, the Company concluded it is not probable that the milestones will be met and that the Remaining Shares will become redeemable. The probability of redemption will be reevaluated on at least a quarterly basis.

     In accordance with FIN 46R, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. There has been no material change to the balances consolidated at the date of the Initial Investment, therefore only the balances consolidated as of March 31, 2009 are included below. Total assets and liabilities of Progentix as of March 31, 2009 are as follows (in thousands):

March 31, 2009
Total current assets	$1,036
Identifiable intangible assets, net	16,752
Goodwill	12,655
Accounts payable & accrued expenses	570
Deferred tax liabilities	4,310
Noncontrolling interests	14,770
     Intangible assets consolidated pursuant to the Progentix investment are included in the Intangible assets, net balance in the consolidated balance sheet as of March 31, 2009 and consist of the following (in thousands):

	Weighted-
	Average	Gross		Intangible
	Amortization	Carrying	Accumulated	Assets,
	(in years)	Amount	Amortization	Net
Non-competition agreement	2	$300	$32	$268
Existing technology	10	5,400	116	5,284
In-process research and development	10	11,200	—	11,200

Total Progentix intangible assets		$16,900	$148	$16,752
4. Osteocel Biologics Business Acquisition
     On July 24, 2008, NuVasive completed the acquisition of certain assets of Osiris Therapeutics, Inc. (Osiris) (the Osteocel® Biologics Business Acquisition) for $35 million in cash paid at closing pursuant to the Asset Purchase Agreement, as amended. The completion date of this transaction is referred to as the Technology Closing Date. At the Technology Closing Date, the Company also entered into a Manufacturing Agreement, as amended (collectively with the Asset Purchase Agreement, the Agreements) with Osiris.
     Under the terms of the Agreements, NuVasive is obligated to make additional payments of up to $50 million, including milestone-based contingent payments not to exceed $37.5 million and a non-contingent $12.5 million payment for the transfer of the manufacturing facility Osiris currently utilizes to manufacture the Osteocel product. Through March 25, 2009, a total of $5.0 million in cash had been paid toward these contingent milestone obligations.
     On March 25, 2009, the Company and Osiris entered into an additional agreement which amended certain provisions of the Agreements (the March 2009 Amendments). Under the terms of the March 2009 Amendments, the Manufacturing Agreement expired and Osiris ceased all manufacturing activity related to Osteocel in April 2009. Additionally, under the terms of the March 2009 Amendments, the parties agreed to remove the performance contingencies otherwise applicable to $17.5 million of the remaining contingent milestone payments available to Osiris under the Agreements and amended these milestone payments (the Amended Milestones). In accordance with the March 2009 Amendments, a payment in cash for the Amended Milestones in the amount of $5.0 million was made on March 31, 2009. An additional $12.5 million is payable on June 30, 2009. The Amendments also provide for Osiris to retain their manufacturing facility and for NuVasive to accelerate the timing of the payment of the non-contingent $12.5 million payable initially recorded related to the transfer of the manufacturing facility to September 30, 2009. No additional manufacturing related assets or additional tangible assets will transfer to NuVasive.
     The terms of the remaining milestone payment of $15 million under the Agreements are unchanged and are based on the achievement of a specified sales amount by NuVasive. Each of the Amended Milestone payments may be made in cash or through the delivery of NuVasive common stock of equivalent value, as initially contemplated by the Asset Purchase Agreement.
     The Company’s purchase price allocation was updated in the first quarter of 2009 to reflect the payment of $5 million for the payment of the first of the Amended Milestones in March 2009 and to reflect the impact of the March 2009 Amendments. The Goodwill balance related to the Osteocel® Biologics Business Acquisition was $18.7 million as of March 31, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired.

     A rollforward of the goodwill balance associated with the Osteocel Biologics Business Acquisition is as follows (in thousands):

Initial long-term liability balance recorded (July 2008)	$(3,721)
First Milestone Achievement (December 2008)	5,000
First payment under the March 2009 Amendments	5,000
Record non-contingent payment pursuant to the March 2009 Amendments	12,453

Total Osteocel Goodwill at March 31, 2009	$18,732
5. Acquisition of Pedicle Screw Technology
     In March 2008, NuVasive completed a buy-out of royalty obligations on SpheRx® pedicle screw and related technology products and acquired new pedicle screw intellectual property for cash payments aggregating $6.3 million. Of the aggregate purchase price, $2.1 million, representing the present value of the expected future cash flows associated with the terminated royalty obligations, was allocated to intangible assets to be amortized on a straight-line basis over a seven-year period. The remaining $4.2 million was allocated to in-process research and development (IPR&D) as the associated projects had not yet reached technological feasibility and had no alternative future uses.
6. Intangible Assets
     Identifiable intangible assets consisted of the following as of March 31, 2009 (in thousands):

	Weighted-
	Averaged	Gross
	Amortization	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Trade name and trademarks	15	$4,700	$(211)	$4,489
Customer relationships	14	9,730	(1,593)	8,137
Developed technology	14	31,275	(3,786)	27,489
Manufacturing know-how and trade secrets	13	20,305	(1,070)	19,235
In-process research and development	10	11,200	—	11,200

		$77,210	$(6,660)	$70,550

Intangible Assets Not Subject to Amortization:
Goodwill				32,437

Total Intangible assets				$102,987

     Future estimated amortization expense related to acquired intangible assets subject to amortization is as follows (in thousands):

Remaining 2009	$3,989
2010	6,375
2011	6,145
2012	6,139
2013	6,132
2014	6,098
Thereafter	35,672

$70,550

Amortization expense was $1.3 million and $0.4 million for the three month periods ended March 31, 2009, and March 31, 2008, respectively.
7. Convertible Senior Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% Convertible Senior Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company will pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013 (the Maturity Date). The Company made two interest payments of approximately $2.7 million each in September 2008 and March 2009.
     The Notes will be convertible into shares of the Company’s common stock, $0.001 par value per share, based on an initial conversion rate, subject to adjustment, of 22.3515 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $44.74 per share). Holders may convert their notes at their option on any day up to and including the second scheduled trading day immediately preceding the Maturity Date. If a fundamental change to the Company’s business occurs, as defined in the Notes, holders of the Notes have the right to require that the Company repurchase the Notes, or a portion thereof, at the principal amount plus accrued and unpaid interest.

     In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock at an initial stock price of $44.74 per share, each of which is subject to adjustment. In addition, the Company sold to the Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the Warrants), subject to adjustment, at an initial strike price of $49.13 per share, subject to adjustment. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $14.0 million and is reflected as a reduction of additional paid-in capital as of March 31, 2009. The impact of the Hedge is to raise the effective conversion price of the Notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the Notes). The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the Hedge. The Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the Warrants.
8. Net Loss Per Share
     NuVasive computes net loss per share using the weighted-average number of common shares outstanding during the period. For the three-months ended March 31, 2009, due to the net loss reported in all periods, options and unvested restricted stock units to purchase 1.4 million shares of common stock equivalents were not included in the computation of earnings per share because their effect would be anti-dilutive. There were no potentially dilutive common shares related to the Company’s 2.25% Convertible Senior Notes due 2013, or the related warrants, for the three-month periods ended March 31, 2009 and 2008, as the Company’s average stock price for the respective periods was less than the conversion price of the Notes. Although these securities are currently not included in the net loss per share calculation, they could be dilutive when, and if, the Company reports earnings.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
Numerator:
Net loss attributable to NuVasive, Inc.	$(4,302)	$(7,654)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	36,365	35,411

Basic and diluted net loss per share	$(0.12)	$(0.22)

9. Comprehensive Loss
     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss attributable to NuVasive, Inc.	$(4,302)	$(7,654)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(272)	27
Translation adjustments	(203)	43

Total comprehensive loss	$(4,777)	$(7,584)

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
     The Company measures available-for-sale securities at fair value on a recurring basis. All of the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are categorized as Level 1. The Company recorded an unrealized loss of $272,000 and an unrealized gain of $27,000 in the three-months ended March 31, 2009 and 2008, respectively. The unrealized gain (loss) is included as a component of other comprehensive income (loss) within stockholders’ equity.
     Effective January 1, 2009, the Company implemented FASB Statement No. 157, Fair Value Measurements, or SFAS 157, for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on the financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event they complete an acquisition or incur asset impairment in future periods.
11. Income Taxes
     The Company accounts for income taxes in accordance with FAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. At December 31, 2008, the Company had net deferred tax assets of $85.4 million primarily attributable to net operating loss carry-overs, research and exploration credits, original issue discount, stock-based compensation expense and fixed assets. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets, a full valuation allowance has been established. With immaterial exception, the Company continues to maintain a full valuation allowance against its deferred tax assets as of March 31, 2009.
     On July 13, 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, its effective date. There have been no changes in unrecognized tax benefits or other items pertaining to FIN 48 since December 31, 2008 and as such, disclosures included in the Company’s 2008 Annual Report on Form 10-K continue to be relevant for the period ended March 31, 2009.

12. Stock-Based Compensation
     For purposes of calculating the stock-based compensation under FAS 123(R), Share Based Payments, the Company estimates the fair value of stock options granted to employees and shares issued under the Employee Stock Purchase Plan, or ESPP Plan, using a Black-Scholes option-pricing model. No shares were issued under the ESPP Plan in the three months ended March 31, 2009 and 2008. The assumptions used to estimate the fair value of stock awards granted in the three months ended March 31, 2009 and 2008 are as follows:

	Three Months	Three Months
	Ended March 31, 2009	Ended March 31, 2008
Stock Options
Volatility	45% to 46%	42%
Expected term (years)	3.3 to 4.9	2.5 to 4.5
Risk free interest rate	1.4% to 1.7%	2.5% to 2.8%
Expected dividend yield	0.0%	0.0%
     The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
Sales, marketing and administrative expense	$5,241	$4,504
Research and development expense	1,441	646

Stock-based compensation expense	$6,682	$5,150

Effect on basic and diluted net loss per share	$(0.18)	$(0.15)

     Stock-based compensation for stock options and restricted stock units is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.
Restricted Stock Units
          During the three months ended March 31, 2009, approximately 151,000 time-vested restricted stock units, or RSUs, were granted at a grant date fair value of $34.90 per share. For the three months ended March 31, 2009, the Company recorded $625,000 of stock-based compensation expense related to RSUs. During the three months ended March 31, 2008, there were no RSUs granted and thus, no related stock-based compensation was recorded during that period.
13. New Building Lease
     On November 6, 2007, the Company entered into a 15-year lease agreement for the purpose of relocating the Company’s corporate headquarters to an approximately 140,000 square foot two-building campus style complex in San Diego. Rental payments consist of base rent that escalates at an annual rate of three percent over the 15-year period of the lease, plus building related expenses paid to the landlord. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. In connection with the lease, the Company issued a $3.1 million irrevocable transferable letter of credit. Relocation to the new facility was completed during August 2008.
     The Company expects to sublease its previous corporate headquarters through August 2012, the date on which the related lease agreement expires; however, the Company also expects that the space will remain vacant for approximately an additional 17 months from March 31, 2009 with no associated sublease income during that time. Upon moving the final phase of shareowners (employees) and operations to the new headquarters during August of 2008, the Company recorded a loss equal to the estimated present value of expected net future cash flows in the amount of $4.8 million. The Company has assumed, in performing the calculation of the loss, that the facility would remain vacant for approximately 24 months from the cease use date in August 2008 given the current market conditions. As of the date of this filing, the Company has not yet entered into a sublease agreement and cannot be assured that a sublease, if any, will provide the anticipated sublease income used to calculate the above charge taken in the year-ended December 31, 2008.
     For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

The table below provides the minimum cash payments required under the new and old building leases for rent and related operating expenses.

	Previous	New
Year	Headquarters	Headquarters	Total
(in thousands)
Remaining 2009	$951	$4,558	$5,509
2010	1,305	5,801	7,106
2011	1,344	6,003	7,347
2012	921	6,214	7,135
2013	—	6,431	6,431
Thereafter	—	75,907	75,907

	$4,521	$104,914	$109,435

14. Impact of Recently Issued Accounting Standards
Recently Adopted Accounting Standards
     Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combination, FAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. FAS 141(R) amended FAS 109, and FIN 48. Previously, FAS 109 and FIN 48, respectively, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. FAS 141(R) does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under FAS 141 or FAS 141(R), will be recognized in current period income tax expense. The Company expects FAS No. 141R will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of January 1, 2009.
     Effective January 1, 2009, the Company implemented FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, or FAS 160. This standard addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company expects FAS 160 will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the investments made after the effective date of January 1, 2009.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption to have a material impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This standard provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair valued measurements on earnings. SFAS 157 applies whenever standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this statement for financial assets and liabilities measured at fair value effective January 1, 2008. There was no material financial statement impact as a result of adoption. In accordance with the guidance of FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company has postponed adoption of the standard for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until 2009. The Company is currently evaluating the impact of adoption of this standard but does not anticipate it to have a material impact on its consolidated financial position, results of operations or liquidity.

     In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. There was no material financial statement impact as a result of adoption.
Recently Issued Accounting Standards
     In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or FAS 162. This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. FAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company currently adheres to the hierarchy of GAAP as presented in FAS 162, and adoption is not expected to have a material impact on the consolidated financial statements.
          In April 2009, the FASB issued the following new accounting standards:
i.)	FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.)	FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.
          These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on the consolidated financial statements.
15. Legal Proceedings
     Medtronic Sofamor Danek USA, Inc. Litigation
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic (three of the patents have since been removed from the case, leaving nine patents remaining). On March 9, 2009, NuVasive filed inter partes reexamination requests with the U.S. Patent and Trademark Office, requesting that six of the nine patents in suit be reexamined (those relating to anterior cervical plates). Also on March 9, 2009, NuVasive filed a motion to stay requesting that the Court stay the litigation proceedings on these six patents pending the outcome of any reexamination proceeding. On April 28, 2009, NuVasive amended its counterclaim to assert NuVasive’s U.S. Patent No. 7,207,949 against Medtronic, which NuVasive contends is being infringed by Medtronic’s NIM-Eclipse System, Quadrant products, and DLIF surgical technique. The Medtronic Litigation is in the early stages of the proceedings. An order establishing a schedule for the case is expected in the near term. NuVasive believes Medtronic’s claims lack merit and intends to defend the case vigorously. As of March 31, 2009, the probability of an outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with FAS 5, the Company has not recorded an accrual related to this litigation.
16. Subsequent Event
     On April 22, 2009, NuVasive announced that it has agreed to purchase 100% of the capital of Cervitech® Inc., a New Jersey based company focused on clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device. This strategic acquisition allows NuVasive the potential to accelerate its entry into the growing mechanical cervical disc replacement market. The initial payment for purchase of Cervitech will be approximately $47 million, with an additional contingent payment of $33 million upon FDA approval of the device. At NuVasive’s discretion, all payments may be made in up to 50% of NuVasive common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ending December 31, 2008. We do not intend to update these forward looking statements to reflect future events or circumstances.
Overview
     We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused primarily on the $4.6 billion U.S. spine implant market. Additionally, we have expanded into the $1.5 billion global biologics market, the $1.5 billion international market, and are developing products for the emerging motion preservation market.
     Our principal product offering is based on our Maximum Access Surgery, or MAS® platform. The MAS platform combines four categories of products that collectively minimize soft tissue disruption during spine surgery with maximum visualization and safe, easy reproducibility for the surgeon: NeuroVision®, a proprietary software-driven nerve avoidance system; MaXcess®, a unique split-blade retractor system; a wide variety of specialized implants; and several biologic fusion enhancers. MAS significantly reduces surgery time and returns patients to activities of daily living much faster than conventional approaches. Having redefined spine surgery with the MAS platform’s lateral approach, known as eXtreme Lateral Interbody Fusion, or XLIF®, we have built an entire spine franchise. With nearly 50 products today spanning lumbar, thoracic and cervical applications, we will continue to expand and evolve our offering predicated on our R&D focus and dedication to outstanding service levels supported by our culture of Absolute Responsiveness®.
     In recent years we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. Our biologic offering began in 2007 with the acquisition of rights to FormaGraft®, a collagen synthetic product used to aid the fusion process. This offering expanded in 2008 with the acquisition of Osteocel® from Osiris Therapeutics, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion.
     We also offer a suite of traditional spine surgery products, including certain products in our CoRoent suite of implants, a titanium surgical mesh system, a line of precision-machined cervical and lumbar allograft implants, and related instrumentation. Our Triad® and Extensure® lines of bone allograft, in our patented saline packaging, is human bone that has been processed and precision shaped for transplant. We also offer fusion fixation products that offer unique technological benefits such as our Gradient Plustm cervical plate and SpheRx pedicle screw system.
     We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In August 2008, we completed the enrollment of our pivotal clinical trial for NeoDisc®, our cervical disc replacement device. The trial protocol requires a two-year follow up period on all patients before submitting to the FDA for potential approval.
     Since inception, we have been unprofitable. As of March 31, 2009, we had an accumulated deficit of $199.8 million.
     Revenues. The majority of our revenues were derived from the sale of disposables and implants and we expect this trend to continue in the near term. We loan our NeuroVision systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, we place NeuroVision, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. Our implants and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We recognize revenue for disposables or implants used upon receiving a purchase order from the hospital indicating product use or implantation. In addition, we sell a small number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.

     Sales and Marketing. Through March 31, 2009, substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We sell our products through a sales force comprised of exclusive independent sales agencies and our own directly employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion in international sales efforts with the initial focus on European markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and there have been no material changes during the three months ended March 31, 2009.
Results of Operations
Revenue

	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$80,008	$51,184	$28,824	56.3%
     Revenues have increased over time due primarily to continued market acceptance of our products within our MAS® platform, including NeuroVision® and MaXcess® disposables, and our specialized implants such as our XLP® lateral plate, SpheRx® pedicle screw systems, and CoRoent® suite of products. The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions through product introductions in 2008 and 2007 has contributed to revenue growth in each year. We expect revenue to continue to increase, which can be attributed to the continued adoption of our XLIF procedure and deeper penetration into existing accounts as our sales force executes on the strategy of selling the full mix of our products. In addition, the expansion of our biologics offering, including FormaGraft®, acquired in January 2007 and Osteocel®, acquired in July 2008, our investment in Progentix in January 2009, our recent announcement of the acquisition of Cervitech, Inc. and our new product introductions and strategic business and asset acquisitions are expected to lead to continued revenue growth.
Cost of Goods Sold

	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$14,774	$9,095	$5,679	62.4%
% of revenue	18.5%	17.8%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.
     The increase in cost of goods sold in total dollars in the three month period ended March 31, 2009 compared to the same period in 2008 resulted primarily from (i) increased direct costs of $2 million primarily to support revenue growth; (ii) increased costs related to sales of Osteocel of $2 million, which was acquired subsequent to March 31, 2008; and (iii) increased depreciation expense of $1.2 million incurred on the increased amount of surgical instrument sets we hold for use in surgeries. We expect cost of goods sold, as a percentage of revenue, to remain at these levels for the remainder of 2009.

Operating Expenses
     Sales, Marketing and Administrative.

	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$58,481	$39,317	$19,164	48.7%
% of revenue	73.1%	76.8%
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
     Increases in costs based on revenue, such as sales force compensation and other direct costs related to the sales force, royalty expense, and shipping costs were $7.3 million for the three month period ended March 31, 2009 compared to the same period in 2008. The increases are consistent with our increased revenue growth of approximately 56% in the first quarter of 2009 as compared to the same period in 2008.
     We also experienced increased costs as a result of overall Company growth and headcount additions in our marketing and administrative support functions. Marketing and administrative compensation and personnel costs increased $6.6 million for the three month period ended March 31, 2009 compared to the same period in 2008 and facility, equipment and computer expenses increased by $2.3 million for the three month period ended March 31, 2009, compared to the same period in 2008, primarily as a result of the move to our new corporate headquarters, as discussed below.
     During the first quarter of 2009, we adopted FAS 141R, Business Combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting in that the acquisition related expenses were included as part of the value of the acquired company. We incurred approximately $1.9 million in acquisition related costs related to the investment in Progentix and our anticipated acquisition of Cervitech with no comparable expense during the same period in 2008.
     We incurred other significant expenses in 2008 that are designed to increase the scalability of our business over time. We completed the implementation of our new enterprise resource planning, or ERP, software system in 2008. We incurred a total of $10.9 million in costs related to the ERP project through June 2008, which has been capitalized. We are amortizing the capitalized costs over a 7-year period beginning in July 2008.
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
     Research and Development.

	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$10,193	$6,976	$3,217	46.1%
% of revenue	12.7%	13.6%
     Research and development expense consists primarily of product research and development, clinical trial costs, regulatory and clinical functions, and shareowner (employee) related expenses.
     The increase in research and development costs in the periods presented are primarily due to expenses related to litigation support costs of $1.6 million incurred during the first quarter of 2009 with no comparable expenses during the same period in 2008. Compensation and other shareowner related expenses increased $1.3 million, including an increase in stock-based compensation of $0.8 million, for the three-months ended March 31, 2009, compared to the same period in 2008, primarily due to increased headcount to support our product development and enhancement efforts. We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities; however, as a percentage of revenue these costs are expected to decrease in the near term and then stabilize over time.

     In-Process Research and Development.
     In 2008, we recorded in-process research and development (IPR&D) charges of $4.2 million related to the acquisition of pedicle screw technology in the first quarter of 2008. As of the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in-process had no alternative future uses. Accordingly, the amount was charged to expense on the acquisition date in accordance with FAS 141, Business Combinations.
     During the first quarter 2009, we adopted FAS 141(R), Business Combinations, which is applied prospectively for all new business acquisitions entered into after January 1, 2009, and which requires that IPR&D acquired is no longer charged to expense on the acquisition date, but rather recorded as an asset on the balance sheet. Amounts recorded as IPR&D beginning after January 1, 2009, will begin being amortized upon first sales of the product over the estimated useful life of the technology. As of March 31, 2009, we have recorded approximately $11.2 million on our balance sheet related to IPR&D in conjunction with the Progentix Investment, as described above. In accordance with FAS 141R, there were no charges to the income statement during the first quarter 2009.
Interest and Other Income, Net

	March 31,
(dollars in thousands)	2009	2008	$ Change	% Change

Interest income and other, net	$776	$1,160
Interest expense	(1,868)	(434)

Total Interest and other income (expense), net	$(1,092)	$726	$1,818	250%

% of revenue	(1.4)%	1.4%
     Interest and other income (expense), net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s convertible debt offering signed in March 2008. The net change in these amounts in the periods presented is due to (i) an increase of $1.4 million in interest expense for the three-months ended March 31, 2009 related to the convertible debt offering due to having a full quarter of interest expense in the first quarter of 2009 as compared to only a partial month during the same period in 2008, and (ii) higher balances in marketable securities offset by lower interest rates resulting in a decrease of $0.4 million in interest income for the three-months ended March 31, 2009.
Stock-Based Compensation

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Sales, marketing and administrative expense	$5,241	$4,504
Research and development expense	1,441	646

Total stock-based compensation expense	$6,682	$5,150

     We granted approximately 1.2 million and 1.5 million options in the first three months of 2009 and 2008, respectively, with a per option grant date weighted average fair value of $13.25 and $14.14, respectively. In addition, in 2009 we granted approximately 151,000 restricted stock units with a weighted average grant date fair value of $34.90. We recognize stock-based compensation expense on an accelerated basis in accordance with FIN 28, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular option within 12 months of its grant date. The increase in stock-based compensation expense in the three- months ended March 31, 2009 compared to the same period in 2008 is due primarily to the amortization of prior year grants during Q1 2009, decrease in options granted during the first quarter 2009 at a lower weighted average fair value as compared to the same period in 2008 offset by the grant of restricted stock units during the first quarter of 2009 with no comparable grant during the same period in 2008. Restricted stock units tend to have a higher associated stock based compensation expense as they are valued at market price on the day of grant.

Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of March 31, 2009, we had an accumulated deficit of approximately $199.8 million. We have not yet achieved profitability, and do not expect to be profitable in 2009. We expect our sales, marketing and administrative expense and research and development expense will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of our equity securities.
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
     Cash, cash equivalents and short-term and long-term marketable securities, was $203.5 million at March 31, 2009 and $223.4 million at December 31, 2008. The decrease was due primarily to the payment of $10 million related to our investment in Progentix, in addition to $10 million related to Osteocel milestones paid during the first quarter of 2009.
     Net cash provided by operating activities was $4.6 million in the first quarter of 2009 compared to $4.2 million used in operating activities in the same period in 2008, an increase of $8.8 million in net cash provided by operating activities. We spent an incremental $4.8 million during the first three months of 2009 as compared to the same period in 2008 for inventory to support our increased operations and growing business, offset by an incremental increase in collections on our accounts receivable of $4.3 million during the first quarter of 2009 as compared to the same period in 2008 due to an increase in cash collection efforts period over period.
     Net cash provided by investing activities was $6.7 million in the first quarter of 2009 compared to $9.2 million used in investing activities in the same period in 2008. The increase in net cash provided by investing activities of $15.9 million is primarily due to the net change of $24.6 million in the cash provided by the activity in our investment portfolio and to a $5.8 million decrease in capital asset purchases, offset by an increase of $13.7 million used in acquisition related cash payments for our investment in Progentix and payment of Osteocel milestones.
     Net cash provided by financing activities was $1.2 million in the first quarter of 2009 compared to $210.0 million in the same period in 2008. The change in net cash provided by financing activities of $208.9 million is primarily due to the receipt of net proceeds of $208.4 million from the issuance of convertible debt in March 2008.
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
Commitments
     Progentix Investment
     On January 13, 2009 (the Investment Date), we completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders pursuant to a Preferred Stock Agreement for $10 million in cash. Additionally, we, Progentix and the shareholders of Progentix entered into an Option Purchase Agreement dated January 13, 2009 (the Option Agreement), whereby we may be obligated, upon the achievement of certain milestones by Progentix within two years, to purchase the remaining sixty percent (60%) of capital stock of Progentix for $45 million, payable in a combination of cash or NuVasive common stock at our sole discretion, subject to certain adjustments (the Remaining Shares). We may also be obligated in the event that Progentix achieves the milestones contemplated above within the requisite two year period to make additional payments to Progentix of up to an aggregate total of $25 million, payable in a combination of cash or stock at the our sole discretion, upon completion of additional milestones and dependent on our sales success. We also have the right under the Option Agreement to purchase the Remaining Shares at any time between the second anniversary of the Option Agreement and the fourth anniversary of the Option Agreement (the Option Period) for $35 million, payable in a combination of cash or NuVasive common stock at our sole discretion, and in certain circumstances where we achieve in excess of a certain annual sales run rate on Progentix products during the Option Period, we may be required to purchase the Remaining Shares for $35 million. We also entered into a Distribution Agreement with Progentix dated January 13, 2009, whereby Progentix appointed us as its exclusive distributor for certain Progentix products. The Distribution Agreement shall remain in effect for a term of ten years unless earlier terminated in accordance with its terms.

     We entered into a Senior Secured Facility Agreement with Progentix dated January 13, 2009 (the Facility Agreement) whereby Progentix may borrow up to $5 million from us to fund ongoing clinical and regulatory efforts (the Loan). The Loan accrues interest at a rate of six percent (6%) per year. The total amount of the Loan and any related accrued interest may be paid in cash or applied against any potential future purchase price of the Remaining Shares. We are not obligated to provide any additional funding to Progentix other than as stipulated in the Loan. Progentix borrowed $1 million under the Loan at the Investment Date.
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
     Osteocel Biologics Business Acquisition
     In connection with the Asset Purchase Agreement and Manufacturing Agreement, each as amended, that were entered into in connection with the, Osteocel Biologics Business Acquisition, we are required to make non-contingent payments of $25.0 million to Osiris Therapeutics, Inc. (Osiris) during 2009. Also, we will make an additional milestone-based contingent payment to Osiris in the amount of $15 million related to a sales performance milestone. Both the contingent and non-contingent payments to Osiris are payable in either cash or a combination of cash and NuVasive common stock, at our election.
     Building Leases
     On November 6, 2007, we entered into a 15-year lease agreement for the purpose of relocating our corporate headquarters to an approximately 140,000 square foot two-building campus style complex. Rental payments consist of base rent of $2.43 per square foot, escalating at an annual rate of three percent over the 15-year period of the lease, plus related operating expenses. Relocation to the new facility began in the first quarter of 2008 and was completed in August 2008. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. Under the terms of this lease, and the lease of our previous headquarters, we are required to make minimum lease payments, including operating expenses as follows:

	Previous	New
Year	Headquarters	Headquarters	Total
(in thousands)
Remaining 2009	$951	$4,558	$5,509
2010	1,305	5,801	7,106
2011	1,344	6,003	7,347
2012	921	6,214	7,135
2013	—	6,431	6,431

Thereafter	—	75,907	75,907

	$4,521	$104,914	$109,435

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our exposure to interest rate risk at March 31, 2009 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At March 31, 2009, we did not hold any material asset-backed investment securities and in 2008 and 2007, we did not realize any losses related to asset-backed investment securities.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 10% adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2009. Based on such evaluation, our management has concluded as of March 31, 2009, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic (three of the patents have since been removed from the case, leaving nine patents remaining). On March 9, 2009, NuVasive filed inter partes reexamination requests with the U.S. Patent and Trademark Office, requesting that six of the nine patents in suit be reexamined (those relating to anterior cervical plates). Also on March 9, 2009, NuVasive filed a motion to stay requesting that the Court stay the litigation proceedings on these six patents pending the outcome of any reexamination proceeding. On April 28, 2009, NuVasive amended its counterclaim to assert NuVasive’s U.S. Patent No. 7,207,949 against Medtronic, which NuVasive contends is being infringed by Medtronic’s NIM-Eclipse System, Quadrant products, and DLIF surgical technique. The Medtronic Litigation is in the early stages of the proceedings. An order establishing a schedule for the case is expected in the near term. NuVasive believes Medtronic’s claims lack merit and intends to defend the case vigorously.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (the Risk Factors) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 5. Other Information
     Other Events
     On March 12, 2009, Jeff Rydin, NuVasive’s Senior Vice President of U.S. Sales, a named executive officer of NuVasive, adopted a stock trading plan for trading in NuVasive’s common stock, currently held or issuable upon the exercise of stock options, in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934. Mr. Rydin will file Form 4s evidencing sales under his stock trading plan as required under Section 16 of the Securities Exchange Act of 1934. This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by a person while in possession of material nonpublic information. Consistent with Rule 10b5-1, NuVasive’s insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans.
     Pursuant to the stock trading plan adopted by Mr. Rydin, in June and July 2009, he will sell 10,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 10,000 additional shares each month based on increasing price levels. Any shares remaining unsold following the respective sale date will be available for sale at the applicable prearranged minimum price in the following month until sold or, if not sold in a prior month, until expiration of the plan.
     Under the plan, the plan’s agent will undertake to sell specified numbers of shares each month if the stock trades above the prearranged minimum prices. The individual stockholder will have no control over the timing of any sales under the plan and there is no assurance that any shares will be sold. Sales under Mr. Rydin’s plan will take effect in June 2009 and will expire in November 2009.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No	Description

2.1	Amendment No. 2 to Asset Purchase Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc.

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

10.1	Amendment No. 3 to Manufacturing Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc.

10.2†	Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto

10.3 †	Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto

10.4 †	Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2004 (Commission File No. 000-50744-04972978).

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008 (Commission File No. 000-50744-04972978).

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NuVasive, Inc.
Date: May 8, 2009

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: May 8, 2009

By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

2.1	Amendment No. 2 to Asset Purchase Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc.

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

10.1	Amendment No. 3 to Manufacturing Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc.

10.2†	Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto

10.3 †	Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto

10.4 †	Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2004 (Commission File No. 000-50744-04972978).

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008 (Commission File No. 000-50744-04972978).

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.