Form 10-Q
period 2009-06-30
NUVASIVE INC
filed 2009-08-06
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 31, 2009, there were 37,688,415 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,326	$132,318
Short-term marketable securities	25,100	45,738
Accounts receivable, net	48,528	51,622
Inventory	87,130	68,834
Prepaid expenses and other current assets	3,825	3,466

Total current assets	300,909	301,978
Property and equipment, net	77,830	73,686
Long-term marketable securities	19,351	45,305
Goodwill	87,265	2,332
Intangible assets, net	105,965	54,767
Other assets	7,674	9,338

Total assets	$598,994	$487,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,381	$26,633
Accrued payroll and related expenses	16,464	17,132
Acquisition related liabilities	12,350	—
Royalties payable	2,255	1,722

Total current liabilities	52,450	45,487
Senior convertible notes	230,000	230,000
Long-term acquisition related liabilities	29,932	12,111
Other long-term liabilities	30,026	12,177
Commitments and contingencies
Noncontrolling interests	14,317	—
Stockholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized, 37,613 and 36,310 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	38	36
Additional paid-in capital	439,303	383,293
Accumulated other comprehensive loss	(27)	(190)
Accumulated deficit	(197,045)	(195,508)

Total stockholders’ equity	242,269	187,631

Total liabilities and stockholders’ equity	$598,994	$487,406

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$88,481	$57,417	$168,490	$108,601
Cost of goods sold	16,710	9,571	31,484	18,666

Gross profit	71,771	47,846	137,006	89,935
Operating expenses:
Sales, marketing and administrative	58,149	42,099	116,630	81,416
Research and development	9,200	6,426	19,393	13,402
In-process research and development	—	—	—	4,176

Total operating expenses	67,349	48,525	136,023	98,994

Interest income	383	1,777	1,115	2,913
Other income (expense), net	(433)	70	(488)	94
Interest expense	(2,060)	(1,663)	(3,830)	(2,097)

Interest and other income (expense), net	(2,110)	184	(3,203)	910

Consolidated net income (loss)	$2,312	$(495)	$(2,220)	$(8,149)

Net loss attributable to noncontrolling interests	$(453)	$—	$(683)	$—

Net income (loss) attributable to NuVasive, Inc.	$2,765	$(495)	$(1,537)	$(8,149)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic and diluted net income (loss) per share	$0.07	$(0.01)	$(0.04)	$(0.23)

Weighted average shares outstanding — basic	36,910	35,663	36,639	35,543

Weighted average shares outstanding — diluted	38,301	35,663	36,639	35,543

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(1,537)	$(8,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,811	8,449
In-process research and development	—	4,176
Stock-based compensation	12,999	10,298
Other non-cash adjustments	3,328	312
Noncontrolling interests	(683)	—
Changes in operating assets and liabilities:
Accounts receivable	2,221	(5,044)
Inventory	(19,939)	(16,496)
Prepaid expenses and other current assets	(694)	(1,707)
Accounts payable and accrued liabilities	(288)	3,361
Accrued payroll and related expenses	(652)	(1,282)

Net cash provided by (used in) operating activities	7,566	(6,082)
Investing activities:
Cash paid for acquisitions (Note 3)	(24,055)	(6,256)
Cash paid for investment in Progentix (Note 3)	(10,000)	—
Acquisition related milestone payments	(10,000)	—
Purchases of property and equipment	(12,440)	(25,686)
Purchases of short-term marketable securities	(12,004)	(72,799)
Sales of short-term marketable securities	49,295	19,300
Purchases of long-term marketable securities	(17,674)	(51,709)
Sales of long-term marketable securities	26,975	3,500
Other assets	—	543

Net cash used in investing activities	(9,903)	(133,107)
Financing activities:
Payments of long-term liabilities	—	(300)
Issuance of convertible debt, net of costs	—	222,414
Purchase of convertible note hedges	—	(45,758)
Sale of warrants	—	31,786
Issuance of common stock	6,297	5,356

Net cash provided by financing activities	6,297	213,498
Effect of exchange rate changes on cash	48	—

Increase in cash and cash equivalents	4,008	74,309
Cash and cash equivalents at beginning of period	132,318	61,915

Cash and cash equivalents at end of period	$136,326	$136,224

Supplemental disclosure of non-cash transactions:
Leasehold improvements paid by lessor	—	$2,848
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
     NuVasive’s principal product offering is based on its Maximum Access Surgery, or MAS® platform. The MAS platform combines four categories of products that collectively minimize soft tissue disruption during spine surgery with maximum visualization and safe, easy reproducibility for the surgeon: NeuroVision®, a proprietary software-driven nerve avoidance system; MaXcess®, a unique split-blade retractor system; a wide variety of specialized implants; and several biologic fusion enhancers. MAS significantly reduces surgery time and returns patients to activities of daily living much faster than conventional approaches. Utilizing the Company’s MAS platform’s lateral approach, known as eXtreme Lateral Interbody Fusion, or XLIF®, the Company has built an entire spine franchise. With products today spanning lumbar, thoracic and cervical applications, the Company continues to expand and evolve its offering predicated on its research and development focus and dedication to outstanding service levels supported by a culture of Absolute Responsiveness®.
     The Company loans its MAS systems to surgeons and hospitals that purchase implants and disposables for use in individual procedures. In addition, NeuroVision, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company sells a small quantity of MAS instrument sets, MaXcess and NeuroVision systems to hospitals. The Company also offers a range of allograft and spine implants such as rods, plates and screws. Implants and disposables are shipped from the Company’s facilities.
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
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2008 and for the three and six months ended June 30, 2008 include the accounts of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), Consolidation of Variable Interest Entities, or FIN 46R. There has been no material activity by the Company’s subsidiaries during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Effective April 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. Management evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date on which these financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

3. Acquisitions and Investments
Cervitech® Inc. Acquisition
     On May 8, 2009 (the Closing Date), the Company completed the purchase of all of the outstanding shares of Cervitech, Inc., a Delaware corporation (Cervitech), pursuant to a Share Purchase Agreement dated April 22, 2009 (the Purchase Agreement) for an initial payment of approximately $48 million consisting of cash totaling approximately $24 million and the issuance of 638,261 shares of NuVasive common stock to certain stockholders of Cervitech. Cervitech, a New Jersey based company, is focused on the clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device in the United States. This acquisition allows NuVasive the potential to accelerate its entry into the growing mechanical cervical disc replacement market.
     In addition to the initial payment, the Company may be obligated to make an additional milestone payment of $33 million if the U.S. Food and Drug Administration (FDA) issues an approval order allowing the commercialization of Cervitech’s PCM device in the United States with an intended use for treatment of degenerative disc disease. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at the Company’s discretion.
Purchase Price
     The acquisition of Cervitech was recorded using the acquisition method of accounting in accordance with Statement of Financial Accounting Standards No. 141(R), Business Combinations (FAS 141R).
     The estimated purchase price is determined as follows (in thousands):

Cash paid to sellers	$24,055
Market value of NuVasive’s common stock issued on Closing Date	24,215
Contingent consideration liability, due on achieving milestone	29,722

Total estimated purchase price	$77,992

     The arrangement requires the Company to pay an additional amount not to exceed $33 million in the event that Cervitech’s device receives FDA approval. The fair value of the contingent consideration at the Closing Date was determined to be $29.7 million using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market. The key assumptions in applying this approach were the interest rate and the probability assigned to the milestone being achieved. In accordance with FAS 141R, management will remeasure the fair value of the contingent payment at each reporting period, with any change in its fair value being recorded in the current period’s earnings. Since the acquisition date, the Company has recorded approximately $0.2 million in interest expense to reflect the change in the fair value of the consideration liability through June 30, 2009.
     The preliminary allocation of the estimated purchase price is based on management’s preliminary valuation of the fair value of tangible, intangible assets and in-process research and development acquired and liabilities assumed as of the Closing Date and such estimates are subject to revision. The area of the purchase price allocation that is not yet finalized relates primarily to the valuation of income tax related assets acquired. Consequently, the amounts recorded at June 30, 2009 are subject to change, and the final amounts may differ. The following table summarizes the allocation of the estimated initial purchase price (in thousands):

	Estimated	Estimated Useful
	Fair Value	Life
Total current assets	$1,233
Property, plant and equipment	59
Developed technology	700	14 years
Non-compete agreement	100	2 years
Trade name	700	10 years
In-process research and development	34,800	14 years
Goodwill	54,825
Current liabilities	(483)
Deferred income tax liabilities	(13,942)

Total estimated initial purchase price allocation	$77,992

     The Goodwill balance related to the Cervitech Acquisition was $54.8 million as of June 30, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Of the $54.8 million recorded as goodwill, none is expected to be deductible for tax purposes.
     The accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009 reflect the operating results of Cervitech since the date of the acquisition. The amount of loss attributable to Cervitech included in the Company’s consolidated statement of operations from the acquisition date to the period ended June 30, 2009 was $0.5 million. For the three and six months ended June 30, 2009, the Company’s consolidated results of operations include acquisition-related expenses of $0.5 million and $1.2 million, respectively, which are included in sales, marketing and administrative expenses.

     The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the Cervitech acquisition had occurred as of January 1, 2008. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations. Assuming the Cervitech acquisition occurred as of January 1, 2008, the pro forma unaudited results of operations would have been as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue	$88,677	$57,441	$169,028	$109,903
Net income (loss) attributable to NuVasive, Inc.	1,332	(2,206)	(2,536)	(14,448)
Net income (loss) per share — basic and diluted	$0.04	$(0.06)	$(0.07)	$(0.40)
     The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through June 30, 2009.
Investment in Progentix Orthobiology, B.V.
     On January 13, 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Agreement for $10 million in cash (the Initial Investment). Progentix has as its objective the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix wishes to further extend the existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology. Since inception, Progentix has incurred approximately $2.6 million in losses.
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
     NuVasive may also be obligated, in the event that Progentix achieves the milestones contemplated above within the requisite two-year period, to make additional payments to Progentix shareholders, excluding NuVasive, of up to an aggregate total of $25 million, payable in a combination of cash or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments, upon completion of additional milestones and dependent on NuVasive’s sales success. NuVasive also has the right under the Option Agreement to purchase the Remaining Shares (the Call Option) at any time between the second anniversary and the fourth anniversary of the Option Agreement (the Option Period) for $35 million, payable in a combination of cash or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments. In the event NuVasive achieves in excess of a specified annual sales run rate on Progentix products during the Option Period, NuVasive may be required to purchase the Remaining Shares for $35 million. NuVasive and Progentix also entered into a Distribution Agreement dated January 13, 2009, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless earlier terminated in accordance with its terms.
     In accordance with FIN 46R, Consolidation of Variable Interest Entities, the Company has determined that Progentix is a variable interest entity (VIE) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to FIN 46R, NuVasive is considered its primary beneficiary as NuVasive has the obligation to absorb a majority of the expected losses and the right to receive a majority of expected residual returns of Progentix. This conclusion was reached due to the existence of the Put Option and Call Option to acquire the Remaining Shares at prices that were fixed upon entry into the arrangement, with the specific prices based upon the achievement of certain milestones within a specified period of time. The fixed nature of the Put Option and the Call Option limit Progentix Shareholders’ potential future returns. Accordingly, the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the Initial Investment.

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
     Pursuant to the provisions of EITF D-98, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument should be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At June 30, 2009, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at June 30, 2009, as it is not currently possible to predict the outcome of such milestones, the Company concluded it is not probable that the milestones will be met and that the Remaining Shares will become redeemable. The probability of redemption will be reevaluated on a quarterly basis.
     In accordance with FIN 46R, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. There has been no material change to the balances consolidated at the date of the Initial Investment, therefore only the balances consolidated as of June 30, 2009 are included below. Total assets and liabilities of Progentix as of June 30, 2009 are as follows (in thousands):

June 30, 2009
Total current assets	$303
Identifiable intangible assets, net	16,580
Goodwill	12,654
Accounts payable & accrued expenses	494
Deferred tax liabilities	4,310
Noncontrolling interests	14,317
     Intangible assets consolidated pursuant to the Progentix investment are included in the Intangible assets, net balance in the consolidated balance sheet as of June 30, 2009 and consist of the following (in thousands):

	Weighted-
	Average	Gross		Intangible
	Amortization	Carrying	Accumulated	Assets,
	(in years)	Amount	Amortization	Net
Non-competition agreement	2	$300	$68	$232
Existing technology	10	5,400	252	5,148
In-process research and development		11,200	—	11,200

Total Progentix intangible assets		$16,900	$320	$16,580

Osteocel Biologics Business Acquisition
     On July 24, 2008, NuVasive completed the acquisition of certain assets of Osiris Therapeutics, Inc. (Osiris) (the Osteocel® Biologics Business Acquisition) for $35 million in cash paid at closing pursuant to the Asset Purchase Agreement, as amended (the Asset Purchase Agreement). The completion date of this transaction is referred to as the Technology Closing Date. At the Technology Closing Date, the Company also entered into a Manufacturing Agreement, as amended (collectively with the Asset Purchase Agreement, the Agreements) with Osiris. Under the terms of these Agreements, NuVasive was obligated to make payments of up to $50 million in addition to the amount paid at closing, including milestone-based contingent payments not to exceed $20.0 million and non-contingent payments in the amount of $30.0 million.
     As of June 30, 2009, the Company has paid $10 million in cash and made an additional payment of $12.5 million in the form of the issuance of 293,331 shares of NuVasive common stock on June 30, 2009 towards the milestone-based contingent payments. The remaining non-contingent payment of $12.5 million is payable on September 30, 2009 in a combination of cash and NuVasive common stock, at the Company’s election.
     The terms of the remaining milestone payment of $15 million under the Agreements are based on the achievement of a specified sales amount by NuVasive. The remaining unpaid milestone payment may be made in cash or through the delivery of NuVasive common stock of equivalent value.
     The Company’s purchase price allocation was updated in the first quarter of 2009 to reflect the milestone payment of $5 million in March 2009 and to reflect the impact of the amendments made to the Agreements in March 2009, which eliminated the performance contingencies applicable to $30 million of the $45 million in then-remaining milestones. The Goodwill balance related to the Osteocel® Biologics Business Acquisition was $18.7 million as of June 30, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired.
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
4. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	June 30, 2009	December 31, 2008
Reserves for accounts receivable	$3,242	$1,952
Reserves for excess and obsolete inventory	4,717	2,778
The Company’s inventory consists primarily of finished goods disposables and specialized implants. Inventory is stated at the lower of cost or market and is recorded in cost of goods sold based on a method that approximates cost. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items.

5. Goodwill and Intangible Assets
     A summary of adjustments to the goodwill balance for the six months ended June 30, 2009 is as follows (in thousands):

Balance at the beginning of the period	$2,332
Progentix Investment (Note 3)	12,654
Cervitech Acquisition (Note 3)	54,825
First payment under the Osteocel March 2009 Amendments (Note 3)	5,000
Record non-contingent payment pursuant to Osteocel March 2009 Amendments (Note 3)	12,454

Balance at the end of the period	$87,265

     Identifiable intangible assets consisted of the following as of June 30, 2009 (in thousands):

	Weighted-
	Averaged	Gross
	Amortization	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net

Intangible Assets Subject to Amortization:
Trade name and trademarks	14	$5,900	$(330)	$5,570
Customer relationships	14	9,730	(1,798)	7,932
Developed technology	14	31,975	(4,412)	27,563
Manufacturing know-how and trade secrets	13	20,408	(1,508)	18,900
In-process research and development		46,000	—	46,000

		$114,013	$(8,048)	$105,965

Intangible Assets Not Subject to Amortization:
Goodwill				87,265

Total Intangible assets				$193,230

     Future estimated amortization expense related to acquired intangible assets subject to amortization is as follows (in thousands):

Remaining 2009	$2,781
2010	5,777
2011	8,840
2012	8,817
2013	8,810
2014	8,775
Thereafter	62,165

$105,965

     Amortization expense was $1.4 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $2.7 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively. In-process research and development will be amortized beginning on the approval date of the respective acquired products and will be amortized over a weighted average useful life of 13 years. Through June 30, 2009 no amortization expense has been recorded for IPR&D.
6. Convertible Senior Notes
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

     In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock at an initial stock price of $44.74 per share, each of which is subject to adjustment. In addition, the Company sold to the Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the Warrants), subject to adjustment, at an initial strike price of $49.13 per share, subject to adjustment. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $14.0 million and is reflected as a reduction of additional paid-in capital as of June 30, 2009. The impact of the Hedge is to raise the effective conversion price of the Notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the Notes). The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the Hedge. The Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the Warrants.
7. Net Income (Loss) Per Share
     Nuvasive calculates net income (loss) per share in accordance with the Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as the assumed vesting of outstanding unvested restricted stock units, options, and warrants. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive. There were no potentially dilutive common shares related to the Company’s 2.25% Convertible Senior Notes due 2013, or the related warrants, for the three and six months ended June 30, 2009 and 2008, as the Company’s average stock price for the respective periods was less than the conversion price (approximately $44.74) of the Notes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$2,765	$(495)	$(1,537)	$(8,149)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	36,910	35,663	36,639	35,543
Dilutive potential common stock outstanding:
Stock options	1,334	—	—	—
Restricted stock units	57	—	—	—

Weighted average common shares outstanding for diluted	38,301	35,663	36,639	35,543

Basic and diluted net income (loss) per share attributable to NuVasive, Inc. shareholders	$0.07	$(0.01)	$(0.04)	$(0.23)

8. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) before noncontrolling interests	$2,312	$(495)	$(2,220)	$(8,149)
Other comprehensive income (loss):
Unrealized loss on investments	(27)	(142)	(299)	(116)
Translation adjustments	665	(65)	462	(22)

Total comprehensive income (loss)	2,950	(702)	(2,057)	(8,287)
Less: Amounts attributable to noncontrolling interests
Net loss	(453)	—	(683)	—

Comprehensive income (loss) attributable to NuVasive, Inc. shareholders	$2,497	$(702)	$(2,740)	$(8,287)

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
     The Company measures available-for-sale securities at fair value on a recurring basis. All of the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are categorized as Level 1. The Company recorded an unrealized loss of $27,000 and $142,000 in the three months ended June 30, 2009 and 2008, respectively, and an unrealized loss of $299,000 and $116,000 in the six months ended June 30, 2009 and 2008, respectively. The unrealized loss is included as a component of other comprehensive loss within stockholders’ equity.
     Effective January 1, 2009, the Company implemented SFAS 157 for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on the financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event they complete an acquisition or incur asset impairment in future periods.
          The following table summarizes the fair value of the Company’s available-for-sale securities held in its marketable securities investment portfolio, recorded as short-term or long-term marketable securities as of June 30, 2009 and December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2009
Commercial paper with initial maturities of 90 days or less	$2,267	—	—	$2,267
Corporate notes with initial maturities of greater than 90 days	5,351	42	—	5,393
Securities of government-sponsored entities	17,306	134	—	17,440

Short-term marketable securities	24,924	176	—	25,100
Corporate notes	300	—	—	300
Securities of government-sponsored entities	18,930	121	—	19,051

Total marketable securities at June 30 2009	$44,154	$297	$—	$44,451

December 31, 2008

Commercial paper with initial maturities of 90 days or less	$1,213	—	(2)	$1,211
Corporate notes with initial maturities of greater than 90 days	4,283	4	(6)	4,281
Securities of government-sponsored entities	40,054	197	(5)	40,246

Short-term marketable securities	45,550	201	(13)	45,738
Corporate notes	4,467	15	(52)	4,430
Securities of government-sponsored entities	40,495	380	—	40,875

Total marketable securities at December 31, 2008	$90,512	$596	$(65)	$91,043

     As of June 30, 2009, the stated maturities of our marketable securities are $25.1 million within one year and $44.5 million within one to three years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.
     As of June 30, 2009 we had no significant investment positions that were in an unrealized loss position. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
     Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Realized gains and losses during the periods presented were immaterial. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.
10. Income Taxes
     The Company accounts for income taxes in accordance with FAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. At December 31, 2008, the Company had net deferred tax assets of $85.4 million primarily attributable to net operating loss carry-overs, research and exploration credits, original issue discount, stock-based compensation expense and fixed assets. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets, a full valuation allowance has been established. With immaterial exception, the Company continues to maintain a full valuation allowance against its deferred tax assets as of June 30, 2009.
     On July 13, 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, its effective date. There have been no changes in unrecognized tax benefits or other items pertaining to FIN 48 since December 31, 2008 and as such, disclosures included in the Company’s 2008 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2009.

11. Stock-Based Compensation
     For purposes of calculating the stock-based compensation under FAS 123(R), Share Based Payments, the Company estimates the fair value of stock options granted to employees and shares issued under the Employee Stock Purchase Plan, or ESPP Plan, using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock awards granted in the three and six months ended June 30, 2009 and 2008 are as follows:

	Three and Six Months	Three and Six Months
	Ended June 30, 2009	Ended June 30, 2008

Stock Options
Volatility	45% to 48%	42%
Expected term (years)	3.0 to 4.9	2.5 to 4.5
Risk free interest rate	1.36% to 1.7%	2.46% to 3.41%
Expected dividend yield	0.0%	0.0%

ESPP
Volatility	40% to 65%	42% to 50%
Expected term (years)	0.5 to 2	0.5
Risk free interest rate	0.92% to 4.86%	3.03% to 4.01%
Expected dividend yield	0.0%	0.0%
The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Sales, marketing and administrative expense	$5,243	$4,538	$10,484	$9,042
Research and development expense	1,074	610	2,515	1,256

Stock-based compensation expense	$6,317	$5,148	$12,999	$10,298

Effect on basic net income (loss) per share	$(0.17)	$(0.14)	$(0.35)	$(0.29)

Effect on diluted net income (loss) per share	$(0.16)	$(0.14)	$(0.35)	$(0.29)

     Stock-based compensation for stock options and restricted stock units is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.
Restricted Stock Units
     During the six months ended June 30, 2009, approximately 186,000 time-vested restricted stock units, or RSUs, were granted at a grant date fair value of $34.77 per share. For the three and six months ended June 30, 2009, the Company recorded $0.7 million and $1.3 million, respectively, of stock-based compensation expense related to RSUs. During the three and six months ended June 30, 2008, there were no RSUs granted.
12. Building Lease
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
     The Company expects to sublease its previous corporate headquarters through August 2012, the date on which the related lease agreement expires; however, the Company also expects that the space will remain vacant for approximately an additional 14 months from June 30, 2009 with no associated sublease income during that time. Upon moving the final phase of shareowners (employees) and operations to the new headquarters during August of 2008, the Company recorded a loss equal to the estimated present value of expected net future cash flows in the amount of $4.8 million in selling general and administrative expenses. The Company has assumed, in performing the calculation of the loss, that the facility would remain vacant for approximately 24 months from the cease use date in August 2008 given the current market conditions. As of the date of this filing, the Company has not yet entered into a sublease agreement and cannot be assured that a sublease, if any, will provide the anticipated sublease income used to calculate the above charge taken in the year ended December 31, 2008.
     At December 31, 2008, the Company had a liability for approximately $4.0 million related to lease termination costs in connection with vacating the Company’s former corporate headquarters. During the six months ended June 30, 2009, this liability was reduced by approximately $1.0 million due to monthly cash rental payments.
13. Impact of Recently Issued Accounting Standards
Recently Adopted Accounting Standards
     Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (FAS 141R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. FAS 141R amended FAS 109, and FIN 48. Previously, FAS 109 and FIN 48, respectively, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. FAS 141R does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under FAS 141 or FAS 141R, will be recognized in current period income tax expense. The Company expects FAS 141R will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of January 1, 2009.
     Effective January 1, 2009, the Company adopted FSP FAS 141(R)-1 which amends FAS 141R for the accounting treatment afforded preacquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an “asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the liability can be determined during the measurement period.” If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in FAS Statement No. 5, and Interpretation 14, to determine whether the contingency should be recognized as of the acquisition date or after the acquisition date.
     Effective January 1, 2009, the Company implemented SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (FAS 160). This standard addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company expects FAS 160 will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the investments made after the effective date of January 1, 2009.
     Effective January 1, 2009, the Company adopted FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of FSP 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Effective April 1, 2009, the Company adopted FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Effective April 1, 2009, the Company adopted FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transaction that are not Orderly (FSP FAS 157-4). This Staff Position provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. In addition, FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and requires enhanced disclosures. The adoption of FSP 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     Effective April 1, 2009, the Company adopted FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2, FAS 124-2, and EITF 99-20-2); and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. The adoption of these pronouncements did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Effective April 1, 2009, the Company adopted FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of these pronouncements did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for SFAS 165 is for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 as of June 30, 2009. The Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009, the date of issuance of the consolidated financial statements. The adoption of SFAS 165 had no impact on the Company’s consolidated financial statements as management already followed a similar approach prior to the adoption of this standard.
Recently Issued Accounting Standards
     In June 2009, the FASB issued SFAS No. 167, The Hierarchy of Generally Accepted Accounting Principles (FAS 167). This statement amends the consolidation guidance that applies to variable interest entities and significantly affects the overall consolidation analysis under Interpretation 46(R). The statement is effective for years beginning January 1, 2010. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be in accordance with SFAS 168.
14. Legal Proceedings
     Medtronic Sofamor Danek USA, Inc. Litigation
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic (three of the patents have since been removed from the case, leaving nine patents remaining). On March 9, 2009, NuVasive filed inter partes reexamination requests with the U.S. Patent and Trademark Office, requesting that six of the nine patents in suit be reexamined (those relating to anterior cervical plates). Also on March 9, 2009, NuVasive filed a motion to stay requesting that the Court stay the litigation proceedings on these six patents pending the outcome of any reexamination proceeding. On April 28, 2009, NuVasive amended its counterclaim to assert NuVasive’s U.S. Patent No. 7,207,949 against Medtronic, which NuVasive contends is being infringed by Medtronic’s NIM-Eclipse System, Quadrant products, and DLIF surgical technique. The Medtronic Litigation is in the early stages of the proceedings. An order establishing a schedule for the case is expected in the near term. NuVasive believes Medtronic’s claims lack merit and intends to defend the case vigorously. As of June 30, 2009, the probability of an outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with FAS 5, the Company has not recorded an accrual related to this litigation.
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
Overview
     We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our product portfolio is focused primarily on the $4.6 billion U.S. spine implant market. Additionally, we have expanded into the $1.5 billion global biologics market, the $1.5 billion international spine implant market, and are developing products for the emerging motion preservation market.
     Our principal product offering is based on our Maximum Access Surgery, or MAS® platform. The MAS platform combines four categories of products that collectively minimize soft tissue disruption during spine surgery with maximum visualization and safe, easy reproducibility for the surgeon: NeuroVision®, a proprietary software-driven nerve avoidance system; MaXcess®, a unique split-blade retractor system; a wide variety of specialized implants; and several biologic fusion enhancers. MAS significantly reduces surgery time and returns patients to activities of daily living much faster than conventional approaches. Having redefined spine surgery with the MAS platform’s lateral approach, known as eXtreme Lateral Interbody Fusion, or XLIF®, we have built an entire spine franchise. With over 50 products today that span lumbar, thoracic and cervical applications, we will continue to expand and evolve our offering predicated on our R&D focus and dedication to outstanding service levels supported by our culture of Absolute Responsiveness®.
     In recent years we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. We enhanced our biologic offering in 2007 with the acquisition of rights to FormaGraft®, a collagen synthetic product used to aid the fusion process. This offering expanded in 2008 with the acquisition of Osteocel® from Osiris Therapeutics, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion. In 2009, we further developed NuVasive’s biologic portfolio via an investment into Progentix, a company with a novel Osteoinductive synthetic that has properties similar to BMP as well as a proprietary manufacturing process that creates superior microstructure using calcium phosphate.
     We also offer a suite of traditional spine surgery products, including certain products in our CoRoent suite of implants, a titanium surgical mesh system, a line of precision-machined cervical and lumbar allograft implants, and related instrumentation. Our Triad® and Extensure® lines of bone allograft, in our patented saline packaging, is human bone that has been processed and precision shaped for transplant. We also offer fusion fixation products that offer unique technological benefits such as our Helix® and Gradient Plustm cervical plate systems and SpheRx pedicle screw system.
     We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In May 2009, we acquired Cervitech, a company focused on clinical approval of the PCM cervical disc system, a motion preserving total disc replacement device. Enrollment of the pivotal trial is complete and the trial protocol requires a two year follow up period on all patients before submitting to the FDA for potential approval. In August 2008, we completed the enrollment of our pivotal clinical trial for NeoDisc®, our cervical disc replacement device. The trial protocol requires a two-year follow up period on all patients before submitting to the FDA for potential approval.
     Recent Developments
     In January 2009, we purchased forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders for $10 million in cash (the Initial Investment). Progentix has as its objective the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix wishes to further extend the existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology.

     In May 2009, we purchased Cervitech® Inc., (Cervitech), a New Jersey based company focused on clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device, for an initial purchase price of approximately $48 million, consisting of cash totaling approximately $24 million and the issuance of 638,261 shares of NuVasive common stock to certain stockholders of Cervitech. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. Currently, the PCM investigational device is in an FDA-approved clinical trial in the United States and two year follow up is scheduled to be completed in the fourth quarter of 2009. We anticipate submitting for FDA approval in the first quarter of 2010. The potential approval will further strengthen our cervical product offering and will enable us to continue our trend of increasing our market share.
     From inception through June 30, 2009, we had an accumulated deficit of approximately $197.0 million.
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
     Sales and Marketing. Through June 30, 2009, substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We sell our products through a sales force comprised of exclusive independent sales agencies and our own directly employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion in international sales efforts with the initial focus on European markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and there have been no material changes during the three and six months ended June 30, 2009.
New accounting requirements.
          On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations (FAS 141R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. FAS 141R amended FAS 109, and FIN 48. Previously, FAS 109 and FIN 48, respectively, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. FAS 141R does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under FAS 141 or FAS 141R, will be recognized in current period income tax expense. The Company expects FAS No. 141R will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of January 1, 2009.
     On January 1, 2009, we adopted January 1, 2009, the Company implemented SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (FAS 160). This standard addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company expects FAS 160 will have an impact on the consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the investments made after the effective date of January 1, 2009. We will apply the provisions of SFAS No. 160 when we have such noncontrolling interests.
          On January 1, 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. The application of FSP FAS 142-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations
Revenue

	June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$88,481	$57,417	$31,064	54.1%
Six months ended	$168,490	$108,601	$59,889	55.1%
               Revenues have increased over time due primarily to continued market acceptance of our products within our MAS® platform, including NeuroVision® and MaXcess ® disposables, our Biologics offering, and our specialized implants such as our XLP® lateral plate, SpheRx® pedicle screw systems, and CoRoent® suite of products. The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions has contributed to strong revenue growth. We expect revenue to continue to increase, which can be attributed to the continued adoption of our XLIF procedure and deeper penetration into existing accounts as our sales force executes on the strategy of selling the full mix of our products.
Cost of Goods Sold

	June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$16,710	$9,571	$7,139	74.6%
% of revenue	18.9%	16.7%
Six months ended	$31,484	$18,666	$12,818	68.7%
% of revenue	18.7%	17.2%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.
     The increase in cost of goods sold in total dollars in the three and six months ended June 30, 2009 compared to the same period in 2008 resulted primarily from (i) increased direct costs of $2.4 million and $7.5 million, respectively, primarily to support revenue growth; (ii) increased Osteocel product costs of $3.1 million and $5.0 million, respectively; and (iii) increased depreciation expense of $1.3 million and $2.5 million, respectively, incurred on the increased amount of surgical instrument sets we hold for use in surgeries. We expect cost of goods sold, as a percentage of revenue, to remain at these levels for the remainder of 2009.

Operating Expenses
     Sales, Marketing and Administrative.

	June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$58,149	$42,099	$16,050	38.1%
% of revenue	65.7%	73.3%
Six months ended	$116,630	$81,416	$35,214	43.3%
% of revenue	69.2%	75.0%
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
     Increases in costs based on revenue, such as sales force compensation and other direct costs related to the sales force, royalty expense, and shipping costs were $6.2 million and $13.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increases are consistent with our increased revenue growth of approximately 55% in the first half of 2009 as compared to the same period in 2008. Total costs related to our sales force, as a percent of revenue, decreased to 29.8% from 32.3% for the three months ended June 30, 2009 compared to the same period in 2008. The decrease in costs as a percentage of revenue was primarily attributable to the increased revenues.
     We also experienced increased costs as a result of overall Company growth and headcount additions in our marketing and administrative support functions. Marketing and administrative compensation and personnel costs increased $4.8 million and $9.3 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 and facility, equipment and computer expenses increased by $1.3 million and $3.6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily as a result of continued headcount growth and facility build outs to support the increasing number of shareowners (employees).
     During the first quarter of 2009, we adopted FAS 141R, Business Combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in that the acquisition related expenses were included as part of the purchase price of the acquired company. We incurred approximately $0.6 million and $2.4 million in acquisition related costs in connection with our investment in Progentix and acquisition of Cervitech in the three and six months ended June 30, 2009, respectively, with no comparable expense during the same periods in 2008.
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

     Research and Development.

	June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$9,200	$6,426	$2,774	43.2%
% of revenue	10.4%	11.2%
Six months ended	$19,393	$13,402	$5,991	44.7%
% of revenue	11.5%	12.3%
     Research and development expense consists primarily of product research and development, clinical trial costs, regulatory and clinical functions, and shareowner (employee) related expenses.
     The increase in research and development costs in the periods presented are primarily due to expenses related to litigation support costs of $1.0 million and $2.6 million incurred during the three and six months ended June 30, 2009, respectively, with no comparable expenses during the same periods in 2008. Compensation and other shareowner related expenses increased $1.1 million and $2.6 million, including an increase in stock-based compensation of $0.5 million and $1.3 million, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to increased headcount to support our product development and enhancement efforts. We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities.
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
     During the first quarter 2009, we adopted FAS 141(R), Business Combinations (FAS 141R), which is applied prospectively for all new business acquisitions entered into after January 1, 2009, and which requires that IPR&D acquired is no longer charged to expense on the acquisition date, but rather recorded as an asset on the balance sheet. Amounts recorded as IPR&D beginning after January 1, 2009, will begin being amortized upon first sales of the product over the estimated useful life of the technology. As of June 30, 2009, we have recorded approximately $46.0 million on our balance sheet related to IPR&D in conjunction with the Progentix Investment and acquisition of Cervitech, as described above. In accordance with FAS 141R, as the technology has not yet been approved, the amortization of the acquired IPR&D has not begun. In addition, in accordance with FAS141R, there were no charges to the statement of operations during the first six months of 2009.
Interest and Other Income, Net

	June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended:
Interest income	$383	$1,777
Other income (expense), net	(433)	70
Interest expense	(2,060)	(1,663)

Total interest and other income (expense), net	$(2,110)	$184	$(2,294)	(1,246.7%)

% of revenue	(2.4)%	0.3%

Six months ended:
Interest income	$1,115	$2,913
Other income (expense), net	(488)	94
Interest expense	(3,830)	(2,097)

Total interest and other income (expense), net	$(3,203)	$910	$(4,113)	(452.0%)

% of revenue	(1.9)%	0.8%
     Interest and other income (expense), net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s convertible debt offering signed in March 2008. The net change in these amounts in the periods presented is principally due to (i) an increase of $1.7 million in interest expense for the six months ended June 30, 2009 related to the convertible debt offering due to having a full period of interest expense in the 2009 period as compared to only partial period during the same 2008 period, and (ii) lower balances in marketable securities in 2009, coupled with lower interest rates, resulting in a decrease of $1.4 million and $1.8 million in interest income for the three and six months ended June 30, 2009, respectively.

Stock-Based Compensation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Sales, marketing and administrative expense	$5,243	$4,538	$10,484	$9,042
Research and development expense	1,074	610	2,515	1,256

Total stock-based compensation expense	$6,317	$5,148	$12,999	$10,298

% of revenue	7.1%	9.0%	7.7%	9.5%
     We granted approximately 1.3 million and 1.6 million options in the first six months of 2009 and 2008, respectively, with a per option grant date weighted average fair value of $13.12 and $14.22, respectively. In addition, in 2009 we granted approximately 186,000 restricted stock units with a weighted average grant date fair value of $34.77. We recognize stock-based compensation expense on an accelerated basis in accordance with FIN 28, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular option within 12 months of its grant date. The increase in stock-based compensation expense in the three and six months ended June 30, 2009 compared to the same periods in 2008 is due primarily to the amortization of prior year grants during the first half of 2009, decrease in options granted during the first half 2009 at a lower weighted average fair value as compared to the same period in 2008 and an increase due to the grant of restricted stock units during the first half of 2009 with no comparable grants during the same period in 2008. Restricted stock units tend to have a higher associated stock-based compensation expense as they are valued at the full market price on the day of grant.
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of June 30, 2009, we had an accumulated deficit of approximately $197.0 million. We expect our sales, marketing and administrative expense and research and development expense will continue to grow and, as a result, we will need to generate significant net sales to increase profitability. To date, our operations have been funded primarily with proceeds from the sale of our securities.
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
     Cash, cash equivalents and short-term and long-term marketable securities, was $180.8 million at June 30, 2009 and $223.4 million at December 31, 2008. The decrease was due primarily to the payments of $10.0 million related to our investment in Progentix, $10.0 million related to Osteocel milestones and $24.1 million related to our acquisition of Cervitech.
     Net cash provided by operating activities was $7.6 million in the first half of 2009 compared to $6.1 million used in operating activities in the same period in 2008, an increase of $13.7 million in net cash provided by operating activities. We spent an incremental $3.4 million during the first six months of 2009 as compared to the same period in 2008 for inventory to support our increased operations and growing business, offset by an increase in cash generated from our improved operating results in 2009 as compared to 2008.
     Net cash used in investing activities was $9.9 million in the first half of 2009 compared to $133.1 million in the same period in 2008. The decrease in net cash used in investing activities of $123.2 million is primarily due to the net change of $148.3 million in the cash provided by the activity in our investment portfolio and to a $13.2 million decrease in capital asset purchases, offset by an increase of $37.8 million used in acquisition related cash payments for our investment in Progentix, payment of Osteocel milestone and Cervitech acquisition.
     Net cash provided by financing activities was $6.3 million in the first half of 2009 compared to $213.5 million in the same period in 2008. The change in net cash provided by financing activities of $207.2 million is primarily due to the receipt of net proceeds of $208.4 million from the issuance of convertible debt in March 2008.
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
Commitments
     Progentix Investment
     On January 13, 2009 (the Investment Date), we completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders pursuant to a Preferred Stock Agreement for $10 million in cash. Additionally, we, Progentix and the shareholders of Progentix entered into an Option Purchase Agreement dated January 13, 2009 (the Option Agreement), whereby we may be obligated, upon the achievement of certain milestones by Progentix within two years, to purchase the remaining sixty percent (60%) of capital stock of Progentix for $45 million, payable in a combination of cash or NuVasive common stock at our sole discretion, subject to certain adjustments (the Remaining Shares). We may also be obligated in the event that Progentix achieves the milestones contemplated above within the requisite two year period to make additional payments to Progentix shareholders, excluding NuVasive, of up to an aggregate total of $25 million, payable in a combination of cash or stock at our sole discretion, upon completion of additional milestones and dependent on our sales success. We also have the right under the Option Agreement to purchase the Remaining Shares at any time between the second anniversary of the Option Agreement and the fourth anniversary of the Option Agreement (the Option Period) for $35 million, payable in a combination of cash or NuVasive common stock at our sole discretion, and in certain circumstances where we achieve in excess of a certain annual sales run rate on Progentix products during the Option Period, we may be required to purchase the Remaining Shares for $35 million. We also entered into a Distribution Agreement with Progentix dated January 13, 2009, whereby Progentix appointed us as its exclusive distributor for certain Progentix products. The Distribution Agreement shall remain in effect for a term of ten years unless earlier terminated in accordance with its terms.
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
     Cervitech® Inc. Acquisition
     On May 8, 2009, the Company completed the purchase of all of the outstanding shares of Cervitech, Inc., a Delaware corporation (Cervitech), pursuant to a Share Purchase Agreement dated April 22, 2009 (the Purchase Agreement) for an initial payment of approximately $48 million consisting of cash totaling approximately $24 million and the issuance of 638,261 shares of NuVasive common stock (the Shares) to certain stockholders of Cervitech. Cervitech, a New Jersey based company, is focused on the clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device.
     NuVasive may also be obligated, in the event that Cervitech receives FDA approval of the device, to make an additional payment of $33 million, payable in either cash or a combination of cash and up to half in NuVasive’s common stock, at the Company’s election.
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
     Osteocel Biologics Business Acquisition
     In connection with the Asset Purchase Agreement and Manufacturing Agreement, each as amended, that were entered into in connection with the Osteocel Biologics Business Acquisition, we are required to make an additional non-contingent payment of $12.5 million to Osiris Therapeutics, Inc. (Osiris) during 2009. Also, we will make an additional milestone-based contingent payment to Osiris in the amount of $15 million related to a sales performance milestone. Both the contingent and non-contingent payments to Osiris are payable in either cash or a combination of cash and NuVasive common stock, at our election.

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

Year	Total
(in thousands)
Remaining 2009	$1,865
2010	7,143
2011	7,386
2012	7,174
2013	6,473
Thereafter	75,653

$105,694

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to interest rate risk at June 30, 2009 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At June 30, 2009, we did not hold any material asset-backed investment securities and in 2009 and 2008, we did not realize any losses related to asset-backed investment securities.
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
     Foreign Currency Exchange Risk. We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Currently, a majority of our sales to international markets have been to independent distributors in transactions conducted in U.S. dollars; our other sales in international markets, currently the United Kingdom and Germany, are through local subsidiaries which sell directly to health care providers in local currencies. To date, we have not had any material exposure to foreign currency rate fluctuations.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2009. Based on such evaluation, our management has concluded that as of June 30, 2009, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (the Risk Factors), to which there have been no material changes, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 21, 2009. Our stockholders acted upon the following two proposals at the meeting:
1. To elect three Class II directors to hold office until the 2012 Annual Meeting of Stockholders and until their successors are elected and qualified.
2. To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
     With respect to the first proposal, our stockholders voted and approved the election of three Class II directors to hold office until the 2012 Annual Meeting of Stockholders or until their earlier resignation or removal. The directors elected and the votes cast were as follows:

Names of Directors Elected	Number of Shares:	For	Withheld
Peter C. Farrell, Ph.D., AM		33,035,166	225,063
Lesley H. Howe		33,033,246	226,983
Eileen M. Moore		31,708,223	1,552,006
     The following are the other members of our board of directors whose terms continued after the meeting: Alexis Lukianov; Jack R. Blair; Robert J. Hunt; and Hansen A. Yuan, M.D.
     At the Annual Meeting, our stockholders also voted upon and ratified the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, by the following vote:
Number of Shares Voted

For	Against	Abstain	Broker Non-Votes

33,232,777	22,489	4,963	0
Item 5. Other Information
     Other Events
          Between May 18, 2009 and June 12, 2009, each of the following individuals, each an executive officer of NuVasive, Inc. (“NuVasive”), adopted a stock trading plan for trading in NuVasive’s common stock, currently held or issuable upon the exercise of stock options, in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934: Alexis V. Lukianov, NuVasive’s Chairman and Chief Executive Officer; Keith Valentine, NuVasive’s President and Chief Operating Officer; Kevin C. O’Boyle, NuVasive’s Executive Vice President and Chief Financial Officer; Patrick Miles, NuVasive’s Executive Vice President, Marketing and Development; and Jason Hannon, NuVasive’s Senior Vice President and General Counsel. Each of these individuals will file Forms 4 evidencing sales under their stock trading plan as required under Section 16 of the Securities Exchange Act of 1934. This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by a person while in possession of material nonpublic information. Consistent with Rule 10b5-1, NuVasive’s insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans.
          Pursuant to the stock trading plan adopted by Mr. Lukianov, commencing in August 2009 he will sell up to 10,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 40,000 additional shares each month based on increasing price levels. Pursuant to the stock trading plan adopted by Mr. Valentine, in September 2009 he will sell 5,000 shares if the stock is above a prearranged minimum price, and may sell up to 5,000 additional shares based on increasing price levels. Pursuant to the trading plan adopted by Mr. O’Boyle, in September 2009 he will sell 10,542 shares if the stock is above a prearranged minimum price. Pursuant to the trading plan adopted by Mr. Miles, commencing in August 2009 he will sell 2,500 shares each month if the stock is above a prearranged minimum price, and may sell up to 5,000 additional shares each month based on increasing price levels. Pursuant to the stock trading plan adopted by Mr. Hannon, in September or October 2009 he will sell 20,000 shares if the stock is above a prearranged minimum price, and may sell 5,000 additional shares based on increasing price levels.
          Under each of the plans, the plan’s agent will undertake to sell specified numbers of shares each month if the stock trades above the prearranged minimum prices. The individual stockholder will have no control over the timing of any sales under the plan and there is no assurance that any shares will be sold. Sales under Mr. Lukianov’s plan will take effect in August 2009 and will expire in January 2010; the sale under Mr. Valentine’s plan will take effect and expire in September 2009; the sale under Mr. O’Boyle’s plan will take effect and expire in September 2009; sales under Mr. Miles’ plan will take effect in August 2009 and will expire in June 2010; and the sale under Mr. Hannon’s plan will take effect in September 2009 and will expire in October 2009.
          On May 21, 2009, the board of directors of NuVasive (the “Board”) adopted a new compensation plan for the non-employee members of the Board. Beginning in 2009, each director will receive an annual $25,000 retainer for their service on the Board. Members of the Audit Committee also receive an annual retainer of $25,000, with the Audit Committee chairperson receiving an additional annual retainer of $15,000. Members of the Nominating and Governance Committee receive an annual retainer of $5,000, with the Nominating and Governance Committee chairperson receiving an additional annual retainer of $3,000. Members of the Compensation Committee receive an annual retainer of $7,500, with the Compensation Committee chairperson receiving an additional annual retainer of $5,000. No compensation is paid to any director who is also an employee of the Company.
Compensatory Arrangements of Certain Officers
          On August 5, 2009, the Company entered into an amendment to the compensatory letter agreement (the Compensatory Letter Amendment) with our CEO and Chairman, Alex Lukianov, a named executive officers (as defined in Item 402(a)(3) of Regulation S-K). The Compensatory Letter Amendment provides that Mr. Lukianov’s severance benefit and the vesting of his outstanding unvested equity awards shall immediately accelerate if his service as the CEO and/or member of the board of directors of the Company ceases due to death or permanent disability. A copy of the Compensatory Letter Amendment is furnished as Exhibit 10.1, and is hereby incorporated by reference.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No	Description
2.1(1)†	Share Purchase Agreement, by and among NuVasive, Inc. and the stockholders of Cervitech, Inc., as listed therein, dated April 22, 2009

3.1 (2)	Restated Certificate of Incorporation

3.2 (3)	Restated Bylaws

10.1#	Amendment No. 2 to Compensation Letter Agreement, dated August 5, 2009, between NuVasive, Inc. and Alexis V. Lukianov

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-159098) filed with the Securities and Exchange Commission (the “Commission”) on May 8, 2009.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NuVasive, Inc.
Date: August 6, 2009

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: August 6, 2009

By:	/s/ Kevin C. O'Boyle
Kevin C. O'Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
2.1(1)†	Share Purchase Agreement, by and among NuVasive, Inc. and the stockholders of Cervitech, Inc., as listed therein, dated April 22, 2009

3.1 (2)	Restated Certificate of Incorporation

3.2 (3)	Restated Bylaws

10.1#	Amendment No. 2 to Compensation Letter Agreement, dated August 5, 2009, between NuVasive, Inc. and Alexis V. Lukianov

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-159098) filed with the Securities and Exchange Commission (the “Commission”) on May 8, 2009.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008.

†	The Commission has granted confidential treatment to us with respect to certain omitted portions of this exhibit (indicated by asterisks). We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.