Form 10-Q
period 2009-09-30
NUVASIVE INC
filed 2009-11-06
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 30, 2009, there were 38,218,153 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,276	$132,318
Short-term marketable securities	55,915	45,738
Accounts receivable, net	51,245	51,622
Inventory	85,892	68,834
Prepaid expenses and other current assets	3,925	3,466

Total current assets	331,253	301,978
Property and equipment, net	77,543	73,686
Long-term marketable securities	10,032	45,305
Goodwill	102,264	2,332
Intangible assets, net	104,601	54,767
Other assets	7,337	9,338

Total assets	$633,030	$487,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,183	$26,633
Accrued payroll and related expenses	20,568	17,132
Acquisition related liabilities	15,414	—
Royalties payable	2,201	1,722

Total current liabilities	61,366	45,487
Senior convertible notes	230,000	230,000
Long-term acquisition related liabilities	30,318	12,111
Other long-term liabilities	29,099	12,177
Commitments and contingencies
Noncontrolling interests	13,689	—
Stockholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized, 38,184 and 36,310 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	38	36
Additional paid-in capital	460,290	383,293
Accumulated other comprehensive income (loss)	211	(190)
Accumulated deficit	(191,981)	(195,508)

Total stockholders’ equity	268,558	187,631

Total liabilities and stockholders’ equity	$633,030	$487,406

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$94,916	$66,915	$263,405	$175,501
Cost of goods sold	18,417	12,195	49,901	30,845

Gross profit	76,499	54,720	213,504	144,656
Operating expenses:
Sales, marketing and administrative	59,761	54,557	176,391	135,975
Research and development	10,654	6,396	30,047	19,797
In-process research and development	—	16,700	—	20,876

Total operating expenses	70,415	77,653	206,438	176,648

Interest income	203	1,460	1,318	4,373
Interest expense	(1,609)	(1,719)	(5,439)	(3,816)
Other income (expense), net	(242)	113	(729)	207

Total interest and other income (expense), net	(1,648)	(146)	(4,850)	764

Consolidated net income (loss)	$4,436	$(23,079)	$2,216	$(31,228)

Net loss attributable to noncontrolling interests	$(628)	$—	$(1,311)	$—

Net income (loss) attributable to NuVasive, Inc.	$5,064	$(23,079)	$3,527	$(31,228)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic net income (loss) per share	$0.13	$(0.64)	$0.10	$(0.88)

Diluted net income (loss) per share	$0.13	$(0.64)	$0.09	$(0.88)

Weighted average shares outstanding — basic	37,733	35,931	37,008	35,674

Weighted average shares outstanding — diluted	39,216	35,931	38,384	35,674

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$3,527	$(31,228)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,005	15,671
In-process research and development	—	20,876
Stock-based compensation	18,165	15,719
Leasehold abandonment charges	(1,997)	4,486
Noncontrolling interests	(1,311)	—
Allowance for excess and obsolete inventory	2,470	(3)
Allowance for doubtful accounts	1,175	410
Other non-cash adjustments	2,248	1,019
Changes in operating assets and liabilities:
Accounts receivable	(329)	(18,986)
Inventory	(19,027)	(22,136)
Prepaid expenses and other current assets	788	(941)
Accounts payable and accrued liabilities	2,410	3,898
Accrued payroll and related expenses	2,742	1,778

Net cash provided by (used in) operating activities	32,866	(9,437)
Investing activities:
Cash paid for acquisitions (Note 3)	(24,055)	(41,256)
Cash paid for investment in Progentix (Note 3)	(10,000)	—
Acquisition related milestone payments	(10,000)	—
Purchases of property and equipment	(21,250)	(34,161)
Purchases of short-term marketable securities	(46,678)	(83,069)
Sales of short-term marketable securities	56,365	29,842
Purchases of long-term marketable securities	(17,964)	(51,390)
Sales of long-term marketable securities	32,971	14,778
Other assets	—	544

Net cash used in investing activities	(40,611)	(164,712)
Financing activities:
Payments of long-term liabilities	—	(300)
Issuance of convertible debt, net of costs	—	222,414
Purchase of convertible note hedges	—	(45,758)
Sale of warrants	—	31,786
Issuance of common stock	9,618	8,480

Net cash provided by financing activities	9,618	216,622
Effect of exchange rate changes on cash	85	—

Increase in cash and cash equivalents	1,958	42,473
Cash and cash equivalents at beginning of period	132,318	61,915

Cash and cash equivalents at end of period	$134,276	$104,388

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
     NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company is a medical device company focused on the design, development, and marketing of products for the surgical treatment of spine disorders. The Company’s product portfolio is focused primarily on the U.S. spine implant market. Additionally, the Company has expanded into the global biologics market, the international spine implant market, and is developing products for the emerging motion preservation market.
     NuVasive’s principal product offering is based on its Maximum Access Surgery, or MAS® platform. The MAS platform combines four categories of products that collectively minimize soft tissue disruption during spine surgery with maximum visualization and safe, easy reproducibility for the surgeon: NeuroVision®, a proprietary software-driven nerve avoidance system; MaXcess®, a unique split-blade retractor system; a wide variety of specialized implants; and several biologic fusion enhancers. The MAS platform significantly reduces surgery time and returns patients to activities of daily living much faster than conventional approaches. Utilizing the Company’s MAS platform’s lateral approach, known as eXtreme Lateral Interbody Fusion, or XLIF®, the Company has built an entire spine franchise. With products today spanning lumbar, thoracic and cervical applications, the Company continues to expand and evolve its offering predicated on its research and development focus and dedication to outstanding service levels supported by a culture of Absolute Responsiveness®.
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
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2008 and for the three and nine months ended September 30, 2008 include the accounts of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months then ended include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). There has been no material activity by the Company’s subsidiaries during the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Management evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date on which these financial statements were issued.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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
     In addition to the above payment, the Company may be obligated to make an additional milestone payment of $33 million if the U.S. Food and Drug Administration (FDA) issues an approval order allowing the commercialization of Cervitech’s PCM device in the United States with an intended use for treatment of degenerative disc disease. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at the Company’s discretion.
     Purchase Price
     The acquisition of Cervitech was recorded using the acquisition method of accounting in accordance with the revised authoritative guidance for business combinations.
     The estimated purchase price is determined as follows (in thousands):

Cash paid to sellers	$24,055
Market value of NuVasive common stock issued on Closing Date	24,215
Contingent consideration liability, due on achieving FDA approval	29,722

Total estimated purchase price	$77,992

     The preliminary allocation of the estimated purchase price is based on management’s preliminary valuation of the fair value of tangible, intangible assets and in-process research and development acquired and liabilities assumed as of the Closing Date and such estimates are subject to revision. The area of the purchase price allocation that is not yet finalized relates primarily to the valuation of income tax related assets acquired. Consequently, the amounts recorded at September 30, 2009 are subject to change, and the final amounts may differ. The following table summarizes the allocation of the estimated initial purchase price (in thousands):

	Estimated	Estimated Useful
	Fair Value	Life
Total current assets	$1,233
Property, plant and equipment	59
Developed technology	700	14 years
Non-compete agreement	100	2 years
Trade name	700	10 years
In-process research and development	34,800	14 years
Goodwill	54,825
Current liabilities	(483)
Deferred income tax liabilities	(13,942)

Total estimated initial purchase price allocation	$77,992

     The Goodwill balance related to the Cervitech Acquisition was $54.8 million as of September 30, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Of the $54.8 million recorded as goodwill, none is expected to be deductible for tax purposes.
     Contingent Consideration Liability
     The arrangement requires the Company to pay an additional amount not to exceed $33 million in the event that Cervitech’s device receives FDA approval. The fair value of the contingent consideration at the Closing Date was determined to be $29.7 million using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market. The key assumptions in applying this approach were the interest rate and the probability assigned to the milestone being achieved. Management will remeasure the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone, being recorded in the current period’s earnings. During the nine months ended September 30, 2009, there were no changes in estimate to affect the fair value of the contingent consideration liability other than accretion related solely to the passage of time. For the three and nine months ended September 30, 2009, the Company recorded approximately $0.4 million and $0.6 million, respectively, in expense to reflect the change in the fair value of the contingent consideration and increasing the fair value of the contingent consideration liability to $30.3 million at September 30, 2009. The $0.6 million change in fair value is recorded in the statement of operations as sales, marketing and administrative expenses.
     Results of Operations
     The accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009 reflect the operating results of Cervitech since the date of the acquisition. The amount of loss attributable to Cervitech included in the Company’s consolidated statement of operations from the acquisition date to September 30, 2009 was $1.5 million. For the three and nine months ended September 30, 2009, the Company’s consolidated results of operations include acquisition-related expenses related to this acquisition of $0 and $1.2 million, respectively, which are included in sales, marketing and administrative expenses.
     The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the Cervitech acquisition had occurred as of January 1, 2008. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations. Assuming the Cervitech acquisition occurred as of January 1, 2008, the pro forma unaudited results of operations would have been as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenue	$94,916	$67,699	$263,943	$177,587
Net income (loss) attributable to NuVasive, Inc.	$5,064	$(22,770)	$2,679	$(37,222)
Net income (loss) per share — basic and diluted	$0.13	$(0.62)	$0.07	$(1.03)
     The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through September 30, 2009.
     Investment in Progentix Orthobiology, B.V.
     On January 13, 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Progentix has as its objective the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix wishes to further extend the existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology. Since inception, Progentix has incurred approximately $3.2 million in losses.
     NuVasive and Progentix also entered into a Senior Secured Facility Agreement dated January 13, 2009, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). The proceeds of the Loan are to be utilized towards achievement of all milestones, as defined in the Preferred Stock Purchase Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan, NuVasive is not obligated to provide additional funding to Progentix. Concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement dated January 13, 2009 (the Option Agreement), whereby NuVasive may be obligated (the Put Option), upon the achievement within two years of certain milestones by Progentix, to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders for $45 million, payable in a combination of cash and/or NuVasive common stock at the Company’s sole discretion, subject to certain adjustments (the Remaining Shares).
     NuVasive may also be obligated, in the event that Progentix achieves the milestones contemplated above within the requisite two-year period, to make additional payments to Progentix shareholders, excluding NuVasive, of up to an aggregate total of $25 million, payable in a combination of cash and/or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments, upon completion of additional milestones and dependent on NuVasive’s sales success. NuVasive also has the right under the Option

Agreement to purchase the Remaining Shares (the Call Option) at any time between the second anniversary and the fourth anniversary of the Option Agreement (the Option Period) for $35 million, payable in a combination of cash and/or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments. In the event NuVasive achieves in excess of a specified annual sales run rate on Progentix products during the Option Period, NuVasive may be required to purchase the Remaining Shares for $35 million. NuVasive and Progentix also entered into a Distribution Agreement dated January 13, 2009, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless earlier terminated in accordance with its terms.
     In accordance with authoritative guidance issued by the FASB, the Company has determined that Progentix is a variable interest entity (VIE) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered its primary beneficiary as NuVasive has the obligation to absorb a majority of the expected losses and the right to receive a majority of expected residual returns of Progentix. This conclusion was reached due to the existence of the Put Option and Call Option to acquire the Remaining Shares at prices that were fixed upon entry into the arrangement, with the specific prices based upon the achievement of certain milestones within a specified period of time. The fixed nature of the Put Option and the Call Option limit Progentix Shareholders’ potential future returns. Accordingly, the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the Initial Investment.
     Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company are reported as noncontrolling interests on the consolidated balance sheet of the Company. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit in the consolidated financial statements as a redeemable noncontrolling interest that is initially recorded at fair value and classified as mezzanine equity.
     Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument should be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At September 30, 2009, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at September 30, 2009, as it is not currently possible to predict the outcome of such milestones, the Company concluded it is not probable that the milestones will be met and that the Remaining Shares will become redeemable. The probability of redemption will be reevaluated on a quarterly basis.

     In accordance with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. There has been no material change to the balances consolidated at the date of the Initial Investment, therefore only the balances consolidated as of September 30, 2009 are included below. Total assets and liabilities of Progentix as of September 30, 2009 are as follows (in thousands):

Total current assets	$629
Identifiable intangible assets, net	16,407
Goodwill	12,654
Accounts payable & accrued expenses	439
Other long term liabilities	50
Deferred tax liabilities	4,310
Noncontrolling interests	13,689
     Intangible assets consolidated pursuant to the Progentix investment are included in the Intangible assets, net balance in the consolidated balance sheet as of September 30, 2009 and consist of the following (in thousands):

	Weighted-
	Average	Gross		Intangible
	Amortization	Carrying	Accumulated	Assets,
	(in years)	Amount	Amortization	Net
Non-competition agreement	2	$300	$107	$193
Existing technology	10	5,400	386	5,014
In-process research and development		11,200	—	11,200

Total Progentix intangible assets		$16,900	$493	$16,407

     Osteocel Biologics Business Acquisition
     On July 24, 2008, NuVasive completed the acquisition of certain assets of Osiris Therapeutics, Inc. (Osiris) (the Osteocel® Biologics Business Acquisition) for $35 million in cash paid at closing pursuant to an Asset Purchase Agreement, as amended (the Asset Purchase Agreement). The completion date of this transaction is referred to as the Technology Closing Date. At the Technology Closing Date, the Company also entered into a Manufacturing Agreement, as amended (collectively with the Asset Purchase Agreement, the Agreements) with Osiris. Under the terms of these Agreements, NuVasive was obligated to make payments of up to $50 million in addition to the amount paid at closing, including milestone-based contingent payments not to exceed $20.0 million and non-contingent payments in the amount of $30.0 million.
     As of September 30, 2009, the Company has paid $5 million in cash and made additional payments of $12.5 million in the form of the issuance of 293,331 shares of NuVasive common stock on June 30, 2009 and $12.5 million in the form of the issuance of 307,814 shares of NuVasive common stock on September 30, 2009, as payment in full for the non-contingent payments.
     During March 2009, the Company made a $5 million cash payment towards the milestone-based contingent payments. At September 30, 2009, the Company determined that the achievement of the specified sales amount required for the payment of the remaining $15 million milestone-based contingent payment will likely be achieved and accordingly, has recorded the $15 million as a liability at September 30, 2009. This payment may be made in cash or through the delivery of NuVasive common stock of equivalent value, at the Company’s election.
     The Company’s purchase price allocation was updated in 2009 to reflect the milestone-based payments made in 2009 and to reflect the impact of the amendments made to the Agreements in March 2009, which eliminated the performance contingencies applicable to $30 million of the $45 million in then-remaining milestones. The Goodwill balance related to the Osteocel® Biologics Business Acquisition was $33.7 million as of September 30, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired.

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
4. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Reserves for accounts receivable	$3,140	$1,952
Reserves for excess and obsolete inventory	4,405	2,778
     The Company’s inventory consists primarily of finished goods, disposables and specialized implants. Inventory is stated at the lower of cost or market and is recorded in cost of goods sold based on a method that approximates cost. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items.
5. Goodwill and Intangible Assets
     A summary of adjustments to the Goodwill balance for the nine months ended September 30, 2009 is as follows (in thousands):

Balance at December 31, 2008	$2,332
Progentix Investment (Note 3)	12,654
Cervitech Acquisition (Note 3)	54,825
First payment under the Osteocel March 2009 Amendments (Note 3)	5,000
Record non-contingent payment pursuant to Osteocel March 2009 Amendments (Note 3)	12,454
Record milestone-based payment pursuant to Osteocel March 2009 Amendments (Note 3)	14,999

Balance at September 30, 2009	$102,264

     Identifiable intangible assets consisted of the following as of September 30, 2009 (in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Trade name and trademarks	14	$5,900	$(412)	$5,488
Customer relationships	14	9,730	(2,008)	7,722
Developed technology	14	31,975	(5,039)	26,936
Manufacturing know-how and trade secrets	13	20,408	(1,953)	18,455
In-process research and development		46,000	—	46,000

		$114,013	$(9,412)	$104,601

Intangible Assets Not Subject to Amortization:
Goodwill				102,264

Total Intangible assets				$206,865

     Future estimated amortization expense related to acquired intangible assets subject to amortization is as follows (in thousands):

Remaining 2009	$1,417
2010	5,777
2011	8,840
2012	8,817
2013	8,810
2014	8,775
Thereafter	62,165

$104.601

     Amortization expense was $1.4 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and $4.1 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. In-process research and development will be amortized beginning with the first sale of the respective acquired products over its estimated useful life of 13years. Through September 30, 2009, no amortization expense has been recorded for IPR&D.
6. Convertible Senior Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% Convertible Senior Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company will pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013 (the Maturity Date). The fair value of the outstanding notes approximates their carrying value as of September 30, 2009.
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
     In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock at an initial stock price of $44.74 per share, each of which is subject to adjustment. In addition, the Company sold to the Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the Warrants), subject to adjustment, at an initial strike price of $49.13 per share, subject to adjustment. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $14.0 million and is reflected as a reduction of additional paid-in capital as of September 30, 2009. The impact of the Hedge is to raise the effective conversion price of the Notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the Notes). The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the Hedge. The Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the Warrants.
7. Net Income (Loss) Per Share
     Basic earnings (loss) per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as the assumed vesting of outstanding unvested restricted stock units, options, and warrants. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive. There were no potentially dilutive common shares related to the Company’s 2.25% Convertible Senior Notes due 2013, or the related warrants, for the three and nine months ended September 30, 2009 and 2008, as the Company’s average stock price for the respective periods was less than the conversion price (approximately $44.74) of the Notes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$5,064	$(23,079)	$3,527	$(31,228)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	37,733	35,931	37,008	35,674
Dilutive potential common stock outstanding:
Stock options	1,421	—	1,342	—
Restricted stock units	62	—	34	—

Weighted average common shares outstanding for diluted	39,216	35,931	38,384	35,674

Basic net income (loss) per share attributable to NuVasive, Inc.	$0.13	$(0.64)	$0.10	$(0.88)

Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.13	$(0.64)	$0.09	$(0.88)

     During the three and nine month periods ended September 30, 2009, a weighted average of 1.3 million options and 2.5 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as their effect would have been antidilutive.
8. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$4,436	$(23,079)	$2,216	$(31,228)
Other comprehensive income (loss):
Unrealized loss on investments	(41)	(202)	(340)	(318)
Translation adjustments	279	(76)	741	(99)

Total comprehensive income (loss)	4,674	(23,357)	2,617	(31,645)
Amounts attributable to noncontrolling interests
Net loss	628	—	1,311	—

Comprehensive income (loss) attributable to NuVasive, Inc.	$5,302	$(23,357)	$3,928	$(31,645)

9. Marketable Securities
     Marketable securities consist of corporate debt securities, U.S. government treasury securities and government sponsored entities. We classify all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. A decline in the market value of any marketable security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.
     Realized gains and losses from the sale of marketable securities, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the Consolidated Statements of Operations. Realized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the Consolidated Statements of Operation. Interest and dividends on securities classified as available-for-sale are included in interest income on the Consolidated Statements of Operations.

     The composition of marketable securities is as follows (in thousands):

			Gross	Gross
	Maturity in	Amortized	Unrealized	Unrealized	Estimated
	Years	Cost	Gains	Losses	Fair Value
September 30, 2009
U.S. government treasury securities	Less than 1	$17,986	$37	$(2)	$18,021
Securities of government-sponsored entities	Less than 1	32,021	67	(2)	32,086
Certificates of deposit	Less than 1	1,840	—	(2)	1,838
Corporate notes	Less than 1	3,943	27	—	3,970

Short-term marketable securities		55,790	131	(6)	55,915
Securities of government-sponsored entities	1 to 2	9,997	35	—	10,032

Total marketable securities at September 30, 2009		$65,787	$166	$(6)	$65,947

December 31, 2008
Commercial paper	Less than 1	$1,213	—	(2)	$1,211
Corporate notes	Less than 1	4,283	4	(6)	4,281
Securities of government-sponsored entities	Less than 1	40,054	197	(5)	40,246

Short-term marketable securities		45,550	201	(13)	45,738
Corporate notes	1 to 3	4,467	15	(52)	4,430
Securities of government-sponsored entities	1 to 3	40,495	380	—	40,875

Total marketable securities at December 31, 2008		$90,512	$596	$(65)	$91,043

     As of September 30, 2009, we had no significant investment positions that were in an unrealized loss position. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
10. Fair Value Measurements
     Effective January 1, 2008, the Company adopted the authoritative guidance for the fair value measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The Company measures certain assets at fair value and thus there was no impact on the Company’s consolidated financial statements upon adoption of the guidance. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.

     The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2009
Marketable Securities:
U.S government treasury securities	$18,021	$18,021	$—	$—
Securities of government-sponsored entities	42,118	—	42,118	—
Corporate notes	3,970	—	3,970	—
Certificates of deposit	1,838	1,838	—	—

Total marketable securities at September 30, 2009	$65,947	$19,859	$46,088	$—

Contingent Consideration:
Long-term acquisition related liabilities	$(30,318)	$—	$—	$(30,318)

     Effective January 1, 2009, the Company implemented the authoritative guidance for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. As the Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be remeasured at fair value, the adoption of this guidance did not have a material impact on the financial position or results of operations. However, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event we complete an acquisition or incur asset impairment in future periods.
11. Income Taxes
     Deferred income tax assets and liabilities are recognized for temporary differences between financial statement and income tax carrying values using tax rates in effect for the years such differences are expected to reverse. At December 31, 2008, the Company had net deferred tax assets of $85.4 million primarily attributable to net operating loss carry-overs, research and experimentation credits, original issue discount, stock-based compensation expense and fixed assets. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize such deferred income tax assets, a full valuation allowance has been established. With immaterial exception, the Company continues to maintain a full valuation allowance against its deferred tax assets as of September 30, 2009.
     On July 13, 2006, the FASB issued authoritative guidance related to recognizing and measuring tax positions taken or expected to be taken in a tax return which requires that uncertain income tax positions on income tax returns must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition was provided. The Company adopted this authoritative guidance on January 1, 2007, its effective date. There have been no changes in unrecognized tax benefits or other items since December 31, 2008 and as such, disclosures included in the Company’s 2008 Annual Report on Form 10-K continue to be relevant for the period ended September 30, 2009.

12. Stock-Based Compensation
     The Company estimates the fair value of stock options granted to employees and shares issued under the Employee Stock Purchase Plan, or ESPP Plan, using a Black-Scholes option-pricing model. The assumptions used to estimate the fair value of stock awards granted in the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three and Nine Months	Three and Nine Months
	Ended September 30, 2009	Ended September 30, 2008
Stock Options
Volatility	45% to 48%	42%
Expected term (years)	3.3 to 4.9	2.5 to 4.5
Risk free interest rate	1.36% to 2.51%	2.46% to 3.41%
Expected dividend yield	0.0%	0.0%
ESPP
Volatility	40% to 65%	42% to 65%
Expected term (years)	0.5 to 2	0.5 to 2
Risk free interest rate	0.92% to 4.86%	3.03% to 4.86%
Expected dividend yield	0.0%	0.0%
The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Sales, marketing and administrative expense	$4,265	$4,499	$14,748	$13,541
Research and development expense	901	922	3,417	2,178

Stock-based compensation expense	$5,166	$5,421	$18,165	$15,719

Effect on basic net income (loss) per share	$(0.14)	$(0.15)	$(0.49)	$(0.44)

Effect on diluted net income (loss) per share	$(0.13)	$(0.15)	$(0.47)	$(0.44)

     Stock-based compensation for stock options and restricted stock units is recognized and amortized on an accelerated basis in accordance with authoritative guidance issued by the FASB.
     Restricted Stock Units
     During the nine months ended September 30, 2009, approximately 260,500 time-vested restricted stock units, or RSUs, were granted at a grant date fair value of $36.49 per share. For the three and nine months ended September 30, 2009, the Company recorded $0.9 million and $2.2 million, respectively, of stock-based compensation expense related to RSUs. During the three and nine months ended September 30, 2008, there were no RSUs granted.
13. Building Lease
     In August 2008, the Company relocated its corporate headquarters to a two-building campus style complex in San Diego. In connection with this relocation, in the third quarter of 2008, the Company recorded a liability for approximately $3.9 million related to lease termination costs in connection with vacating the Company’s former corporate headquarters. During the third quarter of 2009, due to continued growth, the Company decided to reoccupy the former corporate headquarters facility. Accordingly, at August 31, 2009, the remaining lease termination costs liability of $2.0 was reversed and is recorded as a reduction of sales, marketing, and administrative expenses for the three and nine months ended September 30, 2009.

14. Impact of Recently Issued Accounting Standards
     Recently Adopted Accounting Standards
     Effective January 1, 2009, the Company implemented the FASB’s revised authoritative guidance for business combinations. This revised guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Previously, post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions were generally required to be recorded as an increase or decrease to Goodwill. The revised guidance does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, regardless of the guidance used to initially account for the business combination, will be recognized in current period income tax expense. The adoption of the revised guidance will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of January 1, 2009.
     Effective January 1, 2009, the Company adopted the revised authoritative guidance for the accounting treatment afforded preacquisition contingencies in a business combination. Under the revised guidance, an acquirer is required to recognize at fair value an “asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the liability can be determined during the measurement period.” If the acquisition-date fair value cannot be determined, the acquirer will apply the authoritative guidance used to evaluate contingencies to determine whether the contingency should be recognized as of the acquisition date or after the acquisition date. The adoption of the revised guidance will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of January 1, 2009.
     Effective January 1, 2009, the Company implemented FASB’s revised authoritative guidance for consolidation, which addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the revised guidance is expected to impact the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the investments made after the effective date of January 1, 2009.
     Effective January 1, 2009, the Company adopted the FASB’s revised authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Effective April 1, 2009, the Company adopted FASB’s revised authoritative guidance for fair value measurements which clarifies the measurement of fair value in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The Company also adopted additional authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and which requires enhanced disclosures. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Effective April 1, 2009, the Company adopted authoritative guidance which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this guidance, which applies to investments in debt securities, did not have a material impact on our consolidated financial position, results of operations or cash flows.

     Recently Issued Accounting Standards
     In June 2009, the FASB issued authoritative guidance for consolidations, which amends the consolidation guidance that applies to variable interest entities and significantly affects the overall consolidation analysis under previously issued guidance. This guidance is effective for years beginning January 1, 2010. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
15. Legal Proceedings
     Medtronic Sofamor Danek USA, Inc. Litigation
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. Because of the number of patents involved, each side selected three patents to proceed with in the first phase of the litigation. The Medtronic Litigation is still in its early stages. NuVasive believes its own claims have merit and that Medtronic’s claims lack merit. As of September 30, 2009, the probability of a favorable outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.
16. Subsequent Event
     On November 4, 2009, the Company issued 400,277 shares of its common stock to Osiris for the payment of the remaining $15 million milestone-based contingent payment that was recorded as a liability at September 30, 2009.

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
     We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion. In May 2009, we acquired Cervitech, a company focused on clinical approval of the PCM cervical disc system, a motion preserving total disc replacement device. Enrollment of the pivotal trial is complete and the trial protocol requires a two-year follow up period on all patients before submitting to the FDA for potential approval. In August 2008, we completed the enrollment of our pivotal clinical trial for NeoDisc®, our cervical disc replacement device. The trial protocol requires a two-year follow up period on all patients before submitting to the FDA for potential approval.
     From inception through September 30, 2009, we had an accumulated deficit of approximately $192.0 million.
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
     In May 2009, we purchased Cervitech® Inc., (Cervitech), a New Jersey based company focused on clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device, for an initial purchase price of approximately $48 million, consisting of cash totaling approximately $24 million and the issuance of 638,261 shares of NuVasive common stock to certain stockholders of Cervitech. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. Currently, the PCM investigational device is in an FDA-approved clinical trial in the United States and two-year follow up is scheduled to be completed in the fourth quarter of 2009. We anticipate submitting for FDA approval in the first quarter of 2010. The potential approval will further strengthen our cervical product offering and will enable us to continue our trend of increasing our market share.
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
     Sales and Marketing. Through September 30, 2009, substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We sell our products through a sales force comprised of exclusive independent sales agents and our own directly employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion in international sales efforts with the focus on both European and Asian markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of Goodwill, intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2008 and there have been no material changes during the three and nine months ended September 30, 2009.
New accounting requirements.
     Effective January 1, 2009, we implemented the Financial Accounting Standards Board’s (FASB) revised authoritative guidance for business combinations. This revised guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Previously, post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions were generally required to be recorded as an increase or decrease to Goodwill. The revised guidance does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, regardless of the guidance used to initially account for the business combination, will be recognized in current period income tax expense. The adoption of the revised guidance will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of January 1, 2009.
     Effective January 1, 2009, we implemented FASB’s revised authoritative guidance for consolidation, which addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the revised guidance is expected to impact our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the investments made after the effective date of January 1, 2009. We will apply the provisions of this revised guidance when we have such noncontrolling interests.
     On January 1, 2009, we adopted the FASB’s revised authoritative guidance for determining the useful life of intangible assets. The guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other U.S. generally accepted accounting principles. The application of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
Results of Operations
Revenue

	September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$94,916	$66,915	$28,001	41.8%
Nine months ended	$263,405	$175,501	$87,904	50.1%

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
Cost of Goods Sold

	September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$18,417	$12,195	$6,222	51.0%
% of revenue	19.4%	18.2%
Nine months ended	$49,901	$30,845	$19,056	61.8%
% of revenue	18.9%	17.6%
     Cost of goods sold consists of purchased goods and overhead costs, including depreciation expense for instruments.
     The increase in cost of goods sold in total dollars in the three and nine months ended September 30, 2009 compared to the same periods in 2008, resulted primarily from (i) increased direct costs of $6.2 million and $15.6 million, respectively, primarily to support revenue growth; and (ii) increased depreciation expense of $1.0 million and $3.5 million, respectively, incurred on the increased amount of surgical instrument sets we hold for use in surgeries. We expect cost of goods sold, as a percentage of revenue, to remain at these levels for the remainder of 2009.
Operating Expenses
     Sales, Marketing and Administrative.

	September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$59,761	$54,557	$5,204	9.5%
% of revenue	63.0%	81.5%
Nine months ended	$176,391	$135,975	$40,416	29.7%
% of revenue	67.0%	77.5%
     Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for personnel engaged in sales, marketing and customer support functions; distributor commissions; shipping costs; surgeon training costs; shareowner (employee) related expenses for our administrative functions; third party professional service fees; amortization of acquired intangible assets; and facilities and insurance expenses.
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including expenses that fluctuate with sales and expenses associated with investments in our infrastructure and headcount growth.
     Increases in costs based on revenue, such as sales force compensation and other direct costs related to the sales force, royalty expense, and shipping costs, were $6.4 million and $21.4 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increases are consistent with our increased revenue growth of approximately 50% in the first nine months of 2009 as compared to the same period in 2008. Total costs related to our sales force, as a percent of revenue, decreased to 28.8% from 30.3% for the three months ended September 30, 2009 compared to the same period in 2008. The decrease in costs as a percentage of revenue was primarily attributable to the increased revenues.
     We also experienced increased costs as a result of overall Company growth and headcount additions in our marketing and administrative support functions. Marketing and administrative compensation and personnel costs increased $4.6 million and $12.4 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Facility, equipment and computer expenses increased by $0.9 million and $4.5 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, primarily as a result of continued headcount growth and increased facility costs to support the increasing number of shareowners (employees).
     During the first quarter of 2009, we adopted the FASB’s revised authoritative guidance for business combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in that the acquisition related expenses were included as part of the purchase price of the acquired company. We incurred approximately $2.3 million in acquisition related costs in connection with our investment in Progentix and acquisition of Cervitech in the nine months ended September 30, 2009 with no comparable expense during the same periods in 2008.
     The increases in costs discussed above were offset by decreases in costs for the three and nine months ended September 30, 2009 compared to the same periods in 2008, related to charges totaling $7.4 million for vacating the Company’s previous corporate headquarters and incremental transition costs related to our ERP system which were recorded in the three and nine months ended September 30, 2008. In August 2008, we relocated our corporate headquarters to a two-building campus style complex in San Diego. In connection with vacating our former corporate headquarters, we recorded a charge of approximately $4.8 million to sales, marketing, and administrative expenses for lease termination costs and other related items. In addition, during the three and nine months ended September 30, 2008, we incurred non-capitalizable expenses totaling $2.6 million related to the implementation of our new ERP system which was completed in the third quarter of 2008. During the third quarter of 2009, due to continued growth, we decided to reoccupy the former corporate headquarters facility. Accordingly, at August 31, 2009, the remaining liability related to lease termination costs of $2.0 million was reversed and is recorded as a reduction of sales, marketing, and administrative expenses for the three and nine months ended September 30, 2009.
     The total capitalized costs of $10.9 million incurred in 2008 related to the ERP project are being amortized over a 7-year period which began in July 2008.
     On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease over time as we continue to see the synergies of investments we have made.
     Research and Development.

	September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended	$10,654	$6,396	$4,258	66.6%
% of revenue	11.2%	9.6%
Nine months ended	$30,047	$19,797	$10,250	51.8%
% of revenue	11.4%	11.3%
     Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner (employee) related expenses.
     The increase in research and development costs in the periods presented are primarily due to expenses related to litigation support costs of $0.8 million and $3.4 million incurred during the three and nine months ended September 30, 2009, respectively, with no comparable expenses during the same periods in 2008. Compensation and other shareowner related expenses increased $1.4 million and $4.0 million, for the three and nine months ended September 30, 2009, respectively, including an increase in stock-based compensation of $1.2 million for the nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to increased headcount to support our product development and enhancement efforts. We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities.
     In-Process Research and Development.
     For the nine months ended September 30, 2008, we recorded in-process research and development (IPR&D) charges of $20.9 million related to the acquisitions of pedicle screw technology and Osteocel. As of the date of the acquisitions, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in-process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition dates in accordance with the authoritative guidance in effect on the dates of acquisition.
     During the first quarter 2009, we adopted the FASB’s revised authoritative guidance for business combinations, which is applied prospectively for all new business acquisitions entered into after January 1, 2009 and provides that IPR&D acquired is no longer charged to expense on the acquisition date, but rather recorded as an asset on the balance sheet. Amounts recorded as IPR&D beginning after January 1, 2009, will begin being amortized upon first sales of the product over the estimated useful life of the technology. As of September 30, 2009, we have recorded approximately $46.0 million on our balance sheet related to IPR&D in conjunction with the Progentix Investment and acquisition of Cervitech, as described above. In accordance with this authoritative guidance, as the technology has not yet been approved, the amortization of the acquired IPR&D has not begun. In addition, there were no charges to the statement of operations during the first six months of 2009.
Interest and Other Income, Net

	September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Three months ended:
Interest income	$203	$1,460
Interest expense	(1,609)	(1,719)
Other income (expense), net	(242)	113

Total interest and other income (expense), net	$(1,648)	$(146)	$(1,502)	(1028.8%)

% of revenue	1.7%	0.2%
Nine months ended:
Interest income	$1,318	$4,373
Interest expense	(5,439)	(3,816)
Other income (expense), net	(729)	207

Total interest and other income (expense), net	$(4,850)	$764	$(5,614)	(734.8%)

% of revenue	1.8%	0.4%
     Interest and other income (expense), net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s convertible debt offering signed in March 2008. The net change in these amounts in the periods presented is principally due to (i) an increase of $1.6 million in interest expense for the nine months ended September 30, 2009 related to the convertible debt offering due to having a full period of interest expense in the 2009 period as compared to only partial period during the same 2008 period, and (ii) lower balances in marketable securities in 2009, coupled with lower interest rates, resulting in a decrease of $1.3 million and $3.1 million in interest income for the three and nine months ended September 30, 2009, respectively.

Stock-Based Compensation

	Three Months Ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Sales, marketing and administrative expense	$4,265	$4,499	$14,748	$13,541
Research and development expense	901	922	3,417	2,178

Total stock-based compensation expense	$5,166	$5,421	$18,165	$15,719

% of revenue	5.4%	8.1%	6.9%	9.0%
     We granted approximately 1.4 million and 1.8 million options in the first nine months of 2009 and 2008, respectively, with a per option grant date weighted average fair value of $13.17 and $14.49, respectively. In addition, in 2009 we granted approximately 260,500 restricted stock units with a weighted average grant date fair value of $36.49. We recognize stock-based compensation expense on an accelerated basis in accordance authoritative guidance, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular option within 12 months of its grant date. The increase in stock-based compensation expense in the nine months ended September 30, 2009 compared to the same period in 2008 is due primarily to the amortization of prior year grants during the first nine months of 2009 and an increase due to the grant of restricted stock units during the first nine months of 2009 with no comparable grants during the same period in 2008. Restricted stock units tend to have a higher associated stock-based compensation expense as they are valued at the full market price on the day of grant. The decrease in stock-based compensation expense in the three months ended September 30, 2009 compared to the same period in 2008 is due primarily to a change in the estimate of the number of options expected to vest as a result of the resignation of one of our executive officers.
Liquidity and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of September 30, 2009, we had an accumulated deficit of approximately $192.0 million. We expect our sales, marketing and administrative expense and research and development expense will continue to grow and, as a result, we will need to generate significant net sales to increase profitability. To date, our operations have been funded primarily with proceeds from the sale of our securities.
     In March 2008, we issued $230.0 million principal amount of 2.25% Convertible Senior Notes due 2013 (the Notes). The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013.
     Cash, cash equivalents and short-term and long-term marketable securities, was $200.2 million at September 30, 2009 and $223.4 million at December 31, 2008. The decrease was due primarily to the payments of $10.0 million related to our investment in Progentix, $10.0 million related to Osteocel milestones and $24.1 million related to our acquisition of Cervitech, offset by cash flow provided from achieving profitability in 2009.
     Net cash provided by operating activities was $32.9 million for the first nine months of 2009 compared to $9.4 million used in operating activities in the same period in 2008, an increase of $42.3 million in net cash provided by operating activities. The increase in cash provided from operating activities is from our improved operating results in 2009 as compared to 2008, as well as improved collections from accounts receivable.
     Net cash used in investing activities was $40.6 million in the first nine months of 2009 compared to $164.7 million in the same period in 2008. The decrease in net cash used in investing activities of $124.1 million is primarily due to the net change of $114.5 million in the cash provided by the activity in our investment portfolio and to a $12.9 million decrease in capital asset purchases, offset by an increase of $2.8 million used in cash payments for our acquisitions.
     Net cash provided by financing activities was $9.6 million in the first nine months of 2009 compared to $216.6 million in the same period in 2008. The change in net cash provided by financing activities of $207.0 million is primarily due to the receipt of net proceeds of $208.4 million from the issuance of convertible debt in March 2008.
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

Contractual Obligations
     In addition to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, the following obligations have been incurred during 2009:
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
     We entered into a Senior Secured Facility Agreement with Progentix dated January 13, 2009 (the Facility Agreement) whereby Progentix may borrow up to $5 million from us to fund ongoing clinical and regulatory efforts (the Loan). The Loan accrues interest at a rate of six percent (6%) per year. The total amount of the Loan and any related accrued interest may be paid in cash or applied against any potential future purchase price of the Remaining Shares. We are not obligated to provide any additional funding to Progentix other than as stipulated in the Loan. Progentix has borrowed $2.0 million under the Loan at September 30, 2009.
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
     Osteocel Biologics Business Acquisition
     In connection with the Asset Purchase Agreement and Manufacturing Agreement, each as amended, that were entered into in connection with the Osteocel Biologics Business Acquisition, we made an additional milestone-based contingent payment to Osiris in the amount of $15 million related to a sales performance milestone. This payment was made in NuVasive common stock, at our election.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to interest rate risk at September 30, 2009 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At September 30, 2009, we did not hold any material asset-backed investment securities and in 2009 and 2008, we did not realize any losses related to asset-backed investment securities.
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
     Foreign Currency Exchange Risk. We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Currently, a majority of our sales to international markets have been to independent distributors in transactions conducted in U.S. dollars; our other sales in international markets, currently the United Kingdom, Germany and Australia, are through local subsidiaries which sell directly to health care providers in local currencies. To date, we have not had any material exposure to foreign currency rate fluctuations.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2009. Based on such evaluation, our management has concluded that as of September 30, 2009, the Company’s disclosure controls and procedures are effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     On September 30, 2009 and November 6, 2009, NuVasive, Inc., issued 307,814 and 400,277 shares of its common stock (the Shares), respectively, to Osiris Therapeutics, Inc., a Delaware corporation, in connection with milestone payments pursuant to an Asset Purchase Agreement between the Company and Osiris dated May 8, 2008, as amended. The Shares were issued to Osiris in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 5.	Other Information
Compensatory Arrangements with Certain Officers
On November 4, 2009, NuVasive, Inc. (the “Company”) entered into compensatory letter agreements with Pat Miles and Jeff Rydin, each a named executive officer (as defined in Item 402(a)(3) of Regulation S-K) of the Company, in association with their respective promotions, each to be effective January 1, 2010. Mr. Miles, currently the Company’s Executive Vice President, Product Marketing and Development, was promoted to the position of President, Americas. Mr. Rydin, currently the Company’s Senior Vice President, U.S. Sales, was promoted to the position of Executive Vice President, Americas Sales. The letter agreements set forth new base salaries, anticipated restricted stock unit grants and target performance bonus (upon the achievement of specified performance milestones) for Mr. Miles and Mr. Rydin as follows:

		2010 RSU Grants	Target Bonus for
Name	2010 Base Salary	(# of shares)	Fiscal 2010
Patrick Miles	$450,000	85,000	75%
Jeffrey Rydin	$400,000	50,000	75%
Mr. Miles and Mr. Rydin will be eligible to receive a bonus in excess of the target bonus for over-achievement.
Other Events
     Between September 9, 2009 and September 14, 2009, each of the following individuals, each an executive officer of NuVasive, Inc. (NuVasive), adopted a stock trading plan for trading in NuVasive’s common stock in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934: Keith Valentine, NuVasive’s President and Chief Operating Officer; Kevin C. O’Boyle, NuVasive’s Executive Vice President and Chief Financial Officer; Jeff Rydin, NuVasive’s Senior Vice President, U.S. Sales; and Jason Hannon, Nuvasive’s Senior Vice Present and General Counsel. Each of these individuals will file Forms 4 evidencing sales under their stock trading plan as required under Section 16 of the Securities Exchange Act of 1934. This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by a person while in possession of material nonpublic information. Consistent with Rule 10b5-1, NuVasive’s insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans.
     Pursuant to the stock trading plan adopted by Mr. Valentine, between December 2009 and November 2010, he will sell 5,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 5,000 additional shares each month based on increasing price levels. Pursuant to the stock trading plan adopted by Mr. O’Boyle: in December 2009 he will sell 42,977 shares if the stock is above a prearranged minimum price; in January 2010 he will sell 13,871 shares if the stock is above a prearranged minimum price, and may sell up to 68,750 additional shares based on increasing price levels; in February 2010 he will sell 6,848 shares if the stock is above a prearranged minimum price, and may sell any shares remaining unsold from the prior month sale; and in March 2009 he will sell 6,848 shares if the stock is above a prearranged minimum price and may sell any shares remaining unsold following the prior month’s sale date. Pursuant to the stock trading plan adopted by Mr. Rydin: in December 2009 he will sell 4,274 shares if the stock is above a prearranged minimum price, and may sell up to 3,000 additional shares based on increasing price levels; between January and April 2010, he will sell 3,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 3,000 additional shares each month based on increasing price levels; in May 2010 he will sell 3,640 shares if the stock is above a prearranged minimum price, and may sell up to 3,000 additional shares based on increasing price levels; and between June and November 2010 he will sell 3,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 3,000 additional shares each month based on increasing price levels based on increasing price levels. Pursuant to the stock trading plan adopted by Mr. Hannon, between December 2009 and November 2010, he will 2,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 6,000 additional shares each month based on increasing price levels.
     Under each of these plans, the plan’s agent will undertake to sell specified numbers of shares each month if the stock trades above certain prearranged minimum prices. The individual stockholder will have no control over the timing of any sales under the plan and there is no assurance that any shares will be sold. Sales under each of these trading plans will take effect in November 2009 upon the expiration of their existing Rule 10b5-1 trading plans. Mr. O’Boyle’s plan will expire in March 2010 while all other plans will expire in November 2010.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

10.1#	Separation Agreement, dated September 2, 2009, between NuVasive, Inc. and Kevin C. O’Boyle

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NuVasive, Inc.
Date: November 6, 2009

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: November 6, 2009

By:	/s/ Kevin C. O’Boyle
Kevin C. O’Boyle
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

10.1#	Separation Agreement, dated September 2, 2009, between NuVasive, Inc. and Kevin C. O’Boyle

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008.

#	Indicates management contract or compensatory plan.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.