Form 10-K
period 2009-12-31
NUVASIVE INC
filed 2010-02-26
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.  YES ☑     NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.7 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2009), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.

As of February 19, 2010, there were 38,829,879 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2010.

NuVasive, Inc.

Form 10-K for the Fiscal Year ended December 31, 2009

PART I

This Annual Report on Form 10-K, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.

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

Overview

We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, a market estimated to exceed $5.1 billion in the United States in 2010. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of cervical, biologics and motion preservation products. In the spine surgery market, our currently-marketed products are primarily used to enable access to the spine and to perform restorative and fusion procedures. We focus significant research and development efforts to expand our MAS product platform, advance the applications of our unique technology to additional procedures, and develop motion preserving products such as our total disc replacement products. We dedicate significant resources toward training spine surgeons on our unique technology and products. Currently, we are training approximately 400 to 500 surgeons annually, which includes surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs.

Our MAS platform combines four categories of our product offerings:

•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine;

•	Biologics — includes our FormaGraft® and Osteocel® line of products; and

•	Specialized implants — includes our SpheRx® and Armadatm pedicle screw systems, CoRoent® suite of implants, and several fixation systems.

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

In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent implants, as well as cervical plating and posterior fixation products. In 2009, we acquired Cervitech, Inc., a company focused on clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. Currently, the PCM investigational device has reached the two-year follow-up end point in its U.S. Food and Drug Administration (FDA) approved clinical trial in the United States. Approval, if obtained, will further strengthen our cervical product offering and will enable us to continue our trend of increasing our market share. Our biologic offering includes FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion. In 2009, we invested in Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands involved in the development of osteoinductive bone graft material technology. As part of the investment transaction, we became the exclusive distributor for certain Progentix biologic products.

Our corporate headquarters are located in San Diego, California. We lease approximately 202,000 square feet in San Diego. Our headquarters has a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business requires overnight delivery of products and surgical instruments for almost all surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility has greatly enhanced our ability to meet demanding delivery schedules and provide a greater level of customer service.

Recent Product Introductions

In the last few years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, expanded our offering of cervical products and marked our entrance into the growing motion preservation market. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. Our newly-launched and acquired products are highlighted by the following products:

•	Implants — our implant products, which include among other implants the CoRoent Family of Products and our SpheRx and Armada pedicle screw systems, have historically focused on the lumbar spine; with our recent and planned product introductions, such as VuePoint® OCT and Thoracic XLIF, we will increasingly address the cervical and thoracic spine as well.

•	NeuroVision M5tm — is, along with its predecessors, the enabling technology for the XLIF procedure, and utilizes proprietary technology and hunting algorithms to locate and avoid critical nerves during spine surgery. NeuroVision M5’s name refers to five monitoring modalities, covering the entire spine, available in this enhanced version of our technology, which include: (i) stimulated electromyography (EMG); (ii) free run EMG; (iii) motor evoked potentials (MEPs); (iv) somatosensory evoked potentials (SSEPs); and (v) navigated guidance.

•	Biologics — In 2008 we expanded our biologics offering by acquiring Osteocel, an allograft cellular matrix containing viable MSCs to aid in fusion. Additionally, in early 2009 we made an investment in Progentix Orthobiology, B.V., a private company working to develop a novel synthetic osteoinductive bone graft material. This investment includes options and obligations to buy Progentix Orthobiology, B.V. over time as development milestones are achieved.

Our Strategy

Our objective is to become a leading provider of creative medical products that provide comprehensive solutions for the surgical treatment of spine disorders. We are pursuing the following business strategies in order to achieve this objective:

•	Establish our MAS Platform as a Standard of Care. We believe our MAS platform has the potential to become the standard of care for spine surgery as spine surgeons continue to adopt our products and recognize their benefits. We also believe that our MAS platform has the potential to dramatically improve the clinical results of spine surgery. We dedicate significant resources to educating spine surgeons on the clinical benefits of our products, and we intend to capitalize on patient demand for minimally disruptive surgical alternatives.

•	Continue to Develop and Introduce New Creative Products. One of our core competencies is our ability to develop and commercialize creative spine surgery products. In the past three years, we have introduced more than 40 new products and product enhancements. We have several additional products currently under development that should expand our presence in fusion surgery as well as provide an entry into the motion preservation market segment. We intend to accomplish this with an unwavering commitment to our MAS platform and building on our core technology. We believe that these additional products will allow us to generate, on average, greater revenues per spine surgery procedure while improving patient care.

•	Expand the Reach of Our Exclusive Sales Force. We believe that having a sales force dedicated to selling only our spine surgery products is critical to achieve continued growth across product lines, greater market penetration and increased sales. In 2006, we completed our transition to an exclusive sales force, and we have seen the benefits of that effort. Our U.S. sales force is achieving deeper penetration in our accounts and further establishing NuVasive as a technology leader in the spine industry. In the United States, our exclusive sales force is managed by an Executive Vice President and four Area Vice Presidents, each of whom is responsible for a geographic region of the country. Each Area Vice President is responsible for Sales Directors, who in turn are responsible for Area Business Managers, or ABMs, who are NuVasive shareowners (our employees) responsible for a defined territory. The remainder of the U.S. sales force are both direct (our shareowners) and exclusive independent sales representatives or exclusive distributor agents, each acting as our sole representative and selling only NuVasive spine products in a given territory.

•	Provide Tailored Solutions in Response to Surgeon Needs. Responding quickly to the needs of spine surgeons, which we refer to as Absolute Responsiveness®, is central to our corporate culture, critical to our success and, we believe, differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of, and potential improvements, to our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and a state-of-the-art cadaver operating theatre to provide clinical training and validate new ideas through prototype testing.

•	Selectively License or Acquire Complementary Spine Products and Technologies. In addition to building our company through internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will keep us on the forefront of innovation. By acquiring complementary products, we believe we can leverage our expertise at bringing new products to market that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs.

Industry Background and Market

The spine is the core of the human skeleton, and provides a crucial balance between structural support and flexibility. It consists of 29 separate bones called vertebrae that are connected together by connective tissue to permit a normal range of motion. The spinal cord, the body’s central nerve conduit, is enclosed within the spinal column. Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spine disc. The four major categories of spine disorders are degenerative conditions, deformities, trauma and tumors. The largest market, and the focus of our business historically, is degenerative conditions of the facet joints and disc space. These conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back pain or radiating pain in the arms or legs.

In the U.S., over 5 million people suffer from some type of chronic back pain. The prescribed treatment depends on the severity and duration of the disorder. Initially, physicians will prescribe non-operative, conservative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In most cases, non-operative treatment options are effective; however, some patients require spine fusion surgery. It is estimated that over 600,000 spine fusion procedures are performed annually, and the vast majority are done using traditional open surgical techniques from either an anterior or posterior approach. These traditional open surgical approaches require a large incision in the patient’s abdomen or back in order to enable the surgeon to see the spine and surrounding area. Most open procedures are invasive, lengthy and complex, and may result in significant blood loss, extensive dissection of tissue and lengthy hospitalization and rehabilitation.

Back pain is one of the leading causes of healthcare expenditures in the United States, with a direct cost of more than $50 billion annually for diagnosis, treatment and rehabilitation. The U.S. market for lumbar and cervical spine fusion, the focus of our business, was estimated to be over $4.6 billion in 2009 and is estimated to grow to over $5.1 billion in 2010.

We believe that the implant market for spine surgery procedures will continue to grow because of the following market dynamics:

•	Increased Use of Implants. The use of implants has evolved into the standard of care in spine surgery. Over the past five years, there has been a significant increase in the percentage of spine fusion surgeries using implants and we estimate that over 85% of all spine fusion surgeries now involve implants.

•	Demand for Surgical Alternatives with Less Tissue Disruption. As with other surgical markets, we anticipate that the broader acceptance of surgical treatments with less tissue disruption will result in increased demand for these types of surgical procedures.

•	Increasing Demand for Motion-preserving Treatments. Motion-preserving treatments potentially offer earlier intervention in the degenerative disease process for many patients.

•	Favorable Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging baby boomers, people born between 1946 and 1965. We believe this population segment will demand a quicker return to activities of daily living following surgery than prior generations.

Surgical Alternatives with Less Tissue Disruption

The benefits of minimally invasive surgery procedures in other areas of orthopedics have significantly contributed to the strong and growing demand for surgical alternatives with less tissue disruption of the spine. Surgeons and hospitals seek spine procedures that result in fewer operative complications, shorter surgery times and decreased hospitalization. At the same time, patients seek procedures that cause less trauma and allow for faster recovery times. Despite these benefits, the rate of adoption of surgical alternatives with less tissue disruption procedures has been relatively slow with respect to the spine.

We believe the two principal factors contributing to spine surgeons’ slow adoption of traditional “minimally invasive” spine alternatives are: (i) the limited or lack of direct access to and visibility of the surgical anatomy; and (ii) the associated complex instruments that have been required to perform these procedures. Most traditional “minimally invasive” spine systems do not allow the surgeon to directly view the spine and provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional “minimally invasive” spine systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system.

The NuVasive Solution — Maximum Access Surgery (MAS)

Our MAS platform allows surgeons to perform a wide range of minimally disruptive procedures, while overcoming the shortcomings of traditional “minimally invasive” spine surgical techniques. We believe our products improve clinical results and have both the potential to expand the number of minimally disruptive procedures performed and become a standard of care in spine fusion and non-fusion surgery.

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

MAS — NeuroVision

NeuroVision utilizes electromyography, or EMG, proprietary algorithms and graphical user interfaces to provide surgeons with an enhanced nerve avoidance system. Our system functions by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. We connect the instruments that surgeons use to a computer system that provides real time feedback during surgery. Our system analyzes and then translates complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. For example, during a pedicle screw test, in which the integrity of the bone where the implant is placed is tested, if the insertion of a screw results in a breach of the bone, a red light and corresponding numeric value will result so that the surgeon may reposition the implant to avoid potential nerve impingement or irritation. If no breach of the bone occurs, a green light and corresponding numeric value will result.

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

MAS — MaXcess

Our MaXcess system consists of instrumentation and specialized implants that provide maximum access to the spine with minimal soft tissue disruption. MaXcess has a split blade design consisting of three blades that can be positioned to build the surgical exposure in the shape and size specific to the surgical requirements rather than the fixed tube design of traditional “minimally invasive” spine surgical systems. MaXcess’ split blade design also provides expanded access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a significantly smaller incision. The ability to use familiar instruments reduces the learning curve and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment.

Over the years, several improvements to our MaXcess systems have been made, including incorporating nerve avoidance technology with the use of NeuroVision, superior and inferior blades that “kick-out” at an angle to spread the tissue closest to the pathology point further than prior versions, and a removable fourth blade, which provides greater posterior surgical options and incorporates an improved tilted blade-locking mechanism. Further, our MaXcess products are used in the cervical spine for posterior application, the lumbar spine for decompression, transforaminal interbody fusion, or TLIF, fusion and have been used in the thoracic region as the lateral approach has broadened from the lumbar to the thoracic region as well as into adult degenerative scoliosis procedures.

MAS — Specialized Implants

We have a number of implants designed to be used with our MAS platform. These implants are used for interbody disc height restoration for fusion and stabilization of the spine. Our implants are available in a variety of shapes and sizes to accommodate the anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation systems have been uniquely designed to be delivered through our MaXcess system to provide stabilization of the spine. These systems enable minimally disruptive placement of implants and are intended to reduce operating time and patient morbidity, often through a single approach.

We also made significant progress in the last few years on our research and development initiatives related to motion preservation. The PCM clinical trial is complete and the trial protocol requires a two-year follow-up period, which was completed in the fourth quarter of 2009, on all patients before submitting to the FDA for potential approval. We anticipate submitting for FDA approval in the first quarter of 2010. The clinical trial for NeoDisc®, a nucleus-like total disc replacement device, is a prospective, randomized, controlled, multi-center clinical trial to evaluate the safety and efficacy of NeoDisc by comparing the outcomes of patients to traditional anterior cervical discectomy and fusion. Enrollment began in the third quarter of 2006 and is now complete.

Our motion preservation product development efforts also include our mechanical lateral total disc replacement (XL TDRtm). We filed with the FDA for Investigational Device Exemptions, or IDEs, on the XL TDR in late 2007 and were granted an IDE in 2008.

MAS — Biologics

As part of our MAS offering, we have expanded our product offerings in the last few years to include products in the biologics market. The biologics market in spine surgery has grown to approximately $1.7 billion and consists of autograft (autologous human tissue), allograft (donated human tissue), a varied offering of synthetic products, stem cell-based products, and growth factors. We made our initial entry into this market in 2007 by acquiring rights to FormaGraft, a collagen-based synthetic product. We expanded this offering in 2008 by acquiring Osteocel, an allograft cellular matrix containing viable MSCs to aid in fusion. Additionally, in early 2009, we made an investment in Progentix Orthobiology, B.V., a private company working to develop a novel synthetic osteoinductive bone graft material.

Development Projects

We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications. These devices are intended to allow surgeons to address a patient’s pain and dysfunction while maintaining normal range of motion and avoiding future adjacent level degeneration that can occur after spine fusion. Commercialization of these devices, including PCM, NeoDisc®, and XL TDR®, will require premarket approval rather than 510(k) clearance. In the cervical spine, the PCM investigational device, a total disc replacement device designed to preserve motion, has reached the two-year follow-up end point in its FDA-approved clinical trial in the United States. We anticipate submitting for FDA approval in the first quarter of 2010. Approval, if obtained, of PCM will further strengthen our cervical product offering and will enable us to continue our trend of increasing our market share. Also in the cervical spine, patient enrollment in the FDA-approved clinical trial of the NeoDisc nucleus-like total disc replacement device in the United States is complete. The NeoDisc study’s two-year follow-up period is scheduled for completion in late 2010.

Our lumbar motion preservation development efforts include XL TDR, a mechanical total disc replacement implanted through the XLIF approach. Enrollment in an FDA-approved XL TDR clinical trial in the United States was initiated in 2009 and will continue throughout 2010.

In addition to the motion preservation platforms previously mentioned, we continue development on a wide variety of projects intended to broaden surgical applications such as with tumor, trauma, and deformity, and increase fixation options for greater vertical integration of our MAS techniques. We also continue expanding our cervical product portfolio to provide for a comprehensive cervical offering that will include segmentation of both the fixation and motion preservation markets.

Research and Development

Our research and development efforts are primarily focused on developing further enhancements to our existing products, launching new product categories, as well as developing our total disc products. As of December 31, 2009, our research staff consists of 23 shareowners (employees), including six who hold Ph.D. degrees and three who hold other advanced degrees. Our research and development group has extensive experience in developing products to treat spine pathology and this group continues to work closely with our clinical advisors and spine surgeon customers to design products that are intended to improve patient outcomes, simplify techniques, shorten procedures, reduce hospitalization and rehabilitation times and, as a result, reduce costs.

Sales and Marketing

In the United States, we currently sell our products through a combination of exclusive independent sales agencies and direct sales representatives employed by us. Importantly, both our direct sales representatives as well as our independent sales agencies are exclusive and sell only NuVasive spine surgery products. Each member of our U.S. sales force is responsible for a defined territory, with our independent sales representatives acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed shareowner or exclusive distributor is made on a territory by territory basis, with a focus on the candidate who brings the best skills and experience. Currently, the split between directly-employed and independent sales agents in our sales force is roughly equal. Outside the United States, we currently sell our products through a combination of exclusive distributors and direct sales representatives employed by us.

The transition to an exclusive sales force has been a very positive contributor to our growth in sales. There are many reasons that we believe strongly in an exclusive sales force, none more important than having a sales force that is properly trained and incentivized to sell and represent only our portfolio of products.

Our global sales force is managed by three Executive Vice Presidents managing the following territories: Asia Pacific, EMEA (Europe, Middle East and Africa) and the Americas. The Executive Vice President of the Americas manages four Area Vice Presidents. Each Area Vice President is responsible for a portion of the United States and manages the directly-employed and independent sales agents engaged in that territory. Outside of the United States, the Executive Vice Presidents manage directly-employed sales agents and independent distributors in that territory.

Surgeon Training and Education

NuVasive devotes significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our complimentary instruments and implants. We maintain a state-of-the-art cadaver operating theatre and training facility at our corporate headquarters to help promote adoption of our products. Currently, we are training approximately 400 to 500 surgeons annually in the XLIF technique and our other MAS platform products including: NeuroVision, MaXcess and specialized implants. NuVasive has also helped to establish SOLAS®, the Society of Lateral Access Surgery, a group of spine surgeons dedicated to the development and expanded application of lateral spine surgery techniques that offer significant patient benefits and improved clinical outcome through peer-to-peer communication, clinical education efforts, and research. The number of surgeons trained annually includes first-time surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs.

Manufacturing and Supply

We rely on third parties for the manufacture of our products, their components and servicing. We currently maintain alternative manufacturing sources for some components of NeuroVision, MaXcess, and SpheRx, as well as some of our other finished goods products. We have and are in the process of identifying and qualifying additional suppliers for our highest volume products to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification and corrective action program intended to ensure that all product requirements are met or exceeded. We believe these manufacturing relationships minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of spine surgery products.

Following the receipt of products or product components from our third-party manufacturers, we conduct inspection, packaging and labeling, as needed, at either our headquarters facility or our distribution facility. Under our existing contracts, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications. In the future, we may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it appropriate to do so.

We currently rely on Tissue Banks International, Inc. and AlloSource, Inc. as our only suppliers of allograft tissue implants. AlloSource is also our exclusive supplier of Osteocel, which is processed from allograft and was acquired from Osiris Therapeutics, Inc. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable to compliance with FDA regulation, state requirements, as well as voluntary industry standards such as the American Association of Tissue Banks, or AATB.

We acquired NeoDisc, an investigational cervical disc replacement device, from Pearsalls Limited. NeoDisc is currently the subject of a clinical trial, and our supply of the product comes solely from Pearsalls Limited.

We acquired rights to FormaGraft, a ceramic/collagen bone graft matrix used to promote spinal fusion, from Radius Medical, LLC. Our supply of the product comes solely from Maxigen Biotech.

We acquired PCM, a motion preserving total disc replacement device, through our acquisition of Cervitech, Inc. Our supply of the product comes solely from Waldemar Link GmbH & Co. KG, a company that was affiliated with Cervitech prior to the acquisition. We are in the process of establishing alternate suppliers.

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

Loaned Instrument Sets

We seek to deliver surgical instrument sets, including our NeuroVision systems, just in time to fulfill our customer obligations to meet surgery schedules. We do not receive separate economic value specific to the loaned instrument sets from the surgeons or hospitals that utilize them. In most cases, once the surgery is finished, the instrument sets are returned to us and we prepare them for shipment to meet future surgeries. This strategy minimizes backlogs, while increasing asset turns and maximizing cash flow. Our pool of surgical equipment that we loan to or place with hospitals continues to increase as we expand our distribution channels and increase market penetration of our products. These loaned instrument sets are important to the growth of our business and we anticipate additional investments in our loaner assets.

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

Patents

As of December 31, 2009, we had 66 issued U.S. patents, 45 foreign national patents, and 272 pending patent applications, including 210 U.S. applications, 8 international (PCT) applications and 54 foreign national applications. Our issued and pending patents cover, among other things:

•	MAS surgical access and spine systems;

•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, navigated guidance, and surgical access systems;

•	Implants and related instrumentation and targeting systems;

•	Biologics, including Osteocel and Formagraft; and

•	Motion preservation products.

Our issued patents begin to expire in 2018. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

We have undertaken to protect our neurophysiology platform, including the NeuroVision nerve monitoring system, through a comprehensive strategy covering various important aspects of our neurophysiology-enabled instrumentation, including, screw test, navigated guidance, surgical access and related methodology. Our NeuroVision patent portfolio includes 15 issued U.S. patents, 48 U.S. patent applications (including 45 U.S. utility patent applications, 2 U.S. provisional applications, and 1 U.S. design application), 12 issued foreign national patents, 2 international (PCT) patent applications, and 25 foreign national applications on this system and related instrumentation.

We have also undertaken to protect our XLIF surgical technique franchise, including methodology, implants, and systems used during XLIF procedures. Our XLIF patent portfolio includes 56 U.S. utility patent applications, 7 U.S. provisional patent applications, 1 international (PCT) patent application, and 17 foreign national patent applications covering various additional aspects of XLIF methodology, implants, and systems.

Our biologics IP portfolio includes 4 U.S. patent applications, 2 foreign applications, and 1 International Application (PCT) owned outright by NuVasive. It also includes 4 U.S. patents and 4 foreign patents exclusively licensed from Osiris Therapeutics.

We acquired a substantial intellectual property portfolio as part of our purchase of Cervitech, Inc. This portfolio includes 9 issued U.S. patents, 18 U.S. applications, 167 issued foreign national patents, 1 international (PCT) application, and 182 foreign national applications, directed at the PCM cervical arthroplasty system and related technologies.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors. As the number of entrants into our market increases, the possibility of future patent infringement claim against us grows. While we take extensive efforts to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by patents held by our competitors. There are numerous risks associated with our intellectual property. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Trademarks

As of December 31, 2009, we had 84 trademark registrations, both domestic and foreign, including the following U.S. trademarks: NuVasive, NeuroVision, MAS, MaXcess, XLIF, SpheRx, DBR, CoRoent, SmartPlate, Creative Spine Technology, Triad, InStim, NeoDisc, ExtenSure, FormaGraft, Osteocel, Nerve Avoidance Leader, Absolute Responsiveness, Affix, Gradient Plus, Halo, SOLAS, VuePoint, XL TDR and XLP. We also had 46 trademark applications pending, both domestic and foreign, including the following trademarks: ExtenSure, Embrace, Embody, ILIF, Magnitude, M5, NVM5, Acuity, Armada, Attrax, The Better Way Back, and Leverage.

Competition

We are aware of a number of major medical device companies that have developed or plan to develop products for use in surgical alternatives with less tissue disruption in each of our current and future product categories.

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

Our NeuroVision system competes with the conventional nerve monitoring systems offered by Medtronic Sofamor Danek (Medtronic), Cadwell, and Nicolet Biomedical. We believe our system competes favorably with these systems on ease of use for the spine surgeon, with the added advantage that our NeuroVision System was designed to support surgeon directed applications with automated, real-time information. Medtronic’s NIM-Eclipse neuromonitoring system, acquired from Axon, while surgeon directed, requires manual interpretation for neuromonitoring. Several companies offer products that compete with our MaXcess system, SpheRx pedicle screw system and implants, including competitive offerings by DePuy Spine, Inc. (Depuy), a Johnson & Johnson company, Medtronic and Stryker Spine.

Competition is intense in the fusion product market. We believe that our most significant competitors are Medtronic, DePuy, Stryker Spine and Synthes, Inc., each of which has substantially greater sales and financial resources than we do. Medtronic, in particular, has a broad classic fusion product line. We believe our differentiation in the market is an innovative portfolio of products elegantly delivered through our MaXcess system, as well as through our XLIF approach, complemented by additional innovative and pull-though products along the entirety of the spine. However, with the introduction of competing lateral techniques, such as Medtronic’s DLIF, we face more competition in the market.

Competition in the motion preservation segment is increasing, with Medtronic, DePuy, Stryker Spine and Synthes, Inc. all investing in this rapidly growing market. In the cervical total disc replacement (TDR) segment, our PCM and NeoDisc, currently in clinical trials, if approved, will face competition from several products that received FDA approval in 2007 including Medtronic’s Prestige and Bryan TDRs as well as Synthes, Inc.’s ProDisc TDR.

While our acquisition of Osteocel and our investment in Progentix Orthobiology, B.V. provide us with additional products to compete in the biologics market, competition is increasing. In addition to our larger competitors, which are investing in their biologics platforms, we face competition from smaller orthobiologics companies such as Orthovita and Osteotech.

We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specified markets, include Globus Medical, Inc., Zimmer Spine, Orthofix International N.V. (Blackstone Medical, Inc.), Biomet EBI/Spine, Alphatec Spine, Inc., and others.

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

Premarket Approval Pathway

A premarket approval (PMA) application must be submitted if the device cannot be cleared through the 510(k) process. A premarket approval application must be supported by extensive data including, but not limited to, technical information, preclinical data, clinical trial data, manufacturing data and labeling to demonstrate, to the FDA’s satisfaction, the safety and efficacy of the device for its intended use. Once a complete PMA application is submitted, the FDA begins an in-depth review which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMAs or PMA supplements are required for significant modifications to the manufacturing process, labeling or design of a device that is approved through the PMA process. A PMA supplement often require submission of the same type of information as an original PMA application, except that a supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

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

Clinical Trials

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require approval of a submitted application for an IDE to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards. Future clinical trials of our motion preservation designs will likely require that we obtain IDEs from the FDA prior to commencing clinical trials. We have gained IDE approval from the FDA to begin a clinical trial relating to NeoDisc, our embroidery cervical disc replacement device, and have completed patient enrollment for this trial. We filed with the FDA for IDEs on the mechanical lateral TDR (XL TDR), and were granted an IDE in 2008. Currently, the PCM investigational device is in an FDA-approved clinical trial in the United States with two-year follow-up completed in the fourth quarter of 2009. We anticipate submitting for FDA approval in the first quarter of 2010. Our clinical trials must be conducted in accordance with FDA regulations and other federal regulations concerning human subject protection and privacy and must be publicly registered. The results of our clinical trials may not be sufficient to obtain approval of our product. There are numerous risks associated with conducting such a clinical trial, including the high costs and uncertain outcomes. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

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

To enforce compliance with the federal laws, the U.S. Department of Justice (DOJ) has increased its scrutiny of interactions between healthcare companies and healthcare providers which has led to an unprecedented level of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, the company may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement.

Additionally, the commercial compliance environment is continually evolving in the healthcare industry as some states, including California, Massachusetts and Vermont, mandate implementation of commercial compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. Federal legislation, pursuant to the Physician Payments Sunshine Act of 2009 (Sunshine Act), has been proposed and is moving forward in Congress under the Healthcare Reform Act of 2009. The Sunshine Act would require public disclosure to the federal government of payments to physicians, including in-kind transfers of value such as free gifts or meals. These requirements all provide for penalties for non-compliance. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

The Japanese government in recent years made revisions to the Pharmaceutical Affairs Law (PAL) that made significant changes to the preapproval regulatory systems. These changes have in part, stipulated that in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare (MHLW) certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PAL requirements prior to placing products on the market, Pre-market Submission (Todokede), Pre-market Certification (Ninsho) and Pre-market Approval (Shonin). NuVasive intends to market devices in Japan that will be assessed by both government entities and third party organizations using all three procedures in place for manufacturers. The level of review and time line for medical device approval will depend on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the Pharmaceutical Affairs Law. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices. We will also be pursuing authorizations required by the prefectural government.

Third-Party Reimbursement

We expect that sales volumes and prices of our products will continue to be largely dependent on the availability of reimbursement from third-party payers, such as governmental programs, for example, Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payers, and adequate payment for the resources used.

Physician coding for procedures is established by the American Medical Association (AMA). For coding related to spine surgery, the North American Spine Society (NASS) is the primary liaison to AMA. In July of 2006 NASS established the proper physician coding for the XLIF procedure by declaring it to be encompassed in existing codes that describe an anterolateral approach to the spine. This position was confirmed in a formal statement in January 2010. Hospital coding is established by the Centers for Medicare and Medicaid Services (CMS). XLIF is not currently included in the nomenclature for hospital codes but has been proposed as an additional descriptor of existing codes. CMS’ proposal is slated for review and ratification in 2010. All physician and hospital coding is subject to change which could impact reimbursement and physician practice behavior.

Independent of the coding status, third-party payers may deny coverage based on their own criteria, such as if they feel that a device or procedure is not well established clinically, is not the most cost-effective treatment available, or is used for an unapproved indication. In December 2007, a certain third-party payer, Cigna Healthcare, established a national policy that labels XLIF as experimental or investigational and states that they do not provide reimbursement for the XLIF procedure. Since December 2007, other third-party payers also established similar non-coverage policies, which are both national and local in scope. Such policies are not customarily intended to dictate the practice of medicine or override the judgment of the regional medical directors of a given third-party payer and these policies have not materially impacted our operating results. NuVasive will continue to provide the appropriate resources to patients, physicians, hospitals, and insurers in order to ensure the best in patient care and clarity regarding XLIF reimbursement and work to remove the non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Payment amounts are established by government and private payer programs and are subject to fluctuations which could impact physician practice behavior. Third-party payers are increasingly challenging the prices charged for medical products and services.

In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be accepted by third-party payers, that reimbursement will be available or, if available, that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Particularly in the United States, third-party payers carefully review, and increasingly challenge, the prices charged for procedures and medical products as well as any technology that they, in their own judgment, consider experimental or investigational. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

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

Healthcare Fraud and Abuse

Healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs, such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. For example, the government has enforced the Anti-Kickback Law to reach large settlements with healthcare companies based on sham consultant arrangements with physicians. The majority of states also have anti-kickback laws which establish similar prohibitions. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million and multi-billion dollar settlements in addition to individual criminal convictions. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating health care providers’, suppliers’, and manufacturers’ compliance with the health care billing, coverage and reimbursement rules and fraud and abuse laws.

Shareowners (our employees)

We refer to our employees as shareowners. As of December 31, 2009, we had 665 shareowners, of which 118 were employed in research and development, 21 in regulatory and quality assurance, 236 in general and administrative and operations and 290 in sales and marketing (including 37 international shareowners). In addition to our shareowners, we partner with exclusive independent sales agencies and independent distributors who sell our products in the United States and internationally, respectively. None of our shareowners are represented by a labor union and we believe our shareowner relations are good.

NuVasive Cheetah Gives Back Foundation

NuVasive Cheetah Gives Back Foundationtm is a non-profit organization that has common management with the Company. NuVasive Cheetah Gives Back Foundation is committed to providing innovative medical devices, surgical support, and necessary funds to those in need of life-saving spine surgery around the world and encouraging creativity through the support of the San Diego performing arts community. We are not required to make contributions to NuVasive Cheetah Gives Back Foundation, except for amounts pledged. No amounts were pledged as of December 31, 2009.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the “Commission”). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2009.

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

Risks Related to Our Business and Industry

Certain third-party payers have stated non-coverage decisions concerning our XLIF technology, additional third-party payers may adopt similar policies and such medical reimbursement decisions may negatively impact our ability to sell our complete product portfolio and expand our operations and increase profitability.

Sales of our products will depend on the availability of adequate reimbursement from third-party payers. Healthcare providers, such as hospitals that purchase medical devices for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Likewise, spine surgeons rely primarily on third-party reimbursement for the surgical fees they earn. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures.

Certain third-party payers have stated non-coverage decisions concerning our XLIF technology and implementation of such policies could significantly alter our ability to sell any products that the payers categorize under “XLIF.” Additional payers may also state that our XLIF technology is not covered. The inability to successfully market XLIF due to lack of reimbursement coverage may adversely impact our ability to acquire new physician clients, increase market penetration with existing clients, or retain existing clients across NuVasive product lines.

The XLIF procedure is a significant feature of our Maximum Access Surgery, or MAS, product platform, which is our principal product offering. Lack of XLIF reimbursement coverage may deter physician interest in XLIF, and in turn MAS and the entirety of our product offering. Any such decisions could adversely impact our ability to sell our products.

We also believe that future reimbursement may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance.

Pricing pressure from our competitors may impact our ability to sell our products at prices necessary to expand our operations and increase profitability.

The market for spine surgery products is large and growing at a significant rate. This has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pressure. New entrants to our markets include numerous niche companies with singular product focus, as well as companies owned partially by spine surgeons, who have significant market knowledge and access to the surgeons who use our products. As a result of this increased competition, we believe there will be growing pricing pressure in the near future. If competitive forces drive down the price we are able to charge for our products, our profit margins will shrink, which will hamper our ability to invest in and grow our business and increase profitability.

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

Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with a greater number of spine surgeons, hospitals, other healthcare providers and third-party payers;

•	larger and more well established distribution networks with significant international presence;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining U.S. Food and Drug Administration, or FDA, and other regulatory approvals or clearances for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	greater financial and other resources for product research and development, sales and marketing and litigation.

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

Our future success depends on our strategy of obsoleting our own products and our ability to timely acquire, develop and introduce new products or product enhancements that will be accepted by the market.

We have the objective of staying ahead of the spine market by obsoleting our own products with new products and enhancements. It is important to our business that we continue to build upon our product offering to surgeons and hospitals, and enhance the products we currently offer. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully acquire, develop, obtain regulatory approval for or market new products or that any of our future products or enhancements will be accepted by the surgeons who use our products or the payers who financially support many of the procedures performed with our products. Additionally, in our quest to obsolete our products, we must effectively manage our inventory, the demand for new and current product and the regulatory process for new products in order to avoid unintended financial and accounting consequences.

If we do not effectively manage our strategy of obsoleting our products by acquiring or developing new products or product enhancements that we can introduce in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations may suffer.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval in the United States, we will be unable to commercialize these products.

Several investigational devices in our development pipeline, including our NeoDisc cervical disc replacement device, PCM, and, and lateral TDR (XL TDR), will require premarket approval, or PMA, from the FDA. A PMA application must be submitted if the device cannot be cleared through the less rigorous 510(k) process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

As a result, to receive regulatory approval for NeoDisc, PCM, XLTDR or other devices requiring PMA approval, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory approval and, ultimately, the commercialization of that device.

Our NeoDisc, PCM, and XLTDR devices are currently the subject of an Investigational Device Exemption clinical study. There is no assurance that these devices will be approved for sale in the United States by the FDA. The clinical study may prove that the device does not provide the intended benefit or that there are unintended negative side effects of the device that make it unsafe or not effective. In addition, the NeoDisc device includes embroidery technology, which has not been thoroughly studied for use as permanent implants in the spine. Any failure or delay in obtaining regulatory approval for these devices will hamper our ability to commercialize the device in the United States.

If our acquisitions are unsuccessful, our business may be harmed.

As part of our business strategy, we have acquired companies, technologies and product lines to maintain our objectives of developing or acquiring innovative technologies. Acquisitions involve numerous risks, including the following:

•	the possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges;

•	difficulties in integration of the operations, technologies, and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business;

•	the assumption of certain known and unknown liabilities of the acquired companies; and

•	difficulties in retaining key relationships with shareowners (employees), customers, partners and suppliers of the acquired company.

Any of these factors could have a negative impact on our business, results of operations or financing position. Specifically, our Osteocel acquisition is the largest acquisition we have ever completed, with a total acquisition price of $85 million. If we failed to properly value that business, or fail to generate expected revenues or profits from operation of that business, our results of operations will suffer. Additionally, our investment in Progentix Orthobiology B.V., a private company working to develop a novel synthetic biologic, includes options and obligations to buy Progentix Orthobiology B.V. over time as development milestones are achieved. If the Progentix products are not commercially successful or unable to meet expected commercial success, but certain development milestones are achieved, we may be obligated to purchase Progentix Orthobiology B.V. at a price greater than the value of the company.

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

We rely on third-party suppliers and manufacturers to supply and manufacture our products. To be successful, our contract manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. If we are unable to obtain sufficient quantities of high quality components to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.

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

Invibio, Inc. is our exclusive supplier of polyetheretherketone, which comprises our PEEK partial vertebral body product called CoRoent®. We have a supply agreement with Invibio, pursuant to which we have agreed to purchase our entire supply of polyetheretherketone for our current product lines from Invibio. We also have an exclusive supply arrangement with Delphi Corporation (Delphi) pursuant to which Delphi is our exclusive supplier of NeuroVision® systems. In the event we experience delays, shortages, or stoppages of supply with either supplier, we would be forced to locate a suitable alternative supplier which could take significant time and result in significant expense. Any inability to meet our customers’ demands for these products could lead to decreased sales and harm our reputation and result in the loss of customers to our competitors, which could cause the market price of our common stock to decline.

Maxigen Biotech, Inc., or MBI, is our exclusive supplier of our FormaGraft® product. We are party to a supply agreement with MBI, pursuant to which we have agreed to purchase our entire supply of FormaGraft from MBI. We may require that MBI significantly expand its manufacturing capacity to meet our potential forecasted needs, and no assurance can be given that MBI will be able to meet our requirements. If we experience difficulties in dealing with MBI we may not be able to secure an adequate source of supply of FormaGraft, which could adversely affect our operational results.

We acquired PCM, a motion preserving total disc replacement device, through our acquisition of Cervitech, Inc. Our supply of the product comes solely from Waldemar Link GmbH & Co. KG, a company that was affiliated with Cervitech prior to the acquisition. We are in the process of determining whether to establish alternate suppliers and there is no assurance that we will be able to establish a new supplier which could adversely affect our operational results.

Further, Tissue Banks International, Inc. and AlloSource, Inc. collectively supply us with all of our allograft implants, and will continue to be our only sources for the foreseeable future. The processing of human tissue into allograft implants is very labor intensive and it is therefore difficult to maintain a steady supply stream. AlloSource is also our exclusive supplier of Osteocel, which is processed from allograft and was acquired from Osiris Therapeutics, Inc. Allograft, which is donated human tissue, is a supply-constrained material and there is ongoing risk that there will be insufficient supply to produce the necessary quantity of Osteocel and our other allograft products. In addition, due to seasonal changes in mortality rates, some scarce tissues used for our allograft products are at times in particularly short supply. Allograft also carries with it the possibility of disease transmission, which could result in negative patient outcomes and negative publicity for us. We cannot be certain that our supply of allograft from Tissue Banks International and AlloSource, Inc. will be available at current levels or will be sufficient to meet our needs. If we are no longer able to obtain allograft from these sources in amounts sufficient to meet our needs, we may not be able to locate and engage replacement sources of allograft on commercially reasonable terms, if at all. Any interruption of our business caused by the need to locate additional sources of allograft could reduce our revenues.

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

Pursuant to FDA regulations, we can only market our products for cleared or approved uses. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities. Additionally, surgeons use several of our products for unapproved uses. While surgeons are permitted by the FDA to use our products for unapproved uses, there is a heightened risk of an enforcement action by a governmental enforcement authority when surgeons engage in that practice.

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

We obtained clearance to offer almost all of our products that require FDA clearance or approval through the FDA’s 510(k) clearance process. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products; we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products, affect our ability to have sustainable reimbursement for our products from third-party payers, significantly reduce our ability to achieve expected revenues and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to costly product liability litigation.

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

Risks Related to Our Financial Results and Need for Financing

We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our revenues from $38.4 million in 2004, the year of our initial public offering, to $370.3 million in 2009. We anticipate continued growth and have provided guidance related to such growth for 2010. Our ability to achieve the anticipated growth will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues or recent earnings. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-term, operating results may be adversely impacted if we do not achieve our anticipated growth.

The financial crisis and general slowdown of the economy may adversely affect our liquidity and the liquidity of our customers.

At December 31, 2009, we had $65.4 million in cash and cash equivalents and $139.2 million in investments in marketable securities. We have historically invested these amounts in U.S. treasuries and government agencies, corporate debt, money market funds, commercial paper and municipal bonds meeting certain criteria. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy has exacerbated those risks and may affect the value of our current investments and restrict our ability to access the capital markets.

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

Our quarterly operating results are difficult to predict and may fluctuate significantly from period to period, particularly because our sales prospects are uncertain. These fluctuations may also affect our annual operating results and may cause those results to fluctuate unexpectedly from year to year. The level of our revenues and results of operations at any given time will be based primarily on the following factors:

•	our ability to increase sales of our products to hospitals and surgeons;

•	the efficiency of our distribution network to maximize our inventory of products and instruments in order to meet the demands of our customers;

•	our ability to expand and maintain an effective and dedicated sales force;

•	pricing pressure applicable to our products, including adverse third-party reimbursement outcomes;

•	results of clinical research and trials on our existing products and products in development and our ability to obtain FDA approval or clearance;

•	the mix of our products sold and the geographic markets in which our products are sold (i.e., profit margins differ between our products and between different geographic markets, both domestically and internationally);

•	timing of new product launches, acquisitions, licenses or other significant events by us or our competitors;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components and meet our quality requirements;

•	the evolving product offerings of our competitors and the potential introduction of new and competing technologies; and

•	regulatory approvals and legislative and reimbursement policy changes affecting the products we may offer or those of our competitors.

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

In connection with our recent acquisitions, we may be obligated to make payments in the future upon the achievement of certain milestones. We currently have $33.0 million in outstanding potential milestone obligations under our agreement with the shareholders of Cervitech and may be required to make milestone payments upon the completion of certain milestones and purchase the remaining sixty (60) percent of Progentix Orthobiology B.V. for an aggregate amount up to $69 million. The likelihood of those milestones being achieved and the timing of such payments are uncertain and are subject to change over time. If we are required to make those payments, particularly at a time when we are experiencing financial difficulty, our liquidity, financial results and financial condition may be adversely affected.

We expect our operating expenses to continue to increase as we attempt to expand into international markets, which could disrupt our U.S. business operations, present risks not originally contemplated and harm our operating results.

We have invested, and expect to increase our investment for the foreseeable future, in our expansion into international markets. We currently expect that our operating expenses will continue to increase as we expand into international markets. We have only limited experience in expanding into international markets as well as marketing and operating our products and services in such markets. Certain international markets take a lot of time and resources to receive product approvals and clearances to sell and promote products. After we receive the appropriate approvals and clearances, international markets may be slower than domestic markets in adopting our products and are expected to yield lower profit margins when compared to our domestic operations.

Additionally, our international endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset expenses associated with our international strategy, and unidentified issues not discovered in our due diligence. Because expansion into international markets is inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect our financial condition and operating results. Even if our international expansion is successful, our expenses may increase at a greater pace than our revenues and our operating results could be harmed.

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

Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. We may also be subject to negative publicity due to the litigation. Pending or future patent litigation against us or any strategic partners or licensees may force us or any strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or any strategic partners or licensees rights to use its intellectual property, and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if any strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Furthermore, if we are found to infringe patent claims of a third party, we may, among other things, be required to pay damages, including up to treble damages and attorney’s fees and costs, which may be substantial.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Moreover, competitors may challenge our issued patents through the reexamination process (in the U.S.) and/or opposition proceedings (outside the U.S.), such as was done by Medtronic on two of our U.S. patents related to aspects of our XLIF surgical technique. We asserted these patents against Medtronic as part of our ongoing patent litigation. Patent reexamination was granted by the U.S. Patent Office in each case. If the U.S. Patent Office cancels or narrows the claims in these patents, it could prevent or hinder us from being able to enforce them against competitors.

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

In addition, there are numerous proposed changes to the patent laws and rules of the U.S. Patent and Trademark Office which, if enacted, may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. Moreover, Congress is considering several significant changes to the U.S. patent laws, including (among other things) changing from a “first to invent” to a “first inventor to file” system, limiting where a patentee may file a patent suit, requiring the apportionment of patent damages, and creating a post-grant opposition process to challenge patents after they have issued.

In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

In addition, certain product categories, including pedicle screws, have been the subject of significant patent litigation in recent years. Since we sell pedicle screws and recently introduced our SpheRx and Armada pedicle screw systems, any related litigation could harm our business.

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

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, we sell allograft products, derived from cadaver bones, which pose the potential risk of biological contamination. If any such contamination is found to exist, sales of allograft products could decline and our reputation would be harmed.

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

Any claims relating to us making improper payments to physicians for consulting services, or other potential violations of laws or regulations governing interactions between us and healthcare providers, could be time consuming and costly.

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

Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare and Medicaid programs and forfeiture of amounts collected in violation of such prohibitions. From 2007 through 2009, numerous medical device manufacturers have entered into deferred prosecution agreements and corporate integrity agreements with the federal government and paid hundreds of millions of dollars, in aggregate, to the government over allegations that the companies had paid kickbacks to surgeons to reward and incentivize use of their surgical implant products. In addition, the government has indicted and prosecuted employees of companies for their alleged involvement in kickback arrangements. Furthermore, the majority of states in which we market our products have similar anti-kickback laws, imposing substantial penalties for violations. To enforce compliance with federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of the interactions between healthcare companies and healthcare providers, which has led to an unprecedented level of investigations and settlements in the healthcare industry. Dealing with DOJ investigations can be time- and resource-consuming. Additionally, if a healthcare company settles an investigation with the DOJ, or other law enforcement agencies, it may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Further, the commercial compliance environment is continually evolving in the healthcare industry with certain states mandating implementation of commercial compliance programs and disclosure requirements while similar legislation has been proposed and is proceeding on the federal level in the form of the Physician Payment Sunshine Act.

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

The market price of our common stock is likely to be volatile and may fluctuate substantially. For example, the closing price for our stock on the last day of the past four quarters was: $31.38 on March 31, 2009; $44.60 on June 30, 2009; $41.76 on September 30, 2009; and $31.98 on December 31, 2009. Fluctuation in the stock price may occur due to many factors, including:

•	general market conditions and other factors (such as the effect the financial crisis is having on stock markets as a whole), including factors unrelated to our operating performance or the operating performance of our competitors;

•	volume and timing of orders for our products;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	disputes or other developments with respect to intellectual property rights or other potential legal actions;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

•	quarterly variations in our or our competitor’s results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	announcements of technological or medical innovations for the treatment of spine pathology;

•	changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;

•	the acquisition or divestiture of businesses, products, assets or technology;

•	litigation, including intellectual property litigation;

•	announcements of actions by the FDA or other regulatory agencies; and

•	changes in earnings estimates or recommendations by securities analysts.

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

Our current corporate headquarters are located in San Diego, California. We lease approximately 202,000 square feet in San Diego, with approximately 62,000 square feet leased through August 2012 and an additional 140,000 square feet leased to us until August 2023. Under a master lease agreement relating to the 140,000 square foot facility, through options to acquire additional space in the project and to require the construction of an additional building on the campus, we have facility expansion rights to an aggregate of more than 300,000 leased square feet. In 2006, we purchased an approximately 100,000 square foot building in Memphis, Tennessee that we use as our primary distribution and warehouse facility.

Item 3.	Legal Proceedings.

We have been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege the following causes of action: (i) breach of fiduciary duty; (ii) negligence;

(iii) fraud; (iv) negligent misrepresentation; (v) negligent infliction of emotional distress; (vi) intentional infliction of emotional distress; (vii) intentional interference with human remains; (viii) negligent interference with human remains; (ix) violation of California Business and Professions Code Section 17200; and (x) injunctive and declaratory relief. We had been dismissed from these lawsuits by the trial court but the decision was appealed and in July 2008, the appellate court reversed the trial court’s decision to dismiss us from these lawsuits. We have appealed this decision, the appellate court has heard our appeal and we are currently awaiting the decision of the Court.

Although the outcome of this lawsuit cannot be determined with certainty, we believe that we acted within the relevant law in procuring the cadavers for our clinical research and intend to vigorously defend ourselves against the claims contained in the complaint.

As reported by us previously, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic), on August 18, 2008, filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of NuVasive’s products or methods, including the XLIF procedure, infringe, or contribute to the infringement of, twelve U.S. patents: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic (Medtronic Patents). Medtronic is seeking unspecified monetary damages and a court injunction against future infringement by NuVasive. NuVasive has answered the complaint denying the allegations, and filed counterclaims seeking dismissal of Medtronic’s complaint and a declaration that NuVasive has not infringed and currently does not infringe any valid claim of the Medtronic Patents. Additionally, NuVasive has made counterclaims against Medtronic seeking the following relief: (i) Medtronic being permanently enjoined from charging that NuVasive has infringed or is infringing the Medtronic Patents; (ii) a declaration that the Medtronic Patents are invalid; (iii) a declaration that the 5,860,973 and 5,772,661 patents are unenforceable due to inequitable conduct; and (iv) costs and reasonable attorneys’ fees.

NuVasive filed an amended counterclaim on September 4, 2009, alleging that NuVasive’s U.S. Patent Nos. 7,207,949; 7,582,058; and 7,470,236 are being infringed by Medtronic’s NIM-Eclipse System and accessories and Quadrant products, and DLIF (Direct Lateral Interbody Fusion) surgical technique. Medtronic, on June 23, 2009, filed a request for inter partes reexamination with the Patent Office on NuVasive’s U.S. Patent No. 7,207,949. On October 14, 2009, Medtronic filed a request for inter partes reexamination on NuVasive’s U.S. Patent No. 7,582,058. The Patent Office granted both requests and issued rejections of the claims. Both reexaminations are pending.

Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the initial phase of the case includes three Medtronic patents and one NuVasive patent. This initial phase of the case is in a discovery phase. A full schedule for the initial phase of the lawsuit, including a trial date for the patents included in the initial phase of the lawsuit, has not yet been set by the Court.

On September 25, 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP is seeking cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s valuation of the “NeuroVision” mark. NuVasive intends to vigorously pursue defense of the claims, and on November 23, 2009, denied the allegations in the NMP’s complaint and filed a counterclaim against NMP for unfair competition and declaratory relief. The case is pending in the United States District Court and is in the early stages of the proceedings. An order establishing a schedule for the case is expected in the middle of 2010.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the quarter ended December 31, 2009.

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

	High	Low

2008:
First Quarter	$43.85	$31.17
Second Quarter	46.06	34.48
Third Quarter	58.88	42.88
Fourth Quarter	51.17	29.27
2009:
First Quarter	$39.95	$24.17
Second Quarter	45.06	28.39
Third Quarter	45.01	38.25
Fourth Quarter	44.08	27.45

We had approximately 146 stockholders of record as of January 31, 2010. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we did not issue any securities that were not registered under the Securities Act of 1933, except as disclosed in previous filings with the Commission.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data (through December 31, 2009) for the Company’s common stock since May 13, 2004 (the date on which the Company’s common stock was first registered under Section 12 of the Exchange Act) to the cumulative return over such period of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. The graph assumes that $100 was invested on the date on which the Company completed the initial public offering of its common stock, in the common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in the Common Stock of the Company at the price to which such stock was first offered to the public by the Company on the date of its initial public offering. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG NUVASIVE, INC.,
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Operations Data:
Total revenues	$370,340	$250,082	$154,290	$98,091	$62,606
Gross profit (1)(2)	309,230	211,074	130,522	81,954	52,053
Total operating expenses (1)(2)	297,913	238,934	147,774	136,180	83,547
Consolidated net income (loss) (3)	4,437	(27,528)	(11,265)	(47,910)	(30,339)
Net income (loss) attributable to NuVasive, Inc.	5,808	(27,528)	(11,265)	(47,910)	(30,339)
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.16	$(0.77)	$(0.32)	$(1.47)	$(1.24)
Diluted	$0.15	$(0.77)	$(0.32)	$(1.47)	$(1.24)

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$204,660	$223,361	$89,698	$117,402	$19,490
Working capital	262,355	256,491	118,188	136,236	32,829
Total assets	653,764	487,406	225,687	196,184	71,490
Convertible senior notes	230,000	230,000	—	—	—
Other long-term liabilities	59,166	24,288	1,119	1,399	1,665
Noncontrolling interests	13,629	—	—	—	—
Total stockholders’ equity	296,222	187,631	196,578	176,303	58,136

(1)	Expenses incurred for royalties have been reclassified from sales, marketing and administrative expense to cost of goods sold. Royalty expense was $8.7 million, $6.5 million, $5.2 million, $3.0 million and $1.2 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Expenses incurred for depreciation of loaned instrument sets have been reclassified from cost of goods sold to sales, marketing and administrative expense. Depreciation expense for loaned instrument sets was $18.2 million, $11.8 million, $8.8 million, $5.9 million and $3.0 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(3)	Consolidated net income (loss) for the year ended December 31, 2009 includes the results of Progentix Orthobiology, B.V., a variable interest entity which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, a market estimated to exceed $5.1 billion in the United States in 2010. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of biologics, cervical and motion preservation products. In the spine surgery market, our currently-marketed products are primarily used to enable access to the spine and to perform restorative and fusion procedures. We focus significant research and development efforts to expand our MAS product platform, advance the applications of our unique technology to additional procedures and develop motion preserving products such as our total disc replacement products. We dedicate significant resources to our sales and marketing efforts, including training spine surgeons on our unique technology and products. Currently, we are training approximately 400 to 500 surgeons annually, which includes surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs.

Our MAS platform combines four categories of our product offerings:

•	NeuroVision® — a proprietary software-driven nerve avoidance system;

•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine;

•	Biologics — includes our FormaGraft® and Osteocel® line of products; and

•	Specialized implants — includes our SpheRx® and Armadatm pedicle screw systems, CoRoent® suite of implants, and several fixation systems.

Our MAS platform, with the unique advantages provided by NeuroVision, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visibility and our NeuroVision system allows surgeons to avoid critical nerves. Certain insurance providers have stated a policy of not providing reimbursement for the XLIF procedure. NuVasive cannot offer definitive time frames nor final outcomes regarding reversal of the non-coverage policies, as the process is dictated by third-party insurance providers. To date, these policies have not materially impacted our operating results.

In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent implants, as well as cervical plating and posterior fixation products. In 2009, we acquired Cervitech® Inc. (Cervitech), a company focused on clinical approval of the PCM cervical disc system, a motion preserving total disc replacement device. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. Currently, the PCM investigational device has reached the two-year follow-up end point in its FDA-approved clinical trial in the United States. Approval, if obtained, will further strengthen our cervical product offering and will enable us to continue our trend of increasing our market share. Our biologic offering includes FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion.

In 2009 we purchased forty percent (40%) of the capital stock of Progentix Orthobiology, B.V. (Progentix), a company organized under the laws of the Netherlands, from existing shareholders for $10 million in cash (the Initial Investment). Progentix has as its objective the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix wishes to further extend the existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology.

We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion.

At December 31, 2009, we had an accumulated deficit of $189.7 million.

Revenues.  The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. We loan our NeuroVision systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, we place NeuroVision, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. Our implants and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We recognize revenue for disposables or implants used upon receiving acknowledgement of a purchase order from the hospital indicating product use or implantation. In addition, we sell an immaterial number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.

Sales and Marketing.  Through 2009, substantially all of our operations are located in the United States and substantially all of our sales to date have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and our own directly employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion of international sales efforts with the focus on both European and Asian markets. Our international sales force is made up of a combination of independent distributors and direct sales personnel.

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

Revenue Recognition.  We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon acknowledgement of a purchase order from the hospital indicating product use or implantation or upon shipment to third party customers who immediately accept title. Revenue from the sale of our instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Allowance for Doubtful Accounts and Sales Return Reserve.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers and in the economy in general. As a result of this review, the allowance is adjusted on a specific identification basis. An increase to the allowance for doubtful accounts results in a corresponding charge to sales, marketing and administrative expense. We maintain a relatively large customer base that mitigates the risk of concentration with any one particular customer. However, if the overall condition of the healthcare industry were to deteriorate, or if the historical data used to calculate the allowance provided for doubtful accounts does not accurately reflect our customer’s future failure to pay outstanding receivables, significant additional allowances could be required.

In addition, we establish a reserve for estimated sales returns that is recorded as a reduction to revenue. This reserve is maintained to account for future return of products sold in the current period. This reserve is reviewed quarterly and is estimated based on an analysis of our historical experience related to product returns.

Excess and Obsolete Inventory.  We provide an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft products have shelf lives ranging from two to four years and are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of disposables and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of goods sold.

A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to sale or to the end of their anticipated useful lives. If we introduce new products or next-generation products, we may be required to dispose of existing inventory prior to the end of their estimated useful life and/or write off the value or accelerate the depreciation of the capital instruments.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, history of earnings, and reliability of forecasting. At December 31, 2009, we have maintained a valuation allowance equal to substantially all of the U.S. deferred tax assets as we concluded we are not able to meet the “more likely than not” future realization threshold required.

At December 31, 2009, we have federal and state net operating loss carryforwards of approximately $115.0 million and $74.0 million, respectively. The federal and state loss carryforwards begin to expire in 2017 and in the year prescribed by state statute, respectively, unless previously utilized. At December 31, 2009, we have federal and state research and development tax credit carryforwards of $2.2 million and $2.1 million, respectively. The federal research and development tax credits begin to expire in 2017 unless previously utilized and the state tax credits carry forward indefinitely.

Valuation of Stock-Based Compensation.  The estimated fair value of share-based awards exchanged for shareowner (employee) and non-employee director services are expensed over the requisite service period. Option awards issued to non-employees (excluding non-employee directors) are recorded at their fair value as determined in accordance with authoritative guidance, and are periodically revalued as the options vest and are recognized as expense over the related service period.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts.

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made.

Valuation of Goodwill and Intangible Assets.  Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. Our intangible assets are comprised primarily of acquired technology, in-process research and development, manufacturing know-how, licensed technology, supply agreements and trade names and trademarks. We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations and asset acquisitions.

The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and IPR&D are not amortized. The value and useful lives assigned to other acquired intangible assets impact future amortization.

Authoritative guidance requires that goodwill and intangible assets with indefinite lives be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill and intangible assets with indefinite lives, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. We performed our annual test of goodwill during the fourth quarter of 2009, and have determined there has been no impairment of goodwill or intangible assets with indefinite lives through December 31, 2009.

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, trademarks and trade names, customer relationships and agreements, manufacturing know-how and other intangibles and are amortized on a straight-line basis over their estimated useful lives of two to 20 years. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. Any such impairment charge could be significant and could have a material adverse effect on our reported financial results. We have not recognized any impairment charges on our intangible assets through December 31, 2009.

Property and Equipment.  Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives. We depreciate the instrument sets that we loan to or place with hospitals over an estimated useful life of three years. If we introduce new products or next-generation products, we may be required to dispose of loaned instrument sets prior to the end of their estimated useful life and/or write off the value or accelerate the depreciation of the these assets. Maintenance and repairs on all property and equipment are expensed as incurred.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our consolidated financial statements and notes thereto included in this report, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Revenue

	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Revenue	$370,340	$250,082	$154,290	$120,258	48%	$95,792	62%

Revenues have increased over time due primarily to continued market acceptance of our products within our MAS platform, including NeuroVision and MaXcess disposables, and our specialized implants such as our XLPtm lateral plate, SpheRx® pedicle screw systems, and CoRoent® suite of products. The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions has contributed to revenue growth in each year. We expect revenue to continue to increase, which can be attributed to the continued adoption of our XLIF procedure and deeper penetration into existing accounts as our sales force executes on the strategy of selling the full mix of our products. In addition, the expansion of our biologics offering, including Osteocel, acquired in July 2008, other strategic business and asset acquisitions and new product introductions are expected to lead to continued revenue growth.

Cost of Goods Sold, excludes amortization of purchased technology

	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Cost of Goods Sold	$61,110	$39,008	$23,768	$22,102	57%	$15,240	64%
% of total revenue	17%	16%	15%

Cost of goods sold consists of costs of purchased goods and royalty expense.

Cost of goods sold as a percentage of revenue increased slightly in 2009 over 2008, primarily driven by the mix shift in total revenues represented by our biologic product line that have a lower margin relative to other product lines. The increase in cost of goods sold in total dollars in 2009 compared to 2008 and in 2008 compared to 2007 resulted primarily from increased material costs of $19.9 million and $13.9 million, respectively, associated with higher revenues in each year. We expect cost of goods sold, as a percentage of revenue, to remain relatively consistent for the foreseeable future.

Consistent with our philosophy of continual product innovation and obsoleting our own products, we have launched several new products and enhancements over the last few years. In connection with the product launches, certain implants were rendered obsolete. As a result, we incurred additional expenses of $873,000, $119,000 and $461,000 in 2009, 2008 and 2007, respectively, related to inventory rendered obsolete. This expense is included in cost of goods sold in the accompanying consolidated statement of operations for the respective years.

Operating Expenses

Sales, Marketing and Administrative

	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Sales, Marketing and Administrative	$254,997	$189,126	$121,676	$65,871	35%	$67,450	55%
% of total revenue	69%	76%	79%

Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for personnel engaged in sales, marketing and customer support functions; distributor commissions; depreciation expense for loaned instrument sets used in surgeries; shipping costs; surgeon training costs; shareowner (employee) related expenses for our administrative functions; and third-party professional service fees.

The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including expenses that fluctuate with sales and expenses associated with investments in our infrastructure and headcount growth.

Increases in costs based on revenue, such as sales force compensation and other direct costs related to the sales force, and shipping costs were $31.2 million, $17.1 million, and $10.5 million in 2009, 2008 and 2007, respectively, compared to the prior years. The increases are consistent with our increased revenue growth of approximately 48% in 2009 as compared to 2008 and 62% percent in 2008 as compared to 2007; and an overall increase in sales force headcount of approximately 42% in 2009 compared to 2008 and 26% in 2008 as compared to 2007. Total costs related to our sales force, as a percent of revenue, were 30.0%, 31.3%, and 33.4% in 2009, 2008, and 2007, respectively.

We also experienced increased costs as a result of overall company growth and headcount additions in our marketing and administrative support functions. Our marketing and administrative headcount increased over 35% during 2009. Marketing and administrative compensation and personnel costs increased $17.5 million and $19.6 million in 2009 and 2008, respectively, compared to the prior years. Depreciation expense related to our loaned instrument sets increased $6.4 million and $3.0 million in 2009 and 2008, respectively, as compared to previous years, due to higher capital levels of instrument sets used in surgeries. Equipment and computer expenses increased by $3.1 million and $2.1 million in 2009 and 2008, respectively, compared to the same periods in prior years, primarily as a result of headcount growth and increased costs to support the increasing number of shareowners (employees). Stock-based compensation increased $1.7 million and $6.4 million in 2009 and 2008, respectively, compared to the prior years. The increase in 2009 as compared to 2008 and 2008 as compared to 2007 is primarily related to an increase in the number of option grants due to increased headcount year over year for all years presented and valuation-related changes for all options granted, most significantly, the market value of our common stock.

During the first quarter of 2009, we adopted the Financial Accounting Standard Board’s (FASB) revised authoritative guidance for business combinations, which requires that acquisition related costs be expensed in the period in which the costs are incurred. This differs from previous accounting treatment in that the acquisition related expenses were included as part of the purchase price of the acquired company. We incurred approximately $2.4 million in acquisition related costs in connection with our investment in Progentix and acquisition of Cervitech in 2009 with no comparable expense during the same periods in 2008 or 2007.

As previously disclosed, in 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed an intellectual property suit against us. As a result of the litigation, our sales, marketing and administrative expenses increased $3.1 million and $1.5 million during 2009 and 2008, respectively.

The increases in costs discussed above were offset by decreases in costs for 2009 compared to the same period in 2008, related to charges totaling $7.4 million for vacating the Company’s previous corporate headquarters and incremental transition costs related to our ERP system which were recorded in 2008. In August 2008, we relocated our corporate headquarters to a two-building campus style complex in San Diego. In connection with vacating our former corporate headquarters, we recorded a charge of approximately $4.8 million to sales, marketing, and administrative expenses for lease termination costs and other related items. In addition, during 2008, we incurred non-capitalizable expenses totaling $2.6 million related to the implementation of our new ERP system which was completed in the third quarter of 2008. During the third quarter of 2009, due to continued growth, we decided to reoccupy the former corporate headquarters facility. Accordingly, in 2009, the remaining liability related to lease termination costs of $2.0 million was reversed and is recorded as a reduction of sales, marketing, and administrative expenses for the year ended December 31, 2009.

On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease over time.

Research and Development

	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Research and Development	$37,581	$25,943	$24,581	$11,638	45%	$1,362	6%
% of total revenue	10%	10%	16%

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner (employee) related expenses.

In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, expanded our offering of cervical products, and marked our entrance into the growing motion preservation market. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications, which are currently in different phases of clinical trials and related studies. We anticipate continuing to incur costs related to such clinical trials and studies through at least 2011.

The increases in research and development costs in 2009 compared to 2008 and in 2008 compared to 2007 are primarily due to increases in compensation and other shareowner related expenses of $5.3 million and $3.1 million in 2009 and 2008, respectively, primarily due to increased headcount to support our product development and enhancement efforts, including an increase in stock based compensation of $1.1 million in 2009 as compared to 2008, and increased expenses related to ongoing clinical trial and other research activities of $4.0 million in 2009 as compared to 2008, including $2.4 million in research expenses related to our investment in Progentix Orthobiology. These increases are offset by decreased clinical trial and related study costs of $0.6 million in 2008 compared to 2007 due in part to the NeoDisc® trial becoming fully enrolled during August 2008, with no comparable costs for NeoDisc in 2009.

We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development activities and planned clinical trial activities.

Amortization of Intangible Assets

	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Amortization of intangible assets	$5,335	$2,989	$1,517	$2,346	79%	$1,472	97%
% of total revenue	1%	1%	1%

Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. The increase in amortization expense in 2009 compared to 2008 and in 2008 compared to 2007 is due to the increased acquisition activity undertaken in 2008 and 2009.

We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences upon it reaching technological feasibility.

In-Process Research and Development

During 2008, we recorded in-process research and development (IPR&D) charges of $20.9 million related to the acquisitions of pedicle screw technology and Osteocel. As of the date of the acquisitions, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the research and development in-process had no alternative future uses. Accordingly, the amounts were charged to expense on the acquisition dates in accordance with the authoritative guidance in effect on the dates of acquisition.

During the first quarter of 2009, we adopted the FASB’s revised authoritative guidance for business combinations, which is applied prospectively for all new business acquisitions entered into after January 1, 2009 and provides that IPR&D acquired is no longer charged to expense on the acquisition date, but rather recorded as an asset on the balance sheet. Amounts recorded as IPR&D beginning after January 1, 2009, will begin being amortized upon first sales of the product over the estimated useful life of the technology. As of December 31, 2009, we have recorded approximately $46.0 million on our balance sheet related to IPR&D in conjunction with our investment in Progentix and acquisition of Cervitech as further development is required and regulatory approval has not been obtained. In accordance with authoritative guidance, as the technology has not yet been proven, the amortization of the acquired IPR&D has not begun. Currently, the PCM investigational device acquired from Cervitech, which represents approximately $34.8 million of the $46.0 million total capitalized IPR&D, has reached the two-year follow-up end point in its FDA approved clinical trial in the United States. We anticipate submitting for FDA approval in the first quarter of 2010.

Interest and Other Income (Expense), Net

	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Interest income	$1,507	$5,599	$5,216
Interest expense	(7,116)	(5,571)	(1)
Other income, net	461	304	772

Total interest and other income (expense), net	$(5,148)	$332	$5,987	$(5,480)	(1651)%	$(5,655)	(94)%
% of total revenue	(1)%	—%	4%

Interest and other income (expense), net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s convertible debt financing signed in March 2008. The net change in these amounts in the years presented is principally due to (i) an increase in interest expense of $1.3 million and $5.4 million in 2009 and 2008, respectively, related to the convertible debt offering due to having a full year of interest expense in the 2009 period as compared to only a partial year during the same 2008 period; and (ii) lower average balances in marketable securities in 2009, coupled with lower interest rates, resulting in a decrease of $4.1 million in interest income in 2009 as compared to 2008.

Stock-Based Compensation

The compensation expense that has been included in the statement of operations for all share-based compensation arrangements was as follows:

	Year Ended December 31,			2008 to 2009		2007 to 2008
	2009	2008	2007	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)

Stock-Based Compensation
Sales, Marketing & Administrative	$19,549	$17,837	$11,404	$1,712	10%	$6,433	56%
Research & Development	4,244	3,110	2,217	1,134	37%	893	40%

Total Stock-Based Compensation	$23,793	$20,947	$13,621	$2,846	14%	$7,326	54%

% of total revenue	6%	8%	9%

Stock-based compensation related to stock options is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The increase in stock-based compensation in 2009 of approximately $2.8 million as compared to 2008 and $7.3 million in 2008 as compared 2007, can be attributed to an increase in number of option grants due to increased headcount year over year for all years presented and changes in valuation assumptions utilized in the Black-Scholes option pricing model, most significantly, the market value of our common stock. In addition, during 2009, we began granting restricted stock units (RSUs) which tend to have higher associated stock-based compensation expense as they are valued at the full market price on the day of grant.

As of December 31, 2009, there was $13.5 million and $6.1 million of unrecognized compensation expense for stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.1 years and 3.3 years, respectively. In addition, as of December 31, 2009, there was $2.4 million of unrecognized compensation expense for shares expected to be issued under the Employee Stock Purchase Plan which is expected to be recognized through October 2011.

Business Combinations and Asset Acquisitions

Investment in Progentix Orthobiology, B.V.  On January 13, 2009, we completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement. NuVasive, Progentix and the Progentix Shareholders also entered into an Option Purchase Agreement dated January 13, 2009 (the Option Agreement), whereby (i) the Progentix Shareholders have two separate rights, upon the achievement of pre-defined development milestones by Progentix or sales milestones by us, to cause us to purchase the remaining sixty percent (60%) of capital stock of Progentix (Remaining Shares) at pre-defined prices (the Put Options), and (ii)we have the right, upon the occurrence of pre-defined events, to purchase the remaining sixty percent (60%) of capital stock of Progentix (the Call Option). We also entered into a Distribution Agreement with Progentix dated January 13, 2009, whereby Progentix appointed us as its exclusive distributor for certain Progentix products.

In accordance with authoritative guidance issued by the FASB, we determined that Progentix is a variable interest entity (VIE) and that we are the primary beneficiary. Accordingly, the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the initial investment. The equity interests in Progentix not owned by us are reported as noncontrolling interests on our consolidated balance sheet. Losses incurred by Progentix are charged to us and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between us, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit in the consolidated financial statements as a redeemable noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity.

On December 30, 2009, we entered into an amendment (the Amendment) to the Option Agreement and the Distribution Agreement with Progentix and the Progentix Shareholders in connection with the execution of an exclusive supply agreement between us and Ceremed, Inc. The Amendment, among other things, extends by five months the period of time allotted for the achievement of each of the milestones required to trigger the Put Options, reduces the transfer price paid to Progentix by us for the supply of product, and also reduces by up to $14 million the purchase price to be paid by us upon execution of either of the Put Options or the Call Option. As the Remaining Shares and the Option Agreement are accounted for as a combined unit in the consolidated financial statements, the Amendment resulted in the retirement of the noncontrolling equity interests originally recorded in January 2009, and in accordance with authoritative guidance, the noncontrolling equity interests were recorded at fair value as of December 30, 2009, the date of the Amendment. The fair value of the equity interests issued on December 30, 2009 approximated the carrying value of the noncontrolling equity interests on that date.

Acquisition of Cervitech® Inc.  In May 2009, we purchased Cervitech® Inc., (Cervitech), a New Jersey based company focused on clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device, for an estimated purchase price of approximately $79 million, consisting of cash totaling approximately $25 million and the issuance of 638,261 shares of NuVasive common stock to certain stockholders of Cervitech and

$29.7 million of contingent consideration due upon FDA approval of the PCM device. Of the estimated total purchase price of $79 million, $34.8 million and $55.8 million was allocated to in-process research and development and goodwill, respectively, based on management’s valuation of the fair value of the assets acquired and liabilities assumed on the date of acquisition. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. Currently, the PCM investigational device has reached the two-year follow-up end point in its FDA approved clinical trial in the United States. We anticipate submitting for FDA approval in the first quarter of 2010. Approval, if obtained, will further strengthen our cervical product offering and will enable us to continue our trend of increasing our market share.

Acquisition of Osteocel® Biologics Business.  In July 2008, we completed the acquisition of certain assets of Osiris Therapeutics, Inc. (the Osteocel Biologics Business Acquisition). The transaction provides us with a comprehensive stem cell biologic platform with benefits similar to autograft, as well as rights to acquire the next generation cultured version of the product. Osteocel is a unique bone matrix product that provides the three beneficial properties similar to autograft: osteoconduction (provides a scaffold for bone growth), osteoinduction (bone formation stimulation) and osteogenesis (bone production). Osteocel allows surgeons to offer the benefits of these properties to patients without the discomfort and potential complications of autograft harvesting, in addition to eliminating the time spent on a secondary surgical procedure. Osteocel is produced for use in spinal applications through a proprietary processing method that preserves the native stem cell population that resides in marrow rich bone. The acquisition is consistent with our objective of developing or acquiring innovative technologies. Of the total purchase price of $85 million, $35 million was paid to Osiris at closing (the Initial Purchase Price) and additional payments of $45 million were made in 2009. Of the total purchase price, $16.7 million was allocated to in-process research and development, and recorded in expense in 2008, as the associated projects had not yet reached technological feasibility and had no alternative future uses.

Acquisition of Pedicle Screw Technology.  In March 2008, we completed a buy-out of royalty obligations on SpheRx® pedicle screw and related technology products and acquired new pedicle screw intellectual property totaling $6.3 million. Of the total purchase price, $2.1 million, representing the present value of the expected future cash flows associated with the terminated royalty obligations, was allocated to intangible assets to be amortized on a straight-line basis over a seven-year period. The remaining $4.2 million was allocated to in-process research and development, and recorded as expense in 2008, as the associated projects had not yet reached technological feasibility and had no alternative future uses.

Radius Medical LLC.  In January 2007, we acquired assets used by Radius Medical LLC, or Radius, in connection with the design, development, marketing and distribution of collagen-based medical biomaterials, together with the intellectual property rights, contractual rights, inventories, and certain liabilities related thereto. In connection with the transaction, we made net cash payments totaling $7.0 million and issued 451,677 unregistered shares of our common stock, which were subsequently registered. As part of the acquisition, we also acquired certain rights and obligations under a supply agreement with Maxigen Biotech, Inc. (MBI) with respect to product manufacturing and distributor rights. MBI is a Taiwanese company that manufactures FormaGraft and owns a portion of the core technology.

In connection with the acquisition of Radius, we made a separate $2.0 million equity investment in MBI. In May 2007, the equity investment in MBI was completed resulting in NuVasive ownership of approximately 9% of MBI. We account for this investment at cost and is included in other assets on the consolidated balance sheets.

These transactions and their impact to our consolidated statement of position and results of operations are fully described in Notes 2 and 3 to the consolidated financial statements included in this report.

Liquidity and Capital Resources

Since our inception in 1997, we have incurred significant losses and as of December 31, 2009, we had an accumulated deficit of approximately $189.7 million. To date, our operations have been funded primarily with proceeds from the sale of our equity securities which total $297.1 million since inception, including $210.1 million sold in the public markets.

In March 2008, we issued $230.0 million principal amount of 2.25% Convertible Senior Notes due 2013 (the Notes). The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. We will pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013 and can be settled only in shares of our common stock.

Cash, cash equivalents and marketable securities was $204.7 million at December 31, 2009 and $223.4 million at December 31, 2008. The decrease was due primarily to the payments of $78.9 million in connection with purchases of property and equipment and business acquisitions, offset by an increase in cash flows provided by operations.

Net cash provided by operating activities was $46.4 million in 2009 compared to cash used in operating activities of $5.0 million in 2008. The increase in cash provided from operating activities is from our improved operating results in 2009 as compared to 2008, as well as improved collections from accounts receivable representing a net increase in cash of $16.6 million in 2009 as compared to 2008. We spent an incremental $14.4 million during 2008 as compared to 2007 for inventory to support our increased operations and growing business and in preparation for the introduction of NeuroVision M5, representing a significant upgrade to our core MAS platform, which was introduced at the beginning of the fourth quarter of 2008.

Net cash used by investing activities was $127.9 million in 2009 compared to net cash used by investing activities of $144.6 million in 2008. The decrease in net cash used by investing activities of $16.7 million is primarily due to the net change of $14.3 million in the activity in our investment portfolio, the net change of $4.8 million in cash used to fund the acquisition and investments and a $6.9 million decrease in capital asset purchases. Included in the $15.4 million net increase of capital expenditures in 2008 as compared to 2007, is approximately $9.5 million and $10.9 million of expenditures related to the new San Diego facility and for the implementation of our new ERP system, respectively.

Net cash provided by financing activities was $14.5 million in 2009 compared to $220.0 million in 2008. The decrease in cash provided by financing activities of $205.6 million is primarily due to the receipt of net proceeds of $208.4 million from the issuance of the Notes in March 2008, which financing was not replicated or needed in 2009.

We expect that our cash, cash equivalents and marketable securities balance may fluctuate in future periods as a result of a number of factors, including fluctuations in our working capital requirements and of our capital expenditures for additional loaner instrument sets, our operating results, and cash used in any future acquisitions. We have sufficient cash and investments on hand to finance our operations for the foreseeable future.

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our Convertible Senior Notes, operating leases and other contractual obligations. The following summarizes our long-term contractual obligations and commitments as of December 31, 2009 (in thousands):

		Payments Due by Period
		Less Than
	Total	1 Year	1 to 3 Years	4 to 5 Years	After 5 Years

Convertible Senior Notes(1)	$18,113	$5,175	$12,938	$—	$—
Operating leases	82,214	7,214	14,316	11,000	49,684
Royalty obligations	1,110	180	360	360	210
Clinical advisory agreements	1,498	308	480	480	230

Total	$102,935	$12,877	$28,094	$11,840	$50,124

(1)	The Convertible Senior Notes in the above table include only the interest payments totaling 2.25% per annum as the Convertible Senior Notes are only convertible into the Company’s common stock and not settled using cash. See Note 7 to the consolidated financial statements for further discussion of the terms of the Convertible Senior Notes.

The following obligations and commitments are not included in the table above:

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

In connection with the investment in Progentix, we are contingently obligated to make additional payments of up to $69 million based upon the achievement of specified milestones. In addition, we are obligated to advance an additional $2 million to Progentix in accordance with the terms of a loan agreement entered into in conjunction with the investment.

In connection with the acquisition of Cervitech, we are contingently obligated to make additional payments up to $33 million upon FDA approval of the PCM device. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at the Company’s discretion.

We have not included an amount related to uncertain tax benefits or liabilities in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. As of December 31, 2009, the liability included in the consolidated balance sheets related to tax uncertainties is immaterial.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Risk.  Our exposure to interest rate risk at December 31, 2009 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2009, we do not hold any material asset-backed investment securities and in 2009, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2009, a change of 10 percent in interest rates, assuming the amount of our investment portfolio remains constant, would not have a material effect on interest expense. Further, this analysis does not consider the effect of the change in the level of the overall economic activity that could exist in such an environment.

We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have assessed that we do not have any material exposure to foreign currency rate fluctuations.

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

The following table presents the carrying value and related weighted-average rate of return for our investment portfolio as of December 31, 2009 (dollars in thousands):

		Weighted Average
	Carrying Value	Rate of Return

Money market funds	$41,423	0.5%
Certificates of deposit	1,973	1.1%
Corporate notes	4,959	1.1%
U.S. government treasury securities	27,983	0.2%
Securities of government-sponsored entities	104,332	0.5%

Total interest bearing instruments	$180,670

As of December 31, 2009, the stated maturities of our investments are $99.3 million within one year and $40.0 million from one to three years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of December 31, 2009. Based on such evaluation, our management has concluded as of December 31, 2009, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
NuVasive, Inc.

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NuVasive, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of NuVasive, Inc. and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 26, 2010

Item 9B.	Other Information.

Compensatory Arrangements with Certain Officers

Fiscal 2009 Bonus Awards

The Committee awarded the following performance bonuses, in accordance with the metrics previously adopted by the Committee, to the Company’s named executive officers with respect to fiscal 2009:

		Fiscal
Name	Position	2009 Bonus

Alexis V. Lukianov	Chairman & Chief Executive Officer	$900,000
Keith C. Valentine	President & Chief Operating Officer	550,000
Michael J. Lambert	Executive Vice President & Chief Financial Officer	125,000
Patrick Miles	President, Americas	425,000
Jeffrey Rydin	Executive Vice President, Americas Sales	425,000

Compensation Agreement

On February 24, 2010, the Company entered into a compensatory letter agreement (Compensatory Letter Agreement) with its principal financial officer, Michael Lambert. The agreement with Mr. Lambert supersedes all prior agreements with him relating to compensation.

The base salary is consistent with the base salary disclosed in the Company’s 8-K dated January 8, 2010. The Compensatory Letter Agreement also sets forth the target bonus and the severance benefits for Mr. Lambert if involuntarily terminated by the Company. The terms of the severance benefits are summarized as follows:

Involuntary Termination Prior to Change
	of Control or 12 Months or	Involuntary Termination within
Position	More After Change of Control	12 Months of a Change of Control

Michael Lambert Executive Vice President & CFO	100% of Compensation	150% of Compensation

The terms “Change of Control”, “Compensation”, and “Involuntary Termination” are defined in the Compensatory Letter Agreement. A copy of the Compensatory Letter Agreement is furnished as Exhibit 10.30 and is hereby incorporated herein by reference.

Other Events

On November 4, 2009, Alex Lukianov, our CEO and Chairman, adopted a stock trading plan for trading in NuVasive’s common stock, currently held or issuable upon the exercise of stock options, in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934. Mr. Lukianov will file Forms 4 evidencing sales under their stock trading plan as required under Section 16 of the Securities Exchange Act of 1934. This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by a person while in possession of material nonpublic information. Consistent with Rule 10b5-1, NuVasive’s insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans. Pursuant to the stock trading plan adopted by Mr. Lukianov, commencing in February 2010, will sell up to 5,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 10,000 additional shares each month based on increasing price levels. Under Mr. Lukianov’s plan, the plan’s agent will undertake to sell specified numbers of shares each month if the stock trades above the prearranged minimum prices. Mr. Lukianov will have no control over the timing of any sales under the plan and there is no assurance that any shares will be sold. Sales under Mr. Lukianov’s plan took effect in February 2010 and will expire in November 2010.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its annual meeting of stockholders to be held on May 25, 2010, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers and Corporate Governance.

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

(a) The following documents are filed as a part of this report:

(1) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules: Schedule II — Valuation Accounts

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits. See subsection (b) below.

(b) Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated May 8, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2008)
2.2†	Amendment to Asset Purchase Agreement, dated September 30, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)
2.3	Amendment No. 2 to Asset Purchase Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)
2.4†	Share Purchase Agreement, by and among NuVasive, Inc. and the stockholders of Cervitech, Inc., as listed therein, dated April 22, 2009 (incorporated by reference to our Registration Statement on Form S-3 (File No. 333-159098) filed with the Commission on May 8, 2009)
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)
3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)
4.1	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
4.2	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
4.3	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
4.4	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2005)
4.5	Registration Rights Agreement Termination Agreement, dated as of September 26, 2006, between NuVasive, Inc. and Pearsalls Limited (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 29, 2006)
4.6	Indenture, dated March 7, 2008, between the NuVasive Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
4.7	Form of 2.25% Convertible Senior Note due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
4.8	Registration Rights Agreement, dated March 7, 2007, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
4.9	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)
10.1#	1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

Exhibit
Number	Description

10.2#	Form of Notice of Grant of Stock Option under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10.3#	Form of Stock Option Agreement under our 1998 Stock Option/Stock Issuance Plan, and form of addendum thereto (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10.4#	Form of Stock Purchase Agreement under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10.5#	Form of Stock Issuance Agreement under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004)
10.6#	Form of Stock Issuance Agreement under our 1998 Stock Option/Stock Issuance Plan, dated April 21, 2004, and May 4, 2004 (incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004)
10.7#	2004 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to our Definitive Proxy Statement) filed with the Commission on April 11, 2007)
10.8#	Form of Stock Option Award Notice under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)
10.9#	Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004).
10.10#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan
10.11#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)
10.12#	Amendment No. 1 to 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)
10.13#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 8, 2008)
10.14#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Keith C. Valentine (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.15#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.16#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Patrick Miles (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.17#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Jeffrey P. Rydin (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.18#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Jason M. Hannon (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10.19#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

Exhibit
Number	Description

10.20#	Amendment No. 2 to Compensation Letter Agreement, dated August 5, 2009, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 6, 2009)
10.21#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Keith C. Valentine (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10.22#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10.23#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Patrick Miles (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10.24#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Jeffrey P. Rydin (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10.25#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Jason M. Hannon (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10.26#	Compensation Letter Agreement, dated November 4, 2009, between NuVasive, Inc. and Pat Miles
10.27#	Compensation Letter Agreement, dated November 4, 2009, between NuVasive, Inc. and Jeff Rydin
10.28#	Compensation Letter Agreement, dated December 28, 2009, between NuVasive, Inc. and Jason Hannon
10.29#	Offer Letter Agreement, dated October 19, 2009, between NuVasive, Inc. and Michael Lambert
10.30#	Compensation Letter Agreement, dated February 24, 2010, between NuVasive, Inc. and Michael Lambert
10.31#	Severance Agreement, dated September 2, 2009, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 6, 2009)
10.32#	Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10.33	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004)
10.34#	Summary of 2008 annual salaries and annual stock grants for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 11, 2008)
10.35#	Summary of the 2008 bonus payments to our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 29, 2008)
10.36#	Summary of 2009 annual salaries and annual stock grants for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 8, 2009)
10.37	Customer Agreement, dated as of June 27, 2007, by and between NuVasive, Inc. and International Business Machines Corporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 8, 2007)
10.38	IBM Global Services Agreement, dated as of June 27, 2007, by and between NuVasive, Inc. and International Business Machines Corporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 8, 2007)
10.39	Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on November 8, 2007)

Exhibit
Number	Description

10.40	Purchase Agreement, dated March 3, 2008, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.41	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.42	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.43	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.44	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.45	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.46	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.47	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.48	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.49	Form of Voting Agreement, dated May 8, 2008, by and among each of Peter Friedli, Venturetec, Inc., U.S. Venture 05, Inc., Joyce, Ltd. and C Randal Mills, Ph.D, and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.50†	Manufacturing Agreement, dated July 24, 2008 by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10.51†	Amendment to Manufacturing Agreement, dated September 30, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)
10.52	Amendment No. 3 to Manufacturing Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)
10.53†	Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto
10.54†	Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto
10.55†	Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)
21.1	List of subsidiaries of NuVasive, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

†	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2010, and copies of the form of proxy to be used for such Annual Meeting, will be furnished to the SEC prior to the time they are distributed to the Registrant’s Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2010

By:	/s/ Michael J. Lambert
Michael J. Lambert
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexis V. Lukianov and Michael Lambert, jointly and severally, his or her attorneys-in -fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in -fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexis V. Lukianov Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Michael J. Lambert Michael J. Lambert	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Jack R. Blair Jack R. Blair	Director	February 26, 2010

/s/ Peter C. Farrell Peter C. Farrell	Director	February 26, 2010

Signature	Title	Date

/s/ Robert J. Hunt Robert J. Hunt	Director	February 26, 2010

/s/ Lesley H. Howe Lesley H. Howe	Director	February 26, 2010

/s/ Eileen M. More Eileen M. More	Director	February 26, 2010

/s/ Richard W. Treharne Richard W. Treharne	Director	February 26, 2010

NUVASIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NuVasive, Inc.

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, NuVasive, Inc. changed its method of accounting for business combinations with the adoption of the guidance originally issued in Financial Accounting Standards Board (FASB) Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations), effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuVasive, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 26, 2010

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$65,413	$132,318
Short-term marketable securities	99,279	45,738
Accounts receivable, net of allowances of $4,163 and $1,952, respectively	58,462	51,622
Inventory	90,191	68,834
Prepaid expenses and other current assets	3,757	3,466

Total current assets	317,102	301,978
Property and equipment, net	82,602	73,686
Long-term marketable securities	39,968	45,305
Intangible assets, net	103,338	54,768
Goodwill	102,882	2,331
Other assets	7,872	9,338

Total assets	$653,764	$487,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,489	$26,633
Accrued payroll and related expenses	25,535	17,132
Royalties payable	2,334	1,722
Other current liabilities	389	—

Total current liabilities	54,747	45,487
Senior convertible notes	230,000	230,000
Long-term acquisition related liabilities	30,694	12,111
Other long-term liabilities	28,472	12,177
Commitments and contingencies
Noncontrolling interests	13,629	—
Stockholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized, 38,774 and 36,310 issued and outstanding at December 31, 2009 and 2008, respectively	39	36
Additional paid-in capital	485,757	383,293
Accumulated other comprehensive income (loss)	126	(190)
Accumulated deficit	(189,700)	(195,508)

Total stockholders’ equity	296,222	187,631

Total liabilities and stockholders’ equity	$653,764	$487,406

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenue	$370,340	$250,082	$154,290
Cost of goods sold (excluding amortization of purchased technology)	61,110	39,008	23,768

Gross profit	309,230	211,074	130,522
Operating expenses:
Sales, marketing and administrative	254,997	189,126	121,676
Research and development	37,581	25,943	24,581
Amortization of intangible assets	5,335	2,989	1,517
In-process research and development	—	20,876	—

Total operating expenses	297,913	238,934	147,774
Interest and other income (expense), net:
Interest income	1,507	5,599	5,216
Interest expense	(7,116)	(5,571)	(1)
Other income, net	461	304	772

Total interest and other income (expense), net	(5,148)	332	5,987

Income (loss) before income taxes	6,169	(27,528)	(11,265)
Income tax expense	1,732	—	—

Consolidated net income (loss)	$4,437	$(27,528)	$(11,265)

Net loss attributable to noncontrolling interests	$(1,371)	$—	$—

Net income (loss) attributable to NuVasive, Inc.	$5,808	$(27,528)	$(11,265)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.16	$(0.77)	$(0.32)

Diluted	$0.15	$(0.77)	$(0.32)

Weighted average shares:
Basic	37,426	35,807	34,782

Diluted	38,751	35,807	34,782

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2006	33,929	$34	$333,009	$(25)	$(156,715)	$176,303
Issuance of common stock under employee and director stock option and purchase plans	949	1	7,338	—	—	7,339
Issuance of common stock in connection with acquisitions	452	—	10,501	—	—	10,501
Stock-based compensation expense	—	—	13,621	—	—	13,621
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	50	—	50
Foreign currency translation	—	—	—	29	—	29
Net loss attributable to NuVasive, Inc.	—	—	—	—	(11,265)	(11,265)

Comprehensive loss attributable to NuVasive, Inc.						(11,186)

Balance at December 31, 2007	35,330	35	364,469	54	(167,980)	196,578
Issuance of common stock under employee and director stock option and purchase plans	980	1	11,849	—	—	11,850
Convertible Note hedge, net of warrants	—	—	(13,972)	—	—	(13,972)
Stock-based compensation expense	—	—	20,947	—	—	20,947
Comprehensive loss:
Unrealized gain on marketable securities, net	—	—	—	519	—	519
Foreign currency translation	—	—	—	(763)	—	(763)
Net loss attributable to NuVasive, Inc.	—	—	—	—	(27,528)	(27,528)

Comprehensive loss attributable to NuVasive, Inc.						(27,772)

Balance at December 31, 2008	36,310	36	383,293	(190)	(195,508)	187,631
Issuance of common stock under employee and director stock option and purchase plans	824	1	12,555	—	—	12,556
Issuance of common stock in connection with acquisitions	1,640	2	64,214	—	—	64,216
Stock-based compensation expense	—	—	23,793	—	—	23,793
Tax benefits related to stock-based compensation awards	—	—	1,902	—	—	1,902
Comprehensive income:
Unrealized loss on marketable securities, net	—	—	—	(494)	—	(494)
Foreign currency translation	—	—	—	810	—	810
Net income attributable to NuVasive, Inc.	—	—	—	—	5,808	5,808

Comprehensive income attributable to NuVasive, Inc.						6,124

Balance at December 31, 2009	38,774	$39	$485,757	$126	$(189,700)	$296,222

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Operating activities:
Consolidated net income (loss)	$4,437	$(27,528)	$(11,265)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,841	23,105	12,952
In-process research and development	—	20,876	—
Stock-based compensation	23,793	20,947	13,621
Lease abandonment (reversal)	(1,997)	4,403	—
Allowance for doubtful accounts and sales return reserve, net of write-offs	2,211	1,026	189
Allowance for excess and obsolete inventory	2,297	(836)	514
Other non-cash adjustments	3,359	179	109
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,582)	(25,152)	(8,725)
Inventory	(23,133)	(32,451)	(18,026)
Prepaid expenses and other current assets	760	274	349
Accounts payable and accrued liabilities	5,932	5,098	5,719
Accrued payroll and related expenses	7,501	5,057	3,676

Net cash provided by (used in) operating activities	46,419	(5,002)	(887)
Investing activities:
Cash paid for acquisitions and investments	(46,055)	(41,256)	(6,970)
Purchases of property and equipment	(32,878)	(39,795)	(24,403)
Purchases of short-term marketable securities	(92,494)	(90,150)	(75,135)
Sales of short-term marketable securities	66,447	63,659	129,818
Purchases of long-term marketable securities	(64,784)	(69,036)	(23,540)
Sales of long-term marketable securities	41,861	32,267	17,000
Other assets	—	(304)	(2,483)

Net cash (used in) provided by investing activities	(127,903)	(144,615)	14,287
Financing activities:
Payments of long-term liabilities	—	(300)	(300)
Issuance of convertible debt, net of costs	—	222,442	—
Purchase of convertible note hedges	—	(45,758)	—
Sale of warrants	—	31,786	—
Tax benefits related to stock-based compensation awards	1,902	—	—
Issuance of common stock	12,556	11,850	7,339

Net cash provided by financing activities	14,458	220,020	7,039
Effect of exchange rate changes on cash	121	—	—

(Decrease) increase in cash and cash equivalents	(66,905)	70,403	20,439
Cash and cash equivalents at beginning of year	132,318	61,915	41,476

Cash and cash equivalents at end of year	$65,413	$132,318	$61,915

Supplemental disclosure of non-cash transactions:
Landlord paid tenant improvements	$—	$7,309	$—

Issuance of common stock in connection with acquisitions	$64,216	$—	$10,501

Supplemental cash flow information:
Interest paid	$5,175	$2,703	$—

Income taxes paid	$798	$227	$88

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Description of Business.  NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders. The Company began commercializing its products in 2001. Its product portfolio is focused primarily on applications for spine fusion surgery. Its principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of biologics, cervical and motion preservation products. In the spine surgery market, our currently-marketed products are primarily used to enable access to the spine and to perform restorative and fusion procedures. The Company also focuses significant research and development efforts on MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine; (ii) cervical fixation products; and (iii) motion preservation products such as our total disc replacement products. The Company dedicates significant resources to sales and marketing efforts, including training spine surgeons on its unique technology and products.

The Company loans its MAS systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. In addition, NeuroVision®, MaXcess® and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and NeuroVision systems to hospitals. The Company also offers a range of bone allograft in patented saline packaging and spine implants such as rods, plates and screws. Implants and disposables are shipped from the Company’s facilities or from limited disposable inventories stored at independent sales agents’ sites.

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.

The Company evaluated subsequent events through February 26, 2010, the date on which these financial statements were issued.

Basis of Presentation and Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the consolidated financial statements as of December 31, 2009 and for the year then ended include the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany balances and transactions have been eliminated in consolidation. There has been no material activity by the Company’s subsidiaries during the years presented.

Use of Estimates.  To prepare financial statements in conformity with generally accepted accounting principles accepted in the United States of America, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk and Significant Customers.  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term and long-term marketable securities and accounts receivable. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. No single customer represented greater than ten percent of sales for any of the years presented.

Fair Value of Financial Instruments.  The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued expenses and Senior Convertible Notes. The carrying amounts of financial instruments such as cash equivalents,

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity. The estimated fair value of the Senior Convertible Notes is determined by using available market information as of December 31, 2009.

Cash and Cash Equivalents.  The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities.  The Company defines marketable securities as income yielding securities that can be readily converted into cash. Marketable securities include U.S. Treasury and agency obligations, certificates of deposit (CDs) issued by domestic banks, commercial paper and corporate notes and bonds.

Accounts Receivable and Related Valuation Accounts.  Accounts receivable in the accompanying consolidated balance sheets are presented net of allowances for doubtful accounts and sales returns.

The Company performs credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for specific receivables if and when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices as well as a review of the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

In addition, the Company establishes a reserve for estimated sales return that is recorded as a reduction to revenue. This reserve is maintained to account for the future return of products sold in the current period. Product returns were not material for the years ended December 31, 2009, 2008 and 2007.

Inventory.  Inventory consists primarily of finished goods, disposables and specialized implants, is stated at the lower of cost or market and is recorded in cost of goods sold based on a method that approximates cost. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items. At December 31, 2009 and 2008, the balance of the allowance for excess and obsolete inventory is $5.1 million and $2.8 million, respectively.

Goodwill and Intangible Assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. Goodwill and indefinite lived intangible assets, which consists of in-process research and development acquired, are not amortized. The Company assesses goodwill and indefinite lived intangible assets for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting units using its market capitalization as the best evidence of fair value. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the years ended December 31, 2009, 2008 and 2007, the Company did not record any impairment charges related to their goodwill.

Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, such as acquired technology, manufacturing know-how, licensed technology, supply agreements and certain trade names and trademarks, are amortized on a straight-line

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis over their estimated useful life, ranging from two to twenty years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

In determining the useful lives of intangible assets, we consider the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology based intangible assets, we consider the expected life cycles of products which incorporate the corresponding technology. Trademarks and trade names that are related to products are assigned lives consistent with the period in which the products bearing each brand are expected to be sold.

Property, Plant and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Instrument sets are depreciated using the straight-line method over their estimated useful life of three years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

Revenue Recognition.  The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon acknowledgement of a purchase order from the hospital indicating product use or implantation or upon shipment to third party customers who immediately accept title. Revenue from the sale of instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Research and Development.  Research and development costs are expensed as incurred.

Product Shipment Costs.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented. Product shipment costs are included in sales, marketing and administrative expense in the accompanying consolidated statements of operations and were $11.9 million, $9.3 million, and $6.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Income Taxes.  A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Net Income (Loss) Per Share.  The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to NuVasive, Inc. for the period by the weighted-average number of common shares outstanding during the period and the weighted average number of dilutive common stock equivalents, such as outstanding unvested restricted stock units, options, and warrants. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive.

The warrants sold to the initial purchasers of the Convertible Senior Notes (See Note 7)  and/or their affiliates to acquire up to 5.1 million shares of the Company’s common stock, subject to adjustment, were excluded from the calculation of diluted net income (loss) per share for the years ended December 31, 2009 and 2008 as their effect is

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anti-dilutive for the periods. In addition, the Senior Convertible Notes are convertible into shares of the Company’s common stock, based on an initial conversion rate, subject to adjustment, of 22.3515 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $44.74 per share), and have been excluded from the diluted net income (loss) per share calculation for the years ended December 31, 2009 and 2008 as their effect is anti-dilutive.

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Numerator:
Net income (loss) attributable to NuVasive, Inc.	$5,808	$(27,528)	$(11,265)

Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	37,426	35,807	34,782
Dilutive potential common stock outstanding:
Stock options	1,280	—	—
Restricted stock units	45	—	—

Weighted average common shares outstanding for diluted	38,751	35,807	34,782

Basic net income (loss) per share attributable to NuVasive, Inc.	$0.16	$(0.77)	$(0.32)

Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.15	$(0.77)	$(0.32)

Diluted net income (loss) per share does not include the effect of anti-dilutive common share equivalents from outstanding stock options or restricted stock units. There were 3.1 million anti-dilutive common share equivalents excluded from the calculation at December 31, 2009. Due to the net loss reported in 2008 and 2007, the effect of all outstanding stock options is anti-dilutive and is therefore excluded.

Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The Company has disclosed Comprehensive income (loss) as a component of stockholders’ equity.

The components of Accumulated other comprehensive income (loss), net of tax, is as follows (in thousands):

	December 31,
	2009	2008	2007

Translation adjustments, net of tax	$110	$(700)	$33
Unrealized (loss) gain on marketable securities, net of tax	16	510	21

Total accumulated other comprehensive income (loss)	$126	$(190)	$54

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income (loss) consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Consolidated net income (loss)	$4,437	$(27,528)	$(11,265)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(494)	519	50
Translation adjustments, net of tax	810	(763)	29

Total consolidated comprehensive income (loss)	4,753	(27,772)	(11,186)

Plus: Net loss attributable to noncontrolling interests	1,371	—	—

Comprehensive income (loss) attributable to NuVasive, Inc.	$6,124	$(27,772)	$(11,186)

Recently Adopted Accounting Standards.  Effective January 1, 2009, the Company implemented the FASB’s revised authoritative guidance for business combinations. This revised guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product upon commercialization, or write it off if the project is abandoned or impaired. Previously, post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions were generally required to be recorded as an increase or decrease to Goodwill. The revised guidance does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, regardless of the guidance used to initially account for the business combination, will be recognized in current period income tax expense. Additionally, this guidance requires that contingent purchase consideration be remeasured to estimated fair value at each reporting period with the change in fair value recorded in the results of operations. The adoption of the revised guidance will have an impact on the Company’s consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date of January 1, 2009. The impact of the adoption of this guidance in 2009 resulted in the capitalization of in-process research and development totaling $46 million that would have been expensed under the previous guidance.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2009, the Company adopted the FASB’s revised authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted FASB’s revised authoritative guidance for fair value measurements which clarifies the measurement of fair value in a market that is not active, and is effective as of the issue date, including application to prior periods for which financial statements have not been issued. The Company also adopted additional authoritative guidance for determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (financial and nonfinancial) and which requires enhanced disclosures. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted authoritative guidance which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this guidance, which applies to investments in debt securities, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted an amendment to authoritative guidance which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances that is representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The Company’s outstanding Senior Convertible Notes do not include a cash settlement feature, therefore, the amendment did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new standard which clarifies how to determine whether certain instruments or features are indexed to an entity’s own stock. This new standard outlines a two-step approach to evaluate the instrument’s contingent exercise provisions and the instrument’s settlement provisions. The Company evaluated the provisions of the new standard and the embedded conversion options in its outstanding Senior Convertible Notes and warrants and determined that the embedded conversion options are indexed to its own stock and, therefore, do not require bifurcation and separate accounting.

Effective January 1, 2009, the Company adopted authoritative guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method and requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The non-vested share-based payment awards issued by the Company do not include non-forfeitable rights to dividends or dividend equivalents, therefore the adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards.  In June 2009, the FASB issued revised authoritative guidance that, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (VIE), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective for years beginning January 1, 2010. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

Reclassifications.  Certain amounts in prior periods have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported net income (loss) or net income (loss) per share.

Expenses incurred for royalties have been reclassified from sales, marketing and administrative expense to cost of goods sold. Royalty expense was $8.7 million, $6.5 million, and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As previously discussed, the Company loans its MAS systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. These systems, or loaned instrument sets, are comprised of tools and equipment which facilitate the implantation of the spinal implants. They are not part of the tangible product sold and title of the loaned instrument sets never passes to the surgeon or hospital. To better reflect the true economic nature and be consistent with industry practice, depreciation expense recorded on loaned instrument sets has been reclassified from cost of sales to sales, marketing and administrative expenses. Depreciation expense was $18.2 million, $11.8 million and $8.8 million for the years ended December 31, 2009, 2008 and 2007 respectively.

In addition, the amortization of intangible assets, which was previously included in sales, marketing and administrative expense, is now presented as a separate line item within operating expenses.

		Reclassifications related to
				Amortization
	As Previously		Depreciation	of Intangible	Current Year
	Reported	Royalty Expense	Expense	Assets	Presentation

Year Ended December 31, 2008:
Cost of goods sold	$44,301	$6,543	$(11,836)	$—	$39,008
Sales, marketing and administrative expense	186,822	(6,543)	11,836	(2,989)	189,126
Amortization of intangible assets	—	—	—	2,989	2,989
Year Ended December 31, 2007:
Cost of goods sold	$27,382	$5,170	$(8,784)	$—	$23,768
Sales, marketing and administrative expense	119,579	(5,170)	8,784	(1,517)	121,676
Amortization of intangible assets	—	—	—	1,517	1,517

2.	Business Combinations

Cervitech® Inc. Acquisition

On May 8, 2009 (the Closing Date), the Company completed the purchase of all of the outstanding shares of Cervitech, Inc., a Delaware corporation (Cervitech), pursuant to a Share Purchase Agreement dated April 22, 2009 (the Purchase Agreement) for an initial payment of approximately $49 million consisting of cash totaling approximately $25 million and the issuance of 638,261 shares of NuVasive common stock to certain stockholders

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Cervitech. Cervitech, a New Jersey based company, is focused on the clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device in the United States. This acquisition allows NuVasive the potential to accelerate its entry into the growing mechanical cervical disc replacement market.

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

The estimated purchase price is determined as follows (in thousands):

Cash paid to sellers	$25,055
Market value of NuVasive common stock issued on Closing Date	24,215
Contingent consideration liability, due on achieving milestone	29,722

Total estimated purchase price	$78,992

The preliminary allocation of the estimated purchase price is based on management’s preliminary valuation of the fair value of tangible, intangible assets and in-process research and development acquired and liabilities assumed as of the Closing Date and such estimates are subject to revision. The area of the purchase price allocation that is not yet finalized relates primarily to the valuation of income tax related assets acquired. Consequently, the amounts recorded at December 31, 2009 are subject to change, and the final amounts may differ. The following table summarizes the allocation of the estimated initial purchase price (in thousands):

	Estimated	Estimated Useful
	Fair Value	Life

Total current assets	$1,233	—
Property, plant and equipment	59	—
Developed technology	700	14 years
Non-compete agreement	100	2 years
Trade name	700	10 years
In-process research and development	34,800	14 years
Goodwill	55,443
Current liabilities	(483)
Deferred income tax liabilities	(13,560)

Total estimated initial purchase price allocation	$78,992

The Goodwill balance related to the Cervitech Acquisition was $55.4 million as of December 31, 2009. Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired. Of the $55.4 million recorded as goodwill, none is expected to be deductible for tax purposes.

Contingent Consideration Liability

The arrangement requires the Company to pay an additional amount not to exceed $33 million in the event that Cervitech’s device receives FDA approval. The fair value of the contingent consideration at the Closing Date was

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined to be $29.7 million using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market. The key assumptions in applying this approach were the interest rate and the probability assigned to the milestone being achieved. Management will remeasure the fair value of the contingent consideration at each reporting period, with any change in its fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the estimate of the probability of achieving the milestone, being recorded in the current period’s earnings. During the year ended December 31, 2009, there were no changes in estimate to affect the fair value of the contingent consideration liability other than accretion related solely to the passage of time. For the year ended December 31, 2009, the Company recorded approximately $1.0 million in expense to reflect the change in the fair value of the contingent consideration and increasing the fair value of the contingent consideration liability to $30.7 million at December 31, 2009. The $1.0 million change in fair value is recorded in the statement of operations as sales, marketing and administrative expenses.

Results of Operations

The accompanying consolidated statement of operations for the year ended December 31, 2009 reflect the operating results of Cervitech since the date of the acquisition. The amount of loss attributable to Cervitech included in the Company’s consolidated statement of operations from the acquisition date to December 31, 2009 was $3.3 million. For the year ended December 31, 2009, the Company’s consolidated results of operations include acquisition-related expenses of $1.3 million which are included in sales, marketing and administrative expenses.

The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the Cervitech acquisition had occurred as of the beginning of the periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations.

	Year Ended
	December 31,
	2009	2008

Revenue	$370,878	$252,625
Net income (loss) attributable to NuVasive, Inc.	$3,879	$(38,427)
Net income (loss) per share — basic and diluted	$0.10	$(1.05)

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through December 31, 2009.

Investment in Progentix Orthobiology, B.V.

On January 13, 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Agreement for $10 million in cash (the Initial Investment). Progentix has as its objective the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix intends to further extend the existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology. Since inception in January 2008, Progentix has incurred approximately $3.8 million in losses.

NuVasive and Progentix also entered into a Senior Secured Facility Agreement dated January 13, 2009, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). The proceeds of the Loan are to be utilized towards achievement of all milestones, as defined in the Preferred Stock Purchase Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding to Progentix. At December 31, 2009, the Company had advanced Progentix $3 million in accordance with the Loan Agreement.

Concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement dated January 13, 2009, as amended (the Option Agreement), whereby NuVasive may be obligated (the Put Option), upon the achievement within two years of certain milestones by Progentix, to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders for an amount up to $45 million, payable in a combination of cash or NuVasive common stock at the Company’s sole discretion, subject to certain adjustments (the Remaining Shares).

NuVasive may also be obligated, in the event that Progentix achieves the milestones contemplated above within the requisite two-year period, to make additional payments to Progentix shareholders, excluding NuVasive, of up to an aggregate total of $25 million, payable in a combination of cash and/or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments, upon completion of additional milestones and dependent on NuVasive’s sales success. NuVasive also has the right under the Option Agreement, as amended, to purchase the Remaining Shares (the Call Option) at any time between the second anniversary and the fourth anniversary of the Option Agreement (the Option Period) for an amount up to $35 million, payable in a combination of cash and/or NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments. In the event NuVasive achieves in excess of a specified annual sales run rate on Progentix products during the Option Period, NuVasive may be required to purchase the Remaining Shares for an amount up to $35 million. NuVasive and Progentix also entered into a Distribution Agreement, as amended, dated January 13, 2009, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless earlier terminated in accordance with its terms.

In accordance with authoritative guidance issued by the FASB, the Company has determined that Progentix is a variable interest entity (VIE) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered its primary beneficiary as NuVasive has the obligation to absorb a majority of the expected losses and the right to receive a majority of expected residual returns of Progentix. This conclusion was reached due to the existence of the Put Option and Call Option to acquire the Remaining Shares at prices that were fixed upon entry into the arrangement, with the specific prices based upon the achievement of certain milestones within a specified period of time. The fixed nature of the Put Option and the Call Option limit Progentix Shareholders’ potential future returns. Accordingly, the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.

Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights and conversion features of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit on the consolidated financial statements as a redeemable noncontrolling interest that is initially recorded at fair value and classified as mezzanine equity.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument should be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At December 31, 2009, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at December 31, 2009, the Company concluded it is not probable that the milestones will be met and that the Remaining Shares will become redeemable. The probability of redemption will be reevaluated at each reporting period.

On December 30, 2009, NuVasive, Progentix and the Progentix Shareholders entered into an amendment (the Amendment) to the Option Agreement and the Distribution Agreement in connection with the execution of an exclusive supply agreement between the Company and Ceremed, Inc. The Amendment extends by five months the period of time allotted for the achievement of each of the milestones required to trigger the Put Options, reduces the original amounts to be paid upon the exercise of the Put and Call Options by an amount up to $14 million, and reduces the transfer price to be paid to Progentix by NuVasive for the supply of product. As the Remaining Shares and the Option Agreement are accounted for as a combined unit in the consolidated financial statements, this amendment resulted in the redemption of the noncontrolling equity interests originally issued in January 2009, and in accordance with authoritative guidance, the noncontrolling equity interests were recorded at fair value as of December 30, 2009, the date of the amendment. The fair value of the equity interests issued on December 30, 2009 approximated the carrying value of the noncontrolling equity interests on that date.

In accordance with authoritative guidance, we have recorded the identifiable assets, liabilities and noncontrolling interests in the VIE at their fair value upon initial consolidation. There has been no material change to the balances consolidated at the date of the Initial Investment, therefore only the balances consolidated as of December 31, 2009 are included below. Total assets and liabilities of Progentix as of December 31, 2009 are as follows (in thousands):

Total current assets	$581
Identifiable intangible assets, net	16,357
Goodwill	12,654
Accounts payable & accrued expenses	467
Other long term liabilities	82
Deferred tax liabilities	4,140
Noncontrolling interests	13,629

Intangible assets consolidated pursuant to the Progentix investment are included in the Intangible assets, net balance in the consolidated balance sheet as of December 31, 2009 and consist of the following (in thousands):

	Weighted-
	Average	Gross		Intangible
	Amortization	Carrying	Accumulated	Assets,
	(in years)	Amount	Amortization	Net

Non-competition agreement	2	$300	$145	$155
Existing technology	13	5,400	398	5,002
In-process research and development	—	11,200	—	11,200

Total Progentix intangible assets		$16,900	$543	$16,357

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of these Agreements, NuVasive was obligated to make additional payments of up to $50.0 million, including milestone-based contingent payments not to exceed $20.0 million and a non-contingent $30.0 million payment. The contingent payments were based on achieving specified sales amounts and were not included in the preliminary estimate of the purchase price of the Osteocel Biologics Business. The Company paid the first milestone of $5 million in cash during the fourth quarter of 2008. During the year ended December 31, 2009, the Company paid all remaining obligations in cash totaling $5.0 million and through the issuance of 1,001,421 shares of the Company’s common stock with a market value of $40.0 million.

The Company’s purchase price allocation was updated in 2009 to reflect the milestone-based payments made in 2009 and to reflect the impact of the amendments made to the Agreements in March 2009, which eliminated the performance contingencies applicable to $30.0 million of the $45.0 million in then-remaining milestones.

This acquisition provides NuVasive with a comprehensive stem cell biologic platform with benefits similar to autograft, as well as rights to acquire the next generation cultured version of the product. Osteocel is a unique bone matrix product that provides the three beneficial properties similar to autograft: osteoconduction (provides a scaffold for bone growth), osteoinduction (bone formation stimulation) and osteogenesis (bone production). Osteocel allows surgeons to offer the benefits of these properties to patients without the discomfort and potential complications of autograft harvesting, in addition to eliminating the time spent on a secondary surgical procedure. Osteocel is produced for use in spinal applications through a proprietary processing method that preserves the native stem cell population that resides in marrow rich bone.

Purchase Price

The purchase price has been allocated to the tangible and intangible assets acquired based on their respective fair values as of the Technology Closing Date. The allocation of the purchase price resulted in an excess of the total purchase price over the fair value of net tangible and intangible assets acquired by approximately $33.7 million.

The purchase price is determined as follows (in thousands):

Cash paid on Technology Closing Date	$35,000
Cash payments	10,000
Market value of NuVasive common stock issued	39,371
Transaction costs and other	544

Total purchase price	$84,915

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the allocation of the purchase price (in thousands):

	Estimated	Estimated Useful
	Fair Value	Life

Manufacturing know-how and trade secrets	$19,800	13 years
Developed technology	7,200	10 years
Discounted price purchase contract	2,500	0.5 years
Trade name and trademarks	4,700	15 years
Customer contracts and relationships	330	0.5-2 years
In-process research and development	16,700	—
Goodwill	33,685	—

Total estimated initial purchase price allocation	$84,915

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

Radius Acquisition

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

As part of the acquisition, NuVasive also acquired, as of January 23, 2007, all of Radius’ right, title and interest in and to that certain Supply Agreement dated November 4, 2004, by and between Maxigen Biotech, Inc. (MBI) and Radius, as amended to date (the MBI Supply Agreement). MBI is a Taiwanese company that manufactures FormaGraft and owns a portion of the core technology underlying FormaGraft. Under the MBI Supply Agreement and following NuVasive’s succession to Radius’ interest therein, MBI has agreed to exclusively sell to NuVasive (and NuVasive has agreed to exclusively purchase from MBI) such quantities as NuVasive may order of all current and future products manufactured by MBI for use as synthetic bone graft substitutes consisting of certain collagens or ceramics, and grants exclusive distributor rights to NuVasive for North America, EU countries, South American and Central American countries, Australia, New Zealand and their respective territories (with additional territories on a non-exclusive basis). NuVasive is required to purchase a minimum of $0.9 million of product from MBI per calendar year. In 2009 and 2008, NuVasive purchased a total of $0.9 million and $1.5 million of product from MBI, respectively. MBI has also granted to NuVasive an exclusive, perpetual, royalty-free license to use all such MBI products, and all related proprietary rights and proprietary information relating thereto, including without limitation, rights to conduct research and development, develop modifications, improvements or additional

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products and to use and sell such improvements and additional products. Radius was required to pay MBI a one-time license fee in consideration for the above described license, which obligation was satisfied by Radius.

Purchase Price

The total purchase consideration consisted of (in thousands):

Net cash paid to Radius	$4,970
Market value of NuVasive common stock issued on the Closing Date	10,501
Cash deposited in escrow	2,000
Acquisition-related costs, consisting primarily of professional fees	306

Total purchase price	$17,777

The Company has allocated the total purchase consideration to the assets acquired based on their respective fair values at the acquisition date. The following table summarizes the allocation of the purchase price (in thousands).

MBI Supply Agreement	$9,400
Licensed technology	7,145
Inventory	132
Goodwill	1,100

Total purchase price	$17,777

In connection with the acquisition of Radius, NuVasive made a separate $2.0 million equity investment in MBI. On May 1, 2007, the equity investment in MBI was completed resulting in NuVasive ownership of approximately 9% of MBI. The Company accounts for this investment at cost and includes it in other assets on the consolidated balance sheet. As of December 31, 2009, there have been no indicators of impairment of the Company’s investment in MBI.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities.

Marketable securities include U.S. government treasury securities, government-sponsored entity securities and corporate notes that are classified as available-for-sale. A summary of the Company’s marketable securities, including the gross unrealized gains and losses and fair values for those marketable securities, are as follows (in thousands):

	Contractual		Gross	Gross
	Maturity		Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value

December 31, 2009:
Classified as current assets
Certificates of deposit	Less than 1	$1,979	$—	$(6)	$1,973
Corporate notes	Less than 1	4,955	4	—	4,959
U.S. government treasury securities	Less than 1	27,963	24	(4)	27,983
Securities of government-sponsored entities	Less than 1	64,317	67	(20)	64,364

Short-term marketable securities		99,214	95	(30)	99,279
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	40,026	8	(66)	39,968

Total marketable securities at December 31, 2009		$139,240	$103	$(96)	$139,247

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008:
Classified as current assets
Money market funds	$118,129	$—	$—	$118,129
Commercial paper	1,452	—	(2)	1,450
Corporate notes	4,283	4	(6)	4,281
Securities of government-sponsored entities	40,054	197	(5)	40,246

	163,918	201	(13)	164,106
Less cash equivalents	(118,368)	—	—	(118,368)

Short-term marketable securities	45,550	201	(13)	45,738
Classified as non-current assets
Corporate notes	4,467	15	(52)	4,430
Securities of government-sponsored entities	40,495	380	—	40,875

Total marketable securities at December 31, 2008	$90,512	$596	$(65)	$91,043

The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At December 31, 2009, all of the Company’s investments in a gross unrealized loss position had been in such a position for less than twelve months. These declines in value are not considered other-than-temporary as the Company has both the intent and ability to hold these investments until their maturity. The Company does not use derivative financial instruments. The Company places our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Realized gains and losses for securities sold were immaterial for all years presented. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

5.	Fair Value Measurements

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

The Company’s assets and liabilities, which are measured at fair value on a recurring basis, at December 31, 2009 were determined using the following inputs (in thousands):

		Quoted Price	Significant	Significant
		in Active	Other	Unobservable
		Market	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)

Marketable securities:
U.S government treasury securities	$27,983	$27,983	$—	$—
Securities of government-sponsored entities	104,332	104,332	—	$—
Corporate notes	4,959	4,959	—	$—
Certificates of deposit	1,973	1,973	—	$—

Total marketable securities at December 31, 2009	$139,247	$139,247	$—	$—

Contingent Consideration:
Long-term acquisition related liabilities	$30,694	$—	$—	$30,694

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the change in the estimated fair value for the Company’s liability measured using significant unobservable inputs (level 3) for the year ended December 31, 2009 (in thousands).

Fair Value Measurement
Using
Significant Unobservable
Inputs
(Level 3)

Fair Value Measurement at December 31, 2008	$—
Contingent consideration liability recorded upon acquisition	29,722
Change in fair value measurement included in operating expenses	972

Fair Value Measurement at December 31, 2009	$30,694

Effective January 1, 2009, the Company implemented the authoritative guidance for nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. As the Company has not elected to measure any non-financial assets or liabilities at fair value that were not previously required to be remeasured at fair value, the adoption of this guidance did not have a material impact on the financial position or results of operations. However, it could have an impact in future periods.

6.	Balance Sheet Details

Property and Equipment, net.  Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2009	2008

Instrument sets	$85,730	$62,376
Machinery and equipment	14,899	10,077
Computer equipment and software	12,449	16,190
Leasehold improvements	15,156	15,470
Furniture and fixtures	5,243	3,583
Land, building and improvements	5,511	5,333

	138,988	113,029
Less: accumulated depreciation and amortization	(56,386)	(39,343)

	$82,602	$73,686

Depreciation expense was $23.4 million, $17.0 million, and $11.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill and Intangible Assets.  Goodwill and intangible assets were acquired in connection with business combinations and asset acquisitions discussed in Notes 2 and 3.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets as of December 31, 2009 consisted of the following (in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net

Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	15	$31,975	$(5,548)	$26,427
Manufacturing know-how and trade secrets	13	20,408	(2,394)	18,014
Trade name and trademarks	14	5,900	(520)	5,380
Customer relationships	14	9,730	(2,213)	7,517

		$68,013	$(10,675)	$57,338

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				102,882

Total Intangible assets, net				$206,220

Goodwill and intangible assets as of December 31, 2008 consisted of the following (in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net

Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	15	$25,875	$(3,165)	$22,710
Manufacturing know-how and trade secrets	13	19,800	(647)	19,153
Trade name and trademarks	15	4,700	(133)	4,567
Customer relationships	14	9,730	(1,392)	8,338

		$60,105	$(5,337)	$54,768

Intangible Assets Not Subject to Amortization:
Goodwill				2,331

Total Intangible assets, net				$57,099

Total expense related to the amortization of intangible assets was $5.3 million, $3.0 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total future amortization expense related to intangible assets subject to amortization at December 31, 2009 is set forth in the table below (in thousands):

2010	$5,334
2011	5,070
2012	5,048
2013	5,043
2014	5,056
Thereafter through 2027	31,787

Total future amortization expense	$57,338

The change to goodwill during the year ended December 31, 2009 is comprised of the following (in thousands):

Balance at December 31, 2008	$2,331
Additions recorded in connection with investment in Progentix	12,654
Additions recorded in connection with additional payments to Osiris	32,454
Additions recorded in connection with acquisition of Cervitech	55,443

Balance at December 31, 2009	$102,882

Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Accounts payable	$10,594	$15,656
Accrued expenses	15,550	10,669
Other	345	308

	$26,489	$26,633

Other Long-Term Liabilities.  Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Deferred rent	$10,333	$9,256
Deferred tax liabilities	17,700	—
Other	439	2,921

	$28,472	$12,177

7.	Senior Convertible Notes

In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company pays 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The Notes mature on March 15, 2013 (the Maturity Date). The fair value of the outstanding Notes at December 31, 2009 is approximately $228.1 million.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes are convertible into shares of the Company’s common stock, based on an initial conversion rate, subject to adjustment, of 22.3515 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $44.74 per share). Holders may convert their notes at their option on any day up to and including the second scheduled trading day immediately preceding the Maturity Date. If a fundamental change to the Company’s business occurs, as defined in the Notes, holders of the Notes have the right to require that the Company repurchase the Notes, or a portion thereof, at the principal amount thereof plus accrued and unpaid interest.

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

8.	Commitments

Leases

The Company leases office facilities and equipment under various operating lease agreements. The initial terms of these leases range from three years to 15 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance.

In November 2007, the Company entered into a 15-year lease agreement for the purpose of relocating the Company’s corporate headquarters to an approximately 140,000 square foot two-building campus style complex in San Diego. Rental payments consist of base rent that escalates at an annual rate of three percent over the 15-year period of the lease, plus common area maintenance expenses paid to the landlord. In addition, through options to acquire additional space in the project and to require the construction of an additional building on the campus, the agreement provides for facility expansion rights to an aggregate of more than 300,000 leased square feet. In connection with the lease, the Company issued a $3.1 million irrevocable transferable letter of credit. Relocation to the new facility was completed during August 2008.

In connection with this relocation, in the third quarter of 2008, the Company recorded a liability for approximately $3.9 million related to lease termination costs in connection with vacating the Company’s former corporate headquarters. During the third quarter of 2009, due to continued growth, the Company decided to reoccupy the former corporate headquarters facility and accordingly, reversed the remaining lease termination costs liability of $2.0. This amount was recorded as a reduction of sales, marketing, and administrative expenses for the year ended December 31, 2009. The activity for this liability is summarized as follows (in thousands):

	August 1,		December 31,		Reversal of	December 31,
	2008	Cash expenses	2008	Cash expenses	liability	2009

Lease termination liabiltiy	$3,886	$(717)	$3,169	$(1,172)	$(1,997)	$—

For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets. Rent expense, including expenses directly associated with the facility leases, was approximately $6.4 million, $4.4 million, and $1.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company’s future minimum annual lease payments, including payments for costs directly associated with the facility leases, for years ending after December 31, 2009 are as follows (in thousands):

Operating
Leases

2010	$7,214
2011	7,302
2012	7,014
2013	6,042
2014	4,958
Thereafter	49,684

Total minimum payments	$82,214

Other Commitments

In connection with the acquisition of RSB, the Company is contingently obligated to make additional annual payments over a period of 12 years based upon sales of the products derived from Smart Plate® Gradient CLPtm and related technology. Through December 31, 2009, these amounts have not been significant.

As a result of the acquisition of Radius Medical LLC in January 2007, the Company is obligated to purchase, on an annual basis, a minimum number of units of FormaGraft from Maxigen Biotech, Inc. at an annual cost of approximately $900,000.

In connection with the investment in Progentix as described in Note 2, the Company is contingently obligated to make additional payments of up to $69 million based upon the achievement of specified milestones. In addition, the Company is obligated to advance an additional $2 million in accordance with the terms a loan agreement entered into in conjunction with the investment.

In connection with the acquisition of Cervitech as described in Note 2, the Company is contingently obligated to make additional payments up to $33 million upon FDA approval of the PCM device. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at the Company’s discretion.

Contingencies

The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.

9.	Stockholders’ Equity

Preferred Stock.  There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2009 and 2008.

Stock Option and Restricted Stock Units.  In October 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Plan) to grant options to purchase common stock to eligible employees, non-employee members of the board of directors, consultants and other independent advisors who provide services to the Company. Under the 1998 Plan, 4.3 million shares of common stock, as amended, were reserved for issuance upon exercise of options

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted by the Company. The board of directors determines the terms of the stock option agreements, including vesting requirements. Options under the 1998 Plan have a 10-year term and generally vest over a period not to exceed four years from the date of grant. All options granted under the 1998 Plan allow for early exercise prior to the option becoming fully vested. Unvested common shares obtained upon early exercise of options are subject to repurchase by the Company at the original issue price.

In April 2004, the board of directors replaced the 1998 Plan with the 2004 Equity Incentive Plan (the 2004 Plan) under which 7 million shares (plus the remaining shares available for grant under the 1998 Plan) of the Company’s common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 4,000,000 shares; or (iii) a number of shares determined by the board of directors. As of December 31, 2009, 39,786 shares remained available for future grant under the 2004 Plan.

The 2004 Plan provides for the grant of incentive and nonstatutory stock options, restricted stock units (RSUs) and rights to purchase stock to employees, directors and consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. The RSUs generally vest 25% per year beginning one year from date of grant. In addition, the board of directors has provided for the acceleration of 50% of the unvested options of all employees upon a change in control and the vesting of the remaining unvested options for those employees that are involuntarily terminated within a year of the change in control.

Following is a summary of stock option activity through December 31, 2009 under all stock option plans (in thousands, except per share amounts):

			Weighted-Average	Aggregate
		Weighted	Remaining	Intrinsic
	Underlying	Avg. Exercise	Contractual	Value as of
	Shares	Price	Term (Years)	December 31, 2009

Outstanding at December 31, 2008	5,205	$25.92
Granted	1,371	$35.01
Exercised	(769)	$15.12
Cancelled	(90)	$32.63

Outstanding at December 31, 2009	5,717	$29.44	7.45	$32,950

Exercisable at December 31, 2009	3,089	$24.49	6.63	$29,867

Vested or Expected to Vest at December 31, 2009	5,533	$27.29	7.36	$41,901

The aggregate intrinsic value of options at December 31, 2009 is based on the Company’s closing stock price on December 31, 2009 of $31.98. The Company received $9.3 million, $8.8 million and $5.4 million in proceeds from the exercise of stock options during the years ended December 31, 2009, 2008 and 2007, respectively.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units.  A summary of restricted stock unit (RSU) activity for the period indicated was as follows:

		Weighted
		Average
	Number of	grant Date
	Shares	Fair Value

Nonvested at December 31, 2008	—	$—
Granted	293,150	36.51
Vested	—	—
Cancelled	(16,800)	34.58

Nonvested at December 31, 2009	276,350	$36.62

As the Company began issuing RSUs in January 2009 with annual vesting, no awards vested during the year ended December 31, 2009.

Employee Stock Purchase Plan.  In 2004, the board of directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the board of directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. In 2009, 2008, and 2007, 106,575, 131,916, and 113,494 shares, respectively, were purchased under the ESPP and approximately 1.1 million remain available for issuance under the ESPP as of December 31, 2009.

Stock-Based Compensation.  The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Sales, marketing and administrative expense	$19,549	$17,837	$11,404
Research and development expense	4,244	3,110	2,217

Stock-based compensation expense	$23,793	$20,947	$13,621

Effect on basic net income (loss) per share	$(0.64)	$(0.58)	$(0.39)

Effect on diluted net income (loss) per share	$(0.61)	$(0.58)	$(0.39)

The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options is based on historical experience. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used to estimate the fair value of stock options granted and stock purchase rights under the Employee Stock Purchase Plan (ESPP) are as follows:

	Year Ended December 31,
	2009	2008	2007

Stock Options
Volatility	45% to 48%	42% to 45%	50%
Expected term (years)	3.3 to 4.9	4.0 to 4.5	2.5 to 4.5
Risk free interest rate	1.4% to 2.5%	1.6% to 3.4%	3.4% to 4.9%
Expected dividend yield	0.0%	0.0%	0.0%
ESPP
Volatility	40% to 65%	42%	50%
Expected term (years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk free interest rate	0.9% to 4.9%	1.5% to 3.0%	4.4% to 4.9%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average fair value of options granted in the years ended December 31, 2009, 2008, and 2007, was $13.28, $14.46, and $10.81 per share, respectively. As of December 31, 2009, there was $13.5 million of unrecognized compensation expense for stock options which is expected to be recognized over a weighted-average period of approximately 1.1 years. In addition, as of December 31, 2009, there was $2.4 million of unrecognized compensation expense for shares expected to be issued under the Employee Stock Purchase Plan which is expected to be recognized through October 2011. The total intrinsic value of options exercised was $17.7 million, $28.1 million, and $20.2 million, respectively, the years ended December 31, 2009, 2008 and 2007.

At December 31, 2009, there was $6.1 million of unrecognized compensation cost related to RSUs which the Company will amortize to expense in over a weighted-average period of approximately 3.3 years. Unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Common Stock Reserved for Future Issuance.  The following table summarizes common shares reserved for issuance at December 31, 2009 on exercise or conversion of (in thousands):

Common stock options:
Issued and outstanding	5,717
Available for future grant	40
Available for issuance under the Employee Stock Purchase Plan	1,104
Issued and outstanding Restricted Stock Units	276
Senior Convertible Notes	5,141
Senior Convertible Note warrants	5,141

Total shares reserved for future issuance	17,419

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

The income (loss) before income taxes by region is summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$13,093	$(26,671)	$(11,348)
Foreign	(6,924)	(857)	83

Total income (loss) before income taxes	$6,169	$(27,528)	$(11,265)

The components of income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current income tax expense:
Federal	$715	$—	$—
State	1,763	—	—
Foreign	36	—	—

Total current	2,514	—	—

Deferred income tax expense:	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	(782)	—	—

Total deferred	(782)	—	—

Total income tax expense	$1,732	$—	$—

The income tax expense (benefit) is different from that which would be obtained by applying the statutory federal income tax rate (35%) to income before taxes and before reduction for non-controlling interests. These differences are the result of the following items (in thousands):

	Year Ended December 31,
	2009	2008	2007

Provision at statutory rate	$2,159	$(9,635)	$(3,943)
Foreign provision in excess of federal statutory rate	498	52	—
State income taxes (benefit), net of federal benefit	1,146	97	—
Permanent differences	3,323	1,751	2,093
Other	471	253	(1,285)
Change in valuation allowance	(5,865)	7,482	3,135

Total income tax expense	$1,732	$—	$—

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008

Deferred Tax Assets:
Net operating loss carry-forwards	$31,422	$31,854
Capitalized assets	15,566	21,201
Stock based compensation	16,357	9,939
Original issue discount	12,222	15,097
General business credit carry-forwards	3,564	4,974
Other	5,491	2,351

Gross deferred tax assets	84,622	85,416

Net valuation allowance	(84,010)	(85,416)

Net deferred tax assets	$612	$—

Deferred Tax Liabilities:
Acquired intangibles	$(17,700)	$—

Deferred tax liabilities	(17,700)	—

Consolidated net deferred tax assets (liabilities)	(17,088)	—

Less: Deferred tax liability, net, attributable to noncontrolling interests	2,117	—

Net deferred tax assets (liabilities)	$(14,971)	$—

With the exception of Puerto Rico and the Netherlands, the Company continues to maintain a full valuation allowance on its net deferred tax assets in all jurisdictions. During 2009, the Company established a U.S. deferred tax liability pertaining to intangibles, purchased as part of its Cervitech stock acquisition, for which tax basis does not exist. Such deferred tax liability cannot be used to offset deferred tax assets when analyzing the Company’s end of year valuation allowance as the acquired intangibles are indefinite lived.

Included in the Company’s net deferred tax liability balance at December 31, 2009, is a $12.2 million deferred tax asset pertaining to future tax deductions of original issue discount related to the Company’s 2008 Treas. Reg. § 1.1275-6 hedge transaction. The aforementioned deferred tax asset and corresponding valuation allowance were recorded with an offset to additional-paid-in-capital (APIC). If, and when, the Company’s valuation allowance is released, any remaining benefit attributable to such deferred tax asset will be recognized as an increase to APIC. Further, any current year benefit associated with original issue discount deductions is recognized as an increase to APIC.

At December 31, 2009, the Company has federal net operating loss carryovers of $115.0 million that begin to expire in 2017. In addition, the Company has state net operating loss carryovers of approximately $74.0 million which will begin to expire in the year prescribed by applicable state statute.

Included in the aforementioned federal and state net operating loss carryovers are $39.0 million of excess tax benefit carryovers related to stock option deduction windfalls that will be realized in APIC following utilization of all continuing operations tax attributes.

During 2008, NuVasive elected the “with and without method — direct effects only,” prescribed in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within APIC and will utilize continuing operations net operating losses to offset taxable income before utilization of windfall tax benefits.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company has federal research and development (“R&D”) credit carryovers of approximately $2.2 million which will begin to expire in 2017. At December 31, 2009, the Company has California R&D credit carryovers of approximately $2.1 million which can be carried forward indefinitely.

IRC §382 limits the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. During 2009, the Company completed a formal IRC §382 study with respect to potential ownership changes and additional limitations were not identified. Previous limitations due to §382 have been reflected in the deferred tax asssets at December 31, 2009.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at December 31, 2007	$—
Increase related to prior year tax positions	981

Unrecognized tax benefits balance at December 31, 2008	981
Increase related to prior year tax positions	2,293

Unrecognized tax benefits balance at December 31, 2009	$3,274

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Because the Company has generated net operating losses since inception for both state and federal purposes, no additional tax liability, penalties or interest has been recognized for balance sheet or income statement purposes as of and for the period ended December, 31, 2009.

Of the Company’s total unrecognized tax benefits on December 31, 2009 and 2008, $2.1 million and $637,000, respectively, would impact the Company’s effective income tax rate if recognized, were the Company to remove its valuation allowance.

The Company may have significant changes to their unrecognized tax benefits for R&D credits when the formal R&D credit study is completed, which is expected to be within the next 12 months. The Company cannot estimate the range of the possible changes at this time.

The Company is subject to taxation in the U.S. and various foreign and state jurisdictions. All of the Company’s tax years are subject to examination due to the carry forward of un-utilized net operating losses and R&D credits

11.	Legal Proceedings

UCLA Litigation

The Company has been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege the following causes of action: (i) breach of fiduciary duty, (ii) negligence, (iii) fraud, (iv) negligent misrepresentation, (v) negligent infliction of emotional distress, (vi) intentional infliction of emotional distress, (vii) intentional interference with human remains, (viii) negligent interference with human remains, (ix) violation of California Business and Professions Code Section 17200 and (x) injunctive and declaratory relief. NuVasive been dismissed from these lawsuits by the trial court but the decision was appealed and in July 2008, the appellate court reversed the trial court’s decision to dismiss the

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company from these lawsuits. The Company has appealed this decision, the appellate court has heard the Company’s appeal and the Company is currently awaiting the decision of the Court.

Although the outcome of this lawsuit cannot be determined with certainty, the Company believes that they acted within the relevant law in procuring the cadavers for clinical research and intend to vigorously defend themselves against the claims contained in the complaint.

Medtronic Sofamor Danek USA, Inc. Litigation

As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. Because of the number of patents involved, each side selected three patents to proceed with in the first phase of the litigation. The Medtronic Litigation is still in its early stages. On January 11, 2010, the parties filed their opening claim construction briefs to provide their interpretations of the patent claims at issue in the initial phase of the case. On January 20, 2010, the parties filed their responsive claim construction briefs. A claim construction hearing is scheduled for February 25, 2010. A full schedule for the initial phase of the lawsuit, including a trial date for the patents included in the initial phase of the lawsuit, has not yet been set by the Court. NuVasive believes its own claims have merit and that Medtronic’s claims lack merit. As of December 31, 2009, the probability of a favorable outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP is seeking cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s valuation of the “NeuroVision” mark. NuVasive intends to vigorously pursue defense of the claims, and on November 23, 2009, denied the allegations in the NMP’s complaint and filed a counterclaim against NMP for unfair competition and declaratory relief. The case is pending in the United States District Court and is in the early stages of the proceedings. An order establishing a schedule for the case is expected in the middle of 2010.

Contingencies

The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$80,008	$88,481	$94,916	$106,935
Cost of goods sold (excluding amortization of purchased technology)(1)(2)	12,999	14,235	15,874	18,002

Gross profit(1)(2)	67,009	74,246	79,042	88,933
Operating expenses:
Sales, marketing and administrative(1)(2)(3)(4)	60,527	60,274	61,720	72,476
Research and development(3)	8,586	8,178	9,874	10,943
Amortization of intangible assets(4)	1,336	1,372	1,364	1,263

Total operating expenses(1)(2)	70,449	69,824	72,958	84,682
Interest and other income (expense), net:
Interest income	732	383	203	189
Interest expense	(1,771)	(2,060)	(1,609)	(1,676)
Other income, net(5)	44	93	188	136

Total interest and other income (expense), net	(995)	(1,584)	(1,218)	(1,351)

Income (loss) before income taxes	(4,435)	2,838	4,866	2,900
Income tax expense(5)	97	526	430	679

Consolidated net (loss) income	$(4,532)	$2,312	$4,436	$2,221

Net income (loss) attributable to NuVasive, Inc.	$(4,302)	$2,765	$5,064	$2,281

Basic and diluted net income (loss) per common share	$(0.12)	$0.07	$0.13	$0.06

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$51,184	$57,417	$66,915	$74,566
Cost of goods sold (excluding amortization of purchased technology)(6)(7)	8,267	8,697	11,255	10,789

Gross profit(6)(7)	42,917	48,720	55,660	63,777
Operating expenses:
Sales, marketing and administrative(4)(6)(7)	39,728	42,506	54,566	52,326
Research and development	6,976	6,426	6,396	6,145
Amortization of intangible assets(4)	417	467	931	1,174
In-process research and development	4,176	—	16,700	—

Total operating expenses(6)(7)	51,297	49,399	78,593	59,645
Interest and other income (expense), net:
Interest income	1,137	1,777	1,460	1,225
Interest expense	(434)	(1,663)	(1,719)	(1,755)
Other income, net	23	70	113	98

Total interest and other income (expense), net	726	184	(146)	(432)

Consolidated net (loss) income	$(7,654)	$(495)	$(23,079)	$3,700

Net income (loss) attributable to NuVasive, Inc.	$(7,654)	$(495)	$(23,079)	$3,700

Basic and diluted net income (loss) per common share	$(0.22)	$(0.01)	$(0.64)	$0.10

(1)	Expenses incurred for royalties have been reclassified from sales, marketing and administrative expense to cost of goods sold totaling $2.2 million, $2.1 million, and $2.0 million for the first quarter, second quarter, and third quarter of 2009, respectively.

(2)	Expenses incurred for depreciation of loaned instrument sets have been reclassified from cost of goods sold to sales, marketing and administrative expense totaling $4.0 million, $4.6 million, and $4.6 million for the first quarter, second quarter, and third quarter of 2009, respectively.

(3)	Expenses incurred for intellectual property litigation have been reclassified from research and development expense to sales, marketing and administrative expense totaling $1.6 million, $1.0 million, and $0.8 million for the first quarter, second quarter, and third quarter of 2009, respectively. No comparable reclassification was necessary for the 2008 periods.

(4)	Expenses incurred related to the amortization of intangible assets, which was previously included in sales, marketing and administrative expense, is now presented as a separate line item within operating expenses.

(5)	Expenses incurred related to income tax expense, which was previously included in other income (expense), net, is now presented as a separate line item.

(6)	Expenses incurred for royalties have been reclassified from sales, marketing and administrative expense to cost of goods sold totaling $1.7 million, $1.8 million, $2.1 million and $1.0 million for the first quarter, second quarter, third quarter, and fourth quarter of 2008, respectively.

(7)	Expenses incurred for depreciation of loaned instrument sets have been reclassified from cost of goods sold to sales, marketing and administrative expense totaling $2.5 million, $2.6 million, $3.1 million, and $3.6 million for the first quarter, second quarter, third quarter, and fourth quarter of 2008, respectively.

NuVasive, Inc.

Schedule II: Valuation Accounts
(In thousands)

	Balance at			Balance at
	Beginning of Period	Additions(1)	Deductions(2)	End of Period

Accounts Receivable Valuation Accounts
Year ended December 31, 2009	$1,952	$2,794	$583	$4,163
Year ended December 31, 2008	$926	$1,393	$367	$1,952
Year ended December 31, 2007	$737	$991	$802	$926

	Balance at			Balance at
	Beginning of Period	Additions(3)	Deductions(4)	End of Period

Inventory Reserve
Year ended December 31, 2009	$2,778	$6,507	$4,210	$5,075
Year ended December 31, 2008	$3,614	$3,208	$4,044	$2,778
Year ended December 31, 2007	$3,100	$3,551	$3,037	$3,614

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents excess and obsolete reserve recorded to cost of sales.

(4)	Excess and obsolete inventory written-off against reserve.

Exhibit
Number		Description

2.1		Asset Purchase Agreement, dated May 8, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2008)
2	.2†	Amendment to Asset Purchase Agreement, dated September 30, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)
2.3		Amendment No. 2 to Asset Purchase Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)
2	.4†	Share Purchase Agreement, by and among NuVasive, Inc. and the stockholders of Cervitech, Inc., as listed therein, dated April 22, 2009 (incorporated by reference to our Registration Statement on Form S-3 (File No. 333-159098) filed with the Commission on May 8, 2009)
3.1		Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)
3.2		Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)
4.1		Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
4.2		Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
4.3		Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
4.4		Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2005)
4.5		Registration Rights Agreement Termination Agreement, dated as of September 26, 2006, between NuVasive, Inc. and Pearsalls Limited (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 29, 2006)
4.6		Indenture, dated March 7, 2008, between the NuVasive Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
4.7		Form of 2.25% Convertible Senior Note due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
4.8		Registration Rights Agreement, dated March 7, 2007, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
4.9		Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)
10	.1#	1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10	.2#	Form of Notice of Grant of Stock Option under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10	.3#	Form of Stock Option Agreement under our 1998 Stock Option/Stock Issuance Plan, and form of addendum thereto (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10	.4#	Form of Stock Purchase Agreement under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

Exhibit
Number		Description

10	.5#	Form of Stock Issuance Agreement under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004)
10	.6#	Form of Stock Issuance Agreement under our 1998 Stock Option/Stock Issuance Plan, dated April 21, 2004, and May 4, 2004 (incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004)
10	.7#	2004 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Commission on April 11, 2007)
10	.8#	Form of Stock Option Award Notice under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)
10	.9#	Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004).
10	.10#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan
10	.11#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)
10	.12#	Amendment No. 1 to 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)
10	.13#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 8, 2008)
10	.14#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Keith C. Valentine (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10	.15#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10	.16#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Patrick Miles (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10	.17#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Jeffrey P. Rydin (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10	.18#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Jason M. Hannon (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10	.19#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10	.20#	Amendment No. 2 to Compensation Letter Agreement, dated August 5, 2009, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 6, 2009)
10	.21#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Keith C. Valentine (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10	.22#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10	.23#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Patrick Miles (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

Exhibit
Number		Description

10	.24#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Jeffrey P. Rydin (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10	.25#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Jason M. Hannon (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)
10	.26#	Compensation Letter Agreement, dated November 4, 2009, between NuVasive, Inc. and Pat Miles
10	.27#	Compensation Letter Agreement, dated November 4, 2009, between NuVasive, Inc. and Jeff Rydin
10	.28#	Compensation Letter Agreement, dated December 28, 2009, between NuVasive, Inc. and Jason Hannon
10	.29#	Offer Letter Agreement, dated October 19, 2009, between NuVasive, Inc. and Michael Lambert
10	.30#	Compensation Letter Agreement, dated February 24, 2010, between NuVasive, Inc. and Michael Lambert
10	.31#	Severance Agreement, dated September 2, 2009, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 6, 2009)
10	.32#	Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)
10.33		Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004)
10	.34#	Summary of 2008 annual salaries and annual stock grants for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 11, 2008)
10	.35#	Summary of the 2008 bonus payments to our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 29, 2008)
10	.36#	Summary of 2009 annual salaries and annual stock grants for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 8, 2009)
10.37		Customer Agreement, dated as of June 27, 2007, by and between NuVasive, Inc. and International Business Machines Corporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 8, 2007)
10.38		IBM Global Services Agreement, dated as of June 27, 2007, by and between NuVasive, Inc. and International Business Machines Corporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 8, 2007)
10.39		Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on November 8, 2007)
10.40		Purchase Agreement, dated March 3, 2008, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.41		Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.42		Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.43		Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.44		Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

Exhibit
Number		Description

10.45		Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.46		Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.47		Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.48		Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)
10.49		Form of Voting Agreement, dated May 8, 2008, by and among each of Peter Friedli, Venturetec, Inc., U.S. Venture 05, Inc., Joyce, Ltd. and C Randal Mills, Ph.D, and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10	.50†	Manufacturing Agreement, dated July 24, 2008 by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)
10	.51†	Amendment to Manufacturing Agreement, dated September 30, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)
10.52		Amendment No. 3 to Manufacturing Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)
10	.53†	Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto
10	.54†	Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto
10	.55†	Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)
21.1		List of subsidiaries of NuVasive, Inc.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

†	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.