Form 10-Q
period 2010-03-31
NUVASIVE INC
filed 2010-05-10
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, there were 39,145,128 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,664	$65,413
Short-term marketable securities	100,349	99,279
Accounts receivable, net	62,185	58,462
Inventory	90,553	90,191
Prepaid expenses and other current assets	4,237	3,757

Total current assets	334,988	317,102
Property and equipment, net	83,816	82,602
Long-term marketable securities	30,059	39,968
Intangible assets, net	101,989	103,338
Goodwill	102,882	102,882
Other assets	12,540	7,872

Total assets	$666,274	$653,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,180	$33,302
Accrued payroll and related expenses	12,154	19,111
Royalties payable	2,659	2,334

Total current liabilities	52,993	54,747
Convertible senior notes	230,000	230,000
Long-term acquisition related liabilities	30,694	30,694
Other long-term liabilities	28,504	28,472
Commitments and contingencies
Noncontrolling interests	13,247	13,629
Stockholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized, 39,098 and 38,774 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	39	39
Additional paid-in capital	499,701	485,757
Accumulated other comprehensive income (loss)	(292)	126
Accumulated deficit	(188,612)	(189,700)

Total stockholders’ equity	310,836	296,222

Total liabilities and stockholders’ equity	$666,274	$653,764

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$109,087	$80,008
Cost of goods sold, excluding amortization of purchased technology	19,443	12,999

Gross profit	89,644	67,009
Operating expenses:
Sales, marketing and administrative	74,661	60,527
Research and development	10,699	8,586
Amortization of intangible assets	1,350	1,336

Total operating expenses	86,710	70,449

Interest income	189	732
Interest expense	(1,669)	(1,771)
Other income, net	117	44

Total interest and other income (expense), net	(1,363)	(995)

Income (loss) before income tax expense	1,571	(4,435)
Income tax expense	865	97

Consolidated net income (loss)	$706	$(4,532)

Net loss attributable to noncontrolling interests	$(382)	$(230)

Net income (loss) attributable to NuVasive, Inc.	$1,088	$(4,302)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic and Diluted net income (loss) per share	$0.03	$(0.12)

Weighted average shares outstanding:
Basic	38,898	36,365

Diluted	40,061	36,365

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Consolidated net income (loss)	$706	$(4,532)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,104	5,488
Stock-based compensation	6,434	6,682
Allowance for excess and obsolete inventory	736	652
Allowance for doubtful accounts and sales return reserves, net of write-offs	(657)	205
Other non-cash adjustments	1,454	(15)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,100)	1,361
Inventory	(1,237)	(14,100)
Prepaid expenses and other current assets	(1,570)	609
Accounts payable and accrued liabilities	4,780	10,875
Accrued payroll and related expenses	(6,512)	(2,600)

Net cash provided by operating activities	9,138	4,625
Investing activities:
Cash paid for acquisitions and investments	—	(20,000)
Purchases of property and equipment	(8,402)	(5,567)
Purchases of short-term marketable securities	(31,990)	(7,658)
Sales of short-term marketable securities	45,013	27,725
Purchases of long-term marketable securities	(13,535)	(6,758)
Sales of long-term marketable securities	9,003	18,975

Net cash provided by investing activities	89	6,717
Financing activities:
Issuance of common stock	6,628	1,160
Other assets	(4,408)	—
Tax benefits related to stock-based compensation awards	882	—

Net cash provided by financing activities	3,102	1,160

Effect of exchange rate changes on cash	(78)	(59)

Increase in cash and cash equivalents	12,251	12,443
Cash and cash equivalents at beginning of period	65,413	132,318

Cash and cash equivalents at end of period	$77,664	$144,761

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Description of Business
     NuVasive®, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company designs, develops and markets products for the surgical treatment of spine disorders. The Company began commercializing its products in 2001. Its product portfolio is focused primarily on applications for spine fusion surgery. Its principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing set of offerings in the biologics, cervical and motion preservation areas. In the spine surgery market, the Company’s currently-marketed products are primarily used to enable access to the spine and to perform restorative and fusion procedures. The Company also focuses significant research and development efforts on MAS and motion preservation products in the areas of (i) fusion procedures in the lumbar and thoracic spine; (ii) cervical fixation products; and (iii) motion preservation products such as the Company’s total disc replacement products. The Company dedicates significant resources to sales and marketing efforts, including training spine surgeons on its unique technology and products.
     The Company loans its MAS systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. In addition, NeuroVision®, MaXcess® and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them provided they commit to minimum monthly purchases of disposables and implants. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and NeuroVision systems to hospitals. The Company also offers a range of bone allograft in patented saline packaging and spine implants such as rods, plates and screws. Implants and disposables are shipped from the Company’s inventories.
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
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2009 and for the three months ended March 31, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts and transactions have been eliminated in consolidation.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. Significant Accounting Policies
Recently Adopted Accounting Standards
Variable Interest Entities
     Effective January 1, 2010, the Company adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial position. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in the Company consolidating or deconsolidating current or future business arrangements.
Fair Value Measurements Disclosures
     Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the rollforward of activity. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the rollforward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance, however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.
Reclassifications
     Certain reclassifications have been made to the prior year consolidated balance sheet to conform to the current year presentation.
3. Investment in Progentix Orthobiology, B.V.
     In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). The proceeds of the Loan are to be utilized towards achievement of all milestones, as defined in the Preferred Stock Purchase Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding to Progentix. At March 31, 2010, the Company had advanced Progentix $3 million in accordance with the Loan Agreement. The Company has not provided additional financing to Progentix other than this contractually required amount.
     Also concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement dated January 13, 2009, as amended on December 30, 2009 (the Option Agreement), whereby NuVasive may be obligated (the Put Option), upon the achievement within a specified period of time of certain milestones by Progentix, to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders for an amount up to $45 million, payable in a combination of cash or NuVasive common stock, at NuVasive’s sole discretion, subject to certain adjustments (the Remaining Shares).

     NuVasive may also be obligated, in the event that Progentix achieves the milestones contemplated above and completes additional milestones and NuVasive achieves specified sales targets, within a specified time period, to make additional payments to the Progentix Shareholders, excluding NuVasive, of up to an aggregate total of $25 million, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion, subject to certain adjustments. NuVasive also has the right under the Option Agreement, as amended, to purchase the Remaining Shares (the Call Option) during a stated period of time of the Option Agreement (the Option Period) for an amount up to $35 million, payable in a combination of cash and NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments. In the event NuVasive achieves in excess of a specified annual sales run rate on Progentix products during the Option Period, NuVasive may be required to purchase the Remaining Shares for an amount up to $35 million. NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless earlier terminated in accordance with its terms.
     In accordance with revised authoritative guidance issued by the FASB, the Company has determined that Progentix is a variable interest entity (VIE) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered its primary beneficiary as NuVasive has both (1) the power to direct the economically significant activities of Progentix and (2) the obligation to absorb losses of, or the right to receive benefits from, Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.
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
     Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At March 31, 2010, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at March 31, 2010, the Company concluded it is not probable that the milestones will be met and that the Remaining Shares will become redeemable. The probability of redemption is reevaluated at each reporting period.
     Total assets and liabilities of Progentix as of March 31, 2010 included in the accompanying consolidated balance sheet are as follows (in thousands):

Total current assets	$254
Identifiable intangible assets, net	16,216
Goodwill	12,654
Accounts payable & accrued expenses	457
Other long-term liabilities	133
Deferred tax liabilities	3,333
Noncontrolling interests	13,247

4. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Reserves for accounts receivable and sales returns	$3,551	$4,163
Reserves for excess and obsolete inventory	5,531	5,075
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
5. Marketable Securities and Fair Value Measurements
     Marketable securities consist of corporate debt securities, U.S. government treasury securities and government sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. A decline in the market value of any marketable security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.
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
     The composition of marketable securities is as follows (in thousands):

	Contractual		Gross	Gross
	Maturity	Amortized	Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
March 31, 2010:
Classified as current assets:
U.S. government treasury securities	Less than 1	$22,974	$15	$—	$22,989
Securities of government-sponsored entities	Less than 1	68,408	2	—	68,410
Certificates of deposit	Less than 1	2,605	—	(12)	2,593
Corporate notes	Less than 1	6,364	—	(7)	6,357

Short-term marketable securities		100,351	17	(19)	100,349
Classified as non-current assets:
U.S. government treasury securities	1 to 1.5	8,047	—	(1)	8,046
Securities of government-sponsored entities	1 to 2	22,016	—	(3)	22,013

Total marketable securities at March 31, 2010		$130,414	$17	$(23)	$130,408

	Contractual		Gross	Gross
	Maturity		Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
December 31, 2009:
Classified as current assets
Certificates of deposit	Less than 1	$1,979	$—	$(6)	$1,973
Corporate notes	Less than 1	4,955	4	—	4,959
U.S. government treasury securities	Less than 1	27,963	24	(4)	27,983
Securities of government-sponsored entities	Less than 1	64,317	67	(20)	64,364

Short-term marketable securities		99,214	95	(30)	99,279
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	40,026	8	(66)	39,968

Total marketable securities at December 31, 2009		$139,240	$103	$(96)	$139,247

     As of March 31, 2010, the Company had no significant investment positions that were in an unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not use derivative financial instruments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
     The Company measures certain assets and liabilities in accordance with authoritative guidance which requires fair value measurements be classified and disclosed in one of the following three categories:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2010.
     The fair values of the Company’s assets and liabilities at March 31, 2010, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Marketable Securities:
U.S government treasury securities	$31,035	$31,035	$—	$—
Securities of government-sponsored entities	90,423	90,423	—	—
Corporate notes	6,357	6,357	—	—
Certificates of deposit	2,593	2,593	—	—

Total marketable securities at March 31, 2010	$130,408	$130,408	$—	$—

Contingent Consideration:
Long-term acquisition related liabilities	$(30,694)	$—	$—	$(30,694)

Contingent Consideration
     In connection with the acquisition of Cervitech®, Inc. (Cervitech) in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM® cervical total disc replacement device receives U.S. Food and Drug Administration (FDA) approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved at March 31, 2010, the estimated fair value of the contingent consideration remained unchanged from the $30.7 million recorded at December 31, 2009.
6. Convertible Senior Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% Convertible Senior Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company pays 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any notes not converted prior to March 15, 2013, the maturity date, will be paid in cash. The fair value, based on quoted market prices, of the outstanding notes at March 31, 2010 is approximately $275.9 million.
     The Notes are convertible into shares of the Company’s common stock, $0.001 par value per share, based on an initial conversion rate, subject to adjustment, of 22.3515 shares per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $44.74 per share). Holders may convert their notes at their option on any day up to and including the second scheduled trading day immediately preceding the Maturity Date. If a fundamental change to the Company’s business occurs, as defined in the Notes, holders of the Notes have the right to require that the Company repurchase the Notes, or a portion thereof, at the principal amount plus accrued and unpaid interest.
     In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock at an initial stock price of $44.74 per share, each of which is subject to adjustment. In addition, the Company sold to the Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the Warrants), subject to adjustment, at an initial strike price of $49.13 per share, subject to adjustment. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $14.0 million and was recorded as a reduction of additional paid-in capital. The impact of the Hedge is to raise the effective conversion price of the Notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the Notes). The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the Hedge. The Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the Warrants.
7. Net Income (Loss) Per Share
     Basic net income (loss) per share (EPS) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as the assumed vesting of outstanding unvested restricted stock units, options, and warrants. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$1,088	$(4,302)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	38,898	36,365
Dilutive potential common stock outstanding:
Stock options	1,050	—
Restricted stock units	113	—

Weighted average common shares outstanding for diluted	40,061	36,365

Basic and Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.03	$(0.12)

     The following outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Weighted stock options	3,117	3,084
Warrants	5,141	5,141
Convertible senior notes	5,141	5,141

Total	13,399	13,366

8. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Consolidated net income (loss)	$706	$(4,532)
Other comprehensive income (loss):
Unrealized loss on investments	(13)	(272)
Translation adjustments	(406)	(203)

Total consolidated comprehensive income (loss)	287	(5,007)
Plus: Net loss attributable to noncontrolling interests	382	230

Comprehensive income (loss) attributable to NuVasive, Inc.	$669	$(4,777)

9. Stock-Based Compensation
     The Company estimates the fair value of stock options granted to employees and shares issued under the Employee Stock Purchase Plan, or ESPP Plan, using a Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair value of stock awards granted in the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009

Stock Options
Volatility	47%	45%
Expected term (years)	4.5	4.4
Risk free interest rate	2.4%	1.6%
Expected dividend yield	0.0%	0.0%
ESPP
Volatility	50%	45%
Expected term (years)	1.3	1.3
Risk free interest rate	1.0%	3.1%
Expected dividend yield	0.0%	0.0%
     The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Sales, marketing and administrative expense	$5,680	$5,241
Research and development expense	754	1,441

Stock-based compensation expense	$6,434	$6,682

     Stock-based compensation for stock options and restricted stock units is recognized and amortized on an accelerated basis in accordance with authoritative guidance issued by the FASB.
10. Income Taxes
     The Company recorded income tax expense of $0.9 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. The effective tax rate for the three months ended March 31, 2010 was 55.1%, which is greater than the expected statutory rate of 35% primarily due to the composition of the taxable income or loss between the various global jurisdictions in which the Company conducts business.
     At March 31, 2010, the Company continues to record a full valuation allowance against its deferred tax assets, with limited exceptions for two foreign entities for which a valuation allowance has not been required.
11. Legal Proceedings
     UCLA Litigation
     The Company has been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs alleged the following causes of action: (i) breach of fiduciary duty; (ii) negligence; (iii) fraud; (iv) negligent misrepresentation; (v) negligent infliction of emotional distress; (vi) intentional infliction of emotional distress; (vii) intentional interference with human remains; (viii) negligent interference with human remains; (ix) violation of California Business and Professions Code Section 17200; and (x) injunctive and declaratory relief. The Company was dismissed from these lawsuits by the trial court. After a series of appeals regarding this dismissal, the California Court of Appeals affirmed the Company’s dismissal on April 7, 2010. Further appeals of this decision are possible.

     Medtronic Sofamor Danek USA, Inc. Litigation
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. Because of the number of patents involved, each side selected three patents to proceed with in the first phase of the litigation. Based on the granting of two reexamination requests filed by Medtronic, the Court has stayed two of NuVasive’s three asserted patents, leaving three Medtronic patents and one NuVasive patent in the first phase. The Medtronic Litigation is still in its early stages. A full schedule for the initial phase of the lawsuit, including a trial date for the patents included in the initial phase of the lawsuit, has not yet been set by the Court. NuVasive believes its own claims have merit and that Medtronic’s claims lack merit. As of March 31, 2010, the probability of a favorable outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.
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
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2009. We do not intend to update these forward looking statements to reflect future events or circumstances.
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
     Our MAS platform combines four categories of our product offerings:
•	NeuroVision® — a proprietary software-driven nerve avoidance system;
•	MaXcess® — a unique split-blade design retraction system providing enhanced surgical access to the spine;
•	Biologics — includes our FormaGraft® and Osteocel® line of products; and
•	Specialized implants — includes our SpheRx® and Armada tm pedicle screw systems, CoRoent® suite of implants, and several fixation systems.
     Our MAS platform, with the unique advantages provided by NeuroVision, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visibility and our NeuroVision system allows surgeons to avoid critical nerves. Certain insurance providers have stated a policy of not providing reimbursement for the XLIF procedure. NuVasive cannot offer definitive time frames nor final outcomes regarding reversal of the non-coverage policies, as the process is dictated by third-party insurance providers. To date, these policies have not materially impacted our operating results. On February 26, 2010, Aetna and United Healthcare changed their spinal surgery policy to include coverage for the eXtreme Lateral Interbody Fusion, or XLIF procedure, a reversal from their previous policy that labeled XLIF as experimental and investigational or unproven.
     In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent implants, as well as cervical plating and posterior fixation products. In 2009, we acquired Cervitech®, Inc. (Cervitech), a company focused on clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. In the first quarter of 2010, we submitted a premarket approval (PMA) application for U.S. Food and Drug Administration (FDA) approval for the PCM cervical disc system. Approval, if obtained, will further strengthen our cervical product offering and will enable us to continue our trend of increasing our market share. Our biologic offering includes FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion.
     In 2009 we purchased forty percent (40%) of the capital stock of Progentix Orthobiology, B.V. (Progentix), a company organized under the laws of the Netherlands, from existing shareholders for $10.0 million in cash. Progentix has as its objective the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix wishes to further extend the existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology.
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
     Through March 31, 2010, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products through a sales force comprised of exclusive independent sales agents and our own directly employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion in international sales efforts with the focus on both European and Asian markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
Results of Operations
Revenue

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$109,087	$80,008	$29,079	36.3%
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
Cost of Goods Sold, excluding amortization of purchased technology

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$19,443	$12,999	$6,444	49.6%
% of revenue	17.8%	16.2%
     Cost of goods sold consists of purchased goods, inventory-related costs and royalty expenses.

     The increase in cost of goods sold as a percentage of revenue for the three months ended March 31, 2010 compared to the same period in 2009 resulted primarily from the greater contribution to revenue from our lower margin biologic product line and international businesses. We expect cost of goods sold, as a percentage of revenue, to remain at or around 17% to 18% for the remainder of 2010.
Operating Expenses
Sales, Marketing and Administrative

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$74,661	$60,527	$14,134	23.4%
% of revenue	68.4%	75.7%
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
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including expenses that fluctuate with sales and expenses associated with investments in our infrastructure and headcount growth. As a percentage of revenue, sales, marketing and administrative expenses decreased for the three months ended March 31, 2010 compared to the same period in 2009 principally from leverage in our expenses due to the 36.3% growth in revenue for the three months ended March 31, 2010 compared to 2009.
     Costs based on revenue, such as sales force compensation and other direct costs related to the sales force and shipping costs, increased $11.2 million for the three months ended March 31, 2010, compared to the same period in 2009. The increases are fairly consistent with our increased revenue growth of 36.3% in the first three months of 2010 as compared to the same period in 2009. Total costs related to our sales force, as a percent of revenue, remained consistent at 31.2% for the three months ended March 31, 2010 and 2009.
     We also experienced increased costs as a result of overall Company growth and headcount additions in our marketing and administrative support functions. Marketing and administrative compensation and personnel costs increased $1.9 million for the three months ended March 31, 2010 compared to the same period in 2009. Depreciation expense related to our loaned instrument sets increased $0.8 million for the three months ended March 31, 2010 compared to the same period in 2009 due to higher capital levels of instrument sets used in surgeries. Facility, equipment and computer expenses increased by $1.4 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily as a result of continued headcount growth and increased facility costs to support the increasing number of shareowners (employees).
     These increases in expenses are partially offset by a decrease in acquisition related costs for the three months ended March 31, 2010 compared to the same period in 2009. We incurred approximately $1.9 million in acquisition related costs in connection with our investment in Progentix and acquisition of Cervitech in the three months ended March 31, 2009 with no comparable expense during the same period in 2010.
     On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease over time as we continue to see the leverage driven by continued revenue growth.
     Research and Development.

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$10,699	$8,586	$2,113	24.6%
% of revenue	9.8%	10.7%
     Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner (employee) related expenses.

     Expenses related to ongoing clinical trial and study related activities increased $1.1 million for the three months ended March 31, 2010 compared to the same period in 2009. In addition, compensation and other shareowner related expenses increased $0.6 million for the three months ended March 31, 2010 primarily due to increased headcount to support our product development and enhancement efforts. In addition, expenses increased $0.4 million during the three months ended March 31, 2010 as compared to 2009 as a result of expenses incurred in connection with a supply agreement related to the bone graft product being developed by Progentix. We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development and planned clinical trial activities.
Amortization of Intangible Assets

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$1,350	$1,336	$14	1.0%
% of total revenue	1.2%	1.7%
     Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.
Interest and Other Income, Net

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:
Interest income	$189	$732
Interest expense	(1,669)	(1,771)
Other income, net	117	44

Total interest and other income (expense), net	$(1,363)	$(995)	$(368)	(37.0%)

% of revenue	1.2%	1.2%
     Interest and other income (expense), net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s outstanding convertible senior notes. The net change in interest and other income (expense), net, in the periods presented is principally due to a decrease of $0.5 million in interest income resulting from lower balances in marketable securities in 2010, coupled with lower interest rates, as compared to the same period in 2009.
Income Tax Expense

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$865	$97	$768	791.8%
% of total revenue	0.8%	0.1%
     Our effective tax rate will fluctuate from period to period due to several factors including the operating results of our international operations. The effective tax rate for the three months ended March 31, 2010 was 55.1%, which is greater than the expected statutory rate of 35% primarily due to the composition of the taxable income or loss between the various global jurisdictions in which the Company conducts business.

Stock-Based Compensation

	March 31,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$5,680	$5,241
Research and development expense	754	1,441

Total stock-based compensation expense	$6,434	$6,682	$(248)	(3.7%)

% of revenue	5.9%	8.4%
     We recognize stock-based compensation expense on an accelerated basis in accordance with authoritative guidance, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular equity award within 12 months of its grant date.
Liquidity, Cash Flows and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of March 31, 2010, we had an accumulated deficit of approximately $188.6 million. To date, our operations have been funded primarily with proceeds from the sale of our securities. However, as a result of increased sales and profitability, we have begun to generate cash flows from operations, which will be used to finance our operating and capital expenditures.
     In March 2008, we issued $230.0 million principal amount of 2.25% Convertible Senior Notes due 2013 (the Notes). The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any notes not converted prior to March 15, 2013, the maturity date, will be paid in cash.
     Cash, cash equivalents and short-term and long-term marketable securities, was $208.1 million at March 31, 2010 and $204.7 million at December 31, 2009.
Cash Flows
     The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	March 31,
(dollars in thousands)	2010	2009
Three months ended:
Cash provided by operating activities	$9,138	$4,625
Cash provided by investing activities	89	6,717
Cash provided by financing activities	3,102	1,160
Effect of exchange rate changes on cash	(78)	(59)

Increase in cash and cash equivalents	$12,251	$12,443

Cash flows from operating activities
     Cash provided by operating activities was $9.1 million for the three months ended March 31, 2010, as compared to $4.6 million for the same period in 2009. As compared to the prior year, our profitability for the three months ended March 31, 2010 and the use of $12.9 million less cash to build inventory, offset by higher payments to shareowners and vendors, contributed to the increase in cash provided by operating activities for the three months ended March 31, 2010.
Cash flows from investing activities
     Cash provided by investing activities was $0.1 million for the three months ended March 31, 2010, as compared to $6.7 million for the same period in 2009. As compared to the prior year, the decrease in cash provided by investing activities primarily reflects the $23.8 million reduction of cash provided from the sale of marketable securities, offset by cash of $20.0 million paid in connection with the acquisition of the Osteocel product line from Osiris and the investment in Progentix in 2009.
Cash flows from financing activities
     Cash provided by financing activities was $3.1 million for the three months ended March 31, 2010, compared to $1.2 million for the same period in 2009. As compared to the prior year, the increase in cash provided by financing activities primarily reflects increased proceeds from the exercise of stock option awards, partially offset by an increase in long term other assets (cash used as collateral for letters of credit) for the three months ended March 31, 2010.
Liquidity
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and working capital requirements.
     We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and the expenditures associated with possible future acquisitions or other business combination transactions.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and there have been no material changes during the three months ended March 31, 2010.
New accounting requirements
     Effective January 1, 2010, we adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The adoption of this standard did not have an impact on our financial position or results of operations. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in our consolidating or deconsolidating current or future business arrangements.
Off-Balance Sheet Arrangements
     We have not engaged in any off-balance sheet activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to interest rate risk at March 31, 2010 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
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
     Foreign Currency Exchange Risk. To date, we have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Prior to 2009, a majority of our sales to international markets were to independent distributors in transactions conducted in U.S. dollars. Beginning in 2009, our sales in international markets, primarily Puerto Rico, the United Kingdom, Germany and Australia, are through local subsidiaries which sell directly to health care providers in local currencies. To date, we have not had any material exposure to foreign currency rate fluctuations.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2010. Based on such evaluation, our management has concluded that as of March 31, 2010, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as follows:
     We have been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege the following causes of action: (i) breach of fiduciary duty; (ii) negligence; (iii) fraud; (iv) negligent misrepresentation; (v) negligent infliction of emotional distress; (vi) intentional infliction of emotional distress; (vii) intentional interference with human remains; (viii) negligent interference with human remains; (ix) violation of California Business and Professions Code Section 17200; and (x) injunctive and declaratory relief. We were dismissed from these lawsuits by the trial court. After a series of appeals regarding this dismissal, the California Court of Appeals affirmed our dismissal on April 7, 2010. Further appeals of this decision are possible.
     As reported by us previously, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic), on August 18, 2008, filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California. In its current form, the lawsuit alleges that certain of NuVasive’s products or methods, including the XLIF procedure, infringe, or contribute to the infringement of, nine U.S. patents: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic (Medtronic Patents). Medtronic is seeking unspecified monetary damages and a court injunction against future infringement by NuVasive. NuVasive has answered the complaint denying the allegations, and filed counterclaims seeking dismissal of Medtronic’s complaint and a declaration that NuVasive has not infringed and currently does not infringe any valid claim of the Medtronic Patents. Additionally, NuVasive has made counterclaims against Medtronic seeking the following relief: (i) Medtronic being permanently enjoined from charging that NuVasive has infringed or is infringing the Medtronic Patents; (ii) a declaration that the Medtronic Patents are invalid; (iii) a declaration that the 5,860,973 and 5,772,661 patents are unenforceable due to inequitable conduct; and (iv) costs and reasonable attorneys’ fees.
     NuVasive filed an amended counterclaim on September 4, 2009, alleging that NuVasive’s U.S. Patent Nos. 7,207,949; 7,582,058; and 7,470,236 are being infringed by Medtronic’s NIM-Eclipse System and accessories and Quadrant products, and DLIF (Direct Lateral Interbody Fusion) surgical technique.
     Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The court determined to proceed only with patents selected by the asserting party that are not the subject of active reexamination proceedings. As a result, the initial phase of the case includes three Medtronic patents (5,860,973; 6,945,933; and 6,592,586) and one NuVasive patent (7,470,236). The Court, in an order dated April 1, 2010, provided a “Markman Order,” setting forth its interpretation of the asserted claims of the patents included in the initial phase of the case. This initial phase of the case remains in a discovery phase. A full schedule for the initial phase of the lawsuit, in view of the Court’s Markman Order of April 1, 2010, and including a trial date for the patents included in the initial phase of the lawsuit, has not yet been set by the Court.

Item 1A.	Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 (the Risk Factors), to which there have been no material changes, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 5.	Other Information
Other Events
     On April 26, 2010, Jeff Rydin, our Executive Vice President, Sales, Americas, adopted a stock trading plan for trading in

NuVasive’s common stock, currently held or issuable upon the exercise of stock options, in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934. Mr. Rydin will file Forms 4 evidencing sales under his stock trading plan as required under Section 16 of the Securities Exchange Act of 1934. This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by a person while in possession of material nonpublic information. Consistent with Rule 10b5-1, NuVasive’s insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans. Pursuant to the stock trading plan adopted by Mr. Rydin, in July 2010, he will sell up to 5,343 shares if the stock is above a prearranged minimum price. Under Mr. Rydin’s plan, the plan’s agent will undertake to sell specified numbers of shares if the stock trades above the prearranged minimum prices. Mr. Rydin will have no control over the timing of any sales under the plan and there is no assurance that any shares will be sold. Sales under Mr. Rydin’s plan will take effect and expire in July 2010.

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
Date: May 7, 2010

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: May 7, 2010

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