Form 10-K/A
period 2009-12-31
NUVASIVE INC
filed 2010-05-26
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 000-50744
NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7475 Lusk Boulevard,	92121
San Diego, California
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(858) 909-1800
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
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

EXPLANATORY NOTE
          On February 26, 2010, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We received certain comments in connection with our confidential treatment request for Exhibits 10.53 and 10.54 and we are re-filing such exhibits. We have made no further changes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update the disclosures and information contained in the Form 10-K in any way other than described in this paragraph.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EX-10.53
EX-10.54
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
(3)	Exhibits. See subsection (b) below.
(b)	Exhibits. The following exhibits are filed as part of this report:

Exhibit
Number	Description
2.1	Asset Purchase Agreement, dated May 8, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

2.2†	Amendment to Asset Purchase Agreement, dated September 30, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)

2.3	Amendment No. 2 to Asset Purchase Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

2.4†	Share Purchase Agreement, by and among NuVasive, Inc. and the stockholders of Cervitech, Inc., as listed therein, dated April 22, 2009 (incorporated by reference to our Registration Statement on Form S-3 (File No. 333-159098) filed with the Securities and Exchange Commission (the “Commission”) on May 8, 2009)

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)

4.1	Second Amended and Restated Investors’ Rights Agreement, dated July 11, 2002, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

4.2	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated June 19, 2003, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

4.3	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated February 5, 2004, by and among NuVasive, Inc. and the other parties named therein (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

Exhibit
Number	Description
4.4	Registration Rights Agreement, dated as of August 4, 2005, between NuVasive, Inc. and Pearsalls Limited (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2005)

4.5	Registration Rights Agreement Termination Agreement, dated as of September 26, 2006, between NuVasive, Inc. and Pearsalls Limited (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 29, 2006)

4.6	Indenture, dated March 7, 2008, between the NuVasive Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.7	Form of 2.25% Convertible Senior Note due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.8	Registration Rights Agreement, dated March 7, 2007, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.9	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)

10.1#	1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.2#	Form of Notice of Grant of Stock Option under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.3#	Form of Stock Option Agreement under our 1998 Stock Option/Stock Issuance Plan, and form of addendum thereto (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.4#	Form of Stock Purchase Agreement under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.5#	Form of Stock Issuance Agreement under our 1998 Stock Option/Stock Issuance Plan (incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004)

10.6#	Form of Stock Issuance Agreement under our 1998 Stock Option/Stock Issuance Plan, dated April 21, 2004, and May 4, 2004 (incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on May 11, 2004)

10.7#	2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.8#	Form of Stock Option Award Notice under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.9#	Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004).

10.10#*	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan

10.11#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.12#	Amendment No. 1 to 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)

10.13#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 8, 2008)

10.14#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Keith C. Valentine (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.15#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.16#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Patrick Miles (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

Exhibit
Number	Description
10.17#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Jeffrey P. Rydin (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.18#	Compensation Letter Agreement, dated August 5, 2008, between NuVasive, Inc. and Jason M. Hannon (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

10.19#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

10.20#	Amendment No. 2 to Compensation Letter Agreement, dated August 5, 2009, between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 6, 2009)

10.21#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Keith C. Valentine (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

10.22#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

10.23#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Patrick Miles (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

10.24#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Jeffrey P. Rydin (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

10.25#	Amendment to Compensation Letter Agreement, dated December 10, 2008, between NuVasive, Inc. and Jason M. Hannon (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 2, 2009)

10.26#*	Compensation Letter Agreement, dated November 4, 2009, between NuVasive, Inc. and Pat Miles

10.27#*	Compensation Letter Agreement, dated November 4, 2009, between NuVasive, Inc. and Jeff Rydin

10.28#*	Compensation Letter Agreement, dated December 28, 2009, between NuVasive, Inc. and Jason Hannon

10.29#*	Offer Letter Agreement, dated October 19, 2009, between NuVasive, Inc. and Michael Lambert

10.30#*	Compensation Letter Agreement, dated February 24, 2010, between NuVasive, Inc. and Michael Lambert

10.31#	Severance Agreement, dated September 2, 2009, between NuVasive, Inc. and Kevin C. O’Boyle (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 6, 2009)

10.32#	Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.33	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004)

10.34#	Description of 2008 annual salaries and annual stock grants for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 11, 2008.

10.35#	Summary of the 2008 bonus payments to our Chief Executive Officer, our Chief Financial Officer and our other named executive officers incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 29, 2008.

10.36#	Description of 2009 annual salaries and annual stock grants for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 8, 2009)

10.37	Customer Agreement, dated as of June 27, 2007, by and between NuVasive, Inc. and International Business Machines Corporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 8, 2007)

10.38	IBM Global Services Agreement, dated as of June 27, 2007, by and between NuVasive, Inc. and International Business Machines Corporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on August 8, 2007)

10.39	Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on November 8, 2007)

10.40	Purchase Agreement, dated March 3, 2008, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

Exhibit
Number	Description
10.41	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.42	Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.43	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.44	Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.45	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.46	Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.47	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.48	Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.49	Form of Voting Agreement, dated May 8, 2008, by and among each of Peter Friedli, Venturetec, Inc., U.S. Venture 05, Inc., Joyce, Ltd. and C Randal Mills, Ph.D, and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008)

10.50†	Manufacturing Agreement, dated July 24, 2008 by and between the Company and Osiris Therapeutics, Inc. incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 8, 2008.

10.51†	Amendment to Manufacturing Agreement, dated September 30, 2008, by and between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)

10.52	Amendment No. 3 to Manufacturing Agreement, dated March 25, 2009, between the Company and Osiris Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.53†**	Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto

10.54†**	Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto

10.55†	Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

21.1*	List of subsidiaries of NuVasive, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

†	Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. We have filed separately with the Commission an unredacted copy of the exhibit.

#	Indicates management contract or compensatory plan.

*	Previously filed.

**	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.
By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2010

By:	/s/ Michael J. Lambert
Michael J. Lambert
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 25, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexis V. Lukianov Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	May 25, 2010

/s/ Michael J. Lambert Michael J. Lambert	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2010

* Jack R. Blair	Director	May 25, 2010

* Peter C. Farrell	Director	May 25, 2010

* Robert J. Hunt	Director	May 25, 2010

* Lesley H. Howe	Director	May 25, 2010

* Eileen M. More	Director	May 25, 2010

* Richard Treharne	Director	May 25, 2010

By:	/s/ Michael J. Lambert
Michael J. Lambert
Attorney-in-Fact