Form 10-Q
period 2010-06-30
NUVASIVE INC
filed 2010-08-06
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, there were 39,384,692 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,513	$65,413
Short-term marketable securities	111,666	99,279
Accounts receivable, net	68,230	58,462
Inventory	93,106	90,191
Prepaid expenses and other current assets	3,768	3,757

Total current assets	344,283	317,102
Property and equipment, net	89,801	82,602
Long-term marketable securities	34,046	39,968
Intangible assets, net	100,833	103,338
Goodwill	101,938	101,938
Other assets	14,781	7,872

Total assets	$685,682	$652,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,337	$33,302
Accrued payroll and related expenses	13,088	19,111
Royalties payable	2,484	2,334

Total current liabilities	53,909	54,747
Convertible senior notes	230,000	230,000
Long-term acquisition related liabilities	30,876	30,694
Other long-term liabilities	27,810	27,528
Commitments and contingencies
Noncontrolling interests	12,714	13,629
Stockholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized, 39,344 and 38,774 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	39	39
Additional paid-in capital	513,072	485,757
Accumulated other comprehensive income (loss)	(849)	126
Accumulated deficit	(181,889)	(189,700)

Total stockholders’ equity	330,373	296,222

Total liabilities and stockholders’ equity	$685,682	$652,820

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$119,584	$88,481	$228,671	$168,490
Cost of goods sold, excluding amortization of purchased technology	21,014	14,235	40,457	27,234

Gross profit	98,570	74,246	188,214	141,256
Operating expenses:
Sales, marketing and administrative	77,726	60,274	152,387	120,801
Research and development	11,205	8,178	21,904	16,764
Amortization of intangible assets	1,355	1,372	2,705	2,708

Total operating expenses	90,286	69,824	176,996	140,273

Interest income	178	383	367	1,115
Interest expense	(1,668)	(2,060)	(3,337)	(3,830)
Other income (expense), net	(30)	93	87	135

Total interest and other income (expense), net	(1,520)	(1,584)	(2,883)	(2,580)

Income (loss) before income tax expense	6,764	2,838	8,335	(1,597)
Income tax expense	574	526	1,439	623

Consolidated net income (loss)	$6,190	$2,312	$6,896	$(2,220)

Net loss attributable to noncontrolling interests	$(533)	$(453)	$(915)	$(683)

Net income (loss) attributable to NuVasive, Inc.	$6,723	$2,765	$7,811	$(1,537)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic net income (loss) per share	$0.17	$0.07	$0.20	$(0.04)

Diluted net income (loss) per share	$0.17	$0.07	$0.19	$(0.04)

Weighted average shares outstanding:
Basic	39,242	36,910	39,071	36,639

Diluted	40,694	38,301	40,383	36,639

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Consolidated net income (loss)	$6,896	$(2,220)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,065	12,811
Stock-based compensation	13,983	12,999
Allowance for excess and obsolete inventory	906	2,038
Allowance for doubtful accounts and sales return reserves, net of write-offs	(1,007)	1,290
Other non-cash adjustments	2,773	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,514)	2,221
Inventory	(4,258)	(19,939)
Prepaid expenses and other current assets	(1,397)	(694)
Accounts payable and accrued liabilities	4,588	332
Accrued payroll and related expenses	(5,574)	(1,272)

Net cash provided by operating activities	25,461	7,566
Investing activities:
Cash paid for acquisitions and investments	—	(44,055)
Purchases of property and equipment	(22,059)	(12,440)
Purchases of marketable securities	(95,015)	(29,678)
Sales of marketable securities	88,028	76,270

Net cash used in investing activities	(29,046)	(9,903)
Financing activities:
Issuance of common stock	11,963	6,297
Tax benefits related to stock-based compensation awards	1,369	—
Other assets	(7,481)	—

Net cash provided by financing activities	5,851	6,297

Effect of exchange rate changes on cash	(166)	48

Increase in cash and cash equivalents	2,100	4,008
Cash and cash equivalents at beginning of period	65,413	132,318

Cash and cash equivalents at end of period	$67,513	$136,326

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
     The Company loans its MAS systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. In addition, NeuroVision®, MaXcess® and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include CoRoent® and fixation devices such as rods, plates and screws. Implants and disposables are shipped from the Company’s inventories. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and NeuroVision systems to hospitals.
     The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.
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
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2009 and for the six months ended June 30, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts and transactions have been eliminated in consolidation.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in NuVasive’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Reclassifications
     Certain reclassifications have been made to the prior year consolidated balance sheet to conform to the current year presentation.

Business Combinations
     In accordance with authoritative guidance for business combinations, goodwill and other long-term liabilities on the December 31, 2009 condensed consolidated balance sheet have been retrospectively adjusted to reflect the finalization of the purchase price allocation for assets and liabilities acquired from Cervitech®, Inc. (Cervitech) in May 2009 (Note 3).
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
Fair Value Measurements Disclosures
     Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the rollforward of activity. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the rollforward activity in Level 3 fair value measurements. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.
3. Cervitech® Inc. Acquisition
     On May 8, 2009 (the Closing Date), the Company completed the purchase of all of the outstanding shares of Cervitech, a Delaware corporation, for an initial payment of approximately $49 million consisting of cash totaling approximately $25 million and the issuance of 638,261 shares of NuVasive common stock to certain stockholders of Cervitech. Cervitech, a New Jersey based company, is focused on the clinical approval of the PCM® cervical disc system, a motion preserving total disc replacement device in the United States. This acquisition allows NuVasive the potential to accelerate its entry into the growing mechanical cervical disc replacement market. In addition to the initial payment, the Company may be obligated to make an additional milestone payment of $33 million if the U.S. Food and Drug Administration (FDA) issues an approval order allowing the commercialization of Cervitech’s PCM device in the United States with an intended use for treatment of degenerative disc disease. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at the Company’s discretion. The fair value of the contingent consideration at the Closing Date was determined to be $29.7 million using a probability-weighted discounted cash flow model with the key assumptions being the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved.

     The assets and liabilities of Cervitech were recorded at their respective acquisition date estimated fair values, and identifiable intangible assets were recorded at fair value. As previously disclosed, the preliminary allocation of the estimated purchase price was based on management’s preliminary valuation of the fair value of tangible assets, intangible assets and in-process research and development acquired and liabilities assumed as of the Closing Date and such estimates were subject to revision. During May 2010, the Company finalized the purchase accounting adjustments to account for facts related to deferred tax assets and liabilities acquired that existed at the Closing Date. Accordingly, the Company reduced the amount of Goodwill recorded on the acquisition of Cervitech by $0.9 million retrospectively to the Closing Date as follows (in thousands):

	Initial	Purchase	Revised
	Estimate of	Price	Estimate of
	Fair Value	Adjustments	Fair Value

Goodwill	$55,443	$(945)	$54,498
Deferred income tax liabilities, net	$13,560	$945	$12,615
     The final allocation of the purchase price at December 31, 2009 is presented in the following table (in thousands):

	Estimated	Estimated Useful
	Fair Value	Life
Total current assets	$1,233	—
Property, plant and equipment	59	—
Developed technology	700	14 years
Non-compete agreement	100	2 years
Trade name	700	10 years
In-process research and development	34,800	14 years
Goodwill	54,498
Current liabilities	(483)
Deferred income tax liabilities	(12,615)

Total estimated purchase price allocation	$78,992

     Of the total $79.0 million purchase price, $34.8 million and $54.5 million was allocated to in-process research and development (IPR&D) and goodwill, respectively, based on management’s valuation of the fair value of the assets acquired and liabilities assumed on the date of acquisition. The IPR&D, which has been capitalized as an indefinite-lived asset, relates to the future commercialization of Cervitech’s PCM device in the United States with an intended use for treatment of degenerative disc disease. The Company submitted a premarket approval (PMA) application for FDA approval for the PCM device in the first quarter of 2010, for which an approval date is not predictable. At June 30, 2010, the estimated remaining costs to reach FDA approval for this device is approximately $1.5 million. Goodwill totaling $54.5 million represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and is due primarily to increased market penetration from future products and customers and synergies expected from combining the PCM device with the Company’s existing development of motion preservation systems. This acquisition was nontaxable and, as a result, there is no tax basis in goodwill. Accordingly, none of the goodwill associated with the Cervitech acquisition is deductible for tax purposes. For the three and six months ended June 30, 2009, the Company’s consolidated results of operations include acquisition-related expenses incurred in connection with the Cervitech acquisition of $0.5 million and $1.2 million, respectively, which are included in sales, marketing and administrative expenses.
4. Investment in Progentix Orthobiology, B.V.
     In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). The proceeds of the Loan are to be utilized towards achievement of all milestones, as defined in the Preferred Stock Purchase Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding to Progentix. At June 30, 2010, the Company had advanced Progentix $4 million in accordance with the Loan Agreement. The Company has not provided additional financing to Progentix other than this contractually required amount.
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

     NuVasive may also be obligated, in the event that Progentix achieves the milestones specified in the agreements and completes additional milestones and NuVasive achieves specified sales targets, within a specified time period, to make additional payments to the Progentix Shareholders, excluding NuVasive, of up to an aggregate total of $25 million, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion, subject to certain adjustments. NuVasive also has the right under the Option Agreement, as amended, to purchase the Remaining Shares (the Call Option) during a stated period of time of the Option Agreement (the Option Period) for an amount up to $35 million, payable in a combination of cash and NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments. In the event NuVasive achieves in excess of a specified annual sales run rate on Progentix products during the Option Period, NuVasive may be required to purchase the Remaining Shares for an amount up to $35 million. NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless terminated earlier in accordance with its terms.
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
     Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At June 30, 2010, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at June 30, 2010, the Company concluded it is not probable that the milestones will be met and that the Remaining Shares will therefore become redeemable. The probability of redemption is reevaluated at each reporting period.
     Total assets and liabilities of Progentix as of June 30, 2010 included in the accompanying consolidated balance sheet are as follows (in thousands):

Total current assets	$464
Identifiable intangible assets, net	16,075
Goodwill	12,654
Accounts payable & accrued expenses	295
Other long-term liabilities	188
Deferred tax liabilities	3,338
Noncontrolling interests	12,714

5. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Reserves for accounts receivable and sales returns	$3,192	$4,163
Reserves for excess and obsolete inventory	5,151	5,075
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
6. Marketable Securities and Fair Value Measurements
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
     The composition of marketable securities is as follows (in thousands):

	Contractual		Gross	Gross
	Maturity	Amortized	Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value

June 30, 2010:
Classified as current assets:
U.S. government treasury securities	Less than 1	$29,023	$21	$—	$29,044
Securities of government-sponsored entities	Less than 1	73,934	49	(2)	73,981
Certificates of deposit	Less than 1	2,311	1	(4)	2,308
Corporate notes	Less than 1	6,332	2	(1)	6,333

Short-term marketable securities		111,600	73	(7)	111,666
Classified as non-current assets:
Securities of government-sponsored entities	1 to 2	34,009	39	(2)	34,046

Total marketable securities at June 30, 2010		$145,609	$112	$(9)	$145,712

	Contractual		Gross	Gross
	Maturity		Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value

December 31, 2009:
Classified as current assets:
Certificates of deposit	Less than 1	$1,979	$—	$(6)	$1,973
Corporate notes	Less than 1	4,955	4	—	4,959
U.S. government treasury securities	Less than 1	27,963	24	(4)	27,983
Securities of government-sponsored entities	Less than 1	64,317	67	(20)	64,364

Short-term marketable securities		99,214	95	(30)	99,279
Classified as non-current assets:
Securities of government-sponsored entities	1 to 2	40,026	8	(66)	39,968

Total marketable securities at December 31, 2009		$139,240	$103	$(96)	$139,247

     As of June 30, 2010, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial instruments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2010.
     The fair values of the Company’s assets and liabilities at June 30, 2010, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)

Marketable Securities:
U.S. government treasury securities	$29,044	$29,044	$—	$—
Securities of government-sponsored entities	108,027	108,027	—	—
Corporate notes	6,333	6,333	—	—
Certificates of deposit	2,308	2,308	—	—

Total marketable securities at June 30, 2010	$145,712	$145,712	$—	$—

Contingent Consideration:
Long-term acquisition related liabilities	$(30,876)	$—	$—	$(30,876)

Contingent Consideration
     In connection with the acquisition of Cervitech in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM® cervical total disc replacement device receives U.S. Food and Drug Administration (FDA) approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration increased to $30.9 million at June 30, 2010, resulting in a charge to sales, marketing and administrative expense during the three and six months ended June 30, 2010 totaling $0.2 million.
7. Convertible Senior Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% Convertible Senior Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company pays 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any notes not converted prior to March 15, 2013, the maturity date, will be paid in cash. The fair value, based on quoted market prices, of the outstanding notes at June 30, 2010 is approximately $245.0 million.
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
     In connection with the offering of the Notes, the Company entered into convertible note hedge transactions (the Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock at an initial stock price of $44.74 per share, each of which is subject to adjustment. In addition, the Company sold to the Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the Warrants), subject to adjustment, at an initial strike price of $49.13 per share. The cost of the Hedge that was not covered by the proceeds from the sale of the Warrants was approximately $14.0 million and was recorded as a reduction of additional paid-in capital. The impact of the Hedge is to raise the effective conversion price of the Notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the Notes). The Hedge is expected to reduce the potential equity dilution upon conversion of the Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the Hedge. The Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the Warrants.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income (loss) attributable to NuVasive, Inc.	$6,723	$2,765	$7,811	$(1,537)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding for basic	39,242	36,910	39,071	36,639
Dilutive potential common stock outstanding:
Stock options, ESPP and restricted stock units	1,452	1,391	1,312	—

Weighted average common shares outstanding for diluted	40,694	38,301	40,383	36,639

Basic net income (loss) per share attributable to NuVasive, Inc.	$0.17	$0.07	$0.20	$(0.04)

Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.17	$0.07	$0.19	$(0.04)

     The following outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Weighted stock options and RSUs	1,483	3,130	2,885	3,112
Warrants	5,141	5,141	5,141	5,141
Convertible senior notes	5,141	5,141	5,141	5,141

Total	11,765	13,412	13,167	13,394

9. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Consolidated net income (loss)	$6,190	$2,312	$6,896	$(2,220)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	108	(27)	95	(299)
Translation adjustments	(665)	665	(1,071)	462

Total consolidated comprehensive income (loss)	5,633	2,950	5,920	(2,057)
Plus: Net loss attributable to noncontrolling interests	(533)	(453)	(915)	(683)

Comprehensive income (loss) attributable to NuVasive, Inc.	$6,166	$3,403	$6,835	$(1,374)

10. Stock-Based Compensation
     The Company estimates the fair value of stock options granted to employees and shares issued under the Employee Stock Purchase Plan, or ESPP Plan, using a Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair value of stock awards granted in the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock Options
Volatility	48%	47%	47%	45%
Expected term (years)	4.5	3.4	4.5	4.3
Risk free interest rate	2.0%	1.4%	2.4%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
ESPP
Volatility	54%	47%	52%	46%
Expected term (years)	1.3	1.6	1.3	1.4
Risk free interest rate	0.9%	0.2%	0.9%	0.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Sales, marketing and administrative expense	$6,672	$5,243	$12,352	$10,484
Research and development expense	877	1,074	1,631	2,515

Stock-based compensation expense	$7,549	$6,317	$13,983	$12,999

     Stock-based compensation for stock options and restricted stock units is recognized and amortized on an accelerated basis in accordance with authoritative guidance issued by the FASB.
11. Income Taxes
     The Company recorded income tax expense of $0.6 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the six months ended June 30, 2010 was 17.2%, which is based on an estimate of the Company’s annual effective income tax rate. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2010 is expected to be lower than the U.S. federal statutory rate of 35% primarily due to the availability of net operating loss carry forwards to offset 2010 taxable income.
     At June 30, 2010, the Company continues to record a full valuation allowance against its deferred tax assets, with limited exceptions for two foreign entities for which a valuation allowance has not been required.
12. Legal Proceedings
     UCLA Litigation
     The Company has been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs alleged the following causes of action: (i) breach of fiduciary duty; (ii) negligence; (iii) fraud; (iv) negligent misrepresentation; (v) negligent infliction of emotional distress; (vi) intentional infliction of emotional distress; (vii) intentional interference with human remains; (viii) negligent interference with human remains; (ix) violation of California Business and Professions Code Section 17200; and (x) injunctive and declaratory relief. The Company was dismissed from these lawsuits by the trial court. After a series of appeals regarding this dismissal, the California Court of Appeals affirmed the Company’s dismissal on April 7, 2010. The California Supreme Court recently denied Plaintiffs’ petition for review. As a result, the Company is fully dismissed from the lawsuits and no further appeals of this decision are possible.
     Medtronic Sofamor Danek USA, Inc. Litigation
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. Because of the number of patents involved, each side selected three patents to proceed with in the first phase of the litigation. Based on the granting of two reexamination requests filed by Medtronic, the Court has stayed two of NuVasive’s three asserted patents, leaving three Medtronic patents and one NuVasive patent in the first phase. The Court issued its claim interpretation order interpreting the patents in the first phase on April 1, 2010, in which NuVasive prevailed on several important disputes thereby improving NuVasive’s position with regard to the asserted Medtronic patents and as to the asserted NuVasive patent. The first phase of the case is presently in a discovery phase, and a trial on the four patents in the first phase is scheduled to commence on May 10, 2011. NuVasive believes its own claims have merit and that Medtronic’s claims lack merit. As of June 30, 2010, the probability of a favorable outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.
     Trademark Infringement Litigation
     In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP is seeking cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s valuation of the “NeuroVision” mark. NuVasive intends to vigorously pursue defense of the claims, and on November 23, 2009, denied the allegations in the NMP’s complaint and filed a counterclaim against NMP for unfair competition and declaratory relief. The case is pending in the United States District Court, and the case is currently set for trial in September 2010. As of June 30, 2010, the probability of a favorable outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.

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
     Our MAS platform, with the unique advantages provided by NeuroVision, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visibility and our NeuroVision system allows surgeons to avoid critical nerves. Certain insurance providers have stated a policy of not providing reimbursement for the XLIF procedure. NuVasive cannot offer definitive time frames nor final outcomes regarding reversal of the non-coverage policies, as the process is dictated by third-party insurance providers. To date, we have not experienced lack of payment for our procedures. On February 26, 2010, Aetna and United Healthcare changed their spinal surgery policy to include coverage for the eXtreme Lateral Interbody Fusion, or XLIF procedure, a reversal from their previous policy that labeled XLIF as experimental and investigational or unproven.
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
     In 2009 we purchased forty percent (40%) of the capital stock of Progentix Orthobiology, B.V. (Progentix), a company organized under the laws of the Netherlands, from existing shareholders for $10.0 million in cash. Progentix is studying the development and exploitation of knowledge and products in the field of bone defects and the recovery of bone tissue in general. Progentix seeks to further extend its existing knowledge and patent position in the field of Osteoinductive Bone Graft Material Technology.
     We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion.
     The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue in the near term. We loan our NeuroVision systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures; there are no minimum purchase requirements of disposables and implants related to these loaned surgical instruments. In addition, we place NeuroVision, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We recognize revenue for disposables or implants used upon receiving acknowledgement of a purchase order from the hospital indicating product use or implantation. In addition, we sell a small number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.
     Through June 30, 2010, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products through a sales force comprised of exclusive independent sales agents and our own directly employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are expanding our international sales efforts with the focus on both European and Asian markets. We expect our international sales force to be made up of a combination of distributors and direct sales personnel.
Results of Operations
Revenue

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$119,584	$88,481	$31,103	35.2%
Six months ended	$228,671	$168,490	$60,181	35.7%
     For the six months ended June 30, 2010 compared to the same period in 2009, the 35.7 % increase in revenue is due primarily to continued market acceptance of our products within our MAS® platform, which includes our NeuroVision®, implant, biologic and disposable offerings, as well as an increase in market penetration in our international markets. For the three months ended June 30, 2010 compared to the same period in 2009, the 35.2 % increase in revenue is due to substantially the same increases by product offerings as that observed in the six month period. The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions has contributed to strong revenue growth. We expect revenue to continue to increase, which can be attributed to the continued adoption of our XLIF procedure and deeper penetration into existing accounts as our sales force executes on the strategy of selling the full mix of our products.

Cost of Goods Sold, excluding amortization of purchased technology

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$21,014	$14,235	$6,779	47.6%
% of revenue	17.6%	16.1%
Six months ended	$40,457	$27,234	$13,223	48.6%
% of revenue	17.7%	16.2%
     Cost of goods sold consists of purchased goods, inventory-related costs and royalty expenses.
     The increase in cost of goods sold as a percentage of revenue for the six months ended June 30, 2010 compared to the same period in 2009 resulted primarily from the greater contribution to revenue from our lower margin biologic product line and international businesses. We expect cost of goods sold, as a percentage of revenue, to be approximately 17.5% for the remainder of 2010.
Operating Expenses
Sales, Marketing and Administrative

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$77,726	$60,274	$17,452	29.0%
% of revenue	65.0%	68.1%
Six months ended	$152,387	$120,801	$31,586	26.1%
% of revenue	66.6%	71.7%
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
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including expenses that fluctuate with sales and expenses associated with investments in our infrastructure and headcount growth. As a percentage of revenue, sales, marketing and administrative expenses decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 principally from operating leverage in our expenses relative to the 35.2% and 35.7% growth in revenue for the three and six months ended June 30, 2010, respectively.
     Costs based on revenue, such as sales force compensation and other direct costs related to the sales force, shipping costs and depreciation expense related to our surgical instrument sets increased $11.6 million and $23.2 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increases are reasonably consistent with our increased revenue growth for the three and six months ended June 30, 2010 as compared to the same periods in 2009. Total costs related to our sales force, as a percent of revenue, decreased to 29.0% from 29.8% for the three months ended June 30, 2010 compared to the same period in 2009.
     We also experienced increased costs as a result of overall Company growth and headcount additions in our marketing and administrative support functions. Marketing and administrative compensation and related costs increased $3.6 million and $5.9 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Stock-based compensation increased $1.4 million and $1.9 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 primarily related to an increase in stock-based awards granted to shareowners (employees) associated with the continued increase in headcount. These increases in expenses are partially offset by decreases of approximately $0.4 million and $2.3 million in acquisition-related costs during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, attributable to expenses incurred in connection with our investment in Progentix and acquisition of Cervitech in the three and six months ended June 30, 2009 with no comparable expense during the same periods in 2010.

     In addition to the items discussed above, legal expenses increased $1.8 million and $2.5 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, resulting primarily from increased non-Medtronic related litigation activity. These increased expenses were partially offset by the recovery of an international receivable in the amount of $0.5 million and $1.5 million in the three and six months ended June 30, 2010, respectively, which had previously been reserved for in the first half of 2009.
     On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease over time as we continue to see the leverage driven by continued revenue growth.
Research and Development

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended	$11,205	$8,178	$3,027	37.0%
% of revenue	9.4%	9.2%
Six months ended	$21,904	$16,764	$5,140	30.7%
% of revenue	9.6%	9.9%
     Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner (employee) related expenses.
     Expenses related to ongoing clinical trial and study related activities designed to demonstrate the value of our emerging and existing technologies increased $1.3 million and $2.4 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. In addition, compensation and other shareowner related expenses increased $0.9 million and $1.5 million for the three and six months ended June 30, 2010, respectively, primarily due to increased headcount to support our product development and enhancement efforts. In addition, expenses increased $0.4 million and $0.8 million during the three and six months ended June 30, 2010, respectively, as compared to 2009 as a result of expenses incurred in connection with a supply agreement related to the bone graft product being developed by Progentix. We expect research and development costs to continue to increase in absolute dollars for the foreseeable future in support of our ongoing development and planned clinical trial and study related activities.
Amortization of Intangible Assets

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$1,355	$1,372	$(17)	(1.2%)
% of total revenue	1.1%	1.6%
Six months ended:	$2,705	$2,708	$(3)	(0.1%)
% of total revenue	1.2%	1.6%
     Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. Although amortization expense for the three and six months ended June 30, 2010 compared to the same periods in 2009 remained relatively constant, we expect expenses recorded in connection with the amortization of intangible assets to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.

Interest and Other Income, Net

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:
Interest income	$178	$383
Interest expense	(1,668)	(2,060)
Other income (expense), net	(30)	93

Total interest and other income (expense), net	$(1,520)	$(1,584)	$64	4.0%

% of revenue	1.3%	1.8%

Six months ended:
Interest income	$367	$1,115
Interest expense	(3,337)	(3,830)
Other income, net	87	135

Total interest and other income (expense), net	$(2,883)	$(2,580)	$(303)	(11.7%)

% of revenue	1.3%	1.5%
     Interest and other income (expense), net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s outstanding convertible senior notes. The net change in interest and other income (expense), net, in the periods presented is principally due to a decrease of $0.2 million and $0.7 million in interest income earned in the three and six months ended June 30, 2010, respectively, resulting principally from lower interest rates in 2010 as compared to the same periods in 2009.
Income Tax Expense

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$574	$526	$48	9.1%
% of total revenue	0.5%	0.6%
Six months ended:	$1,439	$623	$816	131.0%
% of total revenue	0.6%	0.4%
     Our effective income tax rate will fluctuate from period to period due to several factors including the operating results of our international operations. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The effective income tax rate for the six months ended June 30, 2010 was 17.2%, which is based on an estimate of the Company’s annual effective income tax rate, and is lower than the U.S. federal statutory rate of 35% primarily due to the availability of net operating loss carry forwards to offset 2010 taxable income.
Stock-Based Compensation

	June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$6,672	$5,243
Research and development expense	877	1,074

Total stock-based compensation expense	$7,549	$6,317	$1,232	19.5%

% of revenue	6.3%	7.1%

Six months ended:
Sales, marketing and administrative expense	$12,352	$10,484
Research and development expense	1,631	2,515

Total stock-based compensation expense	$13,983	$12,999	$984	7.6%

% of revenue	6.1%	7.7%

     We recognize stock-based compensation expense on an accelerated basis in accordance with authoritative guidance, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular equity award within 12 months of its grant date. The increase in stock-based compensation in the periods presented is primarily related to an increase in stock-based awards granted to shareowners associated with the continued increase in headcount.
Liquidity, Cash Flows and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of June 30, 2010, we had an accumulated deficit of approximately $181.9 million. To date, our operations have been funded primarily with proceeds from the sale of our securities. However, as a result of increased sales and profitability, we have begun to generate cash flows from operations, which will be used to finance our operating and capital expenditures.
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
     Cash, cash equivalents and short-term and long-term marketable securities, was $213.2 million at June 30, 2010 and $204.7 million at December 31, 2009.
Cash Flows
     The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009	$ Change
Cash provided by operating activities	$25,461	$7,566	$17,895
Cash used in investing activities	(29,046)	(9,903)	(19,143)
Cash provided by financing activities	5,851	6,297	(446)
Effect of exchange rate changes on cash	(166)	48	(214)

Increase in cash and cash equivalents	$2,100	$4,008	$(1,908)

Cash flows from operating activities
     Cash provided by operating activities was $25.5 million for the six months ended June 30, 2010, compared to $7.6 million for the same period in 2009. The $17.9 million increase in cash provided by operating activities in the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to improvement in our profitability profile, an increase in non-cash depreciation and amortization expense and improvement in our working capital where tighter inventory management more than offset the growth in accounts receivable caused by our continually growing revenue base.
Cash flows used in investing activities
     Cash used in investing activities was $29.0 million for the six months ended June 30, 2010, compared to $9.9 million for the same period in 2009. The $19.1 million increase in cash used in investing activities in the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to increased investing in available-for-sale securities, as well as increased purchases of surgical instrument sets, which are deployed to support our increasing revenue volume, and increased expenditures in infrastructure related to the addition of our New York facility and expansion of our Memphis facility. These increases in spending were offset by a decrease in cash used for acquisitions and investments in 2010 compared to 2009 as the acquisition of Cervitech, Inc. and our investment in Progentix were completed in 2009 with no comparable investments in 2010.

Cash flows from financing activities
     Cash provided by financing activities was $5.9 million for the six months ended June 30, 2010, compared to $6.3 million for the same period in 2009. The $0.4 million decrease in cash provided by financing activities for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to increased proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan, partially offset by an increase in cash used for long-term other assets (primarily cash used as collateral for letters of credit).
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and there have been no material changes during the six months ended June 30, 2010.
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
     Our exposure to interest rate risk at June 30, 2010 is related to our investment portfolio which consists principally of debt securities of the U.S. government and U.S government-sponsored entities. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
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
     Foreign Currency Exchange and Market Risk. To date, we have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Prior to 2009, a majority of our sales to international markets were to independent distributors in transactions conducted in U.S. dollars. Beginning in 2009, our sales in international markets, primarily Puerto Rico, the United Kingdom, Germany and Australia, are through local subsidiaries which sell directly to health care providers in local currencies. As a portion of our operations consists of activities outside of the United States in local currencies we have foreign exchange exposures to non-U.S.dollar revenues, operating expenses, accounts receivable, accounts payable and currency bank balances. In addition, our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. There have been no significant changes in our exposure to market risk during the six months ended June 30, 2010, and to date, we have not had any material exposure to foreign currency rate fluctuations.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2010. Based on such evaluation, our management has concluded that as of June 30, 2010, the Company’s disclosure controls and procedures are effective.
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
     There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as follows:
     We have been involved in a series of related lawsuits involving families of decedents who donated their bodies through UCLA’s willed body program. The complaint alleges that the head of UCLA’s willed body program, Henry G. Reid, and a third party, Ernest V. Nelson, improperly sold some of the donated cadavers to the defendants (including NuVasive). Plaintiffs allege the following causes of action: (i) breach of fiduciary duty; (ii) negligence; (iii) fraud; (iv) negligent misrepresentation; (v) negligent infliction of emotional distress; (vi) intentional infliction of emotional distress; (vii) intentional interference with human remains; (viii) negligent interference with human remains; (ix) violation of California Business and Professions Code Section 17200; and (x) injunctive and declaratory relief. We were dismissed from these lawsuits by the trial court. After a series of appeals regarding this dismissal, the California Court of Appeals affirmed our dismissal on April 7, 2010. As a result, we are fully dismissed from these lawsuits and no further appeals of this decision are possible.
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
     Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The court determined to proceed only with patents selected by the asserting party that are not the subject of active reexamination proceedings. As a result, the initial phase of the case includes three Medtronic patents (5,860,973; 6,945,933; and 6,592,586) and one NuVasive patent (7,470,236). The Court, in an order dated April 1, 2010, provided a “Markman Order,” setting forth its interpretation of the asserted claims of the patents included in the initial phase of the case. This initial phase of the case remains in a discovery phase. A trial on the initial phase of the case is scheduled to commence in mid 2011.

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
     On June 6, 2010, Patrick Miles, our President of the Americas, adopted a stock trading plan for trading in NuVasive’s common stock, currently held or issuable upon the exercise of stock options, in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934. Mr. Miles will file Forms 4 evidencing any such sales under his stock trading plan as required under Section 16 of the Securities Exchange Act of 1934. This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by a person while in possession of material nonpublic information. Consistent with Rule 10b5-1, NuVasive’s insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans.
     Pursuant to the stock trading plan adopted by Mr. Miles, between September 2010 and November 2010, he will sell 5,000 shares if the stock is above a prearranged minimum price, and may sell up to 10,000 additional shares based on increasing price levels; between

December 2010 and February 2011 he will sell 2,500 shares each month if the stock is above a prearranged minimum price, and may sell up to 5,000 additional shares each month based on increasing price levels.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NuVasive, Inc.
Date: August 6, 2010

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer
Date: August 6, 2010

By:	/s/ Michael J. Lambert
Michael J. Lambert
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1 (1)	Restated Certificate of Incorporation

3.2 (2)	Restated Bylaws

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.