Form 10-Q
period 2010-09-30
NUVASIVE INC
filed 2010-11-05
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2010, there were 39,427,829 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,590	$65,413
Short-term marketable securities	106,546	99,279
Accounts receivable, net	71,617	58,462
Inventory	98,789	90,191
Prepaid expenses and other current assets	4,520	3,757

Total current assets	352,062	317,102
Property and equipment, net	101,120	82,602
Long-term marketable securities	39,629	39,968
Intangible assets, net	101,670	103,338
Goodwill	101,938	101,938
Other assets	14,470	7,872

Total assets	$710,889	$652,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$43,798	$33,302
Accrued payroll and related expenses	13,191	19,111
Royalties payable	2,619	2,334

Total current liabilities	59,608	54,747
Convertible senior notes	230,000	230,000
Long-term acquisition related liabilities	31,264	30,694
Other long-term liabilities	29,480	27,528
Commitments and contingencies
Noncontrolling interests	12,276	13,629
Stockholders’ equity:
Common stock, $0.001 par value; 70,000 shares authorized, 39,419 and 38,774 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	39	39
Additional paid-in capital	520,948	485,757
Accumulated other comprehensive income	621	126
Accumulated deficit	(173,347)	(189,700)

Total stockholders’ equity	348,261	296,222

Total liabilities and stockholders’ equity	$710,889	$652,820

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$120,262	$94,916	$348,933	$263,405
Cost of goods sold, excluding amortization of purchased technology	21,580	15,874	62,037	43,108

Gross profit	98,682	79,042	286,896	220,297
Operating expenses:
Sales, marketing and administrative	77,717	61,720	230,104	182,521
Research and development	10,085	9,874	31,989	26,638
Amortization of intangible assets	1,342	1,364	4,047	4,072

Total operating expenses	89,144	72,958	266,140	213,231

Interest income	200	203	567	1,318
Interest expense	(1,668)	(1,609)	(5,005)	(5,439)
Other income (expense), net	(6)	188	81	324

Total interest and other income (expense), net	(1,474)	(1,218)	(4,357)	(3,797)

Income before income tax (benefit) expense	8,064	4,866	16,399	3,269
Income tax (benefit) expense	(40)	430	1,399	1,053

Consolidated net income	$8,104	$4,436	$15,000	$2,216

Net loss attributable to noncontrolling interests	$(438)	$(628)	$(1,353)	$(1,311)

Net income attributable to NuVasive, Inc.	$8,542	$5,064	$16,353	$3,527

Net income per share attributable to NuVasive, Inc.:
Basic net income per share	$0.22	$0.13	$0.42	$0.10

Diluted net income per share	$0.21	$0.13	$0.40	$0.09

Weighted average shares outstanding:
Basic	39,394	37,733	39,180	37,008

Diluted	40,396	39,216	40,389	38,384

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Consolidated net income	$15,000	$2,216
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	27,404	22,005
Stock-based compensation	21,304	18,165
Lease abandonment charge reversal	—	(1,997)
Allowance for excess and obsolete inventory	1,682	2,470
Allowance for doubtful accounts and sales return reserves, net of write-offs	(1,039)	1,175
Amortization of debt issuance costs	1,120	1,065
Amortization of premium/discount on marketable securities	890	62
Other non-cash adjustments	2,604	1,121
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,465)	(329)
Inventory	(10,043)	(19,027)
Prepaid expenses and other current assets	(3,878)	788
Accounts payable and accrued liabilities	6,316	7,361
Accrued payroll and related expenses	(5,973)	(2,209)

Net cash provided by operating activities	43,922	32,866
Investing activities:
Cash paid for acquisitions and investments	—	(44,055)
Purchases of property and equipment	(36,622)	(21,250)
Purchases of marketable securities	(150,045)	(64,642)
Sales of marketable securities	142,313	89,336
Other assets	(659)	—

Net cash used in investing activities	(45,013)	(40,611)
Financing activities:
Issuance of common stock	12,768	9,618
Other assets	(7,722)	—
Tax benefits related to stock-based compensation awards	1,118	—

Net cash provided by financing activities	6,164	9,618

Effect of exchange rate changes on cash	104	85

Increase in cash and cash equivalents	5,177	1,958
Cash and cash equivalents at beginning of period	65,413	132,318

Cash and cash equivalents at end of period	$70,590	$134,276

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
     The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. In addition, for larger customers, NeuroVision®, MaXcess® and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. Implants and disposables are shipped from the Company’s inventories. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and NeuroVision systems to hospitals.
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
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2009 and for the nine months ended September 30, 2010 and 2009 include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts and transactions have been eliminated in consolidation.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in NuVasive’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. Operating results for the three or nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

	Initial	Purchase
	Estimate of	Price	Final
	Fair Value	Adjustments	Fair Value
Goodwill	$55,443	$(945)	$54,498
Deferred income tax liabilities, net	$13,560	$945	$12,615
     The final allocation of the purchase price at December 31, 2009 is presented in the following table (in thousands):

	Estimated	Estimated Useful
	Fair Value	Life
Total current assets	$1,233	—
Property, plant and equipment	59	—
Developed technology	700	14 years
Non-compete agreement	100	2 years
Trade name	700	10 years
In-process research and development	34,800	14 years
Goodwill	54,498
Current liabilities	(483)
Deferred income tax liabilities	(12,615)

Total estimated purchase price allocation	$78,992

     Of the total $79.0 million purchase price, $34.8 million and $54.5 million was allocated to in-process research and development (IPR&D) and goodwill, respectively, based on management’s valuation of the fair value of the assets acquired and liabilities assumed on the date of acquisition. The IPR&D, which has been capitalized as an indefinite-lived asset, relates to the future commercialization of Cervitech’s PCM device in the United States with an intended use for treatment of degenerative disc disease. The projected cash flows utilized in management’s valuation of the fair value of the IPR&D acquired were based on key assumptions such as estimates of revenues and operating profits related to the IPR&D considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. The Company submitted a premarket approval (PMA) application for FDA approval for the PCM device in the first quarter of 2010, for which an approval date is not predictable. At September 30, 2010, the remaining cost to reach FDA approval for this device is estimated at approximately $1.2 million to $1.7 million, depending on when FDA approval is received.
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
     For the three and nine months ended September 30, 2009, the Company’s consolidated results of operations include acquisition-related expenses incurred in connection with the Cervitech acquisition of $0 and $1.2 million, respectively, which are included in sales, marketing and administrative expenses.

4 .Investment in Progentix Orthobiology, B.V.
     In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). The proceeds of the Loan are to be utilized towards achievement of all milestones, as defined in the Preferred Stock Purchase Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding to Progentix. At September 30, 2010, the Company had advanced Progentix the full $5 million in accordance with the Loan Agreement. The Company has not provided additional financing to Progentix other than this contractually required amount.
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
     Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights and conversion features of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit on the consolidated financial statements as a noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity.

     Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At September 30, 2010, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at September 30, 2010, the Company concluded it is not probable that the milestones will be met, therefore the Remaining Shares are not expected to become redeemable. The probability of redemption is reevaluated at each reporting period. Total assets and liabilities of Progentix as of September 30, 2010 included in the accompanying consolidated balance sheet are as follows (in thousands):

Total current assets	$1,217
Identifiable intangible assets, net	15,933
Goodwill	12,654
Accounts payable & accrued expenses	505
Other long-term liabilities	253
Deferred tax liabilities	3,322
Noncontrolling interests	12,276

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

Noncontrolling interests at December 31, 2009	$13,629
Net loss attributable to the noncontrolling interests	1,353

Noncontrolling interests at September 30, 2010	$12,276

5. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Reserves for accounts receivable and sales returns	$2,965	$4,163
Reserves for excess and obsolete inventory	5,634	5,075
     The Company’s inventory consists primarily of finished goods, disposables and specialized implants. Inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items.
6. Marketable Securities and Fair Value Measurements
     Marketable securities consist of corporate debt securities, U.S. government treasury securities and government sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.
     Realized gains and losses from the sale of marketable securities, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of operations. Realized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations.

The composition of marketable securities is as follows (in thousands):

	Contractual		Gross	Gross
	Maturity	Amortized	Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
September 30, 2010:
Classified as current assets:
U.S. government treasury securities	Less than 1	$22,022	$22	$—	$22,044
Securities of government-sponsored entities	Less than 1	76,293	47	(3)	76,337
Corporate notes	Less than 1	6,518	4	—	6,522
Certificates of deposit	Less than 1	1,643	—	—	1,643

Short-term marketable securities		106,476	73	(3)	106,546
Classified as non-current assets:
Securities of government-sponsored entities	1 to 2	36,514	24	(2)	36,536
Corporate notes	1 to 2	3,092	1	—	3,093

Total marketable securities at September 30, 2010		$146,082	$98	$(5)	$146,175

	Contractual		Gross	Gross
	Maturity		Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
December 31, 2009:
Classified as current assets:
Certificates of deposit	Less than 1	$1,979	$—	$(6)	$1,973
Corporate notes	Less than 1	4,955	4	—	4,959
U.S. government treasury securities	Less than 1	27,963	24	(4)	27,983
Securities of government-sponsored entities	Less than 1	64,317	67	(20)	64,364

Short-term marketable securities		99,214	95	(30)	99,279
Classified as non-current assets:
Securities of government-sponsored entities	1 to 2	40,026	8	(66)	39,968

Total marketable securities at December 31, 2009		$139,240	$103	$(96)	$139,247

     As of September 30, 2010, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial instruments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any significant transfers of assets and liabilities between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2010.

     The fair values of the Company’s assets and liabilities at September 30, 2010, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)

Marketable Securities:
U.S. government treasury securities	$22,044	$22,044	$—	$—
Securities of government-sponsored entities	112,873	110,871	2,002	—
Corporate notes	9,615	9,615	—	—
Certificates of deposit	1,643	1,643	—	—

Total marketable securities at September 30, 2010	$146,175	$144,173	$2,002	$—

Contingent Consideration:
Long-term acquisition related liabilities	$(31,264)	$—	$—	$(31,264)

The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 8.
Contingent Consideration
     In connection with the acquisition of Cervitech in May 2009, the Company is required to pay an additional amount not to exceed $33 million in the event that the PCM® cervical total disc replacement device receives FDA approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration increased to $31.3 million at September 30, 2010, resulting in a charge to sales, marketing and administrative expense during the three and nine months ended September 30, 2010 totaling $0.4 million and $0.6 million, respectively.
     The following table sets forth the change in the estimated fair value for the Company’s liability measured using significant unobservable inputs (level 3) for the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Fair Value Measurement at the beginning of the period	$30,876	$30,694
Change in fair value measurement included in operating expenses	388	570

Fair Value Measurement at September 30, 2010	$31,264	$31,264

7. Goodwill and Intangible Assets
     Goodwill and identifiable intangible assets consisted of the following at September 30, 2010 (in thousands):

	Weighted-
	Averaged	Gross
	Amortization	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net

Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	15	$31,975	$(7,348)	$24,627
Manufacturing know-how and trade secrets	12	22,589	(3,730)	18,859
Trade name and trademarks	13	6,100	(843)	5,257
Customer relationships	14	9,730	(2,803)	6,927

		$70,394	$(14,724)	$55,670

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				101,938

Total Intangible Assets, net				$203,608

     Goodwill and identifiable intangible assets consisted of the following at December 31, 2009 consisted of the following (in thousands):

	Weighted-
	Average	Gross
	Amortization	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	15	$31,975	$(5,548)	$26,427
Manufacturing know-how and trade secrets	13	20,408	(2,394)	18,014
Trade name and trademarks	14	5,900	(520)	5,380
Customer relationships	14	9,730	(2,213)	7,517

		$68,013	$(10,675)	$57,338

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				101,938

Total Intangible Assets, net				$205,276

     Future estimated amortization expense related to acquired intangible assets subject to amortization is as follows (in thousands):

Remaining 2010	$1,383
2011	5,356
2012	5,334
2013	5,328
2014	5,292
2015	4,986
Thereafter	27,991

$55,670

     Amortization expense was $1.3 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, and $4.0 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively. In-process research and development will be amortized beginning on the approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time. Through September 30, 2010 no amortization expense has been recorded for IPR&D.
8. Convertible Senior Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% Convertible Senior Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company pays 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on quoted market prices, of the outstanding notes at September 30, 2010 is approximately $242.7 million.
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
9. Net Income Per Share
     Basic net income per share (EPS) is calculated by dividing the net income by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents, such as the assumed vesting of outstanding unvested restricted stock units, options, and warrants. Common stock equivalents are only included in the calculation of diluted earnings per share when their effect is dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Numerator:
Net income attributable to NuVasive, Inc.	$8,542	$5,064	$16,353	$3,527

Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	39,394	37,733	39,180	37,008
Dilutive potential common stock outstanding:
Stock options, ESPP and restricted stock units	1,002	1,483	1,209	1,376

Weighted average common shares outstanding for diluted	40,396	39,216	40,389	38,384

Basic net income per share attributable to NuVasive, Inc.	$0.22	$0.13	$0.42	$0.10

Diluted net income per share attributable to NuVasive, Inc.	$0.21	$0.13	$0.40	$0.09

     The following outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Weighted stock options and RSUs	4,043	1,315	2,874	3,110
Warrants	5,141	5,141	5,141	5,141
Convertible senior notes	5,141	5,141	5,141	5,141

Total	14,325	11,597	13,156	13,392

10. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consolidated net income	$8,104	$4,436	$15,000	$2,216
Other comprehensive income:
Unrealized gain (loss) on investments	(10)	(41)	85	(340)
Translation adjustments	1,480	279	410	741

Total consolidated comprehensive income	9,574	4,674	15,495	2,617
Plus: Net loss attributable to noncontrolling interests	(438)	(628)	(1,353)	(1,311)

Comprehensive income attributable to NuVasive, Inc.	$10,012	$5,302	$16,848	$3,928

11. Stock-Based Compensation
     The Company estimates the fair value of stock options granted to employees and shares issued under the Employee Stock Purchase Plan, or ESPP Plan, using a Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair value of stock awards granted in the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock Options
Volatility	N/A	46%	47%	45%
Expected term (years)	N/A	3.3	4.5	4.3
Risk free interest rate	N/A	2.5%	2.4%	1.6%
Expected dividend yield	N/A	0.0%	0.0%	0.0%
ESPP
Volatility	55%	46%	53%	46%
Expected term (years)	1.4	1.5	1.4	1.4
Risk free interest rate	0.8%	0.1%	0.9%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     There were no stock options granted during the three months ended September 30, 2010.
     The compensation cost that has been included in the statements of operations for all stock-based compensation arrangements was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Sales, marketing and administrative expense	$6,494	$4,265	$18,846	$14,748
Research and development expense	827	901	2,458	3,417

Total stock-based compensation expense	$7,321	$5,166	$21,304	$18,165

     Stock-based compensation for stock options and restricted stock units is recognized and amortized on an accelerated basis in accordance with authoritative guidance issued by the FASB.
12. Income Taxes
     The Company recorded an income tax benefit of $40,000 and an income tax expense of $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. The effective income tax rate for the nine months ended September 30, 2010 was 8.5%, which is based on an estimate of the Company’s annual effective income tax rate. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2010 is expected to be lower than the U.S. federal statutory rate of 35% primarily due to the availability of net operating loss carry forwards to offset 2010 taxable income.
     At September 30, 2010, the Company continues to record a full valuation allowance against its deferred tax assets, with limited exceptions for two foreign entities for which a valuation allowance has not been required.
13. Lease Abandonment Charge Reversal
     In August 2008, the Company relocated its corporate headquarters to a two-building campus style complex in San Diego. In connection with this relocation, in the third quarter of 2008, the Company recorded a liability for approximately $3.9 million related to lease termination costs in connection with vacating the Company’s former corporate headquarters. During the third quarter of 2009, due to continued growth, the Company decided to reoccupy the former corporate headquarters facility and accordingly, reversed the remaining lease termination costs liability of $2.0 million. This amount was recorded as a reduction of sales, marketing, and administrative expenses for the three and nine months ended September 30, 2009.
14. Segment and Product Information
     The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.
     The Company’s spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation products offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in minimally disruptive spine surgeries. The Company’s biologic product line offerings includes allograft (donated human tissue), FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Spine Surgery Products	$97,618	$78,668	$284,616	$223,113
Biologics	22,644	16,248	64,317	40,292

Total Revenue	$120,262	$94,916	$348,933	$263,405

15. Legal Proceedings
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
     Medtronic Sofamor Danek USA, Inc. Litigation
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. Because of the number of patents involved, each side selected three patents to proceed with in the first phase of the litigation. Based on the granting of two reexamination requests filed by Medtronic, the Court has stayed two of NuVasive’s three asserted patents, leaving three Medtronic patents and one NuVasive patent in the first phase. The Court issued its claim interpretation order interpreting the patents in the first phase on April 1, 2010, in which NuVasive prevailed on several important disputes thereby improving NuVasive’s position with regard to the asserted Medtronic patents and as to the asserted NuVasive patent. The first phase of the case is presently in a discovery phase, and a trial on the four patents in the first phase is scheduled to commence on May 10, 2011. NuVasive believes its own claims have merit and that Medtronic’s claims lack merit. As of September 30, 2010, the probability of a favorable outcome cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.
     Trademark Infringement Litigation
     In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision name. The verdict, which NuVasive intends to immediately appeal, awarded damages to NMP of $60 million. Judgment has not yet been entered in the case, and the damages amount is subject to change at the discretion of the judge and based on additional rulings to be made in the case. NuVasive will post a supersedeas bond, in an amount yet to be determined, and any payment of damages will be delayed while the appeals process runs its course, which could take up to 2 years. The Company continues to believe that the verdict is not supported by the facts or by applicable law and we are in the process of filing post-trial motions to redress errors made during the trial. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at September 30, 2010, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009. We do not intend to update these forward looking statements to reflect future events or circumstances.
Overview
     We are a medical device company focused on the design, development and marketing of products for the surgical treatment of spine disorders. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, a market estimated to exceed $5.1 billion in the United States in 2010. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of biologics, cervical and motion preservation products. Our spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation products offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in minimally disruptive spine surgeries. Our biologic product line offerings include allograft (donated human tissue), FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion.
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
     Our MAS platform, with the unique advantages provided by NeuroVision, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visibility and our NeuroVision system allows surgeons to detect and avoid critical nerves. Certain insurance providers have stated a policy of not providing reimbursement for the XLIF procedure. NuVasive cannot offer definitive time frames nor final outcomes regarding reversal of the non-coverage policies, as the process is dictated by third-party insurance providers. To date, we have not experienced significant lack of payment for our procedures based on these policies. On February 26, 2010, Aetna and United Healthcare changed their spinal surgery policy to include coverage for the eXtreme Lateral Interbody Fusion, or XLIF procedure, a reversal from their previous policy that labeled XLIF as experimental and investigational or unproven.
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
     The majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue for the foreseeable future. We loan our NeuroVision systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we place NeuroVision, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We recognize revenue for disposables or implants used upon receiving acknowledgement of a purchase order from the hospital indicating product use or implantation. In addition, we sell an immaterial number of MAS instrument sets, MaXcess devices, and NeuroVision systems. To date, we have derived less than 5% of our total revenues from these sales.
     Through September 30, 2010, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products through a sales force comprised of exclusive independent sales agents and our own directly employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are expanding our international sales efforts with the focus on both European and Asian markets. We expect our international sales force to continue to be made up of a combination of distributors and direct sales personnel.
Results of Operations
Revenue

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:
Spine Surgery Products	$97,618	$78,668
Biologics	22,644	16,248

Total Revenue	$120,262	$94,916	$25,346	26.7%

Nine months ended:
Spine Surgery Products	$284,616	$223,113
Biologics	64,317	40,292

Total Revenue	$348,933	$263,405	$85,528	32.5%

     Our spine surgery product line offerings, which include thoracolumbar product offerings, a set of recently developed cervical offerings, and a set of motion preservation products offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in minimally disruptive spine surgeries. Our biologic product line offerings include allograft (donated human tissue), FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion.
     The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions has contributed to strong revenue growth. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect the continued adoption of our XLIF procedure and deeper penetration into existing accounts and our newer international markets as our sales force executes on the strategy of selling the full mix of our products; however, recent changes in payer and hospital behavior in the U.S. have created less predictability in the spine market and impacted the spine markets growth rate.
     Our total revenues increased $25.3 million and $85.5 million in the three and nine months ended September 30, 2010, respectively, representing total revenue growth of 26.7% and 32.5% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Total revenue for the three and nine months ended September 30, 2010 grew by approximately

28.1% and 33.8%, respectively, as compared to the same periods in 2009 as a result of favorable product volume/mix. This increase was partially offset by slight unfavorable changes in price of 1.4% and 1.3% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.
Cost of Goods Sold, excluding amortization of purchased technology

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$21,580	$15,874	$5,706	35.9%
% of revenue	17.9%	16.7%
Nine months ended:	$62,037	$43,108	$18,929	43.9%
% of revenue	17.8%	16.4%
     Cost of goods sold consists of purchased goods, inventory-related costs and royalty expenses.
     The increase in cost of goods sold as a percentage of revenue for the three and nine months ended September 30, 2010 compared to the same periods in 2009 resulted primarily from the greater contribution to revenue from our lower margin biologic product line, lower margin international businesses and mix shifting within the remainder of the domestic product portfolio. We expect cost of goods sold, as a percentage of revenue, to increase slightly to approximately 18% for the remainder of 2010 due to the expected continued increased revenue contribution from our lower margin biologic product lines and international businesses.
Operating Expenses
Sales, Marketing and Administrative

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$77,717	$61,720	$15,997	25.9%
% of revenue	64.6%	65.0%
Nine months ended:	$230,104	$182,521	$47,583	26.1%
% of revenue	65.9%	69.3%
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
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including expenses that fluctuate with sales and expenses associated with investments in our infrastructure and headcount growth. As a percentage of revenue, sales, marketing and administrative expenses decreased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 principally from operating leverage in our expenses, as well as lower estimates for performance based compensation, relative to the 26.7% and 32.5% growth in revenue for the three and nine months ended September 30, 2010, respectively.
     Costs that tend to vary based on revenue, such as sales force compensation and other direct costs related to the sales force, shipping costs and depreciation expense related to our surgical instrument sets increased $9.4 million and $32.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increases are reasonably consistent with our increased revenue growth for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. Total costs related to our sales force, as a percent of revenue, decreased slightly to 28.7% from 28.8% for the three months ended September 30, 2010 compared to the same period in 2009.
     Compensation and other shareowner related expenses for our marketing and administrative support functions decreased $1.8 million for the three months ended September 30, 2010 compared to the same period in 2009 as increased compensation and other shareowner related expenses resulting from additions to the Company’s headcount were more than offset by a decrease in performance based compensation estimates. Compensation and other shareowner related expenses for our marketing and administrative support functions increased $3.7 million for the nine months ended September 30, 2010 compared to the same period in 2009 as a result of overall Company growth and headcount additions in our marketing and administrative support functions, partially offset by a decrease in performance based compensation estimates. Stock-

based compensation increased $2.2 million and $4.1 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009 primarily related to an increase in stock-based awards granted to shareowners (employees) associated with the continued increase in headcount. These increases in expenses are partially offset by decreases of approximately $0.3 million and $2.6 million in acquisition-related costs during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, attributable to expenses incurred in connection with our investment in Progentix and acquisition of Cervitech in the three and nine months ended September 30, 2009 with no comparable expense during the same periods in 2010.
     In addition to the items discussed above, legal expenses increased $2.2 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, resulting primarily from increased non-Medtronic related litigation and legal activity including recently announced offensive actions to protect our intellectual property. These increased expenses were partially offset by the recovery of an international receivable in the amount of $1.5 million in the nine months ended September 30, 2010 which had previously been reserved for in the first half of 2009.
     In connection with the relocation of our corporate headquarters in August 2008, we recorded a charge of approximately $4.8 million to sales, marketing, and administrative expenses for lease termination costs and other related items. During the third quarter of 2009, due to continued growth, we decided to reoccupy the former corporate headquarters facility. Accordingly, in 2009, the remaining liability related to lease termination costs of $2.0 million was reversed and is recorded as a reduction of sales, marketing, and administrative expenses for the three and nine months ended September 30, 2009.
     On a long-term basis, dependent on revenue growth, we expect total sales, marketing and administrative costs, as a percentage of revenue, to continue to decrease over time.
Research and Development

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$10,085	$9,874	$211	2.1%
% of revenue	8.4%	10.4%
Nine months ended:	$31,989	$26,638	$5,351	20.1%
% of revenue	9.2%	10.1%
     Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner (employee) related expenses.
     Compensation and other shareowner related expenses decreased $0.3 million for the three months ended September 30, 2010 as increased compensation and other shareowner related expenses resulting from additions to the Company’s headcount were more than offset by a decrease in performance based compensation estimates for the three months ended September 30, 2010 as compared to the same period in 2009. Compensation and other shareowner related expenses increased $1.7 million for the nine months ended September 30, 2010 primarily due to increased headcount to support our product development and enhancement efforts, as compared to the same period in 2009. In addition, expenses related to ongoing clinical trial and study related activities designed to demonstrate the value of our emerging and existing technologies increased $0.5 million and $1.8 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. In addition, expenses increased $0.3 million and $1.0 million in the three and nine months ended September 30, 2010 as compared to 2009 as a result of expenses incurred in connection with a supply agreement related to the bone graft product being developed by Progentix. We expect research and development costs to increase in absolute dollars for the foreseeable future in support of our ongoing development and planned clinical trial and study related activities.

Amortization of Intangible Assets

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$1,342	$1,364	$(22)	(1.6)%
% of total revenue	1.1%	1.4%
Nine months ended:	$4,047	$4,072	$(25)	(0.6)%
% of total revenue	1.2%	1.5%
     Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. Although amortization expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009 decreased slightly, we expect expenses recorded in connection with the amortization of intangible assets to increase in absolute dollars as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.
Interest and Other Income, Net

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:
Interest income	$200	$203
Interest expense	(1,668)	(1,609)
Other income (expense), net	(6)	188

Total interest and other income (expense), net	$(1,474)	$(1,218)	$(256)	21.0%

% of revenue	1.2%	1.3%
Nine months ended:
Interest income	$567	$1,318
Interest expense	(5,005)	(5,439)
Other income, net	81	324

Total interest and other income (expense), net	$(4,357)	$(3,797)	$(560)	14.7%

% of revenue	1.2%	1.4%
     Interest and other income (expense), net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to the Company’s outstanding convertible senior notes. The net change in interest and other income (expense), net, in the three months ended September 30, 2010 as compared to the same period in 2009 is immaterial. The net change in interest and other income (expense), net, in the nine months ended September 30, 2010 as compared to the same period in 2009 is principally due to a decrease of $0.8 million in interest income earned in the nine months ended September 30, 2010, resulting principally from lower interest rates in 2010 as compared to the same period in 2009.
Income Tax Expense

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:	$(40)	$430	$(470)	(109.3)%
% of total revenue	0.0%	0.5%
Nine months ended:	$1,399	$1,053	$346	32.9%
% of total revenue	0.4%	0.4%
     Our effective income tax rate will fluctuate from period to period due to several factors including the operating results of our international operations. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The effective income tax rate for the nine months ended September 30, 2010 was 8.5%, which is based on an estimate of the Company’s annual effective income tax rate, and is lower than the U.S. federal statutory rate of 35% primarily due to the availability of net operating loss carry forwards to offset 2010 taxable income.

Stock-Based Compensation

	September 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$6,494	$4,265
Research and development expense	827	901

Total stock-based compensation expense	$7,321	$5,166	$2,155	41.7%

% of revenue	6.1%	5.4%
Nine months ended:
Sales, marketing and administrative expense	$18,846	$14,748
Research and development expense	2,458	3,417

Total stock-based compensation expense	$21,304	$18,165	$3,139	17.3%

% of revenue	6.1%	6.9%
     We recognize stock-based compensation expense on an accelerated basis in accordance with authoritative guidance, which effectively results in the recognition of approximately 60% of the total compensation expense for a particular equity award within 12 months of its grant date. The increase in stock-based compensation in the periods presented is primarily related to an increase in stock-based awards granted to shareowners associated with the continued increase in headcount during the three and nine months ended September 30, 2010, offset by a change in the estimate of the number of options expected to vest as a result of the resignation of one of our executive officers during the three and nine months ended September 30, 2009, resulting in lower stock-based compensation expense in the prior periods.
Liquidity, Cash Flows and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of September 30, 2010, we had an accumulated deficit of approximately $173.3 million. To date, our operations have been funded primarily with proceeds from the sale of our securities. However, as a result of increased sales and profitability, we have begun to generate cash flows from operations, which will be used to finance our operating and capital expenditures.
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
     Cash, cash equivalents and short-term and long-term marketable securities, was $216.8 million at September 30, 2010 and $204.7 million at December 31, 2009.
Cash Flows
     The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009	$ Change
Cash provided by operating activities	$43,922	$32,866	$11,056
Cash used in investing activities	(45,013)	(40,611)	(4,402)
Cash provided by financing activities	6,164	9,618	(3,454)
Effect of exchange rate changes on cash	104	85	19

Increase in cash and cash equivalents	$5,177	$1,958	$3,219

Cash flows from operating activities
     Cash provided by operating activities was $43.9 million for the nine months ended September 30, 2010, compared to $32.9 million for the same period in 2009. The $11.1 million increase in cash provided by operating activities in the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to improvement in our profitability profile, an increase in non-cash expenses of depreciation, amortization and stock-based compensation, and improvement in our working capital where tighter inventory management partially offsets the growth in accounts receivable caused by our growing revenue base.
Cash flows used in investing activities
     Cash used in investing activities was $45.0 million for the nine months ended September 30, 2010, compared to $40.6 million for the same period in 2009. The $4.4 million increase in cash used in investing activities in the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to increased investing in available-for-sale securities, as well as increased purchases of surgical instrument sets, which are deployed to support our increasing revenue volume, and increased expenditures in infrastructure related to the addition of our New York facility and expansion of our Memphis facility. These increases in spending were offset by a decrease in cash used for acquisitions and investments in 2010 compared to 2009 as the acquisition of Cervitech, Inc. and our investment in Progentix were completed in 2009 with no comparable investments in 2010.
Cash flows from financing activities
     Cash provided by financing activities was $6.2 million for the nine months ended September 30, 2010, compared to $9.6 million for the same period in 2009. The $3.5 million decrease in cash provided by financing activities for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to increased proceeds from stock option exercises and purchases made through our Employee Stock Purchase Plan, partially offset by an increase in cash used for long-term other assets (primarily cash used as collateral for letters of credit).
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets and liabilities, income taxes, and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 and there have been no material changes during the nine months ended September 30, 2010.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to interest rate risk at September 30, 2010 is related to our investment portfolio which consists principally of debt securities of the U.S. government and U.S government-sponsored entities. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates.
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
     Foreign Currency Exchange and Market Risk. To date, we have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Prior to 2009, a majority of our sales to international markets were to independent distributors in transactions conducted in U.S. dollars. Beginning in 2009, our sales in international markets, primarily Puerto Rico, the United Kingdom, Germany and Australia, are through local subsidiaries which sell directly to health care providers in local currencies. As a portion of our operations consists of activities outside of the United States in local currencies we have foreign exchange exposures to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable and currency bank balances. In addition, our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2010, and to date, we have not had any material exposure to foreign currency rate fluctuations.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2010. Based on such evaluation, our management has concluded that as of September 30, 2010, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, except as follows:
     Trademark Infringement Litigation
     In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision name. The verdict, which NuVasive intends to immediately appeal, awarded damages to NMP of $60 million. Judgment has not yet been entered in the case, and the damages amount is subject to change at the discretion of the judge and based on additional rulings to be made in the case. NuVasive will post a supersedeas bond, in an amount yet to be determined, and any payment of damages will be delayed while the appeals process runs its course, which could take up to 2 years. The Company continues to believe that the verdict is not supported by the facts or by applicable law and we are in the process of filing post-trial motions to redress errors made during the trial. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at September 30, 2010, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 2009 (the Risk Factors), together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. There have been no material changes to the Risk Factors except as described below.
We are currently involved in a trademark litigation action involving the NueroVision brand name and, if we do not prevail on our appeal of the verdict, we could be liable for substantial damages.
     A judgment in our ongoing trademark dispute regarding the NeuroVision brand name was handed down by the U.S. District Court for the Central District of California. An unfavorable jury verdict was delivered against us in our use of the NeuroVision name. The verdict, which we plan to immediately appeal, awarded damages to the plaintiff of $60 million, provided that the damages amount is subject to change in the final judgment at the judge’s discretion and also based on additional rulings to be made in the case. While we intend to post a supersedeas bond, which will delay our requirement to pay damages while the appeals process continues, the cost of the bond is undetermined and could result in a material expense to us. While this case relates solely to the use of the NeuroVision brand name and does not involve our proprietary neuromonitoring technology underlying the NeuroVision system or future products, it may require us to rebrand and re-market the NeuroVision brand name. This could result in a significant impact on our marketing costs and other related financial costs. There is a chance that the acceptance of a new brand name will be lengthy and may not be well received by our customers. The appeals process could be expensive, complex and lengthy and its outcome is difficult to predict. We may also be subject to negative publicity due to this trademark litigation. The litigation required during the appeals process may significantly divert the attention of our technical and management personnel. We are unable to predict the outcome of our appeal. In the event that we are unsuccessful in our appeal, we could be required to pay significant damages, of which are outside of the coverage of any of our insurance plans. As a result, our business, financial condition or results of operations could be materially adversely affected.
Item 5. Other Information
     On September 14, 2010, Alexis Lukianov, our Chairman and Chief Executive Officer, Keith Valentine, our President and Chief Operating Officer, Jason Hannon, our Executive Vice President, General Counsel and Secretary, and Jeffrey Rydin our Executive Vice President, Americas, Sales and Chairman of the Global Sales Executive Committee, each adopted a stock trading plan for trading in NuVasive’s common stock, currently held or issuable upon the exercise of stock options, in accordance with the guidelines specified by the Securities and Exchange Commission’s Rule 10b5-1 under the Securities Exchange Act of 1934. Messrs. Lukianov, Valentine, Hannon and Rydin will each file a Form 4 evidencing any such sales under each of their respective stock trading plans as required under Section 16 of the Securities Exchange Act of 1934. This type of trading plan allows a corporate insider to gradually diversify holdings of company stock while minimizing any market effects of such trades by spreading them out over an extended period of time and eliminating any market concern that such trades were made by a person while in possession of material nonpublic information. Consistent with Rule 10b5-1, NuVasive’s insider trading policy permits personnel to implement Rule 10b5-1 trading plans provided that, among other things, such personnel are not in possession of any material nonpublic information at the time they adopt such plans.

     Pursuant to the stock trading plan adopted by Mr. Lukianov, between December 2010 and November 2011, he will sell 10,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 10,000 additional shares each month based on increasing price levels. Under his trading plan, he may also sell up to a total of 8,994 additional shares in December 2010 if the stock is above a prearranged minimum price. If the prearranged minimum price is not met and the 8,994 shares are not sold, the 8,994 shares will carry forward to the next month until the prearranged minimum price is met and all shares are sold, unless the trading plan expires before such shares are sold.
     Pursuant to the stock trading plan adopted by Mr. Valentine, between December 2010 and November 2011, he will sell 3,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 7,000 additional shares each month based on increasing price levels. Under his trading plan, he may also sell up to a total of 2,015 additional shares in December 2010 if the stock is above a prearranged minimum price. If the prearranged minimum price is not met and the 2,015 shares are not sold, the 2,015 shares will carry forward to the next month until the prearranged minimum price is met and all shares are sold, unless the trading plan expires before such shares are sold.
     Pursuant to the stock trading plan adopted by Mr. Hannon, between December 2010 and November 2011, he will sell 2,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 4,000 additional shares each month based on increasing price levels.
     Pursuant to the stock trading plan adopted by Mr. Rydin, between December 2010 and November 2011, he will sell 1,000 shares each month if the stock is above a prearranged minimum price, and may sell up to 5,000 additional shares each month based on increasing price levels. Under his trading plan, he may also sell up to a total of 713 additional shares in December 2010 if the stock is above a prearranged minimum price. If the prearranged minimum price is not met and the 713 shares are not sold, the 713 shares will carry forward to the next month until the prearranged minimum price is met and all shares are sold, unless the trading plan expires before such shares are sold.

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
Date: November 5, 2010

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer
Date: November 5, 2010

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