Form 10-Q
period 2011-03-31
NUVASIVE INC
filed 2011-05-06
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2011, there were 39,673,718 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,101	$92,597
Short-term marketable securities	58,876	86,458
Accounts receivable, net	75,952	76,632
Inventory	114,388	107,577
Deferred tax assets	4,425	4,425
Prepaid expenses and other current assets	4,750	4,082

Total current assets	392,492	371,771
Property and equipment, net	105,066	102,165
Long-term marketable securities	32,814	50,635
Intangible assets, net	105,817	107,121
Goodwill	103,070	103,070
Deferred tax assets, non-current	52,033	52,033
Other assets	15,438	15,234

Total assets	$806,730	$802,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$54,899	$58,995
Accrued payroll and related expenses	14,643	17,266
Acquisition-related liabilities	33,155	32,715

Total current liabilities	102,697	108,976
Senior convertible notes	230,000	230,000
Long-term acquisition-related liabilities	339	326
Deferred tax liabilities	3,685	3,685
Other long-term liabilities	12,729	12,810
Commitments and contingencies Noncontrolling interests	11,496	11,877
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 70,000 shares authorized, 39,652 and 39,528 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	40	40
Additional paid-in capital	553,484	545,114
Accumulated other comprehensive income	1,316	616
Accumulated deficit	(109,056)	(111,415)

Total stockholders’ equity	445,784	434,355

Total liabilities and stockholders’ equity	$806,730	$802,029

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$124,466	$109,087
Cost of goods sold (excluding amortization of purchased technology)	23,526	19,443

Gross profit	100,940	89,644
Operating expenses:
Sales, marketing and administrative	84,220	74,661
Research and development	10,769	10,699
Amortization of intangible assets	1,342	1,350

Total operating expenses	96,331	86,710

Interest income	183	189
Interest expense	(1,771)	(1,669)
Other income, net	497	117

Total interest and other expense, net	(1,091)	(1,363)

Income before income tax expense	3,518	1,571
Income tax expense	1,540	865

Consolidated net income	$1,978	$706

Net loss attributable to noncontrolling interests	$(381)	$(382)

Net income attributable to NuVasive, Inc.	$2,359	$1,088

Net income per share attributable to NuVasive, Inc.:
Basic and diluted	$0.06	$0.03

Weighted average shares outstanding:
Basic	39,616	38,898

Diluted	40,511	40,061

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Consolidated net income	$1,978	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,781	8,104
Stock-based compensation	7,946	6,434
Allowance for excess and obsolete inventory	216	736
Allowance for doubtful accounts and sales return reserves, net of write-offs	6	(657)
Other non-cash adjustments	1,795	1,454
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	942	(3,100)
Inventory	(6,658)	(1,237)
Prepaid expenses and other current assets	(751)	(1,570)
Accounts payable and accrued liabilities	3,959	4,780
Accrued payroll and related expenses	(2,670)	(6,512)

Net cash provided by operating activities	14,544	9,138
Investing activities:
Purchases of property and equipment	(10,000)	(8,402)
Purchases of marketable securities	(26,018)	(45,525)
Sales of marketable securities	71,185	54,016
Payment for specific rights in connection with supply agreement	(8,000)	—

Net cash provided by investing activities	27,167	89
Financing activities:
Issuance of common stock	425	6,628
Other assets	(709)	(4,408)
Tax benefits related to stock-based compensation awards	—	882

Net cash (used in) provided by financing activities	(284)	3,102

Effect of exchange rate changes on cash	77	(78)

Increase in cash and cash equivalents	41,504	12,251
Cash and cash equivalents at beginning of period	92,597	65,413

Cash and cash equivalents at end of period	$134,101	$77,664

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 and for the three months ended March 31, 2011 and 2010 include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts and transactions have been eliminated in consolidation.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in NuVasive’s Annual Report on Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Change in Accounting Estimate
     During the first quarter of 2011, the Company completed a review of the estimated useful life of its surgical instrument sets. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain surgical instrument sets was extended from three to four years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the three months ended March 31, 2011, depreciation expense, which is included in sales, marketing and administrative expenses, was approximately $1.7 million less than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the three months ended March 31, 2011 was $0.02 per share.

2. Significant Accounting Policies
Recently Adopted Accounting Standards
Fair Value Measurements Disclosures
     Effective January 1, 2011, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately information related to purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, to be included in the rollforward of activity. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.
3. Investment in Progentix Orthobiology, B.V.
     In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At March 31, 2011, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.
     Also concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement, as amended (the Option Agreement), whereby NuVasive may be obligated (the Put Option), upon the achievement of certain milestones by Progentix by June 13, 2011, to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders (the Remaining Shares) for an amount up to $45.0 million, payable in a combination of cash or NuVasive common stock, at NuVasive’s sole discretion, subject to certain adjustments (at April 1, 2011, the aggregate amount of additional payments NuVasive may be obligated to pay for the Remaining Shares is $44.0 million).
     NuVasive may also be obligated, in the event that Progentix achieves the milestones specified in the agreements and completes additional milestones and NuVasive achieves specified sales targets, by June 13, 2011, to make additional payments to the Progentix Shareholders, excluding NuVasive, of up to an aggregate total of $25.0 million, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion, subject to certain adjustments (at April 1, 2011, the aggregate amount of additional payments NuVasive may be obligated to pay related to these milestones is $20.0 million). NuVasive also has the right under the Option Agreement to purchase the Remaining Shares (the Call Option) during June 14, 2011 through June 13, 2013 (the Option Period) for an amount up to $35.0 million, payable in a combination of cash and NuVasive common stock, at the Company’s sole discretion, subject to certain adjustments. In the event NuVasive achieves in excess of a specified annual sales run rate on Progentix products during the Option Period, NuVasive may be required to purchase the Remaining Shares for an amount up to $35.0 million. NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless terminated earlier in accordance with its terms.
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
     Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by

Progentix’s Board of Directors. As the rights and conversion features of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit on the consolidated financial statements as a redeemable noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity.
     Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At March 31, 2011, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at March 31, 2011, the Company concluded it is not probable that the milestones will be met, therefore the Remaining Shares are not expected to become redeemable. The probability of redemption is reevaluated at each reporting period.
     Total assets and liabilities of Progentix as of March 31, 2011 included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

Total current assets	$470
Identifiable intangible assets, net	15,683
Goodwill	12,654
Other long-term assets	427
Accounts payable & accrued expenses	318
Other long-term liabilities	403
Deferred tax liabilities, net	3,685
Noncontrolling interests	11,496

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

Noncontrolling interests at December 31, 2010	$11,877
Less: Net loss attributable to the noncontrolling interests	381

Noncontrolling interests at March 31, 2011	$11,496

4. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Reserves for accounts receivable and sales returns	$2,390	$2,573
Reserves for excess and obsolete inventory	6,898	6,682
     The Company’s inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items.

5. Marketable Securities and Fair Value Measurements
     Marketable securities consist of corporate debt securities, U.S. government treasury securities and securities of government sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income in stockholders’ equity until realized. A decline in the market value of any marketable security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.
     Realized gains and losses from the sale of marketable securities, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the consolidated statements of income. Realized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of income. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of income.
The composition of marketable securities is as follows (in thousands, except years):

	Contractual		Gross	Gross
	Maturity	Amortized	Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
March 31, 2011:
Classified as current assets
Certificates of deposit	Less than 1	$910	$—	$—	$910
Corporate notes	Less than 1	10,093	4	—	10,097
U.S. government treasury securities	Less than 1	14,550	10	—	14,560
Securities of government-sponsored entities	Less than 1	33,295	15	(1)	33,309

Short-term marketable securities		58,848	29	(1)	58,876
Classified as non-current assets
Certificates of deposit	1 to 2	194	—	—	194
Corporate notes	1 to 2	6,157	—	(3)	6,154
Securities of government-sponsored entities	1 to 2	26,502	1	(37)	26,466

Long-term marketable securities		32,853	1	(40)	32,814

Total marketable securities at March 31, 2011		$91,701	$30	$(41)	$91,690

	Contractual		Gross	Gross
	Maturity	Amortized	Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
December 31, 2010:
Classified as current assets
Certificates of deposit	Less than 1	$938	$1	$(1)	$938
Corporate notes	Less than 1	12,076	3	—	12,079
U.S. government treasury securities	Less than 1	16,550	12	(1)	16,561
Securities of government-sponsored entities	Less than 1	56,870	24	(14)	56,880

Short-term marketable securities		86,434	40	(16)	86,458
Classified as non-current assets
Certificates of deposit	1 to 2	456	—	—	456
Corporate notes	1 to 2	3,123	—	(9)	3,114
U.S. government treasury securities	1 to 2	4,023	—	—	4,023
Securities of government-sponsored entities	1 to 2	43,056	6	(20)	43,042

Long-term marketable securities		50,658	6	(29)	50,635

Total marketable securities at December 31, 2010		$137,092	$46	$(45)	$137,093

     As of March 31, 2011, the Company had no significant investment positions that were in an unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not use derivative financial instruments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2011.
     The fair values of the Company’s assets and liabilities at March 31, 2011, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Marketable Securities:
Certificates of deposit	$1,104	$1,104	$—	$—
Corporate notes	16,251	14,251	2,000	—
U.S government treasury securities	14,560	14,560	—	—
Securities of government-sponsored entities	59,775	59,775	—	—

Total marketable securities at March 31, 2011	$91,690	$89,690	$2,000	$—

Contingent Consideration:
Acquisition-related liabilities	$(33,494)	$—	$—	$(33,494)

The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 7.
Contingent Consideration Liability
     In connection with the acquisition of Cervitech®, Inc. (Cervitech) in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM® cervical total disc replacement device receives U.S. Food and Drug Administration approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration increased to $32.1 million at March 31, 2011. Changes in fair value are recorded in the statement of income as sales, marketing and administrative expenses.
     In connection with an immaterial acquisition in 2010, the Company is required to pay an additional amount not to exceed $3.0 million in the event three specified milestones are met. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate and the probabilities assigned to the milestones being achieved. Based on the probabilities assigned to the milestones being achieved, the estimated fair value of the contingent consideration totaled $1.4 million at March 31, 2011. Changes in fair value are recorded in the statement of income as sales, marketing and administrative expenses.

     The following table sets forth the change in the estimated fair value for the Company’s liabilities measured using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Fair value measurement at beginning of period	$33,041	$30,694
Change in fair value measurement included in operating expenses	453	—

Fair value measurement at end of period	$33,494	$30,694

6. Goodwill and Intangible Assets
     Goodwill and intangible assets as of March 31, 2011 consisted of the following (in thousands, except years):

	Weighted-
	Average
	Amortization	Gross
	Period	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net

Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	14	$39,975	$(8,546)	$31,429
Manufacturing know-how and trade secrets	12	21,146	(4,659)	16,487
Trade name and trademarks	14	6,100	(1,067)	5,033
Customer relationships	13	10,035	(3,167)	6,868

	14	$77,256	$(17,439)	$59,817

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				103,070

Total intangible assets, net				$208,887

     Goodwill and intangible assets as of December 31, 2010 consisted of the following (in thousands, except years):

	Weighted-
	Average
	Amortization	Gross
	Period	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	14	$39,975	$(7,946)	$32,029
Manufacturing know-how and trade secrets	12	21,104	(4,207)	16,897
Trade name and trademarks	14	6,100	(956)	5,144
Customer relationships	13	10,035	(2,984)	7,051

	14	$77,214	$(16,093)	$61,121

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				103,070

Total intangible assets, net				$210,191

     Total expense related to the amortization of intangible assets was $1.3 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. In-process research and development will be amortized beginning on the approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.

     Total future amortization expense related to intangible assets subject to amortization at March 31, 2011 is set forth in the table below (in thousands):

Remaining 2011	$4,441
2012	5,912
2013	5,894
2014	5,858
2015	5,537
2015	5,338
Thereafter through 2027	26,837

Total future amortization expense	$59,817

7. Senior Convertible Notes
     In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the Notes. The net proceeds from the offering, after deducting the initial purchasers’ discount and costs directly related to the offering, were approximately $208.4 million. The Company pays 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on quoted market prices, of the outstanding notes at March 31, 2011 is approximately $226.8 million.
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
8. Net Income Per Share
     The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units, warrants and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed conversion of the Senior Convertible Notes were included in the diluted net income calculation for the three months ended March 31, 2011 and 2010 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net income calculation for the three months ended March 31, 2011 and 2010 because the inclusion of such shares would have had an anti-dilutive effect.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income attributable to NuVasive, Inc.	$2,359	$1,088

Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	39,616	38,898
Dilutive potential common stock outstanding:
Stock options	636	1,050
Restricted stock units	259	113

Weighted average common shares outstanding for diluted	40,511	40,061

Basic and diluted net income per share attributable to NuVasive, Inc.	$0.06	$0.03

     The following outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Weighted stock options and RSUs	5,072	3,117
Warrants	5,141	5,141
Senior convertible notes	5,141	5,141

Total	15,354	13,399

9. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Consolidated net income	$1,978	$706
Other comprehensive income:
Unrealized loss on investments	(11)	(13)
Translation adjustments	711	(406)

Total consolidated comprehensive income	2,678	287
Plus: Net loss attributable to noncontrolling interests	381	382

Comprehensive income attributable to NuVasive, Inc.	$3,059	$669

10. Stock-Based Compensation
     The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan, or ESPP Plan, using a Black-Scholes option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period.

     The weighted-average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the Employee Stock Purchase Plan (ESPP) are as follows:

	Three Months Ended
	March 31,
	2011	2010

Stock Options
Volatility	49%	47%
Expected term (years)	5.4	4.5
Risk free interest rate	2.2%	2.4%
Expected dividend yield	0.0%	0.0%

ESPP
Volatility	59%	50%
Expected term (years)	1.0	1.3
Risk free interest rate	0.2%	1.0%
Expected dividend yield	0.0%	0.0%
     The compensation cost that has been included in the consolidated statement of income for all stock-based compensation arrangements was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Sales, marketing and administrative expense	$7,335	$5,680
Research and development expense	611	754

Total stock-based compensation expense	$7,946	$6,434

11. Income Taxes
     The Company recorded income tax expense of $1.5 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2011 was 44%, which is based on an estimate of the Company’s annual effective income tax rate. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2011 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses, and foreign losses expected to be incurred for which no benefit can be recorded.
     There was no material change to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 31, 2011.
12. Business Segment and Product Information
     The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.
     The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings include allograft (donated human tissue), FormaGraft®, a collagen synthetic product used to aid the fusion process, and Osteocel® Plustm, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Spine Surgery Products	$101,908	$89,151
Biologics	22,558	19,936

Total Revenue	$124,466	$109,087

13. Legal Proceedings
     Medtronic Sofamor Danek USA, Inc. Litigation
     As previously disclosed, in August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. Because of the number of patents involved, each side selected three patents to proceed with in the first phase of the litigation. The initial phase of the case includes three Medtronic patents and one NuVasive patent. Trial on the initial phase of the case is scheduled to begin August 30, 2011. A full schedule for the second phase of the lawsuit has not yet been set by the Court. NuVasive believes its own claims have merit and that Medtronic’s claims lack merit. At March 31, 2011, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.
     Trademark Infringement Litigation
     In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction. The Company intends to timely appeal the judgment and permanent injunction. During pendency of the appeal, the Company may be required to post a supersedeas bond or escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. However, any payment of damages will be delayed while the appeals process runs its course, which could take up to two years. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at March 31, 2011, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.
     Contingencies
     The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.
14. Subsequent Event
     During March and April 2011, the Company renegotiated a supply agreement with Ceremed, Inc. (Ceremed). In connection with that transaction, the Company made an $8.0 million payment in March 2011, which amount was returned to the Company in full during April 2011 in exchange for a future payment of $5.0 million from the Company to Ceremed, which is expected to be made in the three months ended June 30, 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2010. We do not intend to update these forward looking statements to reflect future events or circumstances.

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
     Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess® instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems allow surgeons to avoid critical nerves.
     In the past certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and certain surgical societies who, in turn, have worked with these insurance providers to supply the information required to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. Most major insurance companies provide reimbursement for XLIF procedures, however certain smaller regional carriers have policies against coverage of XLIF. NuVasive cannot offer definitive time frames or final outcomes regarding reversal of the non-coverage policies, as the process is dictated by the third-party insurance providers. To date, we have not experienced significant lack of payment for our procedures based on these policies.
     Factors arising from third parties such as prolonged interaction with regulatory agencies, general pushback from private payers on any of our procedures, devices, or services, industry specific taxes, and other external factors may have a material impact on our business. We have begun to incur incremental expenditures to address these type of issues regionally and nationally as deemed necessary. Such advocacy for improvements in the regulatory approval process, payer coverage of new technologies, and policies that facilitate innovation to improve spine care are likely to become an ongoing expense.
     In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. In 2009, we acquired Cervitech®, Inc. (Cervitech), a company focused on gaining regulatory approval of the PCM® cervical disc system, a motion preserving total disc replacement device. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. In the first quarter of 2010, we filed a PMA application with the U.S. Food and Drug Administration for approval of the PCM cervical disc system. Approval, if obtained, would further strengthen our cervical product offering and should enable us to continue our trend of increasing our market share.
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
     The majority of our revenues are derived from the sale of disposables and implants, and we expect this trend to continue for the foreseeable future. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We recognize revenue for disposables or implants used upon receiving acknowledgement of a purchase order from the hospital indicating product use or implantation. In addition, we sell an immaterial number of MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems. To date, we have derived less than 5% of our total revenues from these sales.
     Through March 31, 2011, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and our own directly-employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of income in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed exclusive shareowners as well as exclusive distributors and independent sales agents.
Results of Operations
Revenue

	March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended
Spine Surgery Products	$101,908	$89,151
Biologics	22,558	19,936

Total Revenue	$124,466	$109,087	$15,379	14%

     Our spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologics product line offerings include allograft (donated human tissue), FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel Plus, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion.
     The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions has contributed to strong revenue growth. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect the continued adoption of our XLIF procedure and deeper penetration into existing accounts and our newer international markets as our sales force executes on the strategy of selling the full mix of our products; however, recent changes in payer and hospital behavior in the United States have created less predictability in the U.S. lumbar portion of the spine market and impacted the overall spine market’s growth rate. Accordingly, we believe that our growth in revenue in 2011 will be more weighted towards increased sales of our cervical offerings, our biologics product line and in our international businesses.
     Our total revenues increased $15.4 million in the three months ended March 31, 2011 representing total revenue growth of 14% for the three months ended March 31, 2011, compared to the same period in 2010. Revenue from our Spine Surgery Products increased $12.8 million, or 14%, in the three months ended March 31, 2011 compared to the same period in 2010. Revenue from our Biologics product line increased $2.6 million, or 13%, in the three months ended March 31, 2011 compared to the same period in 2010. Total revenues were impacted by small unfavorable changes in price of less than 2% in the three months ended March 31, 2011 compared to the same period in 2010.

Cost of Goods Sold, excluding amortization of purchased technology

	March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$23,526	$19,443	$4,083	21%
% of revenue	19%	18%
     Cost of goods sold consists of purchased goods, inventory-related costs and royalty expenses.
     Cost of goods sold as a percentage of revenue increased slightly for the three months ended March 31, 2011 compared to the same period in 2010, primarily from mix shifting within our domestic product portfolio, with secondary effects from the growth in our lower margin international businesses as well as impacts from pricing.
     We expect cost of goods sold, as a percentage of revenue, to remain consistent at approximately 19% due to the expected continued increased revenue contribution from our lower margin biologics and international businesses, roughly offset by new product introductions that can capture some price premium.
Operating Expenses
Sales, Marketing and Administrative

	March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$84,220	$74,661	$9,559	13%
% of revenue	68%	68%
     Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for personnel engaged in sales, marketing and customer support functions; distributor commissions; depreciation expense for surgical instrument sets; shipping costs; surgeon training costs; shareowner (employee) related expenses for our administrative functions; and third-party professional service fees.
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including: expenses that tend to vary based on revenue such as commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount and shipping; expenses associated with investments in our worldwide infrastructure such as operating systems and real estate; legal expenses; and non-sales related headcount growth. As a percentage of revenue, sales, marketing and administrative expenses remained constant for the three months ended March 31, 2011 compared to the same period in 2010 principally as a result of increased shareowner related expenses, offset by increased operating leverage in our expenses relative to the 14% growth in revenue for the three months ended March 31, 2011 compared to 2010.
     Excluding the impact resulting from a change in an accounting estimate related to the useful life of certain surgical instrument sets, costs that tend to vary based on revenue increased $1.9 million for the three months ended March 31, 2011, compared to the same period in 2010. This increase is slightly less than our increased revenue growth of 14% in the first three months of 2011 as compared to the same period in 2010. Effective January 1, 2011, we changed the useful life of certain surgical instrument sets from three to four years. This change, which was accounted for as a change in accounting estimate, resulted in approximately $1.7 million less depreciation expense than would have been recorded had the useful life of these assets not been extended.
     Compensation and other shareowner related expenses for our marketing and administrative support functions increased $5.3 million for the three months ended March 31, 2011 compared to the same period in 2010 due to increased compensation and other shareowner related expenses resulting from additions to our headcount and an increase in performance-based compensation. Stock-based compensation increased $1.7 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily related to an increase in stock-based awards granted to shareowners associated with the continued increase in headcount and our fiscal 2011 annual grants.
     In addition to the items discussed above, legal expenses increased $1.1 million for the three months ended March 31, 2011 as compared to the same period in 2010 resulting primarily from increased Medtronic-related litigation costs and legal costs incurred in connection with the NeuroVision trademark infringement litigation. Acquisition-related costs increased $0.6 million for the three months ended March 31, 2011 as compared to the same period in 2010 primarily attributable to the accretion of the contingent consideration liabilities incurred in the three months ended March 31, 2011, with no comparable expense during the same period in

2010. In addition, during the three months ended March 31, 2010, expenses were lower due to a recovery of an international receivable totaling $1.0 million, for which no comparable reduction in expenses occurred during the same period in 2011.
     On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease moderately over time.
Research and Development.

	March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$10,769	$10,699	$70	1%
% of revenue	9%	10%
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
     Compensation and other shareowner related expenses, including stock-based compensation, increased $0.9 million for the three months ended March 31, 2011 primarily due to increased compensation and other shareowner related expenses resulting from additions to the Company’s headcount to support our product development and enhancement efforts and an increase in performance-based compensation for the three months ended March 31, 2011 as compared to the same period in 2010. These increased expenses were offset by a decrease of expenses in connection with a supply agreement related to the bone graft product being developed by Progentix of $0.4 million incurred in 2010 with no comparable expense during the same period in 2011, and a decrease of $0.4 million expenses incurred by Progentix.
     For the foreseeable future, as a percentage of revenue, we expect total research and development costs to remain around 9% in support of our ongoing development and planned clinical trial and study related activities.
Amortization of Intangible Assets

	March 31,
(dollars in thousands)	2011	2010	$ Change%	Change
Three months ended:	$1,342	$1,350	$(8)	(1%)
% of total revenue	1%	1%
     Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. Although amortization expense for the three months ended March 31, 2011 compared to the same period in 2010 remained relatively constant, we expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.

Interest and Other Expense, Net

	March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Interest income	$183	$189
Interest expense	(1,771)	(1,669)
Other income, net	497	117

Total interest and other expense, net	$(1,091)	$(1,363)	$(272)	20%

% of revenue	1%	1%
     Interest and other expense, net, consists primarily of interest income earned on marketable securities offset by interest expense incurred related to our outstanding convertible debt. Interest and other expense, net, for the three months ended March 31, 2011 compared to the same period in 2010 remained relatively constant.
Income Tax Expense

	March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:	$1,540	$865	$675	78%
Effective income tax rate	44%	55%
     We recorded income tax expense of $1.5 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2011 was 44%, which is based on an estimate of our annual effective income tax rate. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. Our annual effective income tax rate for 2011 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses, and foreign losses expected to be incurred for which no benefit can be recorded.
Stock-Based Compensation

	March 31,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$7,335	$5,680
Research and development expense	611	754

Total stock-based compensation expense	$7,946	$6,434	$1,512	24%

% of revenue	6%	6%
     Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The increase in stock-based compensation of approximately $1.5 million for the three months ended March 31, 2011 compared to the same period in 2010 is primarily attributed to an increase in the number of awards granted to shareowners associated with the continued increase in headcount year over year for the periods presented, and the fiscal 2011 annual grants.
Liquidity, Cash Flows and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of March 31, 2011, we had an accumulated deficit of approximately $109.1 million. Through 2008, our operations were funded primarily with proceeds from the sale of our equity securities, which at December 31, 2008, totaled $284.5 million since inception, including $210.1 million sold in the public markets. Since 2009, our operations have been funded primarily with our convertible debt proceeds issued in March 2008 as well as the positive cash flow generated from operations.
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

     Cash, cash equivalents and marketable securities was $225.8 million and $229.7 million at March 31, 2011 and December 31, 2010, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and the expenditures associated with possible future acquisitions or other business combination transactions.
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and working capital requirements. In addition, as more fully discussed in Note 13 to the unaudited condensed consolidated financial statements included in this Report, we may be required to post a supersedeas bond or escrow fund to secure the recent $60.0 million judgment against us in connection with the NeuroVision trademark infringement litigation. Including attorney’s fees and interest during the appeals period, this $60.0 million could reach approximately $63.0 million. Our anticipated cash needs for the coming twelve month period have contemplated this potential requirement.
Cash Flows
     The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	March 31,
	2011	2010	$ Change
Three months ended:
Cash provided by operating activities	$14,544	$9,138	$5,406
Cash provided by investing activities	27,167	89	27,078
Cash (used in) provided by financing activities	(284)	3,102	(3,386)
Effect of exchange rate changes on cash	77	(78)	155

Increase in cash and cash equivalents	$41,504	$12,251	$29,253

Cash flows from operating activities
     Cash provided by operating activities was $14.5 million for the three months ended March 31, 2011, as compared to $9.1 million for the same period in 2010. The $5.4 million increase in cash provided by operating activities for the three months ended March, 31 2011 as compared to the same period in 2010 is primarily due to improved collections from accounts receivable, increased profitability and a decrease in amounts due to shareowners, offset by the use of $5.4 million more cash to build inventory.
Cash flows from investing activities
     Cash provided by investing activities was $27.2 million for the three months ended March 31, 2011, as compared to $0.1 million for the same period in 2010. The $27.1 million increase in cash provided by investing activities for the three months ended March, 31 2011 as compared to the same period in 2010 is primarily due to a net increase in our net sales of marketable securities of $36.7 million, slightly offset by an $8.0 million payment made in connection with a supply agreement (which was amended on April 1, 2011) and increased purchases of surgical instrument sets, which are deployed to support our increasing revenue volume.
Cash flows from financing activities
     Cash used in financing activities was $0.3 million for the three months ended March 31, 2011, compared to $3.1 million provided by financing activities for the same period in 2010. The $3.4 million decrease in cash provided by financing activities for the three months ended March 31, 2011 as compared to the same period in 2010 is primarily due to a decrease in proceeds from the issuance of common stock, offset by a decrease in long term other assets (cash used as collateral for letters of credit) for the three months ended March 31, 2011.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, stock-based compensation, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and there have been no material changes during the three months ended March 31, 2011 except as follows:
     Effective January 1, 2011, we changed the estimated useful lives of instrument sets that we loan to or place with hospitals from three to four years.
New accounting requirements
     Effective January 1, 2011, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately information related to purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, to be included in the rollforward of activity. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial position.
Off-Balance Sheet Arrangements
     We have not engaged in any off-balance sheet activities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2011. Based on such evaluation, our management has concluded that as of March 31, 2011, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as follows:

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
     Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the initial phase of the case includes three Medtronic patents and one NuVasive patent. Trial on the initial phase of the case is scheduled to begin August 30, 2011. A full schedule for the second phase of the lawsuit has not yet been set by the Court.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the Risk Factors), to which there have been no material changes, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our Annual Report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)

10.1	Form of Compensation Letter Agreement dated March 4, 2011 between NuVasive, Inc. and each of the following: Keith C. Valentine, Patrick Miles, Jason M. Hannon, Michael J. Lambert, Jeffrey P. Rydin, Tyler P. Lipschultz and Craig E. Hunsaker (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NuVasive, Inc.
Date: May 6, 2011

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer
Date: May 6, 2011

By:	/s/ Michael J. Lambert
Michael J. Lambert
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)

10.1	Form of Compensation Letter Agreement dated March 4, 2011 between NuVasive, Inc. and each of the following: Keith C. Valentine, Patrick Miles, Jason M. Hannon, Michael J. Lambert, Jeffrey P. Rydin, Tyler P. Lipschultz and Craig E. Hunsaker (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.