Form 10-Q
period 2011-06-30
NUVASIVE INC
filed 2011-08-05
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2011, there were 39,880,439 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3
Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 6. Exhibits	35
SIGNATURES	38
EX-10.9
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$505,084	$92,597
Short-term marketable securities	14,545	86,458
Accounts receivable, net	80,532	76,632
Inventory	117,952	107,577
Deferred tax assets	4,425	4,425
Prepaid expenses and other current assets	4,724	4,082

Total current assets	727,262	371,771
Property and equipment, net	115,566	102,165
Long-term marketable securities	4,603	50,635
Intangible assets, net	101,435	107,121
Goodwill	103,070	103,070
Deferred tax assets, non-current	52,033	52,033
Restricted cash and investments	68,613	5,529
Convertible note hedge derivative	80,098	—
Other assets	20,245	9,705

Total assets	$1,272,925	$802,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,447	$58,995
Accrued payroll and related expenses	15,356	17,266
Acquisition-related liabilities	33,955	32,715

Total current liabilities	101,758	108,976
Senior Convertible Notes	543,696	230,000
Embedded conversion derivative	88,900	—
Long-term acquisition-related liabilities	—	326
Deferred tax liabilities	3,685	3,685
Other long-term liabilities	12,670	12,810
Commitments and contingencies
Noncontrolling interests	11,138	11,877
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 70,000 shares authorized, 39,867 and 39,528 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	40	40
Additional paid-in capital	613,016	545,114
Accumulated other comprehensive income	1,698	616
Accumulated deficit	(103,676)	(111,415)

Total stockholders’ equity	511,078	434,355

Total liabilities and stockholders’ equity	$1,272,925	$802,029

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$132,966	$119,584	$257,432	$228,671
Cost of goods sold (excluding amortization of purchased technology)	25,508	21,014	49,034	40,457

Gross profit	107,458	98,570	208,398	188,214
Operating expenses:
Sales, marketing and administrative	84,323	77,726	168,543	152,387
Research and development	10,258	11,205	21,027	21,904
Amortization of intangible assets	1,395	1,355	2,737	2,705

Total operating expenses	95,976	90,286	192,307	176,996

Interest and other expense, net:
Interest income	151	178	334	367
Interest expense	(1,915)	(1,668)	(3,686)	(3,337)
Other income (expense), net	80	(30)	577	87

Total interest and other expense, net	(1,684)	(1,520)	(2,775)	(2,883)

Income before income tax expense	9,798	6,764	13,316	8,335
Income tax expense	4,776	574	6,316	1,439

Consolidated net income	$5,022	$6,190	$7,000	$6,896

Net loss attributable to noncontrolling interests	$(358)	$(533)	$(739)	$(915)

Net income attributable to NuVasive, Inc.	$5,380	$6,723	$7,739	$7,811

Net income per share attributable to NuVasive, Inc.:
Basic	$0.14	$0.17	$0.19	$0.20

Diluted	$0.13	$0.17	$0.19	$0.19

Weighted average shares outstanding:
Basic	39,786	39,242	39,701	39,071

Diluted	40,868	40,694	40,691	40,383

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Consolidated net income	$7,000	$6,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,888	17,065
Stock-based compensation	15,671	13,983
Allowance for excess and obsolete inventory	2,341	906
Allowance for doubtful accounts and sales return reserves, net of write-offs	529	(1,007)
Accretion of contingent consideration	914	182
Other non-cash adjustments	2,893	2,591
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,351)	(8,514)
Inventory	(12,146)	(4,258)
Prepaid expenses and other current assets	(791)	(1,397)
Accounts payable and accrued liabilities	(2,300)	4,128
Accrued payroll and related expenses	(1,997)	(5,574)
Income taxes payable	5,043	460

Net cash provided by operating activities	27,694	25,461
Investing activities:
Purchases of property and equipment	(27,944)	(22,059)
Purchases of marketable securities	(54,317)	(95,015)
Sales of marketable securities	113,559	88,028
Purchases of restricted investments	(4,701)	—
Payment for specific rights in connection with supply agreement, net of refund received	(5,000)	—

Net cash provided by (used in) investing activities	21,597	(29,046)
Financing activities:
Proceeds from the sale of warrants	47,898	—
Proceeds from the issuance of convertible debt, net of issuance costs	391,548	—
Purchase of convertible note hedges	(80,097)	—
Proceeds from the issuance of common stock	4,334	11,963
Other assets	(557)	1,369
Tax benefits related to stock-based compensation awards	—	(7,481)

Net cash provided by financing activities	363,126	5,851
Effect of exchange rate changes on cash	70	(166)

Increase in cash and cash equivalents	412,487	2,100
Cash and cash equivalents at beginning of period	92,597	65,413

Cash and cash equivalents at end of period	$505,084	$67,513

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
     The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts and transactions have been eliminated in consolidation.
     These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in NuVasive’s Annual Report on Form 10-K filed with the SEC. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Change in Accounting Estimate
     During the first quarter of 2011, the Company completed a review of the estimated useful life of its surgical instrument sets. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain surgical instrument sets was extended from three to four years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the three and six months ended June 30, 2011, depreciation expense, which is included in sales, marketing and administrative expenses, was lower by approximately $2.1 million and $3.8 million, respectively, than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the three and six months ended June 30, 2011 was $0.03 and $0.05 per share, respectively.

Reclassifications and Adjustments
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.
     During the three months ended June 30, 2011, the Company identified an immaterial error in the consolidated financial statements for the year ended December 31, 2010 related to the accrual of payroll expenses. Based on a quantitative and qualitative analysis of the error as required by authoritative guidance, management concluded that the correction, which increased expenses by approximately $1.3 million in the three and six months ended June 30, 2011, had no material impact on any of the Company’s previously issued financial statements, would be immaterial to the expected full year results for 2011 and had no effect on the trend of financial results. Of the $1.3 million, approximately $1.0 million and $0.3 million was charged to sales, marketing and administrative expenses and research and development expenses, respectively.
2. Significant Accounting Policies
Derivative Financial Instruments
     On June 28, 2011, the Company issued $402.5 million principal amount of 2.75% Senior Convertible Notes due 2017 (the 2017 Notes). The 2017 Notes may be settled only in cash unless stockholder approval is obtained to increase the number of the Company’s authorized shares of common stock. If such approval is obtained, the Company may settle the 2017 Notes in cash, stock, or a combination thereof. In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) requires bifurcation from the 2017 Notes and is accounted for as a derivative liability, which is included in long-term liabilities in the Company’s condensed consolidated balance sheet.
     In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions (the 2017 Hedge) entitling the Company, assuming stockholder approval is obtained to increase the number of the Company’s authorized shares of common stock as discussed above, to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. Until stockholder approval is obtained to increase the number of the Company’s authorized shares of common stock, the 2017 Hedge may be settled only in cash. In accordance with authoritative guidance, the 2017 Hedge is accounted for as a derivative asset, which is included in long-term assets in the Company’s condensed consolidated balance sheet.
     The Company recognizes all derivative instruments as assets or liabilities in its balance sheet and measures these instruments at fair value by “marking-to-market” these assets and liabilities at the end of each reporting period. Gains and losses are recorded as a component of Other income (expense), net. As the fair values of the 2017 Notes Embedded Conversion Derivative and the 2017 Hedge on June 28, 2011 approximate their respective fair values as of June 30, 2011, no such gains or losses were recorded for the three and six months ended June 30, 2011.
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

3. Investment in Progentix Orthobiology, B.V.
     In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At June 30, 2011, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.
     Also concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement, as amended (the Option Agreement), whereby NuVasive may be obligated (the Put Option), upon the achievement of an annual sales run rate on Progentix products in excess of a specified amount between June 14, 2011 and June 13, 2013 (the Option Period), to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders (the Remaining Shares) for an amount up to $35.0 million, subject to certain adjustments, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion. In accordance with the Option Agreement, NuVasive has the right to purchase the Remaining Shares (the Call Option) during the Option Period for an amount up to $35.0 million, subject to certain adjustments, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion. Also in accordance with the Option Agreement, an option expired in June 2011 that could have required NuVasive to purchase the Remaining Shares and make additional milestone related payments totaling up to $70 million, subject to certain adjustments. NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless terminated earlier in accordance with its terms.
     In accordance with authoritative guidance issued by the FASB, the Company has determined that Progentix is a variable interest entity (VIE) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered its primary beneficiary as NuVasive has both (1) the power to direct the economically significant activities of Progentix and (2) the obligation to absorb losses of, or the right to receive benefits from, Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.
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
     Total assets and liabilities of Progentix as of June 30, 2011 included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

Total current assets	$615
Identifiable intangible assets, net	15,569
Goodwill	12,654
Other long-term assets	426
Accounts payable & accrued expenses	234
Other long-term liabilities	478
Deferred tax liabilities, net	3,685
Noncontrolling interests	11,138

     The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

Noncontrolling interests at December 31, 2010	$11,877
Net loss attributable to the noncontrolling interests	(739)

Noncontrolling interests at June 30, 2011	$11,138

4. Balance Sheet Reserves
     The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Reserves for accounts receivable and sales returns	$3,102	$2,573
Reserves for excess and obsolete inventory	9,023	6,682
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
5. Marketable Securities and Fair Value Measurements
     Marketable securities consist of certificates of deposit, corporate debt securities, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income in stockholders’ equity until realized. A decline in the market value of any marketable security below cost that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.
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

The composition of marketable securities is as follows (in thousands, except years):

	Contractual		Gross	Gross
	Maturity	Amortized	Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
June 30, 2011:
Classified as current assets
Certificates of deposit	Less than 1	$834	$1	$—	$835
Corporate notes	Less than 1	11,183	12	—	11,195
U.S. government treasury securities	Less than 1	2,514	1	—	2,515

Short-term marketable securities		14,531	14	—	14,545

Classified as non-current assets
Certificates of deposit	1 to 2	97	—	—	97
Securities of government-sponsored entities	1 to 2	4,500	6	—	4,506

Long-term marketable securities		4,597	6	—	4,603

Classified as restricted investments
U.S. government treasury securities	Less than 1 to 2	12,045	7	(1)	12,051
Securities of government-sponsored entities	Less than 1 to 2	50,740	27	(27)	50,740

Restricted investments		62,785	34	(28)	62,791

Total marketable securities at June 30, 2011		$81,913	$54	$(28)	$81,939

	Contractual		Gross	Gross
	Maturity	Amortized	Unrealized	Unrealized
	(in Years)	Cost	Gains	Losses	Fair Value
December 31, 2010:
Classified as current assets
Certificates of deposit	Less than 1	$938	$1	$(1)	$938
Corporate notes	Less than 1	12,076	3	—	12,079
U.S. government treasury securities	Less than 1	16,550	12	(1)	16,561
Securities of government-sponsored entities	Less than 1	56,870	24	(14)	56,880

Short-term marketable securities		86,434	40	(16)	86,458

Classified as non-current assets
Certificates of deposit	1 to 2	456	—	—	456
Corporate notes	1 to 2	3,123	—	(9)	3,114
U.S. government treasury securities	1 to 2	4,023	—	—	4,023
Securities of government-sponsored entities	1 to 2	43,056	6	(20)	43,042

Long-term marketable securities		50,658	6	(29)	50,635

Total marketable securities at December 31, 2010		$137,092	$46	$(45)	$137,093

     As of June 30, 2011, the Company had no significant investment positions that were in an unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not have derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
     Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2011.
     The fair values of the Company’s assets and liabilities at June 30, 2011, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Marketable Securities and Restricted Investments
Certificates of deposit	$932	$932	$—	$—
Corporate notes	11,195	11,195	—	—
U.S. government treasury securities	14,566	14,566	—	—
Securities of government-sponsored entities	55,246	55,246	—	—

Total marketable securities and restricted investments	$81,939	$81,939	$—	$—

Derivative Asset:
Convertible note hedge derivative	$80,098	$—	$—	$80,098

Contingent Consideration:
Acquisition-related liabilities	$(33,955)	$—	$—	$(33,955)

Derivative Liability:
Embedded conversion derivative	$(88,900)	$—	$—	$(88,900)

The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 7.
Contingent Consideration Liability
     In connection with the acquisition of Cervitech®, Inc. (Cervitech) in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM® cervical total disc replacement device receives U.S. Food and Drug Administration approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration increased to $32.5 million at June 30, 2011. Changes in fair value are recorded in the statement of income as sales, marketing and administrative expenses.
     In connection with an immaterial acquisition in 2010, the Company is required to pay an additional amount not to exceed $3.0 million in the event three specified milestones are met. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate and the probabilities assigned to the milestones being achieved. Based on the probabilities assigned to the milestones being achieved, the estimated fair value of the contingent consideration totaled $1.5 million at June 30, 2011. Changes in fair value are recorded in the statement of income as sales, marketing and administrative expenses.
Derivative Financial Instruments
     The Convertible note hedge derivative (the 2017 Hedge) and the Embedded conversion derivative (the 2017 Notes Embedded Conversion Derivative) are classified as Level 3 because these assets and liabilities are not actively traded and are valued using significant unobservable inputs. Significant inputs to these models are the Company’s stock price, risk free interest rate, credit rating, bond yield, and expected volatility of the Company’s stock price.
     The following tables set forth the changes in the estimated fair value for the Company’s assets and liabilities measured using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Assets:
Fair value measurement at beginning of period	$—	$—	$—	$—
Derivative asset purchased	80,098	—	80,098	—

Fair value measurement at end of period	$80,098	$—	$80,098	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Liabilities:
Fair value measurement at beginning of period	$33,494	$30,694	$33,041	$30,694
Derivative liability recorded in connection with 2017 Notes	88,900	—	88,900	—
Change in fair value measurement included in operating expenses	461	182	914	182

Fair value measurement at end of period	$122,855	$30,876	$122,855	$30,876

6. Goodwill and Intangible Assets
     Goodwill and intangible assets as of June 30, 2011 consisted of the following (in thousands, except years):

	Weighted-
	Average
	Amortization	Gross
	Period	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	14	$37,535	$(9,211)	$28,324
Manufacturing know-how and trade secrets	12	21,161	(5,096)	16,065
Trade name and trademarks	14	6,100	(1,179)	4,921
Customer relationships	13	10,035	(3,350)	6,685

	14	$74,831	$(18,836)	$55,995

Intangible Assets Not Subject to Amortization:
In-process research and development				45,440
Goodwill				103,070

Total intangible assets, net				$204,505

     Goodwill and intangible assets as of December 31, 2010 consisted of the following (in thousands, except years):

	Weighted-
	Average
	Amortization	Gross
	Period	Carrying	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	14	$39,975	$(7,946)	$32,029
Manufacturing know-how and trade secrets	12	21,104	(4,207)	16,897
Trade name and trademarks	14	6,100	(956)	5,144
Customer relationships	13	10,035	(2,984)	7,051

	14	$77,214	$(16,093)	$61,121

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				103,070

Total intangible assets, net				$210,191

     Total expense related to the amortization of intangible assets was $1.4 million for both the three months ended June 30, 2011 and 2010, and $2.7 million for both the six months ended June 30, 2011 and 2010. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.

     Total future amortization expense related to intangible assets subject to amortization at June 30, 2011 is set forth in the table below (in thousands):

Remaining 2011	$2,912
2012	5,821
2013	5,803
2014	5,766
2015	5,445
2016	5,245
Thereafter through 2027	25,003

Total future amortization expense	$55,995

7. Senior Convertible Notes
     The carrying values of the Company’s Senior Convertible Notes as of June 30, 2011 are as follows (in thousands):

	June 30,	December 31,
	2011	2010
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$—
Unamortized debt discount	(88,804)	—

	313,696	—

2.25% Senior Convertible Notes due 2013	230,000	230,000

Total Senior Convertible Notes	$543,696	$230,000

     2.75% Senior Convertible Notes due 2017
     In June 2011, the Company issued $402.5 million principal amount of 2.75% Senior Convertible Notes due 2017 (the 2017 Notes), which includes the issuance of $52.5 million principal amount for the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.0 million. The 2017 Notes have a stated interest rate of 2.75%, mature on July 1, 2017 and may be settled only in cash, unless stockholder approval is obtained to increase the number of the Company’s authorized shares of common stock. Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on quoted market prices, of the outstanding 2017 Notes at June 30, 2011 is approximately $402.6 million.
     Assuming the Company has received stockholder approval to increase the number of the Company’s authorized shares of common stock, the Company will settle conversions of the 2017 Notes by paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, solely at the Company’s election. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, subject to adjustment (which represents an initial conversion price of approximately $42.13 per share).
     Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity.

     Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
     In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) requires bifurcation from the 2017 Notes and is accounted for as a derivative liability, which is included in long-term liabilities in the Company’s condensed consolidated balance sheet. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2017 Notes. The estimated fair value of the 2017 Notes Embedded Conversion Derivative was $88.9 million as of June 30, 2011.
     In connection with the offering of the 2017 Notes, the Company entered into convertible note hedge transactions (the 2017 Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company, assuming stockholder approval is obtained to increase the number of the Company’s authorized shares of common stock as discussed previously, to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. Until stockholder approval of an increase in the number of the Company’s authorized common shares is obtained, the 2017 Hedge may be settled only in cash. Assuming stockholder approval is obtained, the 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge. The 2017 Hedge is accounted for as a derivative asset, and is included in long-term assets in the Company’s condensed consolidated balance sheet. The cost of the 2017 Hedge was $80.1 million, which also represents its estimated fair value as of June 30, 2011. The 2017 Hedge expires on July 1, 2017.
     The 2017 Notes Embedded Conversion Derivative and the 2017 Hedge are adjusted to fair value each reporting period and gains and losses are recorded in the Company’s condensed consolidated statements of income. As the fair values of the 2017 Notes Embedded Conversion Derivative and the 2017 Hedge on June 28, 2011 approximate their respective fair values as of June 30, 2011, no such gains or losses were recorded during the three and six months ended June 30, 2011.
     In addition, the Company sold warrants to the Counterparties to acquire up to 477,654 shares of the Company’s Series A Participating Preferred Stock (the 2017 Warrants), at an initial strike price of $988.51 per share, subject to adjustment. If the Company receives the necessary stockholder approvals to increase the number of common shares available for issuance, each share of Series A Participating Preferred Stock is initially convertible into 20 shares of the Company’s common stock. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares. The Company received $47.9 million in cash proceeds from the sale of the 2017 Warrants, which has been recorded as an increase in additional paid-in-capital. The 2017 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year-to-date period) exceeds the strike price of the 2017 Warrants.
     2.25% Senior Convertible Notes due 2013
     In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the 2013 Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the 2013 Notes. The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. The Company pays 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any of the 2013 Notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on quoted market prices, of the outstanding 2013 Notes at June 30, 2011 is approximately $240.1 million.
     The 2013 Notes are convertible into shares of the Company’s common stock, based on an initial conversion rate, subject to adjustment, of 22.3515 shares per $1,000 principal amount of the 2013 Notes (which represents an initial conversion price of approximately $44.74 per share). Holders may convert their 2013 Notes at their option on any day up to and including the second scheduled trading day immediately preceding the Maturity Date. If a fundamental change to the Company’s business occurs, as defined in the 2013 Notes, holders of the 2013 Notes have the right to require that the Company repurchase the 2013 Notes, or a portion thereof, at the principal amount plus accrued and unpaid interest.

     In connection with the offering of the 2013 Notes, the Company entered into convertible note hedge transactions (the 2013 Hedge) with the initial purchasers and/or their affiliates (the 2013 Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock at an initial stock price of $44.74 per share, each of which is subject to adjustment. In addition, the Company sold to the 2013 Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the 2013 Warrants), at an initial strike price of $49.13 per share, subject to adjustment. The cost of the 2013 Hedge that was not covered by the proceeds from the sale of the 2013 Warrants was approximately $14.0 million and was recorded as a reduction of additional paid-in capital as of December 31, 2008. The impact of the 2013 Hedge is to raise the effective conversion price of the 2013 Notes to approximately $49.13 per share (or approximately 20.3542 shares per $1,000 principal amount of the 2013 Notes). The 2013 Hedge is expected to reduce the potential equity dilution upon conversion of the 2013 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2013 Hedge. The 2013 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the 2013 Warrants.
8. Series A Preferred Securities
     On June 28, 2011, in connection with the issuance of the 2017 Warrants, the Company amended its Restated Certificate of Incorporation to designate 477,654 shares of the Company’s authorized preferred stock, par value $0.001 per share, as Series A Participating Preferred Stock (the Series A Preferred Stock). The Series A Preferred Stock will automatically convert into shares of the Company’s common stock if the Company receives the necessary stockholder approvals to increase the number of common shares available for issuance. If the Company has not received such stockholder approvals before the 2017 Warrants are converted into Series A Preferred Stock, the shares of Series A Preferred Stock will accumulate cash dividends at specified dividend rates, beginning on June 1, 2012, for as long as such shares remain outstanding.
     The holders of Series A Preferred Stock (collectively, the “Preferred Holders”) are entitled to receive dividends when and if declared by the Board of Directors. The preferred dividends are payable in preference and in priority to any dividends on the Company’s common stock.
     Shares of Series A Preferred Stock are convertible into 20 shares of common stock, subject to certain antidilution adjustments. Preferred Holders vote on an equivalent basis with common stockholders on an as-converted basis.
     The Preferred Holders are entitled to receive liquidation preferences at the rate of $648.20 per share. Liquidation payments to the Preferred Holders have priority and are made in preference to any payments to the holders of common stock.
     If the necessary stockholder approvals to increase the number of common shares available for issuance are not obtained prior to June 1, 2012, and dividends have not been paid on the shares of Series A Preferred Stock for an aggregate of six quarterly dividend periods or more, the Preferred Holders are entitled to elect two members to the Company’s Board of Directors.
9. Net Income Per Share
     The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units, warrants and the shares to be issued upon the conversion of the 2013 Notes. No shares related to the assumed conversion of the 2013 Notes were included in the diluted net income calculation for the three and six months ended June 30, 2011 and 2010 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net income calculation for the three and six months ended June 30, 2011 and 2010 because the inclusion of such shares would have had an anti-dilutive effect.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to NuVasive, Inc.	$5,380	$6,723	$7,739	$7,811

Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	39,786	39,242	39,701	39,071
Dilutive potential common stock outstanding:
Stock options	726	1,272	682	1,165
Restricted stock units	356	180	308	147

Weighted average common shares outstanding for diluted	40,868	40,694	40,691	40,383

Basic net income per share attributable to NuVasive, Inc.	$0.14	$0.17	$0.19	$0.20

Diluted net income per share attributable to NuVasive, Inc.	$0.13	$0.17	$0.19	$0.19

     The following outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted stock options and RSUs	4,874	1,483	5,035	2,885
Warrants	5,141	5,141	5,141	5,141
2013 Notes	5,141	5,141	5,141	5,141

Total	15,156	11,765	15,317	13,167

10. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consolidated net income	$5,022	$6,190	$7,000	$6,896
Other comprehensive income:
Unrealized gain on investments	37	108	26	95
Translation adjustments	346	(665)	1,056	(1,071)

Total consolidated comprehensive income	5,405	5,633	8,082	5,920
Plus: Net loss attributable to noncontrolling interests	(358)	(533)	(739)	(915)

Comprehensive income attributable to NuVasive, Inc.	$5,763	$6,166	$8,821	$6,835

11. Stock-Based Compensation
     The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan (ESPP Plan) using a Black-Scholes option-pricing model on the date of grant. The fair value of restricted stock units (RSUs) is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period.

     The weighted-average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP Plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock Options
Volatility	48%	48%	49%	47%
Expected term (years)	5.4	4.5	5.4	4.5
Risk free interest rate	2.0%	2.0%	2.1%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

ESPP
Volatility	57%	54%	58%	52%
Expected term (years)	1.2	1.3	1.1	1.3
Risk free interest rate	0.3%	0.9%	0.2%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     The compensation costs included in the consolidated statement of income for all stock-based compensation arrangements are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales, marketing and administrative expense	$7,124	$6,672	$14,459	$12,352
Research and development expense	601	877	1,212	1,631

Total stock-based compensation expense	$7,725	$7,549	$15,671	$13,983

     The Company issued 71,000 and 96,000 shares of common stock upon exercise of stock options during the three and six months ended June 30, 2011, respectively, and issued 524,000 shares of common stock upon exercise of stock options during the year ended December 31, 2010. The Company issued 20,000 and 120,000 shares of common stock upon the vesting of RSUs during the three and six months ended June 30, 2011, respectively, and issued 73,000 shares of common stock upon the vesting of RSUs during the year ended December 31, 2010.
12. Income Taxes
     The Company recorded income tax expense of $4.8 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $6.3 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the six months ended June 30, 2011 was 47%, which is based on an estimate of the Company’s annual effective income tax rate. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2011 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses, and foreign losses expected to be incurred for which no benefit can be recorded.
     There was no material change to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 30, 2011.
13. Business Segment and Product Information
     The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.

     The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings include allograft (donated human tissue), Osteocel® Plustm, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion, and FormaGraft ®, a collagen synthetic product used to aid the fusion process. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Spine Surgery Products	$108,753	$97,863	$210,661	$187,014
Biologics	24,213	21,721	46,771	41,657

Total Revenue	$132,966	$119,584	$257,432	$228,671

14. Legal Proceedings
     Medtronic Sofamor Danek USA, Inc. Litigation
     In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The initial phase of the case includes three Medtronic patents and one NuVasive patent. Trial on the initial phase of the case is scheduled to begin August 30, 2011. A full schedule for the second phase of the lawsuit has not yet been set by the Court. NuVasive believes its own claims have merit and that Medtronic’s claims lack merit. At June 30, 2011, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.
     Trademark Infringement Litigation
     In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction. The Company intends to timely appeal the judgment and permanent injunction. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. These funds are included in restricted cash and investments on the Company’s June 30, 2011 condensed consolidated balance sheet. Any payment of damages will be delayed while the appeals process runs its course, which could take up to two years. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at June 30, 2011, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.
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
Overview
     We are a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $7.7 billion globally in 2011. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of biologics, cervical and motion preservation products. Our spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), Osteocel® Plustm, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion, and FormaGraft®, a collagen synthetic product used to aid the fusion process. We focus significant research and development efforts to expand our MAS product platform, advance the applications of our unique technology to additional procedures and develop motion preserving products such as our total disc replacement products. We dedicate significant resources toward training spine surgeons on our unique technology and products. Currently, we are training over 500 surgeons annually, which includes surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs.
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
     Factors arising from third parties such as prolonged interaction with regulatory agencies, general pushback from private payers on any of our procedures, devices, or services, industry specific taxes, and other external factors may have a material impact on our business. We have begun to incur incremental expenditures to address these types of issues regionally and nationally as deemed necessary. Such advocacy for improvements in the regulatory approval process, payer coverage of new technologies, and policies that facilitate innovation to improve spine care are likely to become an ongoing expense.
     In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. In 2009, we acquired Cervitech®, Inc. (Cervitech), a company focused on gaining regulatory approval of the PCM® cervical disc system, a motion preserving total disc replacement device. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. In the first quarter of 2010, we filed a PMA application with the U.S. Food and Drug Administration (FDA) for approval of the PCM cervical disc system. Approval, if obtained, would further strengthen our cervical product offering and should enable us to continue our trend of increasing our market share.
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
     Through June 30, 2011, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and our own directly-employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of income in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed exclusive shareowners as well as exclusive distributors and independent sales agents.
     In June 2011, we issued $402.5 million principal amount of 2.75% Senior Convertible Notes due 2017 (the 2017 Notes), which includes the issuance of $52.5 million principal amount upon the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.0 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled only in cash, unless stockholder approval is obtained to increase the number of our authorized shares of common stock to allow for conversion of the notes and exercise of warrants issued in connection with the debt offering. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The completion of this financing transaction affords us greater flexibility and liquidity.

Results of Operations
Revenue

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Spine Surgery Products	$108,753	$97,863
Biologics	24,213	21,721

Total Revenue	$132,966	$119,584	$13,382	11%

Six months ended:
Spine Surgery Products	$210,661	$187,014
Biologics	46,771	41,657

Total Revenue	$257,432	$228,671	$28,761	13%

     Our spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologics product line offerings include allograft (donated human tissue), Osteocel Plus, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion, and FormaGraft, a collagen synthetic product used to aid the fusion process.
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
     Our total revenues increased $13.4 million and $28.8 million in the three and six months ended June 30, 2011, respectively, representing total revenue growth of 11% and 13% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Revenue from our Spine Surgery Products increased $10.9 million and $23.6 million, or 11% and 13%, in the three and six months ended June 30, 2011, respectively compared to the same periods in 2010. Revenue from our Biologics product line increased $2.5 million and $5.1 million, or 11% and 12%, in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Total revenues were impacted by small unfavorable changes in price of approximately 1% and 2% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.
Cost of Goods Sold, excluding amortization of purchased technology

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$25,508	$21,014	$4,494	21%
% of revenue	19%	18%
Six months ended	$49,034	$40,457	$8,577	21%
% of revenue	19%	18%
     Cost of goods sold consists of purchased goods, inventory-related costs and royalty expenses.
     Cost of goods sold as a percentage of revenue increased slightly for the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily from an increase in excess and obsolete inventory reserves associated with several cervical product transitions.

     We expect cost of goods sold, as a percentage of revenue, to remain consistent for the remainder of 2011 at approximately 19% due to the expected continued increased revenue contribution from our lower margin biologics and international businesses, roughly offset by new product introductions that may capture some price premium.
Operating Expenses
Sales, Marketing and Administrative

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$84,323	$77,726	$6,597	8%
% of revenue	63%	65%
Six months ended	$168,543	$152,387	$16,156	11%
% of revenue	65%	67%
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
     The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including: expenses that tend to vary based on revenue such as commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount and shipping; expenses associated with investments in our worldwide infrastructure such as operating systems and real estate; legal expenses; and non-sales related headcount growth, offset by the decrease in depreciation expense due to the change in useful life of certain surgical instrument sets. As a percentage of revenue, sales, marketing and administrative expenses decreased slightly for the three and six months ended June 30, 2011 compared to the same periods in 2010 principally as a result of increased operating leverage in our expenses relative to the 11% and 13% growth in revenue for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.
     Excluding the impact resulting from a change in an accounting estimate related to the useful life of certain surgical instrument sets, costs that tend to vary based on revenue increased $4.7 million and $6.8 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These increases include expenses totaling $0.4 million recorded in the three and six months ended June 30, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses. This increase is slightly less than our increased revenue growth of 11% and 13% in the first three and six months of 2011 as compared to the same periods in 2010. Effective January 1, 2011, we changed the useful life of certain surgical instrument sets from three to four years. This change, which was accounted for as a change in accounting estimate, resulted in approximately $2.1 million and $3.8 million less depreciation expense for the three and six months ended June 30, 2011, respectively, than would have been recorded had the useful life of these assets not been extended.
     Compensation and other shareowner related expenses for our marketing and administrative support functions increased $1.3 million and $6.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 due to increased compensation and other shareowner related expenses resulting from additions to our headcount. These increases include expenses totaling $0.6 million recorded in the three and six months ended June 30, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses. Stock-based compensation increased $0.5 million and $2.1 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily related to an increase in stock-based awards granted to shareowners associated with the continued increase in headcount and our fiscal 2011 annual grants.
     In addition to the items discussed above, acquisition-related costs increased $0.6 million and $1.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily attributable to the accretion of the contingent consideration liabilities incurred in the three and six months ended June 30, 2011, and expenses incurred related to other acquisition-related activities. In addition, during the three and six months ended June 30, 2010, expenses were lower due to a recovery of an international receivable totaling $0.5 million and $1.5 million, respectively, for which no comparable reduction in expenses occurred during the same period in 2011.
     On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease moderately over time.
Research and Development

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$10,258	$11,205	$(947)	(8%)
% of revenue	8%	9%
Six months ended	$21,027	$21,904	$(877)	(4%)
% of revenue	8%	10%
     Research and development expenses consist primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner related expenses.
     In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, expanded our offering of cervical products, and moved us closer to entering into the growing motion preservation market. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications, which are currently in different phases of clinical trials and related studies. We anticipate continuing to incur costs related to such clinical trials and studies through at least 2011.
     Compensation and other shareowner related expenses, including stock-based compensation, decreased $0.3 million for the three months ended June 30, 2011 compared to the same period in 2010 ($0.6 million excluding the impact of expenses totaling $0.3 million recorded in the three months ended June 30, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses) primarily due to a decrease in performance-based compensation and stock-based compensation, offset by increased compensation and other shareowner related expenses resulting from additions to the Company’s headcount to support our product development and enhancement efforts. Compensation and other shareowner related expenses, including stock-based compensation, increased $0.6 million for the six months ended June 30, 2011 compared to the same period in 2010 ($0.3 million excluding the impact of expenses totaling $0.3 million recorded in the three months ended June 30, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses) primarily due to increased compensation and other shareowner related expenses resulting from additions to the Company’s headcount to support our product development and enhancement efforts, offset by a decrease in stock-based compensation.
     In addition to the items discussed above, expenses for the three and six months ended June 30, 2011 decreased by $1.2 million and $2.0 million, respectively, compared to the same periods in 2010 due to decreased expenses incurred in connection with various clinical trials and studies, which include our PCM cervical disc system. These decreases were offset by an increase in expenses of $0.5 million for the three and six months ended June 30, 2011 compared to the same periods in 2010 related to an asset acquisition-related milestone payment in 2011.
     For the foreseeable future, as a percentage of revenue, we expect total research and development costs to remain around 8% in support of our ongoing development and planned clinical trial and study related activities.
Amortization of Intangible Assets

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:	$1,395	$1,355	$40	3%
% of total revenue	1%	1%
Six months ended:	$2,737	$2,705	$32	1%
% of total revenue	1%	1%

     Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. Although amortization expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 remained relatively constant, we expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.
Interest and Other Expense, Net

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Interest income	$151	$178
Interest expense	(1,915)	(1,668)
Other income (expense), net	80	(30)

Total interest and other expense, net	$(1,684)	$(1,520)	$164	11%

% of revenue	1%	1%
Six months ended:
Interest income	$334	$367
Interest expense	(3,686)	(3,337)
Other income, net	577	87

Total interest and other expense, net	$(2,775)	$(2,883)	$(108)	(4%)

% of revenue	1%	1%
     Interest and other expense, net, consists primarily of interest income earned on marketable securities offset by interest expense incurred primarily related to our outstanding $230.0 million Senior Convertible Notes. Interest and other expense, net, for the three and six months ended June 30, 2011 compared to the same periods in 2010 remained relatively constant.
     Interest and other expense, net, is expected to increase in the foreseeable future as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering which closed on June 28, 2011.
Income Tax Expense

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:	$4,776	$574	$4,202	732%
Effective income tax rate	49%	8%
Six months ended:	$6,316	$1,439	$4,877	339%
Effective income tax rate	47%	17%
     We recorded income tax expense of $4.8 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $6.3 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the six months ended June 30, 2011 was 47%, which is based on an estimate of our annual effective income tax rate. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. Our annual effective income tax rate for 2011 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses, and foreign losses expected to be incurred for which no benefit can be recorded.
     We expect our effective income tax rate to continue to exceed the U.S. federal and state statutory income tax rates primarily due to non-deductible expenses and foreign losses expected to be incurred by Progentix.

Stock-Based Compensation

	June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$7,124	$6,672
Research and development expense	601	877

Total stock-based compensation expense	$7,725	$7,549	$176	2%

% of revenue	6%	6%
Six months ended:
Sales, marketing and administrative expense	$14,459	$12,352
Research and development expense	1,212	1,631

Total stock-based compensation expense	$15,671	$13,983	$1,688	12%

% of revenue	6%	6%
     Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The increase in stock-based compensation of approximately $0.2 million and $1.7 million for the three and six months ended June 30, 2011 is primarily attributed to an increase in the number of awards granted to shareowners associated with the continued increase in headcount year over year for the periods presented, and the fiscal 2011 annual grants that occurred during the three months ended March 31, 2011.
Liquidity, Cash Flows and Capital Resources
     Since our inception in 1997, we have incurred significant losses and as of June 30, 2011, we had an accumulated deficit of approximately $103.7 million. Through 2008, our operations were funded primarily with proceeds from the sale of our equity securities, which at December 31, 2008, totaled $284.5 million since inception, including $210.1 million sold in the public markets. Since 2009, our operations have been funded primarily with proceeds from our convertible debt financing issued in March 2008, as well as the positive cash flow generated from operations.
     In March 2008, we issued $230.0 million principal amount of 2.25% Senior Convertible Notes due 2013 (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any 2013 Notes not converted prior to March 15, 2013, the maturity date, will be paid in cash.
     In June 2011, we issued $402.5 million principal amount of the 2017 Notes, which includes the issuance of $52.5 million principal amount upon the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.0 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled only in cash, unless stockholder approval is obtained to increase the number of our authorized shares of common stock to allow for conversion of the notes and the exercise of warrants issued in connection with the debt offering. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012.
     In addition, as more fully discussed in Note 14 to the unaudited condensed consolidated financial statements included in this Report, we were required to escrow funds to secure the recent $60.0 million judgment against us in connection with the NeuroVision trademark infringement litigation. On June 16, 2011, we entered into an escrow arrangement and transferred $62.5 million of cash and investments, representing the $60.0 million judgment amount, plus interest, attorneys’ fees and costs, into a restricted escrow account. These funds are included in restricted cash and investments in our June 30, 2011 condensed consolidated balance sheet.
     Cash, cash equivalents and marketable securities was $524.2 million and $229.7 million at June 30, 2011 and December 31, 2010, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and the expenditures associated with possible future acquisitions or other business combination transactions.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and working capital requirements. We have historically invested our cash primarily in U.S. treasuries and government agencies, corporate debt, money market funds, and commercial paper meeting certain criteria. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy has exacerbated those risks and may affect the value of our current investments and restrict our ability to access the capital markets or even our own funds.
Cash Flows
     The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	June 30,
	2011	2010	$ Change
Six months ended:
Cash provided by operating activities	$27,694	$25,461	$2,233
Cash provided by (used in) investing activities	21,597	(29,046)	50,643
Cash provided by financing activities	363,126	5,851	357,275
Effect of exchange rate changes on cash	70	(166)	236

Increase in cash and cash equivalents	$412,487	$2,100	$410,387

Cash flows from operating activities
     Cash provided by operating activities was $27.7 million for the six months ended June 30, 2011, as compared to $25.5 million for the same period in 2010. The $2.2 million increase in cash provided by operating activities for the six months ended June, 30 2011 as compared to the same period in 2010 is primarily due to improved collections from accounts receivable, a decrease in amounts paid to shareowners, and an increase in net income, adjusted for noncash items, offset by the use of $7.9 million more cash to build inventory.
Cash flows from investing activities
     Cash provided by investing activities was $21.6 million for the six months ended June 30, 2011, as compared to cash used in investing activities of $29.0 million for the same period in 2010. The $50.6 million increase in cash provided by investing activities for the six months ended June, 30 2011 as compared to the same period in 2010 is primarily due to a net increase in our net sales of marketable securities of $66.2 million, offset by payments made in connection with a supply agreement, restricted cash investments, and increased purchases of surgical instrument sets which are deployed to support our increasing revenue volume.
Cash flows from financing activities
     Cash provided by financing activities was $363.1 million for the six months ended June 30, 2011, as compared to $5.9 million for the same period in 2010. The $357.3 million increase in cash provided by financing activities for the six months ended June 30, 2011 as compared to the same period in 2010 is primarily due to net proceeds totaling approximately $359.0 million from the issuance of $402.5 million Senior Convertible Notes on June 28, 2011.
Contractual Obligations and Commitments
     Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our Senior Convertible Notes, operating leases and other contractual obligations. Our future contractual obligations and commitments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and there have been no material changes during the six months ended June 30, 2011 except as follows:
     In June 2011, we issued $402.5 million principal amount of the 2017 Notes. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled only in cash, unless stockholder approval is obtained to increase the number of our authorized shares of common stock to allow for conversion of the notes and the exercise of warrants issued in connection with the debt offering. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, stock-based compensation, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and there have been no material changes during the six months ended June 30, 2011 except as follows:
Change in Accounting Estimate
     Effective January 1, 2011, we changed the estimated useful lives of instrument sets that we loan to or place with hospitals from three to four years.
Financial Instruments and Fair Value
     Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
     This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We recognize transfers between levels of this hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value.
     The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.
     As more fully discussed in Notes 2 and 5 to the unaudited condensed consolidated financial statements included in this Report, in June 2011, in connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, and recorded an embedded conversion derivative liability. The fair values of these derivatives are determined using an option pricing model based on unobservable inputs and are classified within Level 3. The significant inputs to the model include our stock price, risk free interest rate, bond yield, credit rating, and expected volatility of our stock price.
     Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market.

New accounting requirements
     Effective January 1, 2011, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately information related to purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, to be included in the rollforward of activity. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on our consolidated results of operations or financial position.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2011. Based on such evaluation, our management has concluded that as of June 30, 2011, the Company’s disclosure controls and procedures are effective.
     Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as follows:
     As reported by us previously, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic), on August 18, 2008, filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of NuVasive’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents. Three of the patents were later withdrawn by Medtronic leaving the following nine patents in the lawsuit: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic (Medtronic Patents). Medtronic is seeking monetary damages and a court injunction against future infringement by NuVasive. NuVasive has answered the complaint denying the allegations, and filed counterclaims seeking dismissal of Medtronic’s complaint and a declaration that NuVasive has not infringed and currently does not infringe any valid claim of the Medtronic Patents.

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
     Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the initial phase of the case includes three Medtronic patents and one NuVasive patent. Trial on the initial phase of the case is scheduled to begin August 30, 2011, and is expected to proceed expeditiously. A full schedule for the second phase of the lawsuit has not yet been set by the Court. We cannot determine or predict the probable outcome of this litigation and have therefore not recorded a loss contingency related to this litigation.
Trademark Infringement Litigation
     In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and has consolidated this issue with our appeal of the verdict. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. Any payment of damages will be delayed while the appeals process runs its course, which could take up to two years. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at June 30, 2011, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated and supplemented by the risk factors included in our Prospectus dated June 22, 2011 filed pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission on June 23, 2011 (the “Prospectus”). For additional information regarding our risk factors, please see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and the section titled “Risk Factors” included in the Prospectus, which are incorporated herein by reference.

Risks Related to Our Financial Results and Need for Financing
The sale of our 2.75% Senior Convertible Notes due 2017 significantly increased our amount of long-term debt, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
     As described in more detail in Note 7 to our unaudited condensed consolidated financial statements, in June 2011, we issued $402,500,000 aggregate principal amount of our 2.75% convertible senior Notes due 2017 (the 2017 Notes). As a result of the sale of the 2017 Notes, we have a substantially greater amount of long-term debt than we have maintained in the past. Our maintenance of such increased level of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.
Conversion of the 2017 Notes, including under the conditional conversion features of the 2017 Notes, if triggered, may adversely affect our financial condition and operating results.
     The conversion of some or all of the 2017 Notes and any sales in the public market of our common stock issued upon such conversion could adversely affect the market price of our common stock. In addition, the existence of the 2017 Notes may encourage short selling by market participants because the conversion of the 2017 Notes could depress our common stock price.
     In the event the conditional conversion features of the 2017 Notes are triggered, holders of 2017 Notes will be entitled to convert the 2017 Notes during specified periods at their option. If one or more holders elect to convert their 2017 Notes, unless we receive certain necessary stockholder approvals and we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2017 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2017 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Our failure to obtain the requisite stockholder approvals pursuant to the terms of the 2017 Notes and warrants issued in connection therewith could affect our liquidity, financial position and results of operations.
     As described in more detail in Notes 2 and 7 to our unaudited condensed consolidated financial statements, in connection with the issuance of the 2017 Notes, we entered into convertible note hedge transactions (the 2017 Hedge) and issued warrants (the 2017 Warrants) that are exercisable into a number of shares of a new series of our preferred stock, called the Series A participating preferred stock (the “Series A Preferred Stock”), based on the amount, if any, by which the market price per share of our common stock exceeds the strike price of the 2017 Warrants during a measurement period at the maturity of the 2017 Warrants. Pursuant to the terms of the 2017 Notes and 2017 Warrants, we agreed to use our best efforts to hold a meeting of our stockholders as soon as practicable, but not later than June 1, 2012, at which we would seek to obtain the requisite stockholder approval to (i) amend our Restated Certificate of Incorporation to increase the number of authorized but unissued shares of our common stock to permit (1) the conversion and settlement of all 2017 Notes into shares of our common stock and (2) the conversion and settlement, through the delivery of shares of our common stock, of the maximum number of shares of the Series A Preferred Stock issuable upon exercise of the 2017 Warrants and (ii) authorize such conversion and settlement of the Series A Preferred Stock in accordance with NASDAQ Stock Market Rule 5635. If we do not obtain the requisite stockholder approval for these matters:
•	the 2017 Notes will not be convertible into shares of our common stock, and we will be required to satisfy our conversion obligation under the 2017 Notes solely in cash;

•	a gain (or loss) will be reported in our consolidated statement of income to the extent the valuation of the conversion option of the 2017 Notes or the 2017 Hedge changes from the previous period for each financial statement period after issuance of the 2017 Notes or the 2017 Hedge, as applicable;

•	the Series A Preferred Stock issuable upon settlement of the 2017 Warrants will not convert into shares of our common stock and will accumulate cumulative cash dividends at a rate of up to 16% per annum for so long as such shares remain outstanding;

•	after June 1, 2012, in addition to the common stock issuable upon conversion of each share of Series A Preferred Stock at the then-applicable conversion rate, on the conversion date, we will pay to the holders to whom we deliver the shares of our common stock due upon conversion cash dividends in an amount equal to all accumulated and unpaid dividends on such share of Series A Preferred Stock, whether or not declared prior to such conversion date, for the then-current dividend period (or portion thereof) ending on such conversion date and all prior dividend periods, if any (other than previously declared dividends on such share of Series A Preferred Stock that were paid to the holder of record of such share of Series A Preferred Stock as of a prior date) to the extent we are lawfully permitted to pay such dividends under Delaware law; and

•	upon exercise of the 2017 Warrants, the Series A Preferred Stock will remain outstanding and include those rights and preferences set forth in the Series A Preferred Stock certificate of designations, including, but not limited to rights ranking senior to our common stock with respect to dividends and liquidation rights.

     As a result, our failure to obtain the requisite stockholder approval pursuant to the terms of the 2017 Notes and 2017 Warrants could affect our liquidity, financial position and results of operations.
     In addition, if we fail to obtain stockholder approval prior to June 1, 2012, we intend to (i) continue to seek to obtain stockholder approval at each subsequent annual meeting of our stockholders and (ii) hold at least one special meeting of our stockholders in each calendar year, beginning with the 2012 calendar year, at which we will seek to obtain such stockholder approval, in each case, until such approval has been obtained, and we will incur the costs associated therewith.
Risks Related to Our Intellectual Property and Litigation
We are currently involved in several patent litigation actions, including an action involving Medtronic, and, if we do not prevail in this action against Medtronic, we could be liable for past damages and might be prevented from making, using, selling, offering to sell, importing or exporting certain of our products.
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
     Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from modeling, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. We may also be subject to negative publicity due to litigation. Pending or future patent litigation against us or any strategic partners or licensees may force us or any strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless we develop alternative non-infringing technology or that party grants us or any strategic partners or licensees rights to use its intellectual property, and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, or if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if any strategic partners, licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Furthermore, if we are found to infringe patent claims of a third party, we may, among other things, be required to pay damages, including up to treble damages and attorneys’ fees and costs, which may be substantial.
     An unfavorable outcome for us in patent or other intellectual property litigation could significantly harm our business if such outcome makes us unable to commercialize some of our current or potential products or cease some of our business operations. In addition, costs of defense and any damages resulting from litigation may materially adversely affect our business and financial results. Litigation may also harm our relationships with existing customers and subject us to negative publicity, each of which could harm our business and financial results.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)

3.3	Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937104))

4.1	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937104))

4.2	Form of 2.75% Convertible Senior Note due 2017 (included in Exhibit 4.1)

10.1	Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.2	Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.3	Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.4	Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.5	Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011(file no. 000-50744-11937102))

10.6	Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.7	Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.8	Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

Exhibit No	Description
10.9#	Non-Employee Director Cash Compensation (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NuVasive, Inc.
Date: August 5, 2011

By:	/s/ Alexis V. Lukianov
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: August 5, 2011

By:	/s/ Michael J. Lambert
Michael J. Lambert
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)

3.3	Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937104))

4.1	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937104))

4.2	Form of 2.75% Convertible Senior Note due 2017 (included in Exhibit 4.1)

10.1	Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.2	Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.3	Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.4	Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.5	Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011(file no. 000-50744-11937102))

10.6	Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.7	Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.8	Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011 (file no. 000-50744-11937102))

10.9#	Non-Employee Director Cash Compensation (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

Exhibit No	Description

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

#	Indicates management contract or compensatory plan or arrangement.