Form 10-Q
period 2011-09-30
NUVASIVE INC
filed 2011-11-04
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, there were 42,244,073 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,943	$92,597
Short-term marketable securities	151,363	86,458
Accounts receivable, net	78,637	76,632
Inventory	122,588	107,577
Deferred tax assets	4,425	4,425
Prepaid expenses and other current assets	5,100	4,082

Total current assets	583,056	371,771
Property and equipment, net	118,125	102,165
Long-term marketable securities	46,593	50,635
Intangible assets, net	100,044	107,121
Goodwill	103,070	103,070
Deferred tax assets, non-current	76,260	52,033
Restricted cash and investments	68,463	5,529
Other assets	19,187	9,705

Total assets	$1,114,798	$802,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,191	$58,995
Accrued payroll and related expenses	17,872	17,266
Litigation liability	101,200	—
Acquisition-related liabilities	33,628	32,715

Total current liabilities	204,891	108,976
Senior Convertible Notes	427,974	230,000
Long-term acquisition-related liabilities	—	326
Deferred tax liabilities	3,685	3,685
Other long-term liabilities	13,088	12,810
Commitments and contingencies
Noncontrolling interests	11,015	11,877
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 and 70,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 39,904 and 39,528 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	40	40
Additional paid-in capital	625,387	545,114
Accumulated other comprehensive income (loss)	(54)	616
Accumulated deficit	(171,228)	(111,415)

Total stockholders’ equity	454,145	434,355

Total liabilities and stockholders’ equity	$1,114,798	$802,029

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$132,880	$120,262	$390,312	$348,933
Cost of goods sold (excluding amortization of purchased technology)	26,015	21,580	75,049	62,037

Gross profit	106,865	98,682	315,263	286,896
Operating expenses:
Sales, marketing and administrative	85,482	77,717	254,025	230,104
Research and development	10,092	10,085	31,119	31,989
Amortization of intangible assets	1,504	1,342	4,241	4,047
Litigation award	101,200	—	101,200	—

Total operating expenses	198,278	89,144	390,585	266,140

Interest and other expense, net:
Interest income	257	200	591	567
Interest expense	(7,276)	(1,668)	(10,962)	(5,005)
Other income (expense), net	1,726	(6)	2,303	81

Total interest and other expense, net	(5,293)	(1,474)	(8,068)	(4,357)

(Loss) income before income tax expense	(96,706)	8,064	(83,390)	16,399
Income tax (benefit) expense	(29,031)	(40)	(22,715)	1,399

Consolidated net (loss) income	$(67,675)	$8,104	$(60,675)	$15,000

Net loss attributable to noncontrolling interests	$(123)	$(438)	$(862)	$(1,353)

Net (loss) income attributable to NuVasive, Inc.	$(67,552)	$8,542	$(59,813)	$16,353

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(1.69)	$0.22	$(1.50)	$0.42

Diluted	$(1.69)	$0.21	$(1.50)	$0.40

Weighted average shares outstanding:
Basic	39,892	39,394	39,766	39,180

Diluted	39,892	40,396	39,766	40,389

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Consolidated net (loss) income	$(60,675)	$15,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,847	27,404
Stock-based compensation	23,789	21,304
Allowance for excess and obsolete inventory	4,642	1,682
Allowance for doubtful accounts and sales return reserves, net of write offs	1,261	(1,039)
Accretion of contingent consideration	587	570
Amortization of debt issuance costs	2,588	1,120
Amortization of debt discount	3,076	—
Gain recognized on change in fair value of derivatives	(2,387)	—
Deferred income tax expense	6,238	—
Other non-cash adjustments	3,545	2,924
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,152)	(11,465)
Inventory	(19,933)	(10,043)
Prepaid expenses and other assets	(1,061)	(3,878)
Accounts payable and accrued liabilities	504	6,502
Litigation liability	101,200	—
Accrued payroll and related expenses	584	(5,973)
Income taxes payable	(32,237)	(186)

Net cash provided by operating activities	53,416	43,922
Investing activities:
Purchases of property and equipment	(39,435)	(36,622)
Purchases of marketable securities	(244,209)	(150,045)
Sales of marketable securities	124,205	142,313
Purchases of restricted investments	(4,535)	—
Payment for specific rights in connection with supply agreement, net of refund received	(5,000)	—
Other assets	(1,100)	(659)

Net cash used in investing activities	(170,074)	(45,013)
Financing activities:
Proceeds from the sale of warrants	47,898	—
Proceeds from the issuance of convertible debt, net of issuance costs	391,334	—
Purchase of convertible note hedges	(80,097)	—
Repurchase of 2013 Senior Convertible Notes	(118,702)	—
Proceeds from the issuance of common stock	4,461	12,768
Other assets	(349)	(7,722)
Tax benefits related to stock-based compensation awards	638	1,118

Net cash provided by financing activities	245,183	6,164

Effect of exchange rate changes on cash	(179)	104

Increase in cash and cash equivalents	128,346	5,177
Cash and cash equivalents at beginning of period	92,597	65,413

Cash and cash equivalents at end of period	$220,943	$70,590

See accompanying notes to unaudited condensed consolidated financial statements.

NuVasive, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Description of Business

NuVasive®, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company is focused on developing minimally disruptive surgical products and procedures for the spine. The Company began commercializing its products in 2001. Its currently-marketed product portfolio is focused on applications for spine fusion surgery. Its principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of biologics, cervical and motion preservation products. In the spine surgery market, the Company’s currently-marketed products are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company also focuses significant research and development efforts on expanding its MAS product platform, advancing the applications of its unique technology to additional procedures, and developing motion preservation products. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 include the accounts of the Company and its wholly owned subsidiaries, as well as the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in NuVasive’s Annual Report on Form 10-K filed with the SEC. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Change in Accounting Estimate

During the first quarter of 2011, the Company completed a review of the estimated useful life of its surgical instrument sets. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain surgical instrument sets was extended from three to four years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the three and nine months ended September 30, 2011, depreciation expense, which is included in sales, marketing and administrative expenses, was lower by approximately $1.2 million and $5.0 million, respectively, than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the three and nine months ended September 30, 2011 was $0.02 and $0.09 per share, respectively.

Reclassifications and Adjustments

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

During the three months ended June 30, 2011, the Company identified an immaterial error in the consolidated financial statements for the year ended December 31, 2010 related to the accrual of payroll expenses. Based on a quantitative and qualitative analysis of the error as required by authoritative guidance, management concluded that the correction, which increased expenses by approximately $1.3 million in the nine months ended September 30, 2011, had no material impact on any of the Company’s previously issued financial statements, would be immaterial to the expected full year results for 2011 and had no effect on the trend of financial results. Of the $1.3 million, approximately $1.0 million and $0.3 million was charged to sales, marketing and administrative expenses and research and development expenses, respectively.

2. Significant Accounting Policies

Derivative Financial Instruments

On June 28, 2011, the Company issued $402.5 million principal amount of 2.75% Senior Convertible Notes due 2017 (the 2017 Notes). Prior to September 28, 2011, the 2017 Notes were settleable only in cash. On September 28, 2011, stockholder approval was obtained to increase the number of the Company’s authorized shares of common stock from 70 million to 120 million. Prior to obtaining stockholder approval, in accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was accounted for as a derivative liability.

In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions (the 2017 Hedge) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. Prior to obtaining the stockholder approval to increase the number of the Company’s authorized shares of common stock discussed above, the 2017 Hedge was settleable only in cash. In accordance with authoritative guidance, the 2017 Hedge was accounted for as a derivative asset.

In accordance with authoritative guidance, upon obtaining stockholder approval to increase the number of authorized shares of the Company’s common stock, as the Company can now settle the 2017 Notes in cash, stock, or a combination thereof, solely at the Company’s election, the derivative liability and asset were marked to fair value and reclassified to stockholders’ equity.

During the three and nine months ended September 30, 2011, the Company recognized non-cash income of approximately $2.4 million related to the net change in the fair values of the derivative liability and asset. This $2.4 million consists of a $39.5 million gain related to the change in the fair value of the derivative liability and a loss of $37.1 million related to the change in fair value of the derivative asset. Gains and losses are included as a component of other income (expense), net.

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

3. Investment in Progentix Orthobiology, B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At September 30, 2011, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.

Also concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement, as amended (the Option Agreement), whereby NuVasive may be obligated (the Put Option), upon the achievement of an annual sales run rate on Progentix products in excess of a specified amount between June 14, 2011 and June 13, 2013 (the Option Period), to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders (the Remaining Shares) for an amount up to $35.0 million, subject to certain reductions, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion. In accordance with the Option Agreement, NuVasive has the right to purchase the Remaining Shares (the Call Option) during the Option Period for an amount up to $35.0 million, subject to certain reductions, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion. Also in accordance with the Option Agreement, an option expired in June 2011 that could have required NuVasive to purchase the Remaining Shares and make additional milestone-related payments totaling up to $70.0 million, subject to certain adjustments. NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless terminated earlier in accordance with its terms.

In accordance with authoritative guidance, the Company has determined that Progentix is a variable interest entity (VIE) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered its primary beneficiary as NuVasive has both (1) the power to direct the economically significant activities of Progentix and (2) the obligation to absorb losses of, or the right to receive benefits from, Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.

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

Total assets and liabilities of Progentix as of September 30, 2011 included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

Total current assets	$834
Identifiable intangible assets, net	15,455
Goodwill	12,654
Other long-term assets	422
Accounts payable & accrued expenses	470
Other long-term liabilities	553
Deferred tax liabilities, net	3,685
Noncontrolling interests	11,015

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

Noncontrolling interests at December 31, 2010	$11,877
Net loss attributable to the noncontrolling interests	(862)

Noncontrolling interests at September 30, 2011	$11,015

4. Balance Sheet Reserves

The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	September 30, 2011	December 31, 2010
Reserves for accounts receivable and sales returns	$3,533	$2,573
Reserves for excess and obsolete inventory	11,324	6,682

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

5. Marketable Securities and Fair Value Measurements

Marketable securities consist of certificates of deposit, corporate debt securities, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income in stockholders’ equity until realized. A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Classified as current assets
Certificates of deposit	Less than 1	$777	$1	$—	$778
Corporate notes	Less than 1	21,206	9	(1)	21,214
Commercial paper	Less than 1	9,997	—	—	9,997
U.S. government treasury securities	Less than 1	34,760	5	(1)	34,764
Securities of government-sponsored entities	Less than 1	84,618	4	(12)	84,610

Short-term marketable securities		151,358	19	(14)	151,363

Classified as non-current assets
Corporate notes	1 to 2	5,075	3	—	5,078
Securities of government-sponsored entities	1 to 2	41,506	17	(8)	41,515

Long-term marketable securities		46,581	20	(8)	46,593

Classified as restricted investments
U.S. government treasury securities	Less than 1 to 2	12,030	11	—	12,041
Securities of government-sponsored entities	Less than 1 to 2	50,716	22	(13)	50,725

Restricted investments		62,746	33	(13)	62,766

Total marketable securities at September 30, 2011		$260,685	$72	$(35)	$260,722

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
Classified as current assets
Certificates of deposit	Less than 1	$938	$1	$(1)	$938
Corporate notes	Less than 1	12,076	3	—	12,079
U.S. government treasury securities	Less than 1	16,550	12	(1)	16,561
Securities of government-sponsored entities	Less than 1	56,870	24	(14)	56,880

Short-term marketable securities		86,434	40	(16)	86,458

Classified as non-current assets
Certificates of deposit	1 to 2	456	—	—	456
Corporate notes	1 to 2	3,123	—	(9)	3,114
U.S. government treasury securities	1 to 2	4,023	—	—	4,023
Securities of government-sponsored entities	1 to 2	43,056	6	(20)	43,042

Long-term marketable securities		50,658	6	(29)	50,635

Total marketable securities at December 31, 2010		$137,092	$46	$(45)	$137,093

As of September 30, 2011, the Company had no significant investment positions that were in an unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not have derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2011. The Company had one transfer from Level 3 of the fair value measurement hierarchy, as the liability became fixed during the nine months ended September 30, 2011.

The fair values of the Company’s assets and liabilities at September 30, 2011, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities and Restricted Investments:
Certificates of deposit	$778	$778	$—	$—
Corporate notes	26,292	26,292	—	—
Commercial paper	9,997	9,997	—	—
U.S. government treasury securities	46,805	46,805	—	—
Securities of government-sponsored entities	176,850	176,850	—	—

Total marketable securities and restricted investments	$260,722	$260,722	$—	$—

Contingent Consideration:
Acquisition-related liabilities	$(31,828)	$—	$—	$(31,828)

The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 7.

Contingent Consideration Liability

In connection with the acquisition of Cervitech®, Inc. (Cervitech) in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM® cervical total disc replacement device receives U.S. Food and Drug Administration approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration decreased to $31.3 million at September 30, 2011. Changes in fair value are recorded in the statement of operations as sales, marketing and administrative expenses.

In connection with an immaterial acquisition in 2010, the Company is required to pay an additional amount not to exceed $3.0 million in the event three specified milestones are met. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate and the probabilities assigned to the milestones being achieved. During the three and nine months ended September 30, 2011, approximately $1.8 million of the total milestone payment became fixed and is no longer considered contingent consideration. Based on the probabilities assigned to the milestone being achieved, the estimated fair value of the remaining contingent consideration totaled approximately $0.5 million at September 30, 2011. Changes in fair value are recorded in the statement of operations as sales, marketing and administrative expenses.

Derivative Financial Instruments

Prior to their reclassification to stockholders’ equity on September 28, 2011, the 2017 Hedge and the 2017 Notes Embedded Conversion Derivative were classified as Level 3 because these assets and liabilities were not actively traded and were valued using significant unobservable inputs. Significant inputs to these models were the Company’s stock price, risk free interest rate, credit rating, bond yield, and expected volatility of the Company’s stock price.

The following table sets forth the changes in the estimated fair value for the Company’s assets and liabilities measured using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Assets:
Fair value measurement at beginning of period	$80,098	$—	$—	$—
Derivative asset purchased in connection with 2017 Notes	—	—	80,098	—
Change in fair value measurement included in operating expenses and other income (expense)	(37,124)	—	(37,124)	—
Derivative asset reclassified to stockholders’ equity	(42,974)	—	(42,974)	—

Fair value measurement at end of period	$—	$—	$—	$—

Liabilities:
Fair value measurement at beginning of period	$122,855	$30,876	$33,041	$30,694
Derivative liability recorded in connection with 2017 Notes	—	—	88,900	—
Change in fair value measurement included in operating expenses and other income (expense)	(39,837)	388	(38,923)	570
Derivative liability reclassified to stockholders’ equity	(49,390)	—	(49,390)	—
Contingent consideration settled	(1,800)	—	(1,800)	—

Fair value measurement at end of period	$31,828	$31,264	$31,828	$31,264

6. Goodwill and Intangible Assets

Goodwill and intangible assets as of September 30, 2011 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	14	$37,535	$(9,941)	$27,594
Manufacturing know-how and trade secrets	12	21,121	(5,519)	15,602
Trade name and trademarks	14	6,200	(1,294)	4,906
Customer relationships	13	10,035	(3,533)	6,502

	14	$74,891	$(20,287)	$54,604

Intangible Assets Not Subject to Amortization:
In-process research and development				45,440
Goodwill				103,070

Total intangible assets, net				$203,114

Goodwill and intangible assets as of December 31, 2010 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	14	$39,975	$(7,946)	$32,029
Manufacturing know-how and trade secrets	12	21,104	(4,207)	16,897
Trade name and trademarks	14	6,100	(956)	5,144
Customer relationships	13	10,035	(2,984)	7,051

	14	$77,214	$(16,093)	$61,121

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				103,070

Total intangible assets, net				$210,191

Total expense related to the amortization of intangible assets was $1.5 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, and $4.2 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2011 is set forth in the table below (in thousands):

Remaining 2011	$1,460
2012	5,836
2013	5,818
2014	5,781
2015	5,450
2016	5,256
Thereafter through 2027	25,003

Total future amortization expense	$54,604

7. Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	September 30, 2011	December 31, 2010
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$—
Unamortized debt discount	(85,824)	—

	316,676	—
2.25% Senior Convertible Notes due 2013	111,298	230,000

Total Senior Convertible Notes	$427,974	$230,000

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of 2.75% Senior Convertible Notes due 2017 (the 2017 Notes), which includes the issuance of $52.5 million principal amount for the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.0 million. The 2017 Notes have a stated interest rate of 2.75% and mature on July 1, 2017. Prior to September 28, 2011, the date on which stockholder approval to increase the number of the Company’s authorized shares of common stock from 70 million to 120 million was obtained, the 2017 Notes were settleable only in cash. Subsequent to the receipt of this approval, the 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s election. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, subject to adjustment (which represents an initial conversion price of approximately $42.13 per share).

Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on quoted market prices, of the outstanding 2017 Notes at September 30, 2011 is approximately $338.1 million.

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

In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The original debt discount will be recognized as interest expense using the effective interest method over the term of the 2017 Notes.

In connection with the offering of the 2017 Notes, the Company entered into convertible note hedge transactions (the 2017 Hedge) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. Prior to obtaining the stockholder approval to increase the number of the Company’s authorized common shares discussed above, the 2017 Hedge was settleable only in cash and was accounted for as a derivative asset. The cost of the 2017 Hedge was $80.1 million. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative asset was marked to fair value and reclassified to stockholders’ equity. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge.

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

During the three and nine months ended September 30, 2011, the Company repurchased, in privately negotiated transactions, approximately $118.7 million in principal of its 2013 Notes. The aggregate purchase price totaled approximately $119.0 million (representing a price of approximately 99.4% of the principal face value of the 2013 Notes, plus accrued interest). The repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. Including the write off of a portion of the deferred financing costs related to the 2013 Notes, the Company recorded a loss on the extinguishment of debt of approximately $0.7 million. At September 30, 2011, approximately $111.3 million of the 2013 Notes’ original aggregate principal amount of $230.0 million remains outstanding.

The Company pays 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any of the 2013 Notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on quoted market prices, of the outstanding 2013 Notes at September 30, 2011 is approximately $108.0 million.

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

8. Series A Preferred Securities

On June 28, 2011, in connection with the issuance of the 2017 Warrants, the Company amended its Restated Certificate of Incorporation to designate 477,654 shares of the Company’s authorized preferred stock, par value $0.001 per share, as Series A Participating Preferred Stock (the Series A Preferred Stock). The Series A Preferred Stock will automatically convert into shares of the Company’s common stock.

The holders of Series A Preferred Stock (collectively, the Preferred Holders) are entitled to receive dividends when and if declared by the Board of Directors. The preferred dividends are payable in preference and in priority to any dividends on the Company’s common stock.

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

9. Net (Loss) Income Per Share

The Company computes basic net (loss) income per share using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units, warrants and the shares to be issued upon the conversion of the 2013 Notes and the 2017 Notes. No shares related to the assumed conversion of the 2013 Notes or the 2017 Notes were included in the diluted net (loss) income per share calculation for the three and nine months ended September 30, 2011 and 2010 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net (loss) income calculation for the three and nine months ended September 30, 2011 and 2010 because the inclusion of such shares would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income attributable to NuVasive, Inc.	$(67,552)	$8,542	$(59,813)	$16,353

Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	39,892	39,394	39,766	39,180
Dilutive potential common stock outstanding:
Stock options	—	807	—	1,046
Restricted stock units	—	195	—	163

Weighted average common shares outstanding for diluted	39,892	40,396	39,766	40,389

Basic net (loss) income per share attributable to NuVasive, Inc.	$(1.69)	$0.22	$(1.50)	$0.42

Diluted net (loss) income per share attributable to NuVasive, Inc.	$(1.69)	$0.21	$(1.50)	$0.40

The following outstanding common stock equivalents were not included in the calculation of diluted net (loss) income per share because their effects were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted stock options and RSUs	6,223	4,043	6,076	2,874
Warrants	5,141	5,141	5,141	5,141
2013 Notes	3,619	5,141	4,628	5,141
2017 Notes	9,553	—	3,289	—

Total	24,536	14,325	19,134	13,156

10. Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated net (loss) income	$(67,675)	$8,104	$(60,675)	$15,000
Other comprehensive (loss) income:
Unrealized gain (loss) on investments	11	(10)	36	85
Translation adjustments	(1,763)	1,480	(707)	410

Total consolidated comprehensive (loss) income	(69,427)	9,574	(61,346)	15,495
Plus: Net loss attributable to noncontrolling interests	(123)	(438)	(862)	(1,353)

Comprehensive (loss) income attributable to NuVasive, Inc.	$(69,304)	$10,012	$(60,484)	$16,848

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

The weighted-average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP Plan are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock Options
Volatility	49%	—	49%	47%
Expected term (years)	5.0	—	5.3	4.5
Risk free interest rate	1.8%	—	2.1%	2.4%
Expected dividend yield	0.0%	—	0.0%	0.0%

ESPP
Volatility	55%	55%	58%	53%
Expected term (years)	1.4	1.4	1.2	1.4
Risk free interest rate	0.3%	0.8%	0.2%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The compensation costs included in the consolidated statement of operations for all stock-based compensation arrangements are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales, marketing and administrative expense	$7,497	$6,494	$21,956	$18,846
Research and development expense	621	827	1,833	2,458

Total stock-based compensation expense	$8,118	$7,321	$23,789	$21,304

The Company issued 8,000 and 104,000 shares of common stock upon exercise of stock options during the three and nine months ended September 30, 2011, respectively, and issued 524,000 shares of common stock upon exercise of stock options during the year ended December 31, 2010. The Company issued 28,000 and 148,000 shares of common stock upon the vesting of RSUs during the three and nine months ended September 30, 2011, respectively, and issued 73,000 shares of common stock upon the vesting of RSUs during the year ended December 31, 2010.

12. Income Taxes

The Company recorded an income tax benefit of $29.0 million and $40,000 for the three months ended September 30, 2011 and 2010, respectively, and recorded an income tax benefit of $22.7 million and income tax expense of $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax benefit rate for the nine months ended September 30, 2011 was 27%, which is based on an estimate of the Company’s annual effective income tax rate. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.

As a result of the litigation award accrual totaling $101.2 million recorded in the three and nine months ended September 30, 2011, the Company evaluated the need for a valuation allowance of its deferred tax assets by reviewing all available positive and negative evidence. Based on this review, the Company concluded that it was more likely than not that the Company would be able to realize the benefit of its U.S. federal deferred tax assets and its deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as the Company’s expectation that operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, the Company did not establish a valuation allowance on its federal or non-California state deferred tax assets as of September 30, 2011.

Based on this same evidence and consideration of the state of California’s past and current suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and the Company’s apportionment election beginning in 2011, the Company concluded that it is more likely than not that the Company will not be able to utilize its California deferred tax assets. Therefore, the Company established a full valuation allowance on its California deferred tax assets as of September 30, 2011. Accordingly, the income tax benefit reported for the three and nine months ended September 30, 2011, includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance.

In addition, certain future tax deductions will no longer be realized as a result of the repurchase of $118.7 million of the 2013 Notes. Accordingly, the income tax benefit for the three and nine months ended September 30, 2011 includes a charge totaling $1.5 million representing the write off of deferred tax assets associated with these future deductions.

There was no material change to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 30, 2011.

13. Business Segment and Product Information

The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.

The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings include allograft (donated human tissue), Osteocel® Plus™, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion, and FormaGraft®, a collagen synthetic product used to aid the fusion process. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Spine Surgery Products	$107,340	$97,477	$317,638	$284,169
Biologics	25,540	22,785	72,674	64,764

Total Revenue	$132,880	$120,262	$390,312	$348,933

14. Legal Proceedings

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case includes three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict in favor of NuVasive with respect to one NuVasive patent. Judgment was entered by the Court on September 29, 2011. The jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. As Medtronic has filed for a permanent injunction and an increase in damages, additional fees and costs, potential future royalties and injunctive relief may be awarded as part of a final judgment which is expected in the coming months. While the Company intends to timely appeal the unfavorable verdict, in accordance with the authoritative guidance on the evaluation of loss contingencies, during the three and nine months ended September 30, 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently planning to accrue ongoing royalties on future sales at the royalty rates stated in the jury verdict. The $101.2 million is recorded as a separate line item within operating expenses as the split between lost profit and royalty amounts are not known. The Company may be required to secure the amount of the judgment during the appeals process.

With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at September 30, 2011.

Trademark Infringement Litigation

In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction. The Company has appealed the judgment and permanent injunction. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. These funds are included in restricted cash and investments on the Company’s September 30, 2011 condensed consolidated balance sheet. Any payment of damages will be delayed while the appeals process runs its course, which could take up to two years. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. At September 30, 2011, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

Contingencies

The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.

15. Subsequent Event

Impulse Monitoring, Inc. Acquisition

On October 7, 2011 (the Closing Date), the Company completed the purchase of all of the outstanding shares of Impulse Monitoring, Inc., (IMI), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated September 28, 2011 (the Merger Agreement) for an initial payment of approximately $80.0 million consisting of cash totaling approximately $40.5 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of IMI. IMI, a company headquartered in Maryland, is a leading provider of outsourced intraoperative monitoring (IOM) services to hospitals and became a wholly owned subsidiary of the Company upon completion of the acquisition. The acquisition allows the Company to increase its IOM service business, which is a long-standing service providing solutions for the detection of neurological compromise and identification of functional neural structures during surgeries that involve spine, cardio, ENT, brain and general orthopedic. The acquisition complements the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF® procedure more safe and reproducible.

Purchase Price

The acquisition of IMI will be recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.

The estimated initial purchase price is estimated as follows (in thousands):

Cash paid to sellers	$40,500
Market value of NuVasive common stock issued on Closing Date	39,500

Total estimated initial purchase price	$80,000

The preliminary allocation of the estimated initial purchase price is based on management’s preliminary valuation of the fair value of tangible assets, intangible assets and acquired and liabilities assumed as of the Closing Date and such estimates are subject to revision. As of the date of this Form 10-Q, the Company has not completed the detailed valuations necessary to finalize the estimate of the fair value of the assets acquired and the liabilities assumed from IMI and the related allocations of the estimated initial purchase price. Thus, the estimated initial purchase price allocation below is preliminary, and is subject to further adjustment. The final purchase price allocation is pending the completion of the Company’s internal review of the valuation work, which is expected to be completed during the fourth quarter of 2011. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, property and equipment, total other current assets, liabilities assumed, and income tax related matters.

The acquisition of IMI occurred subsequent to September 30, 2011. Accordingly, the assets acquired and liabilities assumed from IMI, the consideration paid to acquire IMI, and the results of IMI’s operations are not reflected in the Company’s condensed consolidated financial statements as of the three and nine months ended September 30, 2011.

The following preliminary allocation of the estimated initial purchase price is subject to change, and the final amounts may differ. The following table summarizes the allocation of the estimated initial purchase price (in thousands):

	Estimated Fair Value	Estimated Useful Life
Cash	$5,100
Total other current assets	6,900
Property, plant and equipment	1,100
Developed technology	700	5 years
Non-compete agreement	400	2 years
Trade name	500	3 years
Customer relationships	24,700	10 years
Goodwill	58,400
Current liabilities	(9,100)
Deferred income tax liabilities	(8,700)

Total estimated initial purchase price allocation	$80,000

Goodwill totaling $58.4 million represents the excess of the estimated initial purchase price over the fair value of tangible and identifiable intangible assets acquired and is due primarily to customers and synergies expected from combining the assembled workforce with the Company’s existing IOM workforce. This acquisition was nontaxable and, as a result, there is no tax basis in goodwill. Accordingly, none of the goodwill associated with the IMI acquisition is deductible for tax purposes.

Results of Operations

The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the IMI acquisition had occurred as of January 1, 2010. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations. Assuming the IMI acquisition occurred as of January 1, 2010, the pro forma unaudited results of operations would have been as follows for the three and nine months ended September 30, 2011 and 2010 (using the preliminary allocation of the estimated purchase price above which is subject to change) (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$143,293	$128,281	$419,714	$372,331
Net (loss) income attributable to NuVasive, Inc.	$(66,426)	$8,656	$(57,882)	$13,838
Net (loss) income per share — basic	$(1.57)	$0.21	$(1.37)	$0.33
Net (loss) income per share — diluted	$(1.57)	$0.20	$(1.37)	$0.32

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through September 30, 2011.

For the three and nine months ended September 30, 2011, the Company’s condensed consolidated results of operations include acquisition-related expenses of $0.5 million which are included in sales, marketing and administrative expenses.

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

Overview

We are a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $7.7 billion globally in 2011. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as a growing offering of biologics, cervical and motion preservation products. Our spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), Osteocel® Plus™, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion, and FormaGraft®, a collagen synthetic product used to aid the fusion process. We focus significant research and development efforts to expand our MAS product platform, advance the applications of our unique technology to additional procedures and develop motion preserving products such as our total disc replacement products. We dedicate significant resources toward training spine surgeons on our unique technology and products. Currently, we are training over 500 surgeons annually, which includes surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs.

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

In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. In 2009, we acquired Cervitech®, Inc. (Cervitech), a company focused on gaining regulatory approval of the PCM® cervical disc system, a motion preserving total disc replacement device. This strategic acquisition allows us the potential to accelerate our entry into the growing mechanical cervical disc replacement market. In the first quarter of 2010, we filed a PMA application with the U.S. Food and Drug Administration (FDA) for approval of the PCM cervical disc system. If obtained, approval, which is expected during the latter half of 2012, would further strengthen our cervical product offering and should enable us to continue our trend of increasing our market share.

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

While we continue to expand internationally, through September 30, 2011, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and our own directly-employed sales professionals; both selling only NuVasive spine surgery products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. Beginning late in 2007 and continuing today, we are continuing our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed exclusive shareowners as well as exclusive distributors and independent sales agents.

2011 Activity

In June 2011, we issued $402.5 million principal amount of 2.75% Senior Convertible Notes due 2017 (the 2017 Notes), which includes the issuance of $52.5 million principal amount upon the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.0 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, solely at our election. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The completion of this financing transaction affords us greater flexibility and liquidity.

In August 2011, we repurchased, in privately negotiated transactions, approximately $118.7 million in principal of its 2013 Notes. The repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. Including the write off of a portion of the deferred financing costs related to the 2013 Notes, we recorded a loss on the extinguishment of debt of approximately $0.7 million. At September 30, 2011, approximately $111.3 million of the 2013 Notes’ original aggregate principal amount of $230.0 million remains outstanding.

In September 2011, in connection with the Medtronic Sofamor Danek USA, Inc. (Medtronic) litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. While we intend to timely appeal the unfavorable verdict, we may be required to secure the amount of the judgment during the appeals process.

In October 2011, we completed the purchase of all of the outstanding shares of Impulse Monitoring, Inc. (IMI) for an initial payment of approximately $80.0 million consisting of cash totaling approximately $40.5 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of IMI. IMI, a company headquartered in Maryland, is a leading provider of outsourced intraoperative monitoring (IOM) services to hospitals and became a wholly owned subsidiary of the Company upon completion of the acquisition. This acquisition allows the Company further entry into the IOM market.

Results of Operations

Revenue

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Spine Surgery Products	$107,340	$ 97,477
Biologics	25,540	22,785

Total Revenue	$132,880	$120,262	$12,618	10%

Nine months ended:
Spine Surgery Products	$317,638	$284,169
Biologics	72,674	64,764

Total Revenue	$390,312	$348,933	$41,379	12%

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

The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. The execution of our strategy of expanding our product offering for the lumbar region and addressing broader indications further up the spine in the thoracic and cervical regions has contributed to strong revenue growth. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect the continued adoption of our XLIF procedure and deeper penetration into existing accounts and our newer international markets as our sales force executes on the strategy of selling the full mix of our products; however, recent changes in payer and hospital behavior in the United States have created less predictability in the U.S. lumbar portion of the spine market and impacted the overall spine market’s growth rate. Accordingly, we believe that our growth in revenue in 2011 will be more weighted towards increased sales of our cervical offerings, our biologics product line and in our international businesses.

Our total revenues increased $12.6 million and $41.4 million in the three and nine months ended September 30, 2011, respectively, representing total revenue growth of 10% and 12% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Revenue from our Spine Surgery Products increased $9.9 million and $33.5 million, or 10% and 12%, in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Revenue from our Biologics product line increased $2.8 million and $7.9 million, or 12%, in both the three and nine months ended September 30, 2011, compared to the same periods in 2010. Total revenues were impacted by small unfavorable changes in price of approximately 1% and 2% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Cost of Goods Sold, excluding amortization of purchased technology

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$26,015	$21,580	$ 4,435	21%
% of revenue	20%	18%
Nine months ended	$75,049	$62,037	$13,012	21%
% of revenue	19%	18%

Cost of goods sold consists of purchased goods, inventory-related costs and royalty expenses.

Cost of goods sold as a percentage of revenue increased slightly for the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily from an increase in excess and obsolete inventory reserves, as well as continued shifts in the geographic mix and from estimated royalty expense accruals associated with the recent judgment in the Medtronic litigation.

We expect cost of goods sold, as a percentage of revenue, to increase to approximately 20.5% primarily due to the acquisition of IMI, as well as estimated on-going royalty expense accruals related to the Medtronic litigation.

Operating Expenses

Sales, Marketing and Administrative

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$ 85,482	$ 77,717	$ 7,765	10%
% of revenue	64%	65%
Nine months ended	$254,025	$230,104	$23,921	10%
% of revenue	65%	66%

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

The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including: expenses that tend to vary based on revenue such as commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount and shipping; expenses associated with investments in our worldwide infrastructure such as operating systems and real estate; legal expenses; and non-sales related headcount growth, offset by the decrease in depreciation expense due to the change in useful life of certain surgical instrument sets. As a percentage of revenue, sales, marketing and administrative expenses decreased slightly for the three and nine months ended September 30, 2011 compared to the same periods in 2010 principally as a result of increased operating leverage in our expenses relative to the 10% and 12% growth in revenue for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Excluding the impact resulting from a change in an accounting estimate related to the useful life of certain surgical instrument sets, costs that tend to vary based on revenue increased $3.1 million and $7.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This increase includes expenses totaling $0.4 million recorded in the nine months ended September 30, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses. This increase is less than our increased revenue growth of 10% and 12% in the first three and nine months of 2011 as compared to the same periods in 2010. Effective January 1, 2011, we changed the useful life of certain surgical instrument sets from three to four years. This change, which was accounted for as a change in accounting estimate, resulted in approximately $1.2 million and $5.0 million less depreciation expense for the three and nine months ended September 30, 2011, respectively, than would have been recorded had the useful life of these assets not been extended.

Compensation and other shareowner related expenses for our marketing and administrative support functions increased $3.5 million and $12.9 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, which include expenses totaling $0.6 million recorded in the nine months ended September 30, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses. These increases are due to increased compensation and other shareowner related expenses resulting from additions to our headcount and an increase in performance-based compensation. Stock-based compensation increased $1.0 million and $3.1 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily related to an increase in stock-based awards granted to shareowners associated with the continued increase in headcount and our fiscal 2011 annual grants.

Acquisition-related costs decreased $0.2 million and increased $1.0 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 primarily attributable to changes in the contingent consideration liabilities incurred in the three and nine months ended September 30, 2011, and expenses incurred related to other acquisition-related activities.

Legal costs were relatively consistent for the three and nine months ended September 30, 2011 compared to the same periods in 2010; however, expenses incurred in 2010 in connection with the defense of the NeuroVision trademark infringement litigation were offset by increased expenses incurred in connection with the Medtronic litigation during 2011. In addition, during the nine months ended September 30, 2010, expenses were lower due to a recovery of an international receivable totaling $1.5 million for which no comparable reduction in expenses occurred during the same period in 2011.

On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease moderately over time.

Research and Development

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$10,092	$10,085	$ 7	—%
% of revenue	8%	8%
Nine months ended	$31,119	$31,989	$(870)	(3%)
% of revenue	8%	9%

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

Compensation and other shareowner related expenses, including stock-based compensation, increased $0.4 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, which includes expenses totaling $0.6 million recorded in the nine months ended September 30, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses. These increases are primarily due to increased compensation and other shareowner related expenses resulting from additions to our headcount to support our product development and enhancement efforts, offset by a decrease in stock-based compensation.

In addition to the items discussed above, expenses for the three and nine months ended September 30, 2011 increased by $0.2 million and $0.7 million, respectively, compared to the same periods in 2010 related to expenses incurred to acquire technology as well as an asset acquisition-related milestone payment in 2011. These increased expenses were offset by a decrease of $0.3 million and $1.0 million for the three and nine months ended September 30, 2011 for expenses incurred in 2010 in connection with a supply agreement related to the bone graft product being developed by Progentix with no comparable expense during the same periods in 2011, and a decrease of $0.4 million and $1.3 million for the three and nine months ended September 30, 2011, respectively, of expenses incurred by Progentix.

For the foreseeable future, as a percentage of revenue, we expect total research and development costs to remain around 8% in support of our ongoing development and planned clinical trial and study related activities.

Amortization of Intangible Assets

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:	$1,504	$1,342	$162	12%
% of total revenue	1%	1%
Nine months ended:	$4,241	$4,047	$194	5%
% of total revenue	1%	1%

Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. Although amortization expense for the three and nine months ended September 30, 2011 compared to the same periods in 2010 remained relatively constant, we expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.

Litigation Award

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended	$101,200	$ —	$101,200	—%
% of revenue	76%	—%
Nine months ended	$101,200	$ —	$101,200	—%
% of revenue	26%	—%

Litigation award expenses represent the monetary damages awarded to Medtronic during September 2011 which includes lost profits and back royalties.

Interest and Other Expense, Net

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Interest income	$ 257	$ 200
Interest expense	(7,276)	(1,668)
Other income (expense), net	1,726	(6)

Total interest and other expense, net	$(5,293)	$(1,474)	$(3,819)	259%

% of revenue	4%	1%
Nine months ended:
Interest income	$ 591	$567
Interest expense	(10,962)	(5,005)
Other income, net	2,303	81

Total interest and other expense, net	$(8,068)	$(4,357)	$(3,711)	85%

% of revenue	2%	1%

Interest and other expense, net, consists principally of interest expense incurred on our outstanding $428.0 million Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. Interest expense increased $5.6 million and $6.0 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering which closed on June 28, 2011, slightly offset by reduced interest incurred resulting from the repurchase of approximately $118.7 million of the 2013 Notes during August 2011.

Other income (expense) increased $1.7 million and $2.2 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily as a result of the $2.4 million net non-cash gain recorded in the three and nine months ended September 30, 2011 related to the changes in the fair values of the derivative asset and liability recorded in connection with the 2017 Notes offering, offset by the net loss of approximately $0.7 million related to the write off of unamortized debt issuance costs associated with the repurchase of a portion of the 2013 Notes.

Interest and other expense, net, is expected to increase in the foreseeable future as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering.

Income Tax (Benefit) Expense

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:	$(29,031)	$ (40)	$(28,991)	72478%
Effective income tax (benefit) rate	(30)%	(1)%
Nine months ended:	$(22,715)	$1,399	$(24,114)	1724%
Effective income tax (benefit) rate	(27)%	9%

We recorded an income tax benefit of $29.0 million and $40,000 for the three months ended September 30, 2011 and 2010, respectively, and recorded an income tax benefit of $22.7 million and income tax expense of $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax benefit rate for the nine months ended September 30, 2011 was 27%, which is based on an estimate of our annual effective income tax rate. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.

As a result of the litigation award accrual totaling $101.2 million recorded in the three and nine months ended September 30, 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U. S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of September 30, 2011.

Based on this same evidence and consideration of the state of California’s past and current suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of September 30, 2011. Accordingly, the income tax benefit reported for the three and nine months ended September 30, 2011, includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance.

In addition, certain future tax deductions will no longer be realized as a result of the repurchase of $118.7 million of our 2013 Notes. Accordingly, the income tax benefit for the three and nine months ended September 30, 2011 includes a charge totaling $1.5 million, representing the write off of deferred tax assets associated with these future deductions.

Stock-Based Compensation

	September 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$7,497	$6,494
Research and development expense	621	827

Total stock-based compensation expense	$8,118	$7,321	$797	11%

% of revenue	6%	6%
Nine months ended:
Sales, marketing and administrative expense	$21,956	$18,846
Research and development expense	1,833	2,458

Total stock-based compensation expense	$23,789	$21,304	$2,485	12%

% of revenue	6%	6%

Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The increase in stock-based compensation of approximately $0.8 million and $2.5 million for the three and nine months ended September 30, 2011 is primarily attributed to an increase in the number of awards granted to shareowners associated with the continued increase in headcount year over year for the periods presented, and the fiscal 2011 annual grants that occurred during the three months ended March 31, 2011.

Liquidity, Cash Flows and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financings issued in March 2008 and June 2011.

In March 2008, we issued $230.0 million principal amount of 2.25% Senior Convertible Notes due 2013 (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. In August 2011, we repurchased approximately $118.7 million of the 2013 Notes. At September 30, 2011, approximately $111.3 million of the 2013 Notes remain outstanding. Any 2013 Notes not converted prior to March 15, 2013, the maturity date, will be paid in cash.

In June 2011, we issued $402.5 million principal amount of the 2017 Notes, which includes the issuance of $52.5 million principal amount upon the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.0 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, solely at our election. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012.

As more fully discussed in Note 14 to the unaudited condensed consolidated financial statements included in this Report, we were required to escrow funds to secure the recent $60.0 million judgment against us in connection with the NeuroVision trademark infringement litigation. On June 16, 2011, we entered into an escrow arrangement and transferred $62.5 million of cash and investments, representing the $60.0 million judgment amount, plus interest, attorneys’ fees and costs, into a restricted escrow account. These funds are included in restricted cash and investments in our September 30, 2011 condensed consolidated balance sheet.

Additionally, in connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. While we intend to timely appeal the unfavorable verdict, we may be required to secure the amount of the judgment during the appeals process.

Cash, cash equivalents and marketable securities was $418.9 million and $229.7 million at September 30, 2011 and December 31, 2010, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and the expenditures associated with possible future acquisitions or other business combination transactions.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and working capital requirements. We have historically invested our cash primarily in U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy has exacerbated those risks and may affect the value of our current investments and restrict our ability to access the capital markets or even our own funds.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	September 30,
	2011	2010	$ Change
Nine months ended:
Cash provided by operating activities	$53,416	$43,922	$9,494
Cash used in investing activities	(170,074)	(45,013)	(125,061)
Cash provided by financing activities	245,183	6,164	239,019
Effect of exchange rate changes on cash	(179)	104	(283)

Increase in cash and cash equivalents	$128,346	$5,177	$123,169

Cash flows from operating activities

Cash provided by operating activities was $53.4 million for the nine months ended September 30, 2011, as compared to $43.9 million for the same period in 2010. The $9.5 million increase in cash provided by operating activities for the nine months ended September, 30 2011 as compared to the same period in 2010 is primarily due to improved collections from accounts receivable, an increase in accrued compensation and related expenses, and a decrease in amounts paid for other prepaid assets, offset by the use of $9.9 million more cash to build inventory.

Cash flows from investing activities

Cash used in investing activities was $170.1 million for the nine months ended September 30, 2011, as compared to cash used in investing activities of $45.0 million for the same period in 2010. The $125.1 million increase in cash used in investing activities for the nine months ended September 30, 2011 as compared to the same period in 2010 is due to an increase in our net purchases of marketable securities of $112.3 million, payments made in connection with a supply agreement, and increased investments in restricted cash and purchases of surgical instrument sets which are deployed to support our increasing revenue volume.

Cash flows from financing activities

Cash provided by financing activities was $245.2 million for the nine months ended September 30, 2011, as compared to $6.2 million for the same period in 2010. The $239.0 million increase in cash provided by financing activities for the nine months ended

September 30, 2011 as compared to the same period in 2010 is primarily due to net proceeds totaling approximately $359.0 million from the issuance of $402.5 million Senior Convertible Notes on June 28, 2011, offset by the repurchase of $118.7 million our outstanding 2013 Notes.

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our Senior Convertible Notes, operating leases and other contractual obligations. Our future contractual obligations and commitments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and there have been no material changes during the nine months ended September 30, 2011 except as follows:

In June 2011, we issued $402.5 million principal amount of the 2017 Notes. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, soley at our election. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012.

In August 2011, we repurchased approximately $118.7 million of the 2013 Notes. At September 30, 2011, approximately $111.3 million of the 2013 Notes’ original aggregate principal amount of $230.0 million remains outstanding.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, stock-based compensation, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and there have been no material changes during the nine months ended September 30, 2011 except as follows:

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

As more fully discussed in Notes 2 and 5 to the unaudited condensed consolidated financial statements included in this Report, in June 2011, in connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, and recorded an embedded conversion derivative liability and derivative asset. The fair values of these derivatives were determined using an option pricing model based on unobservable inputs and were classified within Level 3. The significant inputs to the model included our stock price, risk free interest rate, bond yield, credit rating, and expected volatility of our stock price. On September 28, 2011, upon obtaining stockholder approval to increase the number of authorized shares of our common stock, in accordance with authoritative literature, the derivative asset and liability were marked to fair value and reclassified to stockholders’ equity.

Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use unobservable inputs. For those liabilities, fair value is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market.

Income Taxes

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

As a result of the litigation award accrual totaling $101.2 million recorded in the three and nine months ended September 30, 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U.S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of September 30, 2011.

Based on this same evidence and consideration of the state of California’s past and current suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of September 30, 2011. Accordingly, the income tax benefit reported for the three and nine months ended September 30, 2011, includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance.

In addition, certain future tax deductions will no longer be realized as a result of the repurchase of $118.7 million of our 2013 Notes. Accordingly, the income tax benefit for the three and nine months ended September 30, 2011 includes a charge totaling $1.5 million, representing the write off of deferred tax assets associated with these future deductions.

New accounting requirements

Effective January 1, 2011, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately information related to purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, to be included in the rollforward of activity. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010. We updated our disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on our consolidated results of operations or financial position.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2011. Based on such evaluation, our management has concluded that as of September 30, 2011, the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as follows:

As reported by us previously, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic), on August 18, 2008, filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of NuVasive’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents. Three of the patents were later withdrawn by Medtronic leaving the following nine patents in the lawsuit: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic (Medtronic Patents). Medtronic is seeking monetary damages and a court injunction against future infringement by NuVasive. NuVasive answered the complaint denying the allegations, and filed counterclaims seeking dismissal of Medtronic’s complaint and a declaration that NuVasive has not infringed and currently does not infringe any valid claim of the Medtronic Patents.

Additionally, NuVasive made counterclaims against Medtronic seeking the following relief: (i) Medtronic being permanently enjoined from charging that NuVasive has infringed or is infringing the Medtronic Patents; (ii) a declaration that the Medtronic Patents are invalid; (iii) a declaration that the 5,860,973 and 5,772,661 patents are unenforceable due to inequitable conduct; and (iv) costs and reasonable attorneys’ fees.

NuVasive filed an amended counterclaim on September 4, 2009, alleging that NuVasive’s U.S. Patent Nos. 7,207,949; 7,582,058; and 7,470,236 are infringed by Medtronic’s NIM-Eclipse System and accessories and Quadrant products, and DLIF (Direct Lateral Interbody Fusion) surgical technique. Medtronic, on June 23, 2009, filed a request for inter partes reexamination with the Patent Office on NuVasive’s U.S. Patent No. 7,207,949. On October 14, 2009, Medtronic filed a request for inter partes reexamination on NuVasive’s U.S. Patent No. 7,582,058. The Patent Office granted both requests and issued rejections of the claims. Both reexaminations are pending.

Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict against

NuVasive with respect to three Medtronic patents and a favorable verdict in favor of NuVasive with respect to one NuVasive patent. Judgment was entered by the Court on September 29, 2011. The jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. As Medtronic has filed for a permanent injunction and an increase in damages, additional fees and costs, potential future royalties and injunctive relief may be awarded as part of a final judgment which is expected in the coming months. While the Company intends to timely appeal the unfavorable verdict, in accordance with the authoritative guidance on the evaluation of loss contingencies, during the three and nine months ended September 30, 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently planning to accrue ongoing royalties on future sales at the royalty rates stated in the jury verdict. The $101.2 million is recorded as a separate line item within operating expenses as the split between lost profit and royalty amounts are not known. The Company may be required to secure the amount of the judgment during the appeals process.

With respect to the favorable verdict delivered regarding the NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at September 30, 2011.

Trademark Infringement Litigation

In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and has consolidated this issue with our appeal of the verdict. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. Any payment of damages will be delayed while the appeals process runs its course, which could take up to two years. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at September 30, 2011, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

Item 1A. Risk Factors

An investment in our common stock involves significant risks. Before making an investment decision, and in consultation with your own financial and legal advisors, you should carefully read and consider the risk factors described below as well as the other information included or incorporated by reference in this report, including the information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Due to some changes in our business environment, namely our litigation with Medtronic, our issuance of the 2017 Notes and our acquisition of Impulse Monitoring, Inc., we have included all of our risk factors and marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We believe that future reimbursement may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery or reduction in payment amount to hospitals and surgeons for approved surgery, both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

To the extent we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines.

There can be no assurance that third party payers’ reimbursement policies and practices will not adversely affect our ability to sell our products profitably.

Non-coverage decisions concerning our technologies by third party payers may negatively impact our ability to sell our complete product portfolio, expand our operations and increase profitability.

Sales of our products will depend on the availability of adequate reimbursement from third party payers. Healthcare providers, such as hospitals that purchase medical devices for treatment of their patients, generally rely on third party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Likewise, spine surgeons rely primarily on third party reimbursement for the surgical fees they earn. Spine surgeons are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures.

Certain third party payers have stated non-coverage decisions concerning our technologies and implementation of such policies could significantly alter our ability to sell our products. For example, several smaller regional third party payers, such as Blue Cross Blue Shield of Florida and Medica of Minnesota, continue to have reimbursement policies that label XLIF® surgeries as experimental. Additional payers may also state that our technologies are not covered. The inability to successfully market our technologies due to lack of reimbursement coverage may adversely impact our ability to acquire new physician clients, increase market penetration with existing clients, or retain existing clients across NuVasive product lines and, therefore, may adversely impact our ability to sell our complete product portfolio, expand our operations and increase profitability.

We are currently involved in a patent litigation action involving Medtronic, and, if we do not prevail on our appeal of the Medtronic verdict, we could be liable for substantial damages and might be prevented from making, using, selling, offering to sell, importing or exporting certain of our products.

On August 18, 2008, Medtronic filed suit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began on August 20, 2011 and on September 20, 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict was delivered in favor of us with respect to a NuVasive patent. Judgment was entered by the court on September 29, 2011. The jury awarded monetary damages of approximately $660,000 to NuVasive which includes back royalty payments. Additionally, the jury awarded monetary damages of $101.2 million to Medtronic which includes lost profits and back royalties. Additional fees and costs, potential future royalties and injunctive relief (if requested) may be awarded as part of a final judgment which is expected in the coming months. While we intend to timely appeal the unfavorable verdict, we may be required to secure the amount of the judgment during the appeals process. See also the section entitled “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein for more information on this action.

Pricing pressure from our competitors may impact our ability to sell our products at prices necessary to expand our operations, invest in innovative technologies and increase profitability. *

The market for spine surgery products is large and growing. This has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pressure, in addition to large, well-established manufacturers that also create pricing pressure. New entrants to our markets include numerous niche companies with singular product focus, as well as companies owned partially by spine surgeons, who have significant market knowledge and access to the surgeons who use our products. As a result of this increased competition, we believe there will be continued pricing pressure. If competitive forces drive down the price we are able to charge for some of our products, and we are not able to counter that pressure as we have historically with the rapid introduction of new offerings, our profit margins will shrink, which will hamper our ability to generate profits and cash flow, and, as a result, to invest in and grow our business, including the investment into new and innovative technologies.

We are in a highly competitive market segment and face competition from large, well-established medical device manufacturers as well as new market entrants. *

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to our nerve monitoring systems, we compete with Medtronic and VIASYS Healthcare, a division of CareFusion, both of which have significantly greater resources than we do, as well as numerous regional nerve monitoring companies. With respect to MaXcess®, our minimally disruptive surgical system, our largest competitors are Medtronic, DePuy Spine, Inc., a Johnson & Johnson company, and Synthes, Inc, which has agreed to be acquired by Johnson & Johnson. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products.

Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with a greater number of spine surgeons, hospitals, other healthcare providers and third party payers;

•	larger and more well established distribution networks with significant international presence;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements;

•	more expansive portfolios of intellectual property rights; and

•	greater financial and other resources for product research and development, sales and marketing and litigation.

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

We have the objective of staying ahead of the spine market by obsoleting our own products with new products and enhancements. It is important to our business that we continue to build upon our product offering to surgeons and hospitals, and enhance the products we currently offer. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully acquire, develop, obtain regulatory approval for or market new products or that any of our future products or enhancements will be accepted by the surgeons who use our products or the payers who financially support many of the procedures performed with our products. Additionally, in our quest to obsolete our products, we must effectively manage our inventory, the demand for new and current product and the regulatory process for new products in order to avoid unintended adverse financial and accounting consequences.

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

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products. *

Several investigational devices in our development pipeline, including our NeoDisc cervical disc replacement device, PCM and lateral TDR (XL TDR), will require a PMA submission to the FDA based on their product classification. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

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

Our NeoDisc, PCM, and XL TDR devices are currently the subject of an Investigational Device Exemption (IDE) clinical study. There is no assurance that these devices will be approved for sale in the United States by the FDA. The clinical study may prove that the device does not provide the intended benefit or that there are unintended negative side effects of the device that make it unsafe or not effective. In addition, the NeoDisc device includes embroidery technology, which has not been thoroughly studied for use as permanent implants in the spine. Any failure or delay in obtaining regulatory approval for these devices will hamper our ability to commercialize the device in the United States.

Jurisdictions outside of the United States have regulatory schemes that differ from that of the United States in various respects. In each jurisdiction where we have introduced or plan to introduce our products, we have or intend to submit all required information to the relevant agencies, perform all required clinical trials, and otherwise to comply with the regulatory schemes in non-U.S. jurisdictions, but there can be no assurances that we will be successful in our efforts to comply with these diverse, unfamiliar and sometimes complex laws and regulations, and failure to do so could harm our business.

If our acquisitions are unsuccessful, our business may be harmed.

As part of our business strategy, we have acquired companies, technologies, and product lines to maintain our objectives of developing or acquiring innovative technologies. Acquisitions involve numerous risks, including the following:

•	the possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges and/or a dilution of future earnings per share;

•

difficulties in integration of the operations, technologies, personnel, and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business;

•

the applicability of additional laws, regulations and policies that have particular application to the IOM service business, including those relating to patient privacy, insurance fraud and abuse, false claims, prohibitions against self-referrals, anti-kickbacks and prohibitions against the corporate practice of medicine and fee-splitting;

•	the assumption of certain known and unknown liabilities of the acquired companies; and

•	difficulties in retaining key relationships with shareowners (employees), customers, partners and suppliers of the acquired company.

Any of these factors could have a negative impact on our business, results of operations or financing position. In October 2011, we acquired IMI, a provider of IOM services. In 2009, we invested in Progentix, a private company working to develop a synthetic bone graft material. This includes an ongoing option for us to acquire all of Progentix as well as a put option by Progentix if certain commercial revenue milestones are achieved by us.

Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology (as is the case with the Progentix products) or providing professional IOM services (as is the case with IMI). For example, we may not be able to successfully integrate an acquired company’s operations, business processes, technologies, products and services, information systems and personnel into our business. Acquisitions may also further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns.

Our reliance on single source suppliers could limit our ability to meet demand for our products in a timely manner or within our budget.

We rely on third party suppliers and manufacturers to supply and manufacture our products. To be successful, our contract manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. If we are unable to obtain sufficient quantities of high quality components to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.

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

Invibio, Inc. (Invibio) is our exclusive supplier of polyetheretherketone (PEEK), which comprises our PEEK partial vertebral body product called CoRoent. We have a supply agreement with Invibio, pursuant to which we have agreed to purchase our entire supply of PEEK for our current product lines from Invibio. We also have an exclusive supply arrangement with Sparton Medical Corporation (Sparton) pursuant to which Sparton is our exclusive supplier of our proprietary neuromonitoring systems. In the event we experience delays, shortages, or stoppages of supply with either supplier, we would be forced to locate a suitable alternative supplier which could take significant time and result in significant expense. Any inability to meet our customers’ demands for these products could lead to decreased sales and harm our reputation and result in the loss of customers to our competitors, which could cause the market price of our common stock to decline.

Maxigen Biotech, Inc. (MBI) is our sole supplier of our FormaGraft® product. We may require that MBI significantly expand its manufacturing capacity to meet our potential forecasted needs, and no assurance can be given that MBI will be able to meet our requirements. If we experience difficulties in dealing with MBI, we may not be able to secure an adequate source of supply of FormaGraft, which could adversely affect our operational results.

We acquired PCM, a motion preserving total disc replacement device, through our acquisition of Cervitech®, Inc. (Cervitech). Our supply of the product comes from two sources: Waldemar Link GmbH & Co. KG, a company that was affiliated with Cervitech prior to the acquisition, and Sandvik Medical Solutions Limited. Upon approval of the PCM product by the FDA, we plan on using Sandvik Medical Solutions Limited as our sole supplier of PCM. At such time, we will determine whether to establish alternate suppliers and there is no assurance that we will be able to establish a new supplier which could adversely affect our operating results.

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

•

expand our sales presence in international markets generally to avoid revenue concentration in a small number of markets that would subject us to the risk of business disruption as a result of economic or political problems in concentrated locations;

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

We expect that our operating expenses will continue to increase as we continue to expand into international markets. We have only limited experience in expanding into international markets as well as marketing and operating our products and services in such markets. Certain international markets, such as Japan, require a lot of time and resources to receive product approvals and clearances to sell and promote products. After we receive the appropriate approvals and clearances, international markets may be slower than domestic markets in adopting our products and are expected to yield lower profit margins when compared to our domestic operations.

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

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. Additionally, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA may not agree with any of our decisions regarding whether new clearances or approvals are necessary.

Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

Pursuant to FDA regulations, we can only market our products for cleared or approved uses. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities. Additionally, surgeons use several of our products for unapproved uses. While surgeons are permitted by the FDA to use our products for unapproved uses, there is a heightened risk of an enforcement action against us by a governmental enforcement authority when surgeons engage in that practice.

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

We obtained clearance to offer almost all of our products that require FDA clearance or approval through the FDA’s 510(k) clearance process. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products; we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products, affect our ability to have sustainable reimbursement for our products from third party payers, significantly reduce our ability to achieve expected revenues and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to costly product liability litigation.

If we or our suppliers fail to comply with the FDA’s quality system regulations, the manufacture of our products could be delayed and we may be subject to an enforcement action by the FDA.

We and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces the quality system regulation through inspections. If we or one of our suppliers fail a quality system regulations inspection or if any corrective action plan is not sufficient, the manufacture of our products could be delayed. We have undergone FDA inspections regarding our allograft implant business and FDA inspections regarding our medical device activities. In connection with these inspections as well as prior inspections, the FDA requested minor corrective actions, which we have implemented. There can be no assurance the FDA will not subject us to further enforcement action and the FDA may impose additional inspections at any time.

Additionally, we are the legal manufacturer of record for the products that are distributed and labeled by NuVasive, regardless of whether the products are manufactured by us or our suppliers. Thus, a failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action against us by the FDA, which may include any of the following sanctions:

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

Risks Related to Our Financial Results and Need for Financing

We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our future operating results. *

We have experienced rapid growth since our inception, and have increased our revenues from $38.4 million in 2004, the year of our initial public offering, to $478.2 million in 2010. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure you will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues or recent earnings. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, operating results may be adversely impacted if we do not achieve our anticipated growth.

The current adverse global economic conditions may adversely affect our liquidity and the liquidity of our customers.

At September 30, 2011, we had approximately $220.9 million in cash and cash equivalents and approximately $198.0 million in investments in marketable securities. On June 16, 2011, we entered into an escrow arrangement in connection with the NeuroVision trademark infringement litigation and have transferred $62.5 million of our cash and investments into a restricted escrow account. On September 20, 2011, a jury reached a verdict and awarded monetary damages of approximately $101.2 million to Medtronic as part of a verdict against us in conjunction with an ongoing patent lawsuit. While we intend to appeal the verdict, we may be required to secure the amount of the judgment during the appeals process.

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

The liquidity of our customers and suppliers may also be affected by adverse global economic conditions. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. If our customers’ liquidity and creditworthiness is negatively impacted by the condition of the economy, our ability to collect on our outstanding invoices and our collection cycles may be adversely affected.

Upon the achievement of certain milestones, equity adjustments and stock repurchases related to our acquisitions, we may be required to make payments which may affect our liquidity and our financial results. *

In connection with our recent acquisitions, we may be obligated to make payments in the future upon the achievement of certain milestones. At September 30, 2011, we had $33.0 million in outstanding potential milestone obligations under our agreement with the stockholders of Cervitech and could potentially be required to purchase the remaining sixty (60) percent of Progentix Orthobiology B.V. for an aggregate amount up to $30.0 million. If we are required to make those payments, particularly at a time when we are experiencing financial difficulty, our liquidity, financial results and financial condition may be adversely affected.

In connection with the acquisition of Impulse Monitoring, Inc., we may be obligated to (i) make additional cash payments and/or issue additional common stock of ours in the event that the net proceeds of the sales during the thirty (30) trading days after the closing of the acquisition are less than the aggregate value of the shares issued by us to the selling stockholders, as valued at the closing price per share of our common stock on the last full trading day on the NASDAQ prior to the closing of the acquisition, or (ii) repurchase any unsold shares held by the selling stockholders if on December 31, 2011, we have been unable to have an effective registration statement on Form S-3 effective with the SEC for more than the number of trading days required for such selling stockholders to sell these shares or any additional shares of our common stock that we may issue as part of any adjustment payment. In the event that an adjustment payment is required and we decide to issue additional shares of our common stock, we may be required to provide a further adjustment payment should the net proceeds of all sales during this thirty (30) trading day period and an extended sale period remain less than the value of shares issued by us to the selling stockholders at the closing of the acquisition.

The sale of our 2.75% Senior Convertible Notes due 2017 significantly increased our amount of long-term debt, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities. *

In June 2011, we issued $402.5 million aggregate principal amount of our 2.75% Senior Convertible Notes due 2017 (the 2017 Notes). As a result of the sale of the 2017 Notes, we have a substantially greater amount of long-term debt then we have maintained in the past. Our maintenance of such increased level of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations.

Risks Related to Our Intellectual Property and Litigation

We are currently involved in several additional litigation actions which could cause us to incur significant legal expenses and/or prevent us from making, using, selling, offering to sell, importing or exporting certain of our products. *

In addition to our litigation with Medtronic, on April 20, 2010, we filed a lawsuit against Orthofix, Inc. and its related entities (Orthofix) and Musculoskeletal Transplant Foundation for infringement of a patent licensed as part of our purchase of Osteocel Plus®. In December 2010, the parties entered into a license agreement covering the subject product marketed by Orthofix, Trinity Evolution®, and the lawsuit was settled by the parties. Similarly, on October 5, 2010, we initiated a patent infringement lawsuit against Globus Medical, Inc. (Globus) to protect our investment in our XLIF procedure and MaXcess retractor system. The lawsuit against Globus is in its early stages, and the outcome of this litigation is difficult to predict.

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

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain. *

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents at all or not in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Moreover, competitors may challenge our issued patents through the reexamination process (domestically) and/or opposition proceedings (internationally), such as was done by Medtronic on two of our U.S. patents related to aspects of our XLIF surgical technique. We asserted these patents against Medtronic as part of our ongoing patent litigation. Patent reexamination was granted by the U.S. Patent Office in each case. If the U.S. Patent Office cancels or narrows the claims in these patents, it could prevent or hinder us from being able to enforce them against competitors.

Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our officers, shareowners, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. To the extent that our employees, consultants, or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition, recently enacted changes to the U.S. patent laws, together with proposed changes to the rules of the U.S. Patent Office to comport with the newly enacted laws may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. Of significance in the newly enacted patent laws, the United States has shifted from a “first to invent” to a “first inventor to file” system. Consequently, the pool of prior art available to inhibit or limit our ability to obtain issued patents on the technology utilized in our products is expected to expand and the grace period for filing a patent application will be reduced in some ways. It will be possible for a situation to arise in which a competitor is able to obtain patent rights to technology which we invented first. Furthermore, the newly enacted patent laws provide for post grant review of issued patents and expanded reexamination proceedings that may provide our competitors with additional opportunities to challenge the validity of our issued patents.

In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

In addition, certain product categories, including pedicle screws, have been the subject of significant patent litigation in recent years and since we currently offer pedicle screws in both of our SpheRx and Armada product lines, any related litigation could harm our business.

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

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ rights, our products and methods may be covered by patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

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

A judgment in our ongoing trademark dispute regarding the NeuroVision brand name was handed down by the U.S. District Court for the Central District of California. An unfavorable jury verdict was delivered against us in our use of the NeuroVision name. The verdict, which we are appealing, awarded damages to the plaintiff of $60.0 million. We sought emergency relief and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction. During pendency of the appeal, we entered into an escrow to secure the amount of the judgment, interest and attorneys’ fees. This could result in a material reduction in the liquidity required to run or grow our business. While this case relates solely to the use of the NeuroVision brand name and does not involve our proprietary neuromonitoring technology underlying the NeuroVision system or future products, it may require us to rebrand and re-market the NeuroVision brand name. This could result in a significant impact on our marketing costs and other related financial costs. There is a chance that the acceptance of a new brand name will be lengthy and may not be well received by our customers. The appeals process could be expensive, complex and lengthy and its outcome is difficult to predict. We may also be subject to negative publicity due to this trademark litigation. The litigation required during the appeals process may significantly divert the attention of our technical and management personnel. We are unable to predict the outcome of our appeal. In the event that we are unsuccessful in our appeal, we could be required to pay significant damages which are not covered under any of our insurance plans. In the event this outcome occurred, our business, liquidity, financial condition and results of operations would be materially adversely affected.

If we become subject to product liability claims, we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for spine surgery procedures. Spine surgery involves significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. In addition, we sell allograft products, derived from cadaver bones, which pose the potential risk of biological contamination. If any such contamination is found to exist, sales of allograft products could decline, our reputation would be harmed, and we may be subject to liability.

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

We are required to register with the FDA as a device manufacturer and tissue bank. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) and Good Tissue Practices (GTPs) requirements, which require manufacturers of medical devices and tissue banks to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by notified bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or similar requirements, this could delay product production and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which in turn could have a material adverse effect on our financial condition, results of operations, or prospects.

Medical devices must receive FDA clearance or approval before they can be commercially marketed. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of post-marketing programs. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product improvements could result in delayed realization of product revenues or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both QSR requirements and/or current Medical Device Reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

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

Any claims relating to our making improper payments or providing improper gifts or benefits to physicians or other potential violations of laws or regulations governing interactions between us and health care professionals and our involvement in federal health care programs could be time consuming and costly.

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

In recent years, both the United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act. Despite implementation of a comprehensive global compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future. Whenever the United States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, exclude or debar us from federal health care programs, impose compliance obligations, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the Department of Justice (DOJ). Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection or investigation could divert substantial management attention from the operation of our business, as well as could result in a material adverse effect on the market price of our common stock and on our business, results of operations and financial condition. For example, Synthes, Inc., in 2010, settled with the DOJ and the Office of Inspector General (the OIG) for $22 million relating to allegations that it illegally tested bone cement on patients and, in 2009, Guidant Corporation/Boston Scientific settled with the DOJ and the OIG for $22 million relating to alleged improper payments made to physicians for certain post-market surveys.

Additionally, we must comply with a variety of other laws, such as the (i) Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA) and the HITECH Act which protects the privacy of individually identifiable healthcare information; (ii) the Physician Payment Sunshine Act which requires medical device companies to begin reporting all compensation, gifts and benefits provided to certain health care professionals in 2013; and (iii) the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares. *

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, the closing price for our stock on the last day of the past four quarters was: $17.06 on September 30, 2011, $32.88 on June 30, 2011, $25.32 on March 31, 2011, and $25.65 on December 31, 2010. Fluctuation in the stock price may occur due to many factors, including:

•

general market conditions and other factors related to the economy or otherwise, including factors unrelated to our operating performance or the operating performance of our competitors. These conditions might include people’s expectations, favorable or unfavorable, as to the likely unit growth of the spine sector;

•	negative stock market reactions to the results of litigation;

•	negative publicity regarding spine surgeon’s practices or outcomes, whether warranted or not, that cast the sector in a negative light;

•	the introduction of new products or product enhancements by us or our competitors;

•	changes in the availability of third party reimbursement in the United States or other countries;

•	disputes or other developments with respect to intellectual property rights or other potential legal actions;

•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;

•	quarterly variations in our or our competitor’s results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	announcements of technological or medical innovations for the treatment of spine pathology;

•	changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;

•	the acquisition or divestiture of businesses, products, assets or technology;

•	litigation, including intellectual property litigation and any associated negative verdicts or ruling;

•	announcements of actions by the FDA or other regulatory agencies; and

•	changes in earnings estimates or recommendations by us or by securities analysts.

Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our common stock. *

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the Commission) on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Form 8-K filed with the Commission on September 28, 2011 (file no. 0001193125-11-258797))

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)

10.1†	Agreement and Plan of Merger by and among NuVasive, Inc., Catamaran Acquisition Corporation, Impulse Monitoring, Inc. and Tullis-Dickerson & Co., Inc., as Stockholders’ Agent, dated September 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 7, 2011 (file no. 0001193125-11-266851))

10.2	Stock Plan Sale Agreement, dated September 28, 2011, by and among NuVasive, Inc., the holders of Series A preferred stock and Series B preferred stock of Impulse Monitoring, Inc. listed on Exhibit A thereto, and Robert W. Baird & Co. Incorporated (incorporated by reference to our Form S-3 filed with the Commission on October 7, 2011 (file no. 0001193125-11-266861))

10.3	Amendment to 2004 Equity Incentive Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. Application has been made to the Commission seeking confidential treatment of such confidential portions under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This exhibit has been filed separately with the Commission without redactions in connection with registrant’s confidential treatment request.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVASIVE, INC.

Date: November 4, 2011

	By:	/S/ ALEXIS V. LUKIANOV
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: November 4, 2011

	By:	/S/ MICHAEL J. LAMBERT
Michael J. Lambert
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the Commission) on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Form 8-K filed with the Commission on September 28, 2011 (file no. 0001193125-11-258797))

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 15, 2008)

10.1†	Agreement and Plan of Merger by and among NuVasive, Inc., Catamaran Acquisition Corporation, Impulse Monitoring, Inc. and Tullis-Dickerson & Co., Inc., as Stockholders’ Agent, dated September 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 7, 2011 (file no. 0001193125-11-266851))

10.2	Stock Plan Sale Agreement, dated September 28, 2011, by and among NuVasive, Inc., the holders of Series A preferred stock and Series B preferred stock of Impulse Monitoring, Inc. listed on Exhibit A thereto, and Robert W. Baird & Co. Incorporated (incorporated by reference to our Form S-3 filed with the Commission on October 7, 2011 (file no. 0001193125-11-266861))

10.3	Amendment to 2004 Equity Incentive Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	XBRL Instance Document

101 **	XBRL Taxonomy Extension Schema Document

101 **	XBRL Taxonomy Calculation Linkbase Document

101 **	XBRL Taxonomy Definition Linkbase Document

101 **	XBRL Taxonomy Label Linkbase Document

101 **	XBRL Taxonomy Presentation Linkbase Document

†	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. Application has been made to the Commission seeking confidential treatment of such confidential portions under Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This exhibit has been filed separately with the Commission without redactions in connection with registrant’s confidential treatment request.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.