Form 10-K
period 2011-12-31
NUVASIVE INC
filed 2012-02-27
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2011), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.

As of February 17, 2012, there were 42,653,363 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012.

NuVasive, Inc.

Form 10-K for the Fiscal Year ended December 31, 2011

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

Overview

We are a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.0 billion globally in 2012. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as an offering of biologics, cervical, motion preservation products, and Intra-Operative Monitoring (IOM) services. Our spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft, (donated human tissue) – Triad ®, and Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, FormaGraft®, a collagen synthetic product used to aid the fusion process, and AttraX®, a synthetic bone graft material, which is still in the process of U.S. regulatory clearance, to aid in spinal fusion. Our recently acquired subsidiary, Impulse Monitoring, Inc. (Impulse Monitoring) provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We dedicate significant resources toward training spine surgeons on our unique technology and products. We continue to train surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs.

We believe our MAS platform provides a unique and comprehensive solution for safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords direct visualization and avoidance of critical nerves. The fundamental difference between our MAS platform and what has been previously called MIS, or minimally invasive surgery, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them. Simply stated, the MAS platform does not force surgeons to reinvent approaches that add complexity and undermine safety, ease and efficacy. For our Company, an important ongoing objective has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in lateral surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems allow surgeons to avoid critical nerves. It has been demonstrated clinically that the procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent implants, as well as cervical plating and posterior fixation products. In the first quarter of 2010, we submitted a premarket approval (PMA) application to the U.S. Food and Drug Administration (the FDA) for approval of the PCM® cervical disc system, a motion preserving total disc replacement device. Approval, if obtained, would further strengthen our cervical product offering and should enable us to continue our trend of increasing our market share. Our biologic offering includes FormaGraft, a collagen synthetic bone substitute, and Osteocel Plus, an allograft cellular matrix designed to mimic the biologic profile of autograft that includes endogenous MSCs and osteoprogenitors, both of which are used to aid in spinal fusion. In addition, we are currently in the process of seeking U.S. regulatory clearance for AttraXtm, a synthetic bone graft material delivered in putty form, to aid in the healing and generation of human bone. Our nerve monitoring offering includes the NVM5 and NVJJB products based on our proprietary software-driven nerve monitoring systems. In October 2011, to establish our initial footprint in the services business, we acquired Impulse Monitoring, a company dedicated to providing IOM services.

Our corporate headquarters are located in San Diego, California. We lease approximately 208,000 square feet in San Diego. Our headquarters has a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. In 2010 we opened a secondary training facility in Paramus, New Jersey with a five-suite operating theatre for surgeon training. Our IOM business, Impulse Monitoring, is headquartered in Columbia, Maryland. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business requires rapid delivery of products and surgical instruments for almost all surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility has greatly enhanced our ability to meet demanding delivery schedules and provide a greater level of customer service.

Our Strategy

We are a leading provider of innovative medical products that provide comprehensive solutions for the surgical treatment of spine disorders. We continue to pursue the following business strategies in order to improve our competitive position:

•

Establish our MAS Platform as the Standard of Care.    We believe our MAS platform has the potential to become the standard of care for spine surgery as spine surgeons continue to recognize its benefits and adopt our products. We also believe that our MAS platform has the potential to dramatically improve the clinical results of spine surgery. Because of this belief, we dedicate significant resources to researching clinical outcomes data as well as educating spine surgeons and their patients on the clinical benefits of our products, and we intend to capitalize on the growing demand for minimally disruptive surgical procedures.

•

Continue to Develop and Introduce New Innovative Products.    One of our core competencies is our ability to develop and commercialize innovative spine surgery products and procedures. In the past several years, we have introduced a continual flow of new products and product enhancements. We have several additional products currently under development that should expand our presence in fusion surgery as well as provide an entry into the motion preservation market segment. We intend to accomplish our continued product expansion with an unwavering commitment to our MAS platform and building on our core technology. We believe that these additional products will allow us to increase our market share while at the same time improving patient care. Protecting and defending the intellectual property related to our innovative products is also a core component to this strategy.

•

Expand the Reach of Our Exclusive Sales Force.    We believe that having a sales force dedicated to selling only our spine surgery products is critical to achieving continued growth across our various product lines, driving greater market penetration and increasing our revenues. In the United States, we have an exclusive sales force consisting of a mix of directly-employed sales shareowners (our employees) and exclusive sales agents that are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly-employed sales shareowners, independent sales agents and exclusive distributors within their respective territory.

•

Provide Tailored Solutions in Response to Surgeon Needs.    Responding quickly to the needs of spine surgeons, which we refer to as Absolute Responsiveness®, is central to our corporate culture, critical to our success and, we believe, differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of, and potential improvements to, our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and two state-of-the-art cadaver operating theatres (in San Diego, California and Paramus, New Jersey) to provide clinical training and validate new ideas through prototype testing. Absolute Responsiveness goes beyond product development to include active support in clinical research and payer relations. For example, to ensure that patients have access to optimal spine care, we offer support to spine surgeons in their efforts to educate payers on the proven clinical benefits of fusion surgery for well selected patients.

•

Selectively License or Acquire Complementary Spine Products and Technologies.    In addition to building our company through internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will keep us on the forefront of innovation. By acquiring complementary products, we believe we can leverage our expertise at bringing new products to market that are intended to improve patient outcomes, simplify techniques, reduce hospitalization and rehabilitation times and, as a result, reduce overall costs to the healthcare system.

•

Provide Intra-Operative Monitoring Capabilities.    Monitoring the health of the nervous system during spinal surgery has been a key component of NuVasive’s strategy of product differentiation since early in the company’s development. Over time surgeon and hospital demand for nerve monitoring has increased along with the advancement of technologies and techniques used in IOM. We believe that our proprietary NVJJB and NVM5 platforms are differentiators in the market and are unique in their ability to provide information about the directionality and proximity of nerves. With our October 2011 acquisition of Impulse Monitoring, we believe we can further leverage our platform of nerve monitoring and uniquely meet the demands of our surgeon and hospital customers by offering best in class products and IOM services.

Industry Background and Market

The spine is the core of the human skeleton, and provides a crucial balance between structural support and flexibility. It consists of 33 separate bones called vertebrae that are connected together by connective tissue (used herein to define bone, muscle, or ligament) to form a column and to permit a normal range of motion. The spinal cord, the body’s central nerve system, is enclosed within the spinal column. Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spine disc. The four major categories of spine disorders are degenerative conditions, deformities, trauma and tumors. The largest market and the focus of our business historically, are degenerative conditions of the facet joints and the intervertebral disc space. These two conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back or neck pain or radiating pain in the arms or legs.

In the United States, millions of people suffer from some type of chronic back or neck pain. The prescribed treatment depends on the severity and duration of the disorder. Initially, physicians will prescribe non-operative, conservative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In many cases, non-operative treatment options are effective; however, some patients eventually require spine fusion surgery. The vast majority of spine fusion surgeries are done using traditional open surgical techniques from either the front or back of the patient. These traditional open surgical approaches require a large incision in the patient’s abdomen or back in order to enable the surgeon to access and see the spine and surrounding area. These open procedures are invasive, lengthy and complex, and typically result in significant blood loss, extensive tissue damage and lengthy patient hospitalization and rehabilitation.

We believe that the implant market for spine surgery procedures will continue to grow over the long term because of the following market dynamics:

•

Demand for Surgical Alternatives with Less Tissue Disruption.    As with other surgical markets, we anticipate that the broader acceptance of surgical treatments with less tissue disruption and patient trauma will result in increased demand.

•

Increasing Demand for Motion-preserving Treatments.    Motion preservation may be advantageous when compared to traditional treatments because preserving motion has the potential to avoid acceleration of the natural degeneration of the spine and thereby may become a more attractive earlier intervention option for patients in the degenerative disease process.

•

Favorable Demographics.    The population segment most likely to experience back pain is expected to increase as a result of aging baby boomers, people born between 1946 and 1965. We believe this population segment will increasingly demand a quicker return to activities of daily living following surgery than prior generations.

•

Increased Use of Implants.    The use of implants has evolved into the standard of care in spine surgery. There continues to be an increase in the percentage of spine fusion surgeries using implants and we estimate that over 85% of all spine fusion surgeries now involve implants.

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

We believe the principal factor contributing to spine surgeons’ slow adoption of traditional “minimally invasive” spine alternatives has been inconsistent outcomes driven by two main reasons: (i) the limited or lack of direct access to and visibility of the surgical anatomy; and (ii) the associated complex instruments that have been required to perform these procedures. Most traditional “minimally invasive” spine systems do not allow the surgeon to directly view the spine and provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional “minimally invasive” spine systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system.

The NuVasive Solution — Maximum Access Surgery with minimal tissue disruption

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

Our products facilitate minimally disruptive applications of the following spine surgery procedures, among others:

•	Lumbar and thoracic fusion procedures in which the surgeon approaches the spine through the patient’s back, side or abdomen;

•	Cervical fusion procedures for either the posterior occipito-cervico-thoracic region or the anterior cervical region;

•	Decompression, which is removal of a portion of bone or disc from over or under the nerve root to relieve pinching of the nerve; and

•	Procedures designed to correct and/or stabilize the spine while simultaneously maintaining motion.

MAS — Nerve Monitoring

Our nerve monitoring systems utilize electromyography (EMG), proprietary software hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Our systems function by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. Through the NVM5 and NVJJB platforms we give surgeons the option to connect their instruments to a computer system that provides discrete, real-time, surgeon directed and surgeon controlled feedback about the directionality and relative proximity of nerves during surgery. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. For example, during a pedicle screw test, in which the integrity of the bone where the implant is placed is tested, if the insertion of a screw results in a breach of the bone, a red light and corresponding numeric value will result so that the surgeon may reposition the screw to avoid potential nerve impingement or irritation. If no breach of the bone occurs, a green light and corresponding numeric value will result.

Surgeons can connect their instruments to our nerve monitoring systems, thus creating an interactive set of instruments that enable the safe navigation through the body’s nerve anatomy. The connection is accomplished using a clip that is attached to the instrument, effectively providing the benefits of our nerve monitoring systems through an instrument already familiar to the surgeon. The systems’ proprietary software and easy to use graphical user interface enables the surgeon to make critical decisions in real time resulting in safer and faster procedures with the potential for improved patient outcomes. With recent additions, the health and integrity of the spinal cord and related nerves can also be assessed using motor evoked potentials (MEPs) and somatosensory evoked potentials (SSEPs). Both methods of IOM involve applying stimulation and recording the response that must travel along the motor or sensory paths of the spinal cord.

Through our IOM subsidiary, Impulse Monitoring, the data from the various nerve monitoring systems, including our own, can be analyzed in real time by healthcare professionals for additional interpretation of intra-operative information. Adding the value of real time healthcare professional oversight further improves the safety and reproducibility of the vast array of our spine procedures.

MAS — MaXcess

Our MaXcess system consists of instrumentation, integrated nerve monitoring and specialized implants that provide maximum access to the spine with minimal soft tissue disruption. MaXcess has a split blade design consisting of three blades that can be positioned to customize the surgical exposure in the shape and size specific to the surgical requirements rather than the fixed tube or two blade designs of traditional off the shelf “minimally invasive” spine surgical systems. MaXcess’ split blade design also provides customizable access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a smaller incision and less tissue disruption. The ability to use familiar instruments reduces the learning curve and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with better direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment such as endoscopes.

Over the years, several improvements to our MaXcess systems have been made, including incorporating integrated neuromonitoring technology and improving the blade systems. Our MaXcess products are used in the cervical spine for posterior application, the lumbar spine for both decompressions and transforaminal lumbar interbody fusions (TLIFs), the thoracic region, as the lateral approach has broadened from the lumbar to the thoracic region, as well as in adult degenerative scoliosis procedures.

MAS — Specialized Implants

We have a number of implants designed to be used with our MAS platform. These implants are used for interbody disc height restoration for fusion and stabilization of the spine. Our implants are available in a variety of shapes and sizes to accommodate specific approach, pathology and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation systems have been uniquely designed to be delivered through our MaXcess system to provide stabilization of the spine. These systems enable minimally disruptive placement of implants and are intended to reduce patient morbidity, often through a single approach.

We have also made significant progress in the last few years on our research and development initiatives related to motion preservation, including our PCM and mechanical lateral total disc replacement (XL TDR®) products. The status of our regulatory applications with the FDA related to our motion preservation products is discussed below under the heading “Development Projects.”

The following products and services complement our MAS platform:

Biologics

The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), a varied offering of synthetic products, stem cell-based products, and growth factors. We currently offer FormaGraft, a collagen-based synthetic bone substitute and Osteocel Plus, an allograft cellular matrix designed to mimic the biologic profile of autograft that includes endogenous MCSs and osteoprogenitors to aid in fusion. We are also in the process of seeking U.S. regulatory clearance for AttraX, a synthetic bone graft material delivered in putty form.

Intra-Operative Monitoring Service

Monitoring the health of the nervous system during spinal surgery has been a key component of NuVasive’s strategy of product differentiation since early in the company’s development. Over time surgeon and hospital demand for nerve monitoring has increased along with the advancement of technologies and techniques used in IOM. We believe that our proprietary NVJJB and NVM5 platforms are differentiators in the market and are unique in their ability to provide information about the directionality and proximity of nerves. With our October 2011 acquisition of Impulse Monitoring, we believe we can further leverage our platform of nerve monitoring and uniquely meet the demands of our surgeon and hospital customers by offering best in class products and IOM services.

Development Projects

We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications. These devices are intended to allow surgeons to address a patient’s pain and dysfunction while maintaining a more natural physiological range of motion compared with fusion. Commercialization of these devices, including PCM and XL TDR, will require premarket approval rather than 510(k) clearance. In the cervical spine, the PCM investigational device, a total disc replacement device designed to preserve motion, was submitted for FDA approval in the first quarter of 2010. If obtained, approval of PCM should further strengthen our cervical product offering and should enable us to continue our trend of gaining market share.

Our lumbar motion preservation development efforts include XL TDR, a mechanical total disc replacement implanted through the XLIF approach. Enrollment in a FDA-approved XL TDR clinical trial in the United States was initiated in 2009 and will continue throughout 2012.

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

We are no longer pursuing regulatory approval to commercialize NeoDisc®, our embroidery cervical disc replacement device, in the U.S.

Research and Development

Our research and development efforts are primarily focused on developing further enhancements to our existing products, launching new product categories, as well as developing our total disc replacement products. Our research and development group has extensive experience in developing products to treat spine pathologies and this group continues to work closely with our clinical advisors and spine surgeon customers to design products that are intended to improve patient outcomes, simplify techniques, reduce patient trauma and the subsequent hospitalization and rehabilitation times and, as a result, reduce costs to the healthcare system. In addition to this work, NuVasive is the sole financial supporter of the Society of Lateral Access Surgeons (SOLAS®), a group of spine surgeons dedicated to the development and expanded application of lateral spine surgery techniques, to collect and assess data to affirm economic and clinical value.

Sales and Marketing

In the United States, we currently sell our products through a combination of exclusive independent sales agencies and directly-employed sales shareowners. Each member of our U.S. sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales shareowner or exclusive distributor is made on a territory by territory basis, with a focus on the candidate who brings the best skills and experience. Domestically, the split between directly-employed sales shareowners and independent sales agents in our sales force is roughly equal. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents. There are many reasons that we believe strongly in an exclusive sales force, none more important than having a sales force that is properly educated, trained and incentivized to sell and represent only our portfolio of products.

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our complimentary instruments and implants. We maintain state-of-the-art cadaver operating rooms and training facilities to help promote adoption of our products at our corporate headquarters in San Diego, California and our facility in Paramus, New Jersey. We continue to train surgeons in the XLIF technique and our other MAS platform products including: our proprietary nerve monitoring systems, MaXcess, biologics, and specialized implants. The number of surgeons trained annually includes first-time surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs. As its sole financial supporter, we have also helped to establish SOLAS, a group of spine surgeons dedicated to the development and expanded application of lateral spine surgery techniques that offer significant patient benefits and improved clinical outcomes through peer-to-peer communication, clinical education efforts, and ongoing research.

Manufacturing and Supply

We rely on third parties for the manufacture of our products, their components and servicing. We currently maintain alternative manufacturing sources for a majority of our finished goods products. We have and are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification and corrective action program intended to ensure that all product requirements are met or exceeded. We believe at our current scale these manufacturing relationships minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of spine surgery products.

Following the receipt of products or product components from our third-party manufacturers, we conduct inspection, packaging and labeling, as needed, at either our San Diego headquarters or our Memphis distribution facility. Under our existing contracts, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications. In the future, we may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it economic or appropriate to do so.

We currently rely on several tissue banks as our suppliers of allograft tissue implants. We rely on one source to supply us with Osteocel Plus, which is processed from allograft. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable to compliance with FDA regulation, state requirements, as well as voluntary industry standards such as the American Association of Tissue Banks, or AATB.

We rely on one exclusive supplier of polyetheretherketone (PEEK), which comprises our CoRoent PEEK partial vertebral body replacement and interbody product lines. We have an exclusive supply arrangement to supply our NVM5 and NVJJB neuromonitoring systems, and an exclusive supply arrangement to supply our neuromonitoring equipment outside of the NV platform. We rely on a limited number of suppliers for our motion preserving total disc replacement device PCM.

We, and our third-party manufacturers, are subject to the FDA’s quality system regulations, state regulations, such as the regulations promulgated by the California Department of Health Services, and

regulations promulgated by the European Union. For tissue products, we are FDA registered and licensed in the States of California, New York, Florida, Maryland and Oregon. For our device implants and instruments, we are FDA registered, California licensed, CE marked and ISO certified. CE is an abbreviation for “Conformité Européenne” or European Compliance. Our facility and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies.

Surgical Instrument Sets

We seek to deliver surgical instrument sets, including our nerve monitoring systems, on a just in time basis to fulfill our customer obligations to meet surgery schedules. We do not receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In most cases, once the surgery is finished, the surgical instrument sets are returned to us and we prepare them for shipment to meet future surgeries. This strategy is designed to minimize backlogs, increase asset turns and maximize cash flow. Our pool of surgical equipment that we loan to or place with hospitals continues to increase as we expand our distribution channels and increase market penetration of our products. These surgical instrument sets are important to the growth of our business and we anticipate additional investments in our loaner assets.

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

Patents

As of December 31, 2011, we had 110 issued U.S. patents, 58 foreign national patents, and 318 pending patent applications, including 252 U.S. applications, 7 international (PCT) applications and 59 foreign national applications. Our issued and pending patents cover, among other things:

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

Trademarks

As of December 31, 2011, we had 195 trademark registrations, both domestic and foreign, including the following U.S. trademarks: $ Billion Start-Up, Absolute Responsiveness, Acuity, Affix, Armada, Attrax, Back Pact, Bendini, Better Back Alliance, Brigade, CerPass, CoRoent, Corpomotion, Creative Spine Technology, DBR, Embody, Embrace, ExtenSure, FormaGraft, Gradient Plus, Halo, InStim, I-PAS, Leverage, M5, MAS, MaXcess, NeoDisc, Nerve Avoidance Leader, NeuroVision, NuVasive, NVJJB, Osteocel, PCM, SmartPlate, SOLAS, SpheRx, The Better Way Back, Traverse, Triad, VuePoint, X-Core, XL TDR, XLIF and XLP. We also had 13 trademark applications pending, both domestic and foreign, including the following trademarks: EasyScreen, H2, Helix, ILIF, Radian, NVJJB, Osteocel, SOLAS, Speed of Innovation, Traverse, and Precept.

Included in the count above are two registered trademarks for “NeuroVision” which, in 2010, as a result of a jury verdict delivered against us, the U.S. District Court for the Central District of California ordered, among other things, cancellation of these two registered trademarks. We continue to believe that the verdict and judgment delivered against us in this case are not supported by the facts or by applicable law and have filed an appeal.

Competition

We are aware of a number of major medical device companies that have developed or plan to develop products for use in surgical alternatives with less tissue disruption to compete with us.

Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Several of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, these competitors may have significantly greater operating history and reputations than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose. Because of the size of the potential market, we anticipate that companies will continue to dedicate significant resources to developing competing products. Below are our primary competitors grouped by our product categories.

Our nerve monitoring products compete with the traditional nerve monitoring systems offered by Medtronic Sofamor Danek (Medtronic), Natus, Cadwell Laboratories, and VIASYS Healthcare, a division of CareFusion Corporation. We believe our technology competes favorably with these systems on ease of use for the spine surgeon, with the added advantage that our nerve monitoring systems were designed to support surgeon directed, surgeon controlled applications delivering automated, real-time feedback about the directionality and relative proximity of nerves. Medtronic’s NIM-Eclipse neuromonitoring system, acquired from Axon, while surgeon directed, requires manual interpretation for neuromonitoring. Our IOM service offering competes with regional IOM companies as well as in-house hospital services.

Several companies offer products that compete with our MaXcess system, SpheRx pedicle screw system and implants, including competitive offerings by DePuy Spine, Inc. (Depuy), a Johnson & Johnson company, Medtronic and Stryker Spine.

Competition is intense in the fusion product market. We believe that our most significant competitors are Medtronic, DePuy, Stryker Spine and Synthes, Inc. (who has entered into a definitive agreement to be acquired by Johnson & Johnson), each of which has substantially greater sales and financial resources than we do. Medtronic, in particular, has a broad classic fusion product line. We believe our differentiation in the market is an innovative portfolio of products elegantly delivered through our MaXcess system, as well as through our XLIF approach, complemented by additional innovative and pull-though products along the entirety of the spine. However, with the introduction of competing lateral techniques, such as Medtronic’s DLIF, we face more competition in the market.

Competition in the motion preservation segment is increasing, with Medtronic, DePuy, Stryker Spine and Synthes, Inc. all investing in this rapidly growing market. In the cervical total disc replacement (TDR) segment, our PCM device, which was submitted for FDA approval in the first quarter of 2010, if approved, will face competition from several products that received FDA approval in 2007 including Medtronic’s Prestige and Bryan TDRs as well as Synthes, Inc.’s ProDisc-C TDR.

We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specified markets, include Globus Medical, Inc., Zimmer Spine, Orthofix International N.V. (Orthofix), Biomet EBI/Spine, Alphatec Spine, Inc. (Alphatec), K2M, Inc. and others.

Competition in the biologics market is increasing as well. In addition to our larger competitors, which are investing in their biologics platforms, we face competition from smaller orthobiologics companies such as Orthofix, Alphatec, Nutech Medical, Inc., and the Musculoskelatal Transplant Foundation.

Government Regulation

Our products are medical devices and tissue subject to extensive regulation by the FDA and other regulatory bodies. FDA regulations govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we develop to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring premarket approval.

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

Human Cell, Tissue, and Cellular and Tissue Based Products

Our allograft implant products, Triad, H2 and ExtenSure, and our Osteocel Plus products are regulated by the FDA as Human Cell, Tissue, and Cellular and Tissue Based Products. FDA regulations do not currently require products regulated as minimally manipulated human tissue-based products to be 510(k) cleared or PMA approved before they are marketed. We are, however, required to register our establishment, list these products with the FDA and comply with Current Good Tissue Practices for Human Cell, Tissue, and Cellular and Tissue Based Product Establishments. The FDA periodically inspects tissue processors to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of the Current Good Tissue Practices, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities.

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

Clinical Trials

A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require approval of a submitted application for an investigational device exemption Investigational Device Exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards. Future clinical trials of our motion preservation designs will likely require that we obtain IDEs from the FDA prior to commencing clinical trials. We filed with the FDA for an IDE on the XL TDR, and were granted an IDE in 2008. Our clinical trials must be conducted in accordance with FDA regulations and other federal regulations concerning human subject protection and privacy and must be publicly registered. The results of our clinical trials may not be sufficient to obtain approval of our product. There are numerous risks associated with conducting such a clinical trial, including the high costs and uncertain outcomes. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

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

Anti-kickback Statute:    We are subject to the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, knowledge of the anti-kickback statute or the specific intent to violate the law is not required. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from Medicare, Medicaid and other federal healthcare programs, and according to PPACA, now provides a basis for liability under the False Claims Act. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.

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

Health Insurance Portability and Accountability Act:    Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as was amended in 2005 and in 2009, a covered entity is required to adhere to certain requirements regarding the use, disclosure and security of protected health information, or PHI. In the past, HIPAA has generally affected us indirectly, as NuVasive is generally neither a Covered Entity nor a

Business Associate to Covered Entities, except that our provision of IOM services through various subsidiaries may create a Business Associate relationship and/or our Puerto Rico subsidiary may be a Covered Entity. Notwithstanding, in those cases where patient data is received, NuVasive is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services (HHS) can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all HIPAA standards, there is no guarantee that the government will not disagree. Enforcement actions can be costly and interrupt regular operations of our business. Nonetheless, these new requirements affect only a small portion of our business. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business.

Foreign Corrupt Practices Act:    The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act. Whenever the United States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the Department of Justice. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. We are also potentially subject to the UK Bribery Act, which could also lead to the imposition of civil and criminal fines. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

Physician Payments Sunshine Act of 2009, or Sunshine Act:    The Sunshine Act was enacted into law in 2010 and requires public disclosure to the federal government of payments to physicians, including in-kind transfers of value such as free gifts or meals. These requirements all provide for penalties for non-compliance. Implementation of this law is expected to occur at some point in 2012. This new law, along with individual state reporting requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Compliance Program:    The federal government has recommended, in the federal sentencing guidelines, that healthcare companies develop and maintain an effective compliance program to reduce the likelihood of non-compliance by the company, its employees, agents and contractors. A compliance program is a set of internal controls established by a company to prevent and/or detect any non-compliant activities and to address properly those issues that may be discovered. In addition, some states, such as Massachusetts and California now require certain healthcare companies to have a formal compliance program in place in order to do business within the state. For years, we have maintained a compliance program structured to meet the requirements of the federal sentencing guidelines for an effective compliance program and the model compliance programs promulgated by HHS over the years and includes, but is not limited to, a Code of Ethical Business Conduct, designation of a compliance officer, compliance committee, policies and procedures, a confidential disclosure method (a hotline), and conducting periodic audits to ensure compliance.

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

The Japanese government in recent years made revisions to the Pharmaceutical Affairs Law (PAL) that made significant changes to the preapproval regulatory systems. These changes have in part, stipulated that in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PAL requirements prior to placing products on the market, Pre-market Submission (Todokede), Pre-market Certification (Ninsho) and Pre-market Approval (Shonin). NuVasive intends to market devices in Japan that will be assessed by both government entities and third party organizations using all three procedures in place for manufacturers. The level of review and time line for medical device approval will depend on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the Pharmaceutical Affairs Law. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices. We will also be pursuing authorizations required by the prefectural government.

Third-Party Reimbursement

Broadly speaking, payer pushback on spine surgery in the U.S. has increased in the recent past and we believe this has had an overall dampening effect on spine procedure volumes and prices.

We expect that sales volumes and prices of our products and services will continue to be largely dependent on the availability of reimbursement from third-party payers, such as governmental programs, for example, Medicare and Medicaid, private insurance plans and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payers, and adequate payment for the resources used.

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

Independent of the coding status, third-party payers may deny coverage based on their own criteria, such as if they feel that a device or procedure is not well established clinically, is not the most cost-effective treatment available, or is used for an unapproved indication. At various times over the past two years, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and NASS who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, all major insurance companies provide reimbursement for XLIF procedures, including Aetna, CIGNA, Humana, and United Healthcare along with the majority of the Blue Cross Blue Shield Association independently operated member companies, including Health Care Service Corporation (HCSC), the largest non-investor owned member which operates four Blue Cross and Blue Shield Plans in the Midwest and Southwest (Illinois, Oklahoma, Texas, and New Mexico), each of whom has reversed their prior policy of non-coverage. Certain smaller regional carriers may, however, have policies against coverage of XLIF. We will continue to provide the appropriate resources to patients, surgeons, hospitals, and insurers in order to ensure optimum patient care and clarity regarding XLIF reimbursement and work to remove any and all non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.

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

Particularly in the United States where major healthcare reform provisions loom, third-party payers must demonstrate they can improve quality and reduce costs and thus we see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence requirements for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out of pocket costs for medical coverage which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payer coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Shareowners (our employees)

We refer to our employees as shareowners. As of December 31, 2011, we had 1,093 shareowners. In addition to our shareowners, we partner with exclusive independent sales agencies and independent distributors who sell our products in the United States and internationally. There are approximately 379 individuals associated with the exclusive independent sales agencies and independent distributors with whom we partner. None of our shareowners are represented by a labor union and we believe our shareowner relations are good.

NuVasive Spine Foundation

The NuVasive Spine Foundation™, formerly known as Cheetah Gives Back, is a non-profit organization that has common management with us. The NuVasive Spine Foundation is committed to providing life-changing spine surgery to individuals around the world who have limited access to medical treatment and to developing sustainable spine care programs and advancing spine surgery technology by providing surgeons to train and educate other surgeons in disadvantaged communities.

We are not required to make contributions to The NuVasive Spine Foundation, except for amounts pledged. No amounts were pledged as of December 31, 2011.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the Commission). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2011.

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

Risks Related to Our Business and Industry

Changes to third party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.

We believe that future reimbursement may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery or reduction in payment amount to hospitals and surgeons for approved surgery, both in the United States and in international markets. Sales of our products and services will depend on the availability of adequate reimbursement from third party payers. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products and services as healthcare providers, such as hospitals that purchase medical devices and services for treatment of their patients, generally rely on third party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices and services. Likewise, spine surgeons rely primarily on third party reimbursement for the surgical fees they earn. Spine surgeons are unlikely to use our products and services if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures.

Certain third party payers have stated non-coverage decisions concerning our technologies and services and implementation of such policies could significantly alter our ability to sell our products. For example, several smaller regional third party payers, such as Blue Cross Blue Shield of Florida and Medica of Minnesota, continue to have reimbursement policies that label XLIF® surgeries as experimental.

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

On August 18, 2008, Medtronic filed suit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began on August 20, 2011 and on September 20, 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to a NuVasive patent. Judgment was entered by the court on September 29, 2011. The jury awarded monetary damages of approximately $660,000 to NuVasive which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. Medtronic sought a permanent injunction against us with respect to the sale of our CoRoent XL, MaXcess Retractor and Helix ACP Cervical Plate. The court denied the motion; provided, however, Medtronic may continue to seek an injunction and may appeal the court’s denial of their request. Additional damages, including interest and potential ongoing royalties may still be awarded. A final appealable judgment is expected in the coming months. While we intend to timely appeal the unfavorable verdict, we may be required to secure the amount of the judgment, or an even greater amount at the court’s discretion, during the appeals process which could result in a material reduction in the liquidity required to run or grow our business. Should Medtronic receive an injunction or should the court award a much higher royalty rate in any appeal initiated by Medtronic, our ability to generate profits and cash flow, and, as a result, to invest in and grow our business, including the investment into new and innovative technologies may suffer.

Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.

The market for spine surgery products is large and this has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pressure. New entrants to our markets include numerous niche companies with singular product focus, as well as companies owned partially by spine surgeons, who have significant market knowledge and access to the surgeons who use our products. As a result of this increased competition, we believe there will be continued pricing pressure. In addition, we may experience decreasing prices for our products due to pricing pressure experienced by our hospital customers from managed care organizations, insurance providers and other third party payers and increased market power of our hospital customers as the medical device industry consolidates.

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

Our IOM business exposes us to risks inherent with the sale of services, to which we were not previously exposed as a medical device company.

With the acquisition of Impulse Monitoring in October 2011, we are now selling IOM services that are unique from the sale of our biologics, lumbar, thoracic, cervical and motion preservation products and have applications outside of our core business of spinal surgery. Our IOM services involve neurophysiologists located in the operating room, working in partnership with supervising physicians who oversee and interpret neurophysiological data gathered via broadband transmission in real-time. Our ability to deliver our IOM services could be severely affected if we fail to manage our relationships with the supervising physicians and the hospital customers. Any disruption to our technology infrastructure or the Internet could harm our service operations and our reputation among our customers. Any disruption to our computer systems could adversely impact the performance of our neurophysiologists.

Impulse Monitoring also engages in direct billing of Medicare and commercial payers for IOM service which brings with it additional risks associated with proper billing practice regulations, HIPPA compliance, corporate practice of medicine laws, greater malpractice exposure and new collections risk associated with third party payers.

Due to the breadth of many healthcare laws and regulations, we could be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include: (i) the federal healthcare programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers, and/or (iii) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators, and third-party payers to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our financial position and results of operations.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.

We are in a highly competitive market segment and face competition from large, well-established medical device manufacturers as well as new market entrants.

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to our nerve monitoring systems and IOM services, we compete with Medtronic and VIASYS Healthcare, a division of CareFusion Corporation, both of which have significantly greater resources than we do, as well as numerous regional nerve monitoring companies. With respect to MaXcess®, our minimally disruptive surgical system, our largest competitors are Medtronic, DePuy, Synthes, Inc., which has agreed to be acquired by Johnson & Johnson, and Stryker Corporation. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products.

Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with a greater number of spine surgeons, hospitals, other healthcare providers and third party payers;

•	larger and more well established distribution networks with significant international presence;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements;

•	more expansive portfolios of intellectual property rights and greater funds available to engage in legal action; and

•	greater financial, cash flow, capital markets access and other resources for product research and development, sales and marketing and litigation.

In addition, the spine industry is becoming increasingly crowded with new market entrants, including companies owned at least partially by spine surgeons (physician owned distributors). Many of these new competitors focus on a specific product or market segment, making it more difficult for us to expand our overall market position. If these companies become successful, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand.

Our future success depends on our strategy of obsoleting our own products and our ability to timely acquire, develop and introduce new products or product enhancements that will be accepted by the market.

We have the objective of staying ahead of the spine market by obsoleting our own products with new products and enhancements. It is important to our business that we continue to build upon our product offering to surgeons and hospitals, and enhance the products we currently offer. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully acquire, develop, obtain regulatory approval for or market new products or that any of our future products or enhancements will be accepted by the surgeons who use our products or the third party payers who financially support many of the procedures performed with our products. Additionally, in our quest to obsolete our own products, we must effectively manage our inventory, the demand for new and current products and the regulatory process for new products in order to avoid unintended adverse financial and accounting consequences.

If we do not effectively manage our strategy of obsoleting our own products by acquiring or developing new products or product enhancements that we can introduce in time to meet market demand or if there is insufficient demand for these products or enhancements, or if we do not manage the product transitions well which would result in margin reducing writeoffs for obsolete inventory, our results of operations may suffer.

If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products.

Several investigational devices in our development pipeline, including our PCM and lateral TDR (XL TDR) devices, will require a PMA submission to the FDA based on their product classification. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

In order to receive regulatory approval for PCM, XL TDR or other devices requiring PMA approval, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans. Clinical testing is expensive, takes many years and has an uncertain outcome. Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory approval and, ultimately, the commercialization of that device.

Our PCM and XL TDR devices are currently the subject of an IDE clinical study. There is no assurance that these devices will be approved for sale in the United States by the FDA. The clinical study may prove that the device does not provide the intended benefit or that there are unintended negative side effects of the device that make it unsafe or not effective. Any failure or delay in obtaining regulatory approval for these devices will hamper our ability to commercialize the device in the United States and could severely impact the potential return on any investments or could result in future non-cash impairment charges.

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

As part of our business strategy, we have acquired companies, technologies, and product lines to maintain our objectives of developing or acquiring innovative technologies. In October 2011, we acquired Impulse Monitoring, a provider of IOM services. Acquisitions involve numerous risks, including the following:

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

•

the applicability of additional laws, regulations and policies that have particular application to our acquisitions, including those relating to patient privacy, insurance fraud and abuse, false claims, prohibitions against self-referrals, anti-kickbacks, direct billing practices, HIPAA compliance, and prohibitions against the corporate practice of medicine and fee-splitting;

•	the assumption of certain known and unknown liabilities of the acquired companies;

•	difficulties in retaining key relationships with shareowners (employees), customers, partners and suppliers of the acquired company; and

•	difficulties in operating in different business markets where we may not have historical experience.

Any of these factors could have a negative impact on our business, results of operations or financing position. Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology or providing professional IOM services (as is the case with Impulse Monitoring where we have limited history providing professional IOM services prior to the acquisition). For example, we may not be able to successfully integrate an acquired company’s operations, business processes, technologies, products and services, information systems and personnel into our business. Acquisitions may also further strain our existing financial and managerial controls, and divert management’s attention away from our other business concerns.

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

We currently use one or two manufacturers for each of our devices or components. Our dependence on one or two manufacturers involves several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our manufacturers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, cease to manufacture components of acceptable quality or cease to do business in general, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenue. In the event we experience delays, shortages, or stoppages of supply with any supplier, we would be forced to locate a suitable alternative supplier which could take significant time and result in significant expense. Any inability to meet our customers’ demands for these products could lead to decreased sales and harm our reputation and result in the loss of customers to our competitors, which could cause the market price of our common stock to decline.

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

•

expand our sales and marketing presence in international markets generally to avoid revenue concentration in a small number of markets that would subject us to the risk of business disruption as a result of economic or political problems in concentrated locations;

•

upgrade our internal business processes and capabilities (e.g., information technology platform and systems, product distribution and tracking) to create the scalability and properly handle the transaction volumes that our growing geographically diverse organization demands; and

•	expend time and resources to receive product approvals and clearances to sell and promote products.

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

A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. If the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if international sales continue to grow as a percentage of our total sales.

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

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products in foreign countries, we may be subject to rigorous regulation in the future. In such circumstances, we would rely significantly on our foreign subsidiaries and independent sales agencies to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.

The safety of our products is not yet supported by long-term clinical data and our products may therefore prove to be less safe and effective than initially thought which could subject us to product liability claims.

We obtained clearance to offer almost all of our products that require FDA clearance or approval through the FDA’s 510(k) clearance process. The FDA’s 510(k) clearance process is less rigorous than the PMA process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the safety of our products and the benefits they offer that might have been generated in connection with the PMA process. For these reasons, spine surgeons may be slow to adopt our products; we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products, affect our ability to have sustainable reimbursement for our products from third party payers, significantly reduce our ability to achieve expected revenues and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for spine surgery procedures.

A product liability or other damages claim, product recall or product misuse, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages or costs and could seriously harm our business. Currently, we maintain product liability insurance in the amount of $10 million. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves which may harm our financial condition. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business. A product liability or other damages claim, product recall, or product misuse involving any of our products could also materially and adversely damage our reputation and affect our ability to attract and retain customers, irrespective of whether or not the claim or recall was meritorious.

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

We have experienced rapid growth since our inception, and have increased our revenues from $38.4 million in 2004, the year of our initial public offering, to $540.5 million in 2011. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues or recent earnings. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, operating results may be adversely impacted if we do not achieve our anticipated growth.

The current adverse global economic conditions may adversely affect our liquidity and the liquidity of our customers.

At December 31, 2011, we had approximately $342.2 million in cash, cash equivalents and investments in marketable securities. On June 16, 2011, we entered into an escrow arrangement in connection with the NeuroVision trademark infringement litigation and have transferred $62.5 million of our cash and investments into a restricted escrow account. On September 20, 2011, a jury reached a verdict and awarded monetary damages of approximately $101.2 million to Medtronic as part of a verdict against us in conjunction with an ongoing patent lawsuit. While we intend to appeal the verdict, we may be required to secure the amount of the judgment, or an even greater amount at the court’s discretion, during the appeals process or pay a higher royalty rate for the post-verdict time period than was previously determined, which could result in a material reduction in the liquidity available to run or grow our business.

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

In connection with our acquisitions, we may be obligated to make payments in the future upon the achievement of certain milestones. At December 31, 2011, we had $33.0 million in outstanding potential milestone obligations under our agreement with the stockholders of Cervitech and could potentially be required to purchase the remaining sixty (60) percent of Progentix Orthobiology B.V. for an aggregate amount up to $24.0 million. If we are required to make those payments, particularly at a time when we are experiencing financial difficulty, our liquidity, financial results and financial condition may be adversely affected.

The sale of our 2.75% Senior Convertible Notes due 2017 significantly increased our amount of long-term debt, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.

In June 2011, we issued $402.5 million aggregate principal amount of our 2.75% Senior Convertible Notes due in 2017 (the 2017 Notes). In addition, as of December 31, 2011, we had approximately $74.3 million remaining under our 2.25% Senior Convertible Notes due in 2013 (the 2013 Notes). As a result of the sale of the 2017 Notes and the 2013 Notes, we have a substantially greater amount of long-term debt then we have maintained in the past. Our maintenance of such increased level of debt could adversely affect our flexibility to take advantage of corporate opportunities and could adversely affect our financial condition and results of operations. In addition, as the 2013 Notes mature and are required to be settled in cash, our overall liquidity could be adversely affected.

In addition, there are a large number of shares of common stock underlying our 2013 Notes, our 2017 Notes and our Series A Preferred Stock that may be available for future sale and the sale of these shares may depress the market price of our common stock.

Risks Related to Our Intellectual Property and Litigation

We are currently involved in several additional litigation actions which could cause us to incur significant legal expenses and/or prevent us from making, using, selling, offering to sell, importing or exporting certain of our products.

In addition to our ongoing patent litigation with Medtronic and trademark litigation with Neurovision Medical Products, Inc. (NMP), on October 5, 2010, we initiated a patent infringement lawsuit against Globus Medical, Inc. (Globus) to protect our investment in our XLIF procedure and MaXcess retractor system. The lawsuit against Globus is in its early stages, and the outcome of this litigation is difficult to predict. We have entered into a contingent fee arrangement which grants our legal counsel the ability to share in the monetary recovery, if any, resulting from prosecution of the lawsuit.

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

Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our officers, shareowners, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. To the extent that our shareowners, consultants, or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

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

We are required to register with the FDA as a device manufacturer and tissue bank. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) and Good Tissue Practices requirements, which require manufacturers of medical devices and tissue banks to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by notified bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or similar requirements, this could delay product production and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which in turn could have a material adverse effect on our financial condition, results of operations, or prospects.

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

Any claims relating to our making improper payments or providing improper gifts or benefits to physicians or other potential violations of laws or regulations governing interactions between us and healthcare professionals and our involvement in federal healthcare programs could be time consuming and costly.

Our relationship with healthcare professionals, such as physicians, hospitals and those that may market our products (e.g., distributors, etc.), are subject to scrutiny under various state and federal laws, rules and regulations (e.g., anti-kickback statute, self-referral/Stark laws, false claims, etc.), often referred to collectively as healthcare fraud and abuse laws. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if they are found not to be in compliance. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in governmental healthcare programs. Despite implementation of a comprehensive global healthcare compliance program, we cannot provide assurance that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with healthcare professionals nor can we make any assurances that authorities will not challenge or investigate our current or future activities under these laws.

In recent years, both the United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act. Despite implementation of a comprehensive global healthcare compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future. Whenever the United States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, exclude or debar us from federal healthcare programs, impose compliance obligations, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the DOJ. Any of the foregoing actions could result in decreased sales as a result of negative publicity, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection or investigation could divert substantial management attention from the operation of our business, as well as could result in a material adverse effect on the market price of our common stock and on our business, results of operations and financial condition. For example, Synthes, Inc., in 2010, settled with the DOJ and the Office of Inspector General (OIG) for $22 million relating to allegations that it illegally tested bone cement on patients and, in 2009, Guidant Corporation/Boston Scientific settled with the DOJ and the OIG for $22 million relating to alleged improper payments made to physicians for certain post-market surveys.

Additionally, we must comply with a variety of other laws, such as the (i) HIPAA and the HITECH Act which protects the privacy of individually identifiable healthcare information; (ii) the Physician Payment Sunshine Act which requires medical device companies to begin reporting all compensation, gifts and benefits provided to certain healthcare professionals in 2013; and (iii) the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections.

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

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, the closing price for our stock on the last day of the past four quarters was: $12.59 on December 31, 2011, $17.06 on September 30, 2011, $32.88 on June 30, 2011 and $25.32 on March 31, 2011. Fluctuation in the stock price may occur due to many factors, including:

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.	Properties.

As of December 31, 2011, we operated the following facilities:

Description of Use	Square Footage	Location	Lease Term
Corporate office and training facilities(1)	145,225	San Diego, CA	From 2008 through 2023
Corporate office facilities	62,367	San Diego, CA	From 2004 through 2012
Fulfillment and warehouse operations	100,000	Memphis, TN	Owned
Office and training facilities	63,761	Paramus, NJ	From 2010 through 2020
Office facilities	10,579	Columbia, MD	From 2006 through 2017
Office Facilities	2,073	Puerto Rico	From 2011 to 2014
Office Facilities	2,462	UK	From 2008 to 2013
Office Facilities	210	Japan	From 2009 to 2012
Office Facilities	4,456	Singapore	From 2011 to 2014
Office Facilities	3,712	Australia	From 2009 to 2013
Office Facilities	1,050	Australia	From 2011 to 2015
Office Facilities	1,232	Australia	From 2011 to 2015
Office Facilities	2,700	Germany	From 2009 to 2014
Warehouse	4,683	Germany	From 2010 to 2015
Office Facilities	1,851	Malaysia	From 2011 to 2014

(1)	Our corporate headquarters.

Item 3.	Legal Proceedings.

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

District Court, Southern District of California delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict in favor of NuVasive with respect to one NuVasive patent. Judgment was entered by the Court on September 29, 2011. The jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. Medtronic’s motion for a permanent injunction was denied on January 26, 2012. Additional damages, including interest and potential ongoing royalties may still be awarded, and at December 31, 2011, the Company cannot estimate a range of additional potential loss. A final appealable judgment is expected in the coming months. While the Company intends to timely appeal the unfavorable verdict, in accordance with the authoritative guidance on the evaluation of loss contingencies, during the twelve months ended December 31, 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on future sales at the royalty rates stated in the jury verdict. The $101.2 million is recorded as a separate line item within operating expenses as the split between lost profit and royalty amounts are not known. The Company may be required to secure the amount of the judgment, or an even greater amount at the court’s discretion, during the appeals process or pay a higher royalty rate for the post-verdict time period than was previously determined.

With respect to the favorable verdict delivered regarding the NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at December 31, 2011.

Trademark Infringement Litigation

In September 2009, NMP filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and has consolidated this issue with our appeal of the verdict. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. Any payment of damages will be delayed while the appeals process runs its course, which could take up to two years. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at December 31, 2011, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUVA.” The following table presents the high and low per share sale prices of our common stock during the periods indicated, as reported on NASDAQ.

	High	Low
2010:
First Quarter	$46.83	$26.92
Second Quarter	46.10	35.03
Third Quarter	36.78	29.13
Fourth Quarter	37.87	22.11

2011:
First Quarter	$30.43	$24.37
Second Quarter	34.91	24.91
Third Quarter	34.64	17.05
Fourth Quarter	18.22	11.02

We had approximately 132 stockholders of record as of January 31, 2012. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Pursuant to the terms of an Agreement and Plan of Merger, dated February 8, 2012, under which we acquired intellectual property and the rights to future royalty payments, we issued on such date 153,280 shares of our common stock, par value $0.001 per share (the Peterson Stock Consideration), to the Peterson Family LLC in connection with the acquisition of Old Stage Royalties LLC (the OSR Transaction). The Stock Consideration was issued as partial consideration in the OSR Transaction and equaled the quotient obtained by dividing $2,500,000 by $16.31, the closing sale price of a share of our common stock as reported on the Nasdaq National Market for January 25, 2012, rounded down to the nearest share.

Also, on February 21, 2012, pursuant to the terms of Amendment No 1 to the Consulting Agreement (the Amendment), we issued 161,082 shares of our common stock, par value $0.001 per share (the MIS Stock Consideration) to MIS MAS Ltd in connection with a royalty buyout arrangement. The MIS Stock Consideration was issued as partial consideration in the Amendment and equaled the quotient obtained by dividing $2,500,000 by $15.52, the closing sale price of a share of our common stock as reported on the Nasdaq National Market for February 21, 2012, rounded down to the nearest share.

We did not receive any cash proceeds from the issuance of either the Peterson Stock Consideration or the MIS Stock Consideration (collectively, the Stock Consideration). The Stock Consideration was issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. The Company does not have an obligation, nor does it anticipate, registering the Stock Consideration for resale on a registration statement pursuant to the Securities Act.

We did not receive any cash proceeds from the issuance of either the Peterson Stock Consideration or the MIS Stock Consideration (collectively, the Stock Consideration). The Stock Consideration was issued in reliance upon an exemption from registration under federal securities laws provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, for the issuance and exchange of securities in transactions by an issuer not involving a public offering. The Company does not have an obligation, nor does it anticipate, registering the Stock Consideration for resale on a registration statement pursuant to the Securities Act.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders	8,084,536	(1)	$30.29	1,622,256	(2)
Equity Compensation Plans not approved by stockholders	—		—	—

Total	8,084,536		$30.29	1,622,256

(1) Consists of shares subject to outstanding options and restricted stock units under our 1998 Stock Option/Stock Issuance Plan and our 2004 Equity Incentive Plan.

(2)

Consists of shares available for future issuance under our 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan. As of December 31, 2011, an aggregate of 121,051 shares of common stock were available for issuance under the 2004 Equity Incentive Plan and 1,501,205 shares of common stock were available for issuance under the 2004 Employee Stock Purchase Plan. The 2004 Equity Incentive Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2014, subject to certain limitations, by a number of shares equal to the least of: (1) 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, (2) 4,000,000 shares, or (3) a number of shares set by our Board. The 2004 Employee Stock Purchase Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2014, subject to certain limitations, by a number of shares equal to the least of: (1) 1% of the number of shares of our common stock outstanding on that date, (2) 600,000 shares, or (3) a lesser number of shares determined by our Board.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index over the five year period ending December 31, 2011. The graph assumes that $100 was invested on December 31, 2006 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2011(1)(2)	2010(1)	2009(1)	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$540,506	$478,237	$370,340	$250,082	$154,290
Gross profit	428,395	393,098	309,230	211,074	130,522
Consolidated net (loss) income	(71,021)	76,533	4,437	(27,528)	(11,265)
Net (loss) income attributable to NuVasive, Inc.	(69,849)	78,285	5,808	(27,528)	(11,265)
Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(1.73)	$1.99	$0.16	$(0.77)	$(0.32)
Diluted	$(1.73)	$1.85	$0.15	$(0.77)	$(0.32)

	December 31,
	2011(1)(2)	2010(1)	2009(1)	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$342,223	$229,690	$204,660	$223,361	$89,698
Working capital	384,457	262,795	262,355	256,491	118,188
Total assets	1,123,562	802,029	652,820	487,406	225,687
Senior convertible notes	394,019	230,000	230,000	230,000	—
Other long-term liabilities	17,413	16,821	58,222	24,288	1,119
Noncontrolling interests	10,705	11,877	13,629	—	—
Total stockholders’ equity	494,045	434,355	296,222	187,631	196,578

(1)

Consolidated statement of operations and balance sheet data for the years ended December 31, 2011, 2010 and 2009 includes the results of Progentix Orthobiology, B.V., a variable interest entity which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB).

(2)	Consolidated statement of operations and balance sheet data for the year ended December 31, 2011 include Impulse Monitoring from October 7, 2011, the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company focused on developing minimally disruptive surgical products and procedures for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.0 billion globally in 2012. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as an offering of biologics, cervical, motion preservation products, and Intra-Operative Monitoring (IOM) services. Our spine surgery product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft, (donated human tissue) — Triad ®, and Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, FormaGraft®, a collagen synthetic product used to aid the fusion process, and AttraX®, a synthetic bone graft material, which is still in the process of U.S. regulatory clearance, to aid in spinal fusion. Our recently acquired subsidiary, Impulse Monitoring, Inc. (Impulse Monitoring) provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We dedicate significant resources toward training spine surgeons on our unique technology and products. We continue to train surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs.

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

At various times over the past two years, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and NASS who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, all major insurance companies provide reimbursement for XLIF procedures, including Aetna, CIGNA, Humana, and United Healthcare along with the majority of the Blue Cross Blue Shield Association independently operated member companies, including Health Care Service Corporation (HCSC), the largest non-investor owned member which operates four Blue Cross and Blue Shield Plans in the Midwest and Southwest (Illinois, Oklahoma, Texas, and New Mexico), each of whom has reversed their prior policy of non-coverage. Certain smaller regional carriers may, however, have policies against coverage of XLIF. We cannot offer definitive time frames or final outcomes regarding reversal of the non-coverage policies, as the process is dictated by the third-party insurance providers. To date, we have not experienced significant lack of payment for our procedures based on these policies.

In recent years, we have significantly expanded our product offering relating to procedures in the cervical spine as well as in the area of biologics. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products, and a set of motion preservation product offerings still under development.

We have an active product development pipeline focused on expanding our current fusion product platform as well as products designed to preserve spinal motion.

Revenues.    To date, the majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue for the foreseeable future. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we place our proprietary software-driven nerve monitoring systems, MaXcess® and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We recognize revenue for disposables or implants used upon receiving acknowledgement of a purchase order from the hospital indicating product use or implantation. In addition, we sell an immaterial number of MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems. To date, we have derived less than 5% of our total revenues from these sales.

Additionally, we expect monitoring service revenue from IOM services to increase. Monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report revenues based on the amount expected to be collected.

Sales and Marketing.    Through 2011, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and directly-employed sales shareowners; both selling only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channel. We are continuing our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.

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

Monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report revenues from contracted payers, including Medicare, certain insurance companies and certain managed healthcare plans, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payers is recorded as a contractual allowance to arrive at net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payers and adjust our expected revenues for current and subsequent periods accordingly.

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

Excess and Obsolete Inventory.    We provide an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of disposables and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of goods sold.

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

As a result of the litigation award accrual totaling $101.2 million recorded in the third quarter of 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U.S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of December 31, 2011.

Based on this same evidence and consideration of the state of California’s past and current suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. Accordingly, the income tax benefit reported for the year ended December 31, 2011, includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance.

We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

Valuation of Stock-Based Compensation.    The estimated fair value of stock-based awards exchanged for shareowner (employee) and non-employee director services are expensed over the requisite service period. Option awards issued to non-employees (excluding non-employee directors) are recorded at their fair value as determined in accordance with authoritative guidance, and are periodically revalued as the options vest and are recognized as expense over the related service period.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts.

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

Valuation of Goodwill and Intangible Assets.    Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. Our intangible assets are comprised primarily of acquired technology, in-process research and development, customer relationships, manufacturing know-how, licensed technology, supply agreements, and trade names and trademarks. We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations and asset acquisitions.

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

Authoritative guidance requires that goodwill and intangible assets with indefinite lives be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using its market capitalization as the best evidence of fair value. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. We performed our annual test of goodwill during the fourth quarter of 2011, and have determined there has been no impairment of goodwill through December 31, 2011.

Additionally, we tested our indefinite lived intangible assets for impairment, and as a result of reductions in management’s estimate of total revenue and related cash flows principally due to an updated view of the competitive and regulatory landscape in the cervical market, the carrying value of the IPR&D related to the PCM device exceeded its estimated fair value by $17.6 million. Accordingly, a $17.6 million impairment charge is recorded during the year ended December 31, 2011.

We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, trademarks and trade names, customer relationships and agreements, manufacturing know-how and other intangibles and are amortized on a straight-line basis over their estimated useful lives of two to 20 years. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. During the year ended December 31, 2011, we recorded an impairment charge of $0.6 million related to developed technology acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in management’s revenue estimate and the related decrease to the estimated cash flows for this device.

Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Legal Proceedings.    We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, we record a liability in our consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 11 to the consolidated financial statements included in this Annual Report. While it is not possible to predict the outcome for the matters discussed in Note 11 to the consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.

Property and Equipment.    Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives. Effective January 1, 2011, we changed the estimated useful lives of certain surgical instrument sets that we loan to or place with hospitals from three to four years. If we introduce new products or next-generation products, we may be required to dispose of surgical instrument sets prior to the end of their estimated useful life and/or write off the value or accelerate the depreciation of the these assets. Maintenance and repairs on all property and equipment are expensed as incurred.

Financial Instruments and Fair Value.    Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

As more fully discussed in Notes 1 and 4 to the consolidated financial statements included in this Annual Report, in June 2011, in connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, and recorded an embedded conversion derivative liability and derivative asset. The fair values of these derivatives were determined using an option pricing model based on unobservable inputs and were classified within Level 3. The significant inputs to the model included our stock price, risk free interest rate, bond yield, credit rating, and expected volatility of our stock price. On September 28, 2011, upon obtaining stockholder approval to increase the number of authorized shares of our common stock, in accordance with authoritative literature, the derivative asset and liability were marked to fair value and reclassified to stockholders’ equity.

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

Results of Operations

Revenue

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Spine Surgery Products	$431,567	$387,844	$309,086
Biologics	99,162	90,105	61,254

Monitoring Service	9,777	288	—

Total revenue	$540,506	$478,237	$370,340	$62,269	13%	$107,897	29%

Our spine surgery product line offerings, which include products for the thoracolumbar spine and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel Plus, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion. Our monitoring service line offering includes hospital based revenues and net patient service revenues related to IOM services performed.

The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our XLIF procedure and deeper penetration into existing accounts and our newer international markets as our sales force executes on the strategy of selling the full mix of our products. However, recent changes in payer and hospital behavior in the United States have created less predictability in the lumbar portion of the spine market and impacted the overall spine market’s growth rate. Accordingly, we believe that our growth in revenue in 2012 will primarily come from market share gains related to the market shift toward less invasive spinal surgery and the benefit of an entire fiscal year of revenue from our IOM service business as a result of the Impulse Monitoring acquisition.

Our total revenues increased $62.3 million in 2011 compared to 2010 and $107.9 million in 2010 compared to 2009, representing total revenue growth of 13% and 29%, respectively. Revenue from our Spine Surgery Products increased $43.7 million, or 11%, in 2011 compared to 2010 and $78.8 million, or 25%, in 2010 compared to 2009. Revenue from Biologics increased $9.1 million, or 10%, in 2011 compared to 2010 and $28.9 million, or 47%, in 2010 compared to 2009. Revenue from Monitoring Services increased $9.5 million, in 2011 compared to 2010, and $0.3 million from zero in 2010 compared to 2009. Total revenues were impacted by small unfavorable changes in price of approximately 1.7% in both 2011 and 2010 as compared to prior years.

Cost of Goods Sold, excluding amortization of purchased technology

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of Goods Sold	$112,111	$85,139	$61,110	$26,972	32%	$24,029	39%
% of total revenue	21%	18%	17%

Cost of goods sold consists of costs of purchased goods, inventory-related costs and royalty expense as well as the cost of providing IOM service which includes personnel and physician oversight costs.

Cost of goods sold as a percentage of revenue increased in 2011 over 2010 primarily from an increase in excess and obsolete inventory reserves, from continued shifts in the geographic mix and from estimated royalty expense accruals associated with the recent judgment in the Medtronic litigation. Cost of goods sold as a percentage of revenue increased slightly in 2010 over 2009, primarily from the greater contributions to revenue from our lower margin biologics product line, lower margin international businesses and mix shifting within the remainder of the domestic product portfolio.

We expect cost of goods sold, as a percentage of revenue, to increase slightly in 2012 primarily due to the acquisition of Impulse Monitoring, as well as estimated on-going royalty expense accruals related to the Medtronic litigation.

Operating Expenses

Sales, Marketing and Administrative

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Sales, Marketing and Administrative	$346,757	$312,122	$254,997	$34,635	11%	$57,125	22%
% of total revenue	64%	65%	69%

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

The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including: expenses that tend to vary based on revenue such as commissions, depreciation expense for surgical instrument sets, worldwide sales force headcount and shipping; expenses associated with investments in our worldwide infrastructure such as operating systems and real estate; legal expenses; and non-sales related headcount growth, offset by the decrease in depreciation expense due to the change in useful life of certain surgical instrument sets. As a percentage of revenue, sales, marketing and administrative expenses decreased in 2011 and 2010 compared to the prior years principally as a result of increased operating leverage in our expenses, as well as lower legal expenses incurred on non-Medtronic related litigation, relative to the 13% and 29% growth in revenue in 2011 and 2010, respectively, compared to the prior years.

Excluding the impact resulting from a change in an accounting estimate related to the useful life of certain surgical instrument sets in 2011, costs that tend to vary based on revenue increased $16.4 million and $39.2 million in 2011 and 2010, respectively, compared to the prior years. In 2011 as compared to 2010, the increases are slightly less than our increased revenue growth of approximately 13%, and in 2010 as compared to

2009, the increases are consistent with our increased revenue growth of approximately 29%. Effective January 1, 2011, we changed the useful life of certain surgical instrument sets from three to four years. This change, which was accounted for as a change in accounting estimate, resulted in approximately $5.9 million less depreciation expense for the year ended December 31, 2011 than would have been recorded had the useful life of these assets not been extended.

Compensation and other shareowner related expenses for our marketing and administrative support functions increased $12.0 million in 2011 compared to 2010. This increase is due to increased compensation and other shareowner related expenses resulting from additions to our headcount. Compensation and other shareowner related expenses for our marketing and administrative support functions increased $5.4 million in 2010 compared to 2009 as increased compensation and other shareowner related expenses resulting from additions to our headcount were more than offset by a decrease in performance-based compensation. Stock-based compensation increased $4.6 million and $5.4 million in 2011 and 2010, respectively, compared to prior years, primarily related to an increase in stock-based awards granted to shareowners associated with the continued increase in headcount.

Acquisition-related costs increased $2.0 million in 2011 as compared to 2010 primarily attributable to changes in the contingent consideration liabilities incurred in 2011 and expenses incurred in connection with our 2011 acquisition of Impulse Monitoring. Acquisition-related costs decreased $2.7 million in 2010 as compared to 2009 primarily attributable to expenses incurred in connection with our investment in Progentix and acquisition of Cervitech in 2009.

In addition to the items discussed above, legal expenses decreased $0.8 million in 2011 as compared to 2010; however, expenses incurred in 2010 in connection with the defense of the NeuroVision trademark infringement litigation were offset by increased expenses incurred in connection with the Medtronic litigation during 2011. Legal expenses increased $6.3 million in 2010 as compared to 2009 resulting primarily from increased non-Medtronic related litigation and legal activity including our offensive actions to protect our intellectual property and defense costs incurred in connection with the NeuroVision trademark infringement litigation. These increased expenses were partially offset by the recovery of an international receivable in the amount of $1.5 million in 2010 which had previously been reserved for in 2009, for which no comparable reduction in expenses occurred during the same period in 2011.

During 2009, due to continued growth, we decided to reoccupy the former corporate headquarters facility for which lease termination and other costs totaling approximately $4.8 million had been recorded in 2008. Accordingly, in 2009, the remaining liability related to lease termination costs of $2.0 million was reversed and recorded as a reduction of sales, marketing, and administrative expenses.

On a long-term basis, as a percentage of revenue, we expect total sales, marketing and administrative costs to continue to decrease moderately over time.

Research and Development

	Year Ended December 31,			2011 to 2010		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Research and Development	$40,703	$43,479	$37,581	$(2,776)	(6)%	$5,898	16%
% of total revenue	8%	9%	10%

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner related expenses.

In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, expanded our offering of cervical products, and moved closer to entering into the growing motion preservation market. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications, which are currently in different phases of clinical trials and related studies. We anticipate continuing to incur costs related to such clinical trials and studies through at least 2012.

Compensation and other shareowner related expenses increased $0.9 million in 2011 compared to 2010, which includes expenses totaling $0.3 million recorded in the year ended December 31, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses, and $1.7 million in 2010 compared to 2009. These increases are primarily due to increased compensation and other shareowner related expenses resulting from additions to our headcount to support our product development and enhancement efforts, offset by a decrease in performance-based compensation.

In addition, expenses related to ongoing clinical trial and study related activities designed to demonstrate the value of our emerging and existing technologies decreased $1.9 million in 2011 and increased $2.4 million in 2010, respectively, compared to the prior years. Additionally, expenses increased $2.0 million in 2010 as compared to 2009 as a result of expenses incurred in connection with a supply agreement related to AttraX, the product being developed by Progentix, with no comparative expense incurred during 2011.

For the foreseeable future, as a percentage of revenue, we expect total research and development costs to remain consistent in support of our ongoing development and planned clinical trial and study related activities.

Intangible Asset Impairment Charge

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Intangible Asset Impairment Charge	$18,167	$—	$—	$18,167	100%	$—	—%
% of total revenue	3%	—%	—%

Intangible asset impairment charge represents the write down of certain intangible assets to fair value. During the fourth quarter of 2011, we recorded $18.2 million of impairment charges related to intangible assets acquired from Cervitech in 2009.

Amortization of Intangible Assets

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Amortization of Intangible Assets	$6,609	$5,407	$5,335	$1,202	22%	$72	1%
% of total revenue	1%	1%	1%

Amortization of intangible assets relates to amortization of finite-lived intangible assets acquired. Amortization expense increased $1.2 million in 2011 as compared to 2010 due to additional intangible assets acquired in 2011, and remained relatively constant in 2010 as compared to 2009.

We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.

Litigation Award

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Litigation Award	$101,200	$—	$—	$101,200	100%	$—	—%
% of total revenue	19%	—%	—%

Litigation award expenses represent the monetary damages awarded to Medtronic during September 2011 which includes lost profits and back royalties.

Interest and Other Expense, Net

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest income	$832	$760	$1,507
Interest expense	(17,933)	(6,672)	(7,116)
Other income (expense), net	2,078	(264)	461

Total interest and other expense, net	$(15,023)	$(6,176)	$(5,148)	$8,847	143%	$1,028	20%
% of total revenue	(3)%	(1)%	(1)%

Interest and other expense, net, consists principally of interest expense incurred on our outstanding $476.8 million Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. The $8.8 million net increase in total interest and other expense in 2011 as compared to 2010 is principally due to an increase of $11.3 million in interest expense, partially offset by an increase in other income of approximately $2.3 million. The $11.3 million increase in interest expense in 2011 resulted primarily from additional cash and non-cash interest expense associated with the 2017 Notes offering which closed on June 28, 2011. The $2.3 million increase in other income resulted from a $2.4 million net non-cash gain recorded during 2011 related to the changes in the fair values of the derivative asset and liability recorded in connection with the 2017 Notes offering. The $1.0 million net change in total interest and other expense in 2010 as compared to 2009 is principally due to a decrease of $0.7 million in interest income due to lower interest rates in 2010.

Interest and other expense, net, is expected to increase in the foreseeable future as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering.

Income Tax (Benefit) Expense

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income Tax (Benefit) Expense	$(29,043)	$(50,619)	$1,732	$21,576	43%	$(52,351)	(3023)%
Effective income tax (benefit) rate	(29)%	(195)%	28%

The effective income tax benefit rate for 2011 was 29% compared to an effective benefit rate of 195% in 2010. As a result of the litigation award accrual totaling $101.2 million recorded in 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U. S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of December 31, 2011.

Based on this same evidence and consideration of the state of California’s past and current suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. Accordingly, the income tax benefit reported for the 2011, includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance.

In addition, certain future tax deductions will no longer be realized as a result of the repurchase of $155.7 million of our 2013 Notes. Accordingly, the income tax benefit for 2011 includes a charge totaling $1.8 million, representing the write off of deferred tax assets associated with these future deductions.

Excluding the impact of the establishment of the $4.8 million valuation allowance on our California deferred tax assets, the effective income tax rate for 2011 would have differed from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, and non-deductible stock award compensation.

The 195% income tax benefit for 2010 includes federal, state and foreign income tax expense, offset by the reversal of a valuation allowance totaling $55.7 million. We generated pre-tax book income in both 2010 and 2009. As a result of this positive earnings trend, three years of cumulative profits and projected future taxable income, we determined that it was more likely than not that our domestic deferred tax assets would be realized and, accordingly, we reversed a valuation allowance totaling approximately $72.7 million that was recorded against these deferred tax assets ($17.0 million of the reversal resulted in a benefit recorded to additional paid in capital). Excluding the impact of this reversal of the valuation allowance, the effective income tax rate for 2010 would have differed from the U.S. federal statutory rate of 35% due to state income taxes, net of federal benefit, and non-deductible stock award compensation in 2010.

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

Stock-Based Compensation

The compensation expense that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Year Ended December 31,			2010 to 2011		2009 to 2010
	2011	2010	2009	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Stock-Based Compensation
Sales, Marketing & Administrative	$29,583	$24,945	$19,549
Research & Development	2,487	3,280	4,244

Total Stock-Based Compensation	$32,070	$28,225	$23,793	$3,845	14%	$4,432	19%

% of total revenue	6%	6%	6%

Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The increase in stock-based compensation of approximately $3.8 million in 2011 as compared to 2010 and $4.4 million in 2010 as compared 2009, can be primarily attributed to an increase in the number of awards due to increased headcount year over year for all years presented.

As of December 31, 2011, there was approximately $9.6 million and $15.1 million of unrecognized compensation expense for stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.6 years and 3.0 years, respectively. In addition, as of December 31, 2011, there was $3.9 million of unrecognized compensation expense for shares expected to be issued under the Employee Stock Purchase Plan which is expected to be recognized through October 2013.

Business Combinations and Asset Acquisitions

Acquisition of Impulse Monitoring, Inc.    In October 2011, we completed the purchase of all of the outstanding shares of Impulse Monitoring for an initial payment of approximately $79.7 million consisting of cash totaling approximately $40.5 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of Impulse Monitoring. Impulse Monitoring, a company headquartered in Maryland, is a leading provider of outsourced IOM services to hospitals and became a wholly owned subsidiary of the Company upon completion of the acquisition. Of the total estimated purchase price of $79.7 million, $56.3 million was allocated to goodwill based on management’s initial valuation of the fair value of the assets acquired and liabilities assumed on the date of acquisition.

Investment in Progentix Orthobiology, B.V.    On January 13, 2009, we completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement. NuVasive, Progentix and the Progentix Shareholders also entered into an Option Purchase Agreement dated January 13, 2009 (the Option Agreement), whereby (i) the Progentix Shareholders have two separate rights, upon the achievement of pre-defined development milestones by Progentix or sales milestones by us, to cause us to purchase the remaining sixty percent (60%) of capital stock of Progentix (Remaining Shares) at pre-defined prices (the Put Options), and (ii) we have the right, upon the occurrence of pre-defined events, to purchase the remaining sixty percent (60%) of capital stock of Progentix (the Call Option). We also entered into a Distribution Agreement with Progentix dated January 13, 2009, whereby Progentix appointed us as its exclusive distributor for certain Progentix products.

In accordance with authoritative guidance issued by the FASB, we determined that Progentix is a variable interest entity and that we are the primary beneficiary. Accordingly, the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the initial investment. The equity interests in Progentix not owned by us are reported as noncontrolling interests on our consolidated balance sheet. Losses incurred by Progentix are charged to us and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between us, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit in the consolidated financial statements as a redeemable noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity.

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

During the fourth quarter of 2011, we determined that the carrying value of the IPR&D and developed technology related to the PCM device acquired from Cervitech exceeded its estimated fair value by $18.2 million. Accordingly, an impairment charge was recorded.

These transactions and their impact to our consolidated statement of financial position and results of operations are fully described in Note 2 to the consolidated financial statements included in this Annual Report.

Liquidity, Cash Flows and Capital Resources

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financings issued in March 2008 and June 2011.

In March 2008, we issued $230.0 million principal amount of 2.25% Senior Convertible Notes due 2013 (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. During the year ended December 31, 2011, we repurchased approximately $155.7 million of the 2013 Notes. At December 31, 2011, approximately $74.3 million of the 2013 Notes remain outstanding. Any 2013 Notes not converted prior to March 15, 2013, the maturity date, will be paid in cash.

In June 2011, we issued $402.5 million principal amount of the 2.75% Convertible Senior Notes due 2017 (the 2017 Notes), which includes the issuance of $52.5 million principal amount upon the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, solely at our election. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012.

As more fully discussed in Note 11 to the consolidated financial statements included in this Annual Report, we were required to escrow funds to secure the recent $60.0 million judgment against us in connection with the NeuroVision trademark infringement litigation. On June 16, 2011, we entered into an escrow arrangement and transferred $62.5 million of cash and investments, representing the $60.0 million judgment amount, plus interest, attorneys’ fees and costs, into a restricted escrow account. These funds are included in restricted cash and investments in our December 31, 2011 consolidated balance sheet.

Additionally, in connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. While we intend to appeal the verdict, we may be required to secure the amount of the judgment, or an even greater amount at the court’s discretion, during the appeals process or pay a higher royalty rate for the post-verdict time period than was previously determined, which could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash, cash equivalents and marketable securities was $342.2 million and $229.7 million at December 31, 2011 and 2010, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and the expenditures associated with possible future acquisitions or other business combination transactions.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,			2011 to 2010	2009 to 2010
	2011	2010	2009	$ Change	$ Change
Cash provided by operating activities	$62,965	$65,827	$46,419	$(2,862)	$19,408
Cash used in investing activities	(201,724)	(45,795)	(127,903)	(155,929)	82,108
Cash provided by financing activities	209,879	7,082	14,458	202,797	(7,376)
Effect of exchange rate changes on cash	(225)	70	121	(295)	(51)

Increase (decrease) in cash and cash equivalents	$70,895	$27,184	$(66,905)	$43,711	$94,089

Cash flows from operating activities

Cash provided by operating activities was $63.0 million in 2011, compared to $65.8 million in 2010. The $2.9 million decrease in cash provided by operating activities in 2011 as compared to 2010 is primarily due to an increase in amounts paid for other current assets, including an overpayment of $11.2 million, which was refunded in January 2012, and increased payments related to accounts payable and accrued liabilities, offset by improved collections from accounts receivable. Cash provided by operating activities increased $19.4 million in 2010 as compared with 2009 primarily due to improvement in our profitability profile and an increase in non-cash expenses of depreciation, amortization and stock-based compensation. These increases were partially offset by the non-cash benefit resulting from the reversal of the valuation allowance on our domestic deferred tax assets.

Cash flows used in investing activities

Cash used in investing activities was $201.7 million in 2011, compared to $45.8 million in 2010. The $155.9 million increase in cash used in investing activities in 2011 as compared to 2010 is primarily due to an increase in our net purchases of marketable securities of $102.3 million, an increase in cash used related to the acquisition of Impulse Monitoring of $35.4 million, net of cash acquired, and increased purchases of surgical instrument sets which are deployed to support our increasing revenue volume. Cash used in investing activities decreased $82.1 million in 2010 as compared with 2009 primarily due to a decrease in cash used for acquisitions and investments in 2010 compared to 2009 as the acquisition of Cervitech, Inc. and our investment in Progentix were completed in 2009 with no comparable investments in 2010, and a net decrease in our investing activities. These decreases in spending were offset by increased purchases of surgical instrument sets, which are deployed to support our increasing revenue volume, and increased expenditures in infrastructure related to the addition of our New York facility and expansion of our Memphis facility.

Cash flows from financing activities

Cash provided by financing activities was $209.9 million in 2011, compared to $7.1 million in 2010. The $202.8 million increase in cash provided by financing activities in 2011 as compared to 2010 is primarily due to net proceeds totaling approximately $359.2 million from the issuance of 2017 Notes on June 28, 2011, offset by the repurchase of $154.2 million of our outstanding 2013 Notes. Cash provided by financing activities decreased $7.4 million in 2010 as compared to 2009 primarily due to an increase in cash used for long-term other assets (primarily cash used as collateral for letters of credit), partially offset by an increase in proceeds from the issuance of common stock.

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our 2013 Notes and 2017 Notes (the Senior Convertible Notes), operating leases and other contractual obligations. The following summarizes our long-term contractual obligations and commitments as of December 31, 2011 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Senior Convertible Notes(1)	$539,650	$12,741	$96,783	$22,137	$407,989
Operating leases	89,645	9,635	16,415	15,161	48,434
Capital leases	1,553	563	987	3	—
Royalty obligations	600	120	240	240	—
Clinical advisory agreements	329	69	130	130	—
Supply agreements	24,900	7,400	17,500	—	—

Total	$656,677	$30,528	$132,055	$37,671	$456,423

(1)	See Note 6 to the consolidated financial statements included in this Annual Report for further discussion of the terms of the Senior Convertible Notes.

The following obligations and commitments are not included in the table above:

In connection with the 2005 acquisition of RSB Spine LLC, we are contingently obligated to make additional consideration payments over a period of 12 years based upon sales of the products derived from Smart Plate®, Gradient CLP™ and related technology.

In connection with the investment in Progentix, we are contingently obligated to make additional payments of up to $24.0 million.

In connection with the acquisition of Cervitech, we are contingently obligated to make an additional payment up to $33.0 million upon FDA approval of the PCM device. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at our discretion.

In connection with several purchase agreements, we are contingently obligated to make additional payments up to $5.9 million primarily upon the achievement of specified milestones.

We have not included an amount related to uncertain tax benefits or liabilities in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. As of December 31, 2011, the liability included in the consolidated balance sheets related to tax uncertainties is immaterial.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Risk.    Our exposure to interest rate risk at December 31, 2011 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2011, we do not hold any material asset-backed investment securities and in 2011, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2011, a change of 10 percent in interest rates, assuming the amount of our investment portfolio remains constant, would not have a material effect on interest expense. Further, this analysis does not consider the effect of the change in the level of the overall economic activity that could exist in such an environment.

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

The following table presents the carrying value and related weighted-average rate of return for our investment portfolio as of December 31, 2011 (dollars in thousands):

	Carrying Value	Weighted Average Rate of Return
Money market funds	$121,666	0.1%
Certificates of deposit	526	0.5%
Corporate notes	21,168	0.1%
Commercial paper	5,000	—%
U.S. government treasury securities	44,168	0.1%
Securities of government-sponsored entities	170,801	—%

Total interest bearing instruments	$363,329

As of December 31, 2011, the stated maturities of our investments are $191.6 million within one year and $50.1 million from one to two years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

Market Price Sensitive Instruments.    In order to reduce the potential equity dilution, we entered into convertible note hedge transactions (the Hedges) in connection with the issuance of the Senior Convertible Notes entitling us to purchase our common stock. Upon conversion of our Senior Convertible Notes, the Hedges are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Hedges. We also entered into warrant transactions with the counterparties of the Hedges entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. These transactions are more fully discussed in Note 6 to the consolidated financial statements.

Foreign Currency Exchange Risk.    We have operated mainly in the United States of America, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have assessed that we do not have any material exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, the australian dollar and the yen, could adversely affect our financial results.

Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between NuVasive, Inc., our U.S. entity, and our foreign subsidiaries, are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the consolidated statement of operations.

We do not currently engage in hedging activities with respect to our foreign currency exchange risk.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of December 31, 2011. Based on such evaluation, our management has concluded as of December 31, 2011, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NuVasive, Inc.

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NuVasive, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of NuVasive, Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 24, 2012

Item 9B. Other	Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its annual meeting of stockholders to be held on May 24, 2012, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

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

(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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
2.1†

Share Purchase Agreement, by and among NuVasive, Inc. and the stockholders of Cervitech, Inc., as listed therein, dated April 22, 2009 (incorporated by reference to our Registration Statement on Form S-3 (File No. 333-159098) filed with the Commission on May 8, 2009)

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

4.1

Indenture, dated March 7, 2008, between the NuVasive Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.2	Form of 2.25% Convertible Senior Note due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.3

Registration Rights Agreement, dated March 7, 2007, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.4	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)

10.1#	2004 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Commission on April 11, 2007)

10.2#	Amendment to 2004 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 4, 2011)

10.3#

Form of Stock Option Award Notice under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.4#

Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004).

10.5#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

Exhibit Number	Description
10.6#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.7#	Amendment No. 1 to 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)

10.8#	Amendment No. 2 and Amendment No. 3 to 2004 Employee Stock Purchase Plan (filed herewith)

10.9#

Executive Employment Agreement, dated as of January 2, 2011, by and between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 2, 2011)

10.10#

Form of Compensation Letter Agreement dated March 4, 2011 between NuVasive, Inc. and each of the following: Keith C. Valentine, Patrick Miles, Jason M. Hannon, Michael J. Lambert, Jeffrey P. Rydin, Tyler P. Lipschultz and Craig E. Hunsaker (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)

10.11#

Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.12	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004)

10.13#	Non-Employee Director Cash Compensation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 5, 2011)

10.14#

Summary of the 2012 Long Term Incentive Plan and the 2012 Executive Performance Bonus Plan for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 16, 2012)

10.15

Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on November 8, 2007)

10.16

Purchase Agreement, dated March 3, 2008, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.17

Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18

Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.19

Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.20

Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

Exhibit Number	Description
10.21

Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.22

Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.23

Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.24

Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.25

Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.26	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.27	Form of 2.75% Convertible Senior Note due 2017 (included in Exhibit 10.23)

10.28

Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.29

Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.30

Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.31

Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.32

Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.33

Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.34

Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.35

Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

Exhibit Number	Description
10.36†

Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.37†

Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.38†

Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.39

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

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012, and copies of the form of proxy to be used for such Annual Meeting, will be furnished to the SEC prior to the time they are distributed to the Registrant’s Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

Date: February 24, 2012	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2012	By: /s/ Michael J. Lambert
Michael J. Lambert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexis V. Lukianov and Michael Lambert, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexis V. Lukianov Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2012

/s/ Michael J. Lambert Michael J. Lambert	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012

/s/ Jack R. Blair Jack R. Blair	Director	February 24, 2012

/s/ Peter C. Farrell Peter C. Farrell	Director	February 24, 2012

/s/ Robert J. Hunt Robert J. Hunt	Director	February 24, 2012

/s/ Lesley H. Howe Lesley H. Howe	Director	February 24, 2012

Signature	Title	Date

/s/ Eileen M. More Eileen M. More	Director	February 24, 2012

/s/ Richard W. Treharne Richard W. Treharne	Director	February 24, 2012

/s/ Peter M. Leddy Peter M. Leddy	Director	February 24, 2012

NUVASIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NuVasive, Inc.

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuVasive, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 24, 2012

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$163,492	$92,597
Short-term marketable securities	146,228	86,458
Accounts receivable, net of allowances of $3,430 and $2,573, respectively	88,350	74,361
Inventory	119,313	107,577
Deferred tax assets	54,550	4,425
Prepaid expenses and other current assets	19,904	6,353

Total current assets	591,837	371,771
Property and equipment, net	124,754	102,165
Long-term marketable securities	32,503	50,635
Intangible assets, net	108,140	107,121
Goodwill	159,349	103,070
Deferred tax assets, non-current	19,857	52,033
Restricted cash and investments	68,600	5,529
Other assets	18,522	9,705

Total assets	$1,123,562	$802,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,744	$58,995
Accrued payroll and related expenses	22,215	17,266
Litigation liability	101,200	—
Acquisition-related liabilities	32,221	32,715

Total current liabilities	207,380	108,976
Senior Convertible Notes	394,019	230,000
Long-term acquisition-related liabilities	—	326
Deferred tax liabilities	3,952	3,685
Other long-term liabilities	13,461	12,810
Commitments and contingencies
Noncontrolling interests	10,705	11,877
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 and 70,000 shares authorized at December 31, 2011 and 2010, respectively, 42,455 and 39,528 issued and outstanding at December 31, 2011 and 2010, respectively	42	40
Additional paid-in capital	674,790	545,114
Accumulated other comprehensive income	477	616
Accumulated deficit	(181,264)	(111,415)

Total stockholders’ equity	494,045	434,355

Total liabilities and stockholders’ equity	$1,123,562	$802,029

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue	$540,506	$478,237	$370,340
Cost of goods sold (excluding amortization of purchased technology)	112,111	85,139	61,110

Gross profit	428,395	393,098	309,230
Operating expenses:
Sales, marketing and administrative	346,757	312,122	254,997
Research and development	40,703	43,479	37,581
Amortization of intangible assets	6,609	5,407	5,335
Intangible asset impairment charge	18,167	—	—
Litigation award	101,200	—	—

Total operating expenses	513,436	361,008	297,913
Interest and other expense, net:
Interest income	832	760	1,507
Interest expense	(17,933)	(6,672)	(7,116)
Other income (expense), net	2,078	(264)	461

Total interest and other expense, net	(15,023)	(6,176)	(5,148)

(Loss) income before income taxes	(100,064)	25,914	6,169
Income tax (benefit) expense	(29,043)	(50,619)	1,732

Consolidated net (loss) income	$(71,021)	$76,533	$4,437

Net loss attributable to noncontrolling interests	$(1,172)	$(1,752)	$(1,371)

Net (loss) income attributable to NuVasive, Inc.	$(69,849)	$78,285	$5,808

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(1.73)	$1.99	$0.16

Diluted	$(1.73)	$1.85	$0.15

Weighted average shares outstanding:
Basic	40,372	39,251	37,426

Diluted	40,372	45,514	38,751

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2008	36,310	$36	$383,293	$(190)	$(195,508)	$187,631
Issuance of common stock under employee and director stock option and purchase plans	824	1	12,555	—	—	12,556
Issuance of common stock in connection with acquisitions	1,640	2	64,214	—	—	64,216
Stock-based compensation expense	—	—	23,793	—	—	23,793
Tax benefits related to stock-based compensation awards	—	—	1,902	—	—	1,902
Comprehensive income:
Unrealized loss on marketable securities, net	—	—	—	(494)	—	(494)
Foreign currency translation	—	—	—	810	—	810
Net income attributable to NuVasive, Inc.	—	—	—	—	5,808	5,808

Comprehensive income attributable to NuVasive, Inc.						6,124

Balance at December 31, 2009	38,774	39	485,757	126	(189,700)	296,222
Issuance of common stock under employee and director stock option and purchase plans	754	1	14,830	—	—	14,831
Stock-based compensation expense	—	—	28,225	—	—	28,225
Reversal of valuation allowance related to original issue discount, net	—	—	16,116	—	—	16,116
Tax benefits related to stock-based compensation awards	—	—	186	—	—	186
Comprehensive income:
Unrealized loss on marketable securities, net	—	—	—	(6)	—	(6)
Foreign currency translation	—	—	—	496	—	496
Net income attributable to NuVasive, Inc.	—	—	—	—	78,285	78,285

Comprehensive income attributable to NuVasive, Inc.						78,775

Balance at December 31, 2010	39,528	40	545,114	616	(111,415)	434,355
Issuance of common stock under employee and director stock option and purchase plans	591	—	6,852	—	—	6,852
Issuance of common stock in connection with acquisitions	2,336	2	39,246	—	—	39,248
Stock-based compensation expense	—	—	32,070	—	—	32,070
Sale of warrants	—	—	47,898	—	—	47,898
Equity component of Senior Convertible Notes	—	—	49,390	—	—	49,390
Convertible Note Hedge, net	—	—	(46,243)	—	—	(46,243)
Tax benefits related to stock-based compensation awards	—	—	463	—	—	463
Comprehensive income:
Unrealized gain on marketable securities, net	—	—	—	60	—	60
Foreign currency translation	—	—	—	(199)	—	(199)
Net loss attributable to NuVasive, Inc.	—	—	—	—	(69,849)	(69,849)

Comprehensive loss attributable to NuVasive, Inc.						(69,988)

Balance at December 31, 2011	42,455	$42	$674,790	$477	$(181,264)	$494,045

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Consolidated net (loss) income	$(71,021)	$76,533	$4,437
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,242	36,737	29,841
Deferred income tax benefit	(30,967)	(53,664)	—
Amortization of debt discount	6,108	—	—
Amortization of debt issuance costs	1,816	1,493	1,493
Stock-based compensation	32,070	28,225	23,793
Intangible asset impairment charge	18,167	—	—
Loss on repurchase of Senior Convertible Notes, net	332	—	—
Gain recognized on change in fair value of derivatives	(2,387)	—	—
Lease abandonment (reversal)	—	—	(1,997)
Allowance for doubtful accounts and sales return reserve	1,345	(995)	2,211
Allowance for excess and obsolete inventory, net of write-offs	6,028	1,607	2,297
Accretion of contingent consideration	980	962	5
Other non-cash adjustments	5,247	3,844	1,861
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,929)	(17,865)	(7,828)
Inventory	(17,170)	(18,664)	(23,133)
Prepaid expenses and other current assets	(14,396)	(2,105)	6
Accounts payable and accrued liabilities	(3,385)	11,596	5,932
Litigation liability	101,200	—	—
Accrued payroll and related expenses	2,685	(1,877)	7,501

Net cash provided by operating activities	62,965	65,827	46,419
Investing activities:
Cash paid for acquisitions and investments	(35,375)	(973)	(46,055)
Purchases of property and equipment	(53,370)	(45,846)	(32,878)
Purchases of marketable securities	(253,210)	(203,415)	(157,278)
Sales of marketable securities	151,966	204,439	108,308
Purchases of restricted investments	(4,536)	—	—
Payment for specific rights in connection with supply agreement, net of refund received	(5,000)	—	—
Other assets	(2,199)	—	—

Net cash used in investing activities	(201,724)	(45,795)	(127,903)
Financing activities:
Proceeds from the sale of warrants	47,898	—	—
Proceeds from the issuance of convertible debt, net of issuance costs	391,445	—	—
Purchase of convertible note hedges	(80,097)	—	—
Repurchase of 2013 Senior Convertible Notes	(154,164)	—	—
Tax benefits related to stock-based compensation awards	463	186	1,902
Proceeds from the issuance of common stock	6,852	14,831	12,556
Payment of contingent consideration	(1,800)	—	—
Other assets	(718)	(7,935)	—

Net cash provided by financing activities	209,879	7,082	14,458
Effect of exchange rate changes on cash	(225)	70	121

Increase (decrease) in cash and cash equivalents	70,895	27,184	(66,905)
Cash and cash equivalents at beginning of year	92,597	65,413	132,318

Cash and cash equivalents at end of year	$163,492	$92,597	$65,413

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with acquisitions	$39,248	$—	$64,216

Acquisition of property and equipment under capital leases	$1,386	$—	$—

Supplemental cash flow information:
Interest paid	$9,466	$5,175	$5,175

Income taxes paid	$2,082	$1,133	$798

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business.    NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997. The Company is focused on developing minimally disruptive surgical products and procedures for the spine. The Company began commercializing its products in 2001. Its currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics. Its principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as an offering of biologics, cervical, motion preservation products, and Intra-Operative Monitoring (IOM) services. In the spine surgery market, the Company’s currently-marketed products are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

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

On October 7, 2011, the Company completed the acquisition of Impulse Monitoring, Inc. (Impulse Monitoring), a company which provides IOM services for insight into the nervous system during spine and other surgeries. The acquisition complements the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF® procedure more safe and reproducible.

Basis of Presentation and Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Additionally, the consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011 include the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB).

As a result of the October 2011 acquisition of Impulse Monitoring, the Company maintains a contractual relationship with several physician practices (PCs) whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs. As of December 31, 2011, the associated PCs are American Neuromonitoring Associates, P.C.; Pacific Neuromonitoring Associates, Inc.; Keystone Neuromonitoring Associates, P.C.; North Pacific Neuromonitoring Associates, P.C.; and Midwest Neuromonitoring Associates, Inc. Under the management services agreements, the Company provides all non-medical services to the PCs in return for a management fee that is settled on a monthly basis. The management services include management reporting, billing and collections of all charges for medical services provided and all administrative support to the PCs. Pursuant to existing guidance issued by the FASB, these represent variable interest entities for which the Company is the primary beneficiary, and the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition.

All significant intercompany balances and transactions have been eliminated in consolidation.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments.    The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued expenses, Senior Convertible Notes, and the derivative asset and liability related to its Senior Convertible Notes.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The estimated fair value of the Senior Convertible Notes is determined by using available market information as of December 31, 2011.

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

During the year ended December 31, 2011, the Company recognized non-cash income of approximately $2.4 million related to the net change in the fair values of the derivative liability and asset. This $2.4 million consists of a $39.5 million gain related to the change in the fair value of the derivative liability and a loss of $37.1 million related to the change in the fair value of the derivative asset. Gains and losses are included as a component of other income (expense), net.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents.    The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities.    The Company defines marketable securities as income yielding securities that can be readily converted into cash. Marketable securities consist of certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities, and securities of government-sponsored entities.

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

Monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain managed healthcare plans, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payers is recorded as a contractual allowance to arrive at net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. In each reporting period, the Company reviews the historical collection experience for non-contracted payers and adjusts the expected revenues for current and subsequent periods accordingly.

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

In addition, the Company establishes a reserve for estimated sales return that is recorded as a reduction to revenue. This reserve is maintained to account for the future return of products sold in the current period. Product returns were not material for the years ended December 31, 2011, 2010 and 2009.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory.    Inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. Approximately $12.2 million and $9.1 million of inventory was held at consigned locations at December 31, 2011 and 2010, respectively. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items. At December 31, 2011 and 2010, the balance of the allowance for excess and obsolete inventory is $12.7 million and $6.7 million, respectively.

Goodwill and Intangible Assets.    Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. Goodwill and indefinite lived intangible assets, which consists of in-process research and development acquired, are not amortized. The Company assesses goodwill and indefinite lived intangible assets for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting units using its market capitalization as the best evidence of fair value. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the years ended December 31, 2011, 2010, and 2009, the Company did not record any impairment charges related to goodwill.

During the year ended December 31, 2011, the Company recorded an impairment charge of $17.6 million related to in-process research and development recorded for the PCM® device acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in management’s revenue estimate for this device, and the related decrease to the estimated cash flows identified with the impaired assets.

Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, such as acquired technology, customer relationships, manufacturing know-how, licensed technology, supply agreements and certain trade names and trademarks, are amortized on a straight-line basis over their estimated useful life, ranging from two to seventeen years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Shipment Costs.    Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented. Product shipment costs are included in sales, marketing and administrative expense in the accompanying consolidated statements of operations and were $18.8 million, $16.6 million, and $11.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Net Income (Loss) Per Share.    The Company computes basic net (loss) income per share using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units, warrants and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed conversion of the Senior Convertible Notes were included in the diluted net (loss) income calculation for the years ended December 31, 2011 and 2009 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net (loss) income calculation for all years presented because the inclusion of such shares would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net (loss) income attributable to NuVasive, Inc.	$(69,849)	$78,285	$5,808
Income impact of assumed conversion of Senior Convertible Notes outstanding	—	5,969	—

Net (loss) income available to NuVasive, Inc.’s common stockholders	$(69,849)	$84,254	$5,808

Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	40,372	39,251	37,426
Dilutive potential common stock outstanding:
Stock options and ESPP	—	944	1,280
Restricted stock units	—	178	45
Dilutive effect of assumed conversion of Senior Convertible Notes outstanding	—	5,141	—

Weighted average common shares outstanding for diluted	40,372	45,514	38,751

Basic net (loss) income per share attributable to NuVasive, Inc.	$(1.73)	$1.99	$0.16

Diluted net (loss) income per share attributable to NuVasive, Inc.	$(1.73)	$1.85	$0.15

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock Options and RSUs	8,091	4,100	3,123
Warrants	10,009	5,141	5,141
Senior Convertible Notes	8,948	—	5,141

Total	27,048	9,241	13,405

Comprehensive (Loss) Income.    Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The Company has disclosed comprehensive (loss) income as a component of stockholders’ equity.

The components of Accumulated other comprehensive income, net of tax, is as follows (in thousands):

	December 31,
	2011	2010
Translation adjustments, net of tax	$408	$606
Unrealized gains on marketable securities, net of tax	69	10

Total accumulated other comprehensive income	$477	$616

Comprehensive (loss) income consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Consolidated net (loss) income	$(71,021)	$76,533	$4,437
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	60	(6)	(494)
Translation adjustments, net of tax	(199)	496	810

Total consolidated comprehensive (loss) income	(71,160)	77,023	4,753
Plus: Net loss attributable to noncontrolling interests	1,172	1,752	1,371

Comprehensive (loss) income attributable to NuVasive, Inc.	$(69,988)	$78,775	$6,124

Recently Adopted Accounting Standards.    Effective January 1, 2010, the Company adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial position. Determination about whether an enterprise should

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in the Company consolidating or deconsolidating current or future business arrangements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances, and settlements. The Company adopted the updated guidance in the first quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 reconciliation, which were effective for the Company beginning in the first quarter of fiscal year 2011. The Company has updated its disclosures to comply with the updated guidance; however, as this guidance only requires additional disclosures, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards.    In September 2011, the FASB updated the accounting guidance related to annual and interim goodwill impairment tests. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2012 with early adoption permitted under certain circumstances. The adoption of this accounting guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for the Company retrospectively beginning in the first quarter of fiscal year 2012. As the guidance only impacts disclosure requirements, the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Change in Accounting Estimate.    During the first quarter of 2011, the Company completed a review of the estimated useful life of its surgical instrument sets. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain surgical instrument sets was extended from three to four years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the year ended December 31, 2011, depreciation expense, which is included in sales, marketing and administrative expenses, was lower by approximately $5.9 million than it would have been had the useful life of these assets not been extended. The effect of this change on basic and diluted earnings per share for the year ended December 31, 2011 was $0.10 per share.

Reclassifications and Adjustments.    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

During the year ended December 31, 2011, the Company identified an immaterial error in the consolidated financial statements for the year ended December 31, 2010 related to the accrual of payroll expenses. Based on a quantitative and qualitative analysis of the error as required by authoritative guidance, management concluded that the correction, which increased expenses by approximately $1.3 million for the year ended December 31, 2011, had no material impact on any of the Company’s previously issued financial statements, was immaterial to

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the full year results for 2011 and had no effect on the trend of financial results. Of the $1.3 million, approximately $1.0 million and $0.3 million was charged to sales, marketing and administrative expenses and research and development expenses, respectively.

2.    Business Combinations

Impulse Monitoring, Inc. Acquisition

On October 7, 2011 (the Impulse Closing Date), the Company completed the purchase of all of the outstanding shares of Impulse Monitoring, a Delaware corporation, pursuant to an Agreement and Plan of Merger dated September 28, 2011 for an initial payment of approximately $79.7 million consisting of cash totaling approximately $40.5 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of Impulse Monitoring. Impulse Monitoring, a company headquartered in Maryland, provides IOM services for insight into the nervous system during spine and other surgeries. The acquisition complements the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF procedure more safe and reproducible.

Purchase Price

The acquisition of Impulse Monitoring has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.

The estimated initial purchase price is as follows (in thousands):

Cash paid to sellers	$40,500
Market value of NuVasive common stock issued on Closing Date	39,200

Total estimated initial purchase price	$79,700

The preliminary allocation of the estimated initial purchase price is based on management’s preliminary valuation of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed as of the Impulse Closing Date and such estimates are subject to revision. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, other current assets, liabilities assumed, and income tax related matters. Thus, the estimated initial purchase price allocation recorded at December 31, 2011 is preliminary, and is subject to change. The following table summarizes the allocation of the estimated initial purchase price (in thousands):

	Estimated Fair Value	Estimated Useful Life
Cash	$5,100
Total other current assets	7,300
Property, plant and equipment	1,100
Developed technology	700	4 years
Non-compete agreement	300	1 year
Trade name	500	3 years
Customer relationships	25,100	10 years
Goodwill	56,300
Current liabilities	(8,700)
Deferred income tax liabilities, net	(8,000)

Total estimated initial purchase price allocation	$79,700

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill totaling $56.3 million represents the excess of the estimated initial purchase price over the fair value of tangible and identifiable intangible assets acquired and is due primarily to increased market penetration from customers and synergies expected from combining the assembled workforce with the Company’s existing IOM workforce. This acquisition was nontaxable and, as a result, there is no tax basis in goodwill. Accordingly, none of the goodwill associated with the Impulse Monitoring acquisition is deductible for tax purposes.

As a result of the acquisition, the Company maintains a contractual relationship with several PCs whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs in return for a management fee that is settled on a monthly basis. In accordance with authoritative guidance, the Company has determined that the PC’s are variable interest entities. Additionally, pursuant to this guidance, the Company is considered the primary beneficiary of the PCs as the Company has both (1) the power to direct the economically significant activities of the PCs and (2) the obligation to absorb losses of, or the right to receive benefits from, the PCs. Accordingly, the financial position and results of operations of the PCs have been included in the Company’s consolidated financial statements from the Impulse Closing Date. The liabilities recognized as a result of consolidating the PCs, which are not material, do not represent additional claims on the Company’s general assets. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

Results of Operations

The accompanying consolidated statement of operations reflects the operating results of Impulse Monitoring since the date of the acquisition. The revenues and amount of loss attributable to Impulse Monitoring included in the Company’s consolidated statement of operations from the acquisition date to December 31, 2011 was $8.5 million and $1.0 million, respectively. For the year ended December 31, 2011, the Company’s consolidated results of operations include acquisition-related expenses of $1.5 million which are included in sales, marketing and administrative expenses.

The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the Impulse Monitoring acquisition had occurred as of January 1, 2010. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations. Assuming the Impulse Monitoring acquisition occurred as of January 1, 2010, the pro forma unaudited results of operations would have been as follows for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Revenue	$570,745	$510,124
Net (loss) income attributable to NuVasive, Inc.	$(67,176)	$78,915
Net (loss) income per share — basic	$(1.59)	$1.90
Net (loss) income per share — diluted	$(1.59)	$1.65

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through December 31, 2011.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cervitech® Inc. Acquisition

On May 8, 2009 (the Cervitech Closing Date), the Company completed the purchase of all of the outstanding shares of Cervitech, a Delaware corporation, for an initial payment of approximately $49.0 million consisting of cash totaling approximately $25.0 million and the issuance of 638,261 shares of NuVasive common stock to certain stockholders of Cervitech. Cervitech, a New Jersey based company, is focused on the clinical approval of the PCM cervical disc system, a motion preserving total disc replacement device in the United States. This acquisition allows NuVasive the potential to accelerate its entry into the growing mechanical cervical disc replacement market. In addition to the initial payment, the Company may be obligated to make an additional milestone payment of $33.0 million if the FDA issues an approval order allowing the commercialization of Cervitech’s PCM device in the United States with an intended use for treatment of degenerative disc disease. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at the Company’s discretion. The fair value of the contingent consideration at the Cervitech Closing Date was determined to be $29.7 million using a probability-weighted discounted cash flow model with the key assumptions being the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved.

Purchase Price

The acquisition of Cervitech has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations. The allocation of the purchase price was as follows (in thousands):

	Fair Value	Estimated Useful Life
Total current assets	$1,233	—
Property, plant and equipment	59	—
Developed technology	700	14 years
Non-compete agreement	100	2 years
Trade name	700	10 years
In-process research and development	34,800	—
Goodwill	54,498
Current liabilities	(483)
Deferred income tax liabilities, net	(12,615)

Total purchase price allocation	$78,992

Of the total $79.0 million purchase price, $34.8 million and $54.5 million was allocated to in-process research and development (IPR&D) and goodwill, respectively, based on management’s valuation of the fair value of the assets acquired and liabilities assumed on the date of acquisition. The IPR&D, which was capitalized as an indefinite-lived asset, related to the future commercialization of Cervitech’s PCM device in the United States with an intended use for treatment of degenerative disc disease. The projected cash flows utilized in management’s valuation of the fair value of the IPR&D acquired were based on key assumptions such as estimates of revenues and operating profits related to the IPR&D considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. The Company submitted a premarket approval application with the FDA for approval of the PCM cervical disc system in the

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first quarter of 2010, for which an approval date is not predictable. During the fourth quarter of 2011, as a result of reductions in management’s estimates of revenues and related cash flows used in the valuation model, principally due to an updated view of the competitive and regulatory landscape in the cervical market, the carrying value of the IPR&D exceeded its estimated fair value by $17.6 million. Accordingly, the Company recorded an impairment charge totaling $17.6 million. At December 31, 2011, the remaining cost to reach FDA approval for this device is estimated at approximately $0.3 million.

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

Investment in Progentix Orthobiology, B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At December 31, 2011, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with authoritative guidance, the Company has determined that Progentix is a variable interest entity as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered its primary beneficiary as NuVasive has both (1) the power to direct the economically significant activities of Progentix and (2) the obligation to absorb losses of, or the right to receive benefits from, Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.

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

Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At December 31, 2011, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at December 31, 2011, the Company concluded it is not probable that the milestones will be met, therefore the Remaining Shares are not expected to become redeemable. The probability of redemption is reevaluated at each reporting period.

Total assets and liabilities of Progentix as of December 31, 2011 included in the accompanying consolidated balance sheet are as follows (in thousands):

Total current assets	$640
Identifiable intangible assets, net	15,338
Goodwill	12,654
Other long-term assets	53
Accounts payable & accrued expenses	411
Other long-term liabilities	628
Deferred tax liabilities, net	3,318
Noncontrolling interests	10,705

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	December 31,
	2011	2010
Noncontrolling interests at beginning of period	$11,877	$13,629
Less: Net loss attributable to the noncontrolling interests	1,172	1,752

Noncontrolling interests at end of period	$10,705	$11,877

Intangible assets consolidated pursuant to the Progentix investment are included in the Intangible assets, net balance in the consolidated balance sheet as of December 31, 2011 and consist of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, Net
Non-competition agreement	2	$300	$(300)	$—
Existing technology	13	5,960	(1,262)	4,698
In-process research and development	—	10,640	—	10,640

Total Progentix intangible assets		$16,900	$(1,562)	$15,338

3.    Marketable Securities

Marketable securities consist of certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s equity until realized. A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Classified as current assets
Certificates of deposit	Less than 1	$526	$—	$—	$526
Corporate notes	Less than 1	21,153	16	(1)	21,168
Commercial paper	Less than 1	5,000	—	—	5,000
U.S. government treasury securities	Less than 1	32,131	11	—	32,142
Securities of government-sponsored entities	Less than 1	87,353	39	—	87,392

Short-term marketable securities		146,163	66	(1)	146,228
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	32,502	5	(4)	32,503

Long-term marketable securities		32,502	5	(4)	32,503

Classified as restricted investments
U.S. government treasury securities	Less than 2	12,017	9	—	12,026
Securities of government-sponsored entities	Less than 2	50,880	27	(1)	50,906

Restricted investments		62,897	36	(1)	62,932

Total marketable securities at December 31, 2011		$241,562	$107	$(6)	$241,663

December 31, 2010:
Classified as current assets
Certificates of deposit	Less than 1	$938	$1	$(1)	$938
Corporate notes	Less than 1	12,076	3	—	12,079
U.S. government treasury securities	Less than 1	16,550	12	(1)	16,561
Securities of government-sponsored entities	Less than 1	56,870	24	(14)	56,880

Short-term marketable securities		86,434	40	(16)	86,458
Classified as non-current assets
Certificates of deposit	1 to 2	456	—	—	456
Corporate notes	1 to 2	3,123	—	(9)	3,114
U.S. government treasury securities	1 to 2	4,023	—	—	4,023
Securities of government-sponsored entities	1 to 2	43,056	6	(20)	43,042

Long-term marketable securities		50,658	6	(29)	50,635

Total marketable securities at December 31, 2010		$137,092	$46	$(45)	$137,093

As of December 31, 2011, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Fair Value Measurements

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2011. The Company had one transfer from Level 3 of the fair value measurement hierarchy, as the liability was paid during the year ended December 31, 2011.

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$121,666	$121,666	$—	$—
Certificates of deposit	526	526	—	—
Corporate notes	21,168	—	21,168	—
Commercial paper	5,000	—	5,000	—
U.S. government treasury securities	44,168	44,168	—	—
Securities of government-sponsored entities	170,801	—	170,801	—

Total cash equivalents, marketable securities and restricted investments	$363,329	$166,360	$196,969	$—

Contingent Consideration:
Acquisition-related liabilities	$(32,221)	$—	$—	$(32,221)

December 31, 2010:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$46,144	$46,144	$—	$—
Certificates of deposit	1,394	1,394	—	—
Corporate notes	15,193	—	15,193	—
U.S. government treasury securities	20,584	20,584	—	—
Securities of government-sponsored entities	99,922	—	99,922	—

Total cash equivalents, marketable securities and restricted investments	$183,237	$68,122	$115,115	$—

Contingent Consideration:
Acquisition-related liabilities	$(33,041)	$—	$—	$(33,041)

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of analysis of the characteristics of the Company’s financial instruments in 2011, the Company determined that certain financial instruments previously reported as Level 1 for the year ended December 31, 2010, should be classified as Level 2 financial instruments. Accordingly, such amounts have been reclassified for purposes of presentation herein. These changes in the classification had no effect on the reported fair values of these investments.

The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 6. The estimated fair value of our term capital lease obligations approximated their carrying values as of December 31, 2011.

Contingent Consideration Liability

In connection with the acquisition of Cervitech in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM cervical total disc replacement device receives U.S. Food and Drug Administration approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration increased to $31.7 million at December 31, 2011. Changes in fair value are recorded in the statement of operations as sales, marketing and administrative expenses.

In connection with an immaterial acquisition in 2010, the Company was required to pay an additional amount not to exceed $3.0 million in the event three specified milestones are met. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate and the probabilities assigned to the milestones being achieved. During the year ended December 31, 2011, approximately $1.8 million related to two of the specified milestones was paid. Based on the probabilities assigned to the one remaining milestone being achieved, the estimated fair value of the remaining contingent consideration totaled approximately $0.5 million at December 31, 2011. Changes in fair value are recorded in the statement of operations as sales, marketing and administrative expenses.

Derivative Financial Instruments

Prior to their reclassification to stockholders’ equity on September 28, 2011, the 2017 Hedge and the 2017 Notes Embedded Conversion Derivative were classified as Level 3 because these assets and liabilities were not actively traded and were valued using significant unobservable inputs. Significant inputs to these models were the Company’s stock price, risk free interest rate, credit rating, bond yield, and expected volatility of the Company’s stock price. Changes in fair value were recorded in the statement of operations as other income (expense).

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the estimated fair value of the Company’s assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2011	2010
Assets:
Fair value measurement at beginning of period	$—	$—
Derivative asset purchased in connection with 2017 Notes	80,098	—
Change in fair value measurement included in operating expenses and other income (expense)	(37,124)	—
Derivative asset reclassified to stockholders’ equity	(42,974)	—

Fair value measurement at end of period	$—	$—

Liabilities:
Fair value measurement at beginning of period	$33,041	$30,694
Contingent consideration liability recorded upon acquisition	—	1,339
Derivative liability recorded in connection with 2017 Notes	88,900	—
Change in fair value measurement included in operating expenses and other income (expense)	(38,530)	1,008
Derivative liability reclassified to stockholders’ equity	(49,390)	—
Contingent consideration paid	(1,800)	—

Fair value measurement at end of period	$32,221	$33,041

Non-financial assets and liabilities measured on a nonrecurring basis

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

During the fourth quarter of 2011, as a result of reductions in management’s estimates of revenues and related cash flows used in the valuation models principally due to an updated view of the competitive and regulatory landscape in the cervical market, the carrying value of the IPR&D and developed technology acquired from Cervitech in 2009 exceeded their estimated fair value by $18.2 million. Accordingly, the Company recorded impairment charges totaling approximately $18.2 million. The fair value of the IPR&D and developed technology acquired was determined using a discounted cash flow model, the significant inputs of which are not observable in the market.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Balance Sheet Details

Property and Equipment, net.    Property and equipment, net, consisted of the following (in thousands, except years):

	Useful Life	December 31,
		2011	2010
Instrument sets	4	$146,818	$117,760
Machinery and equipment	5	15,930	12,633
Computer equipment and software	3	29,750	21,211
Leasehold improvements	15	19,133	17,854
Furniture and fixtures	3 to 7	7,996	7,243
Building and improvements	20	7,089	6,871
Land	—	541	541

		227,257	184,113
Less: accumulated depreciation and amortization		(102,503)	(81,948)

		$124,754	$102,165

Depreciation expense was $29.6 million, $28.9 million, and $23.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, assets recorded under capital leases of $1.4 million are included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.

Goodwill and Intangible Assets. Goodwill and intangible assets as of December 31, 2011 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	11	$36,835	$(10,537)	$26,298
Manufacturing know-how and trade secrets	12	21,389	(6,007)	15,382
Trade name and trademarks	11	7,400	(1,501)	5,899
Customer relationships	9	37,234	(4,513)	32,721

	11	$102,858	$(22,558)	$80,300

Intangible Assets Not Subject to Amortization:
In-process research and development				27,840
Goodwill				159,349

Total intangible assets, net				$267,489

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets as of December 31, 2010 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	14	$39,975	$(7,946)	$32,029
Manufacturing know-how and trade secrets	12	21,104	(4,207)	16,897
Trade name and trademarks	14	6,100	(956)	5,144
Customer relationships	13	10,035	(2,984)	7,051

	14	$77,214	$(16,093)	$61,121

Intangible Assets Not Subject to Amortization:
In-process research and development				46,000
Goodwill				103,070

Total intangible assets, net				$210,191

Total expense related to the amortization of intangible assets was $6.6 million, $5.4 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. In-process research and development will be amortized beginning on the approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.

Total future amortization expense related to intangible assets subject to amortization at December 31, 2011 is set forth in the table below (in thousands):

2012	$11,421
2013	11,171
2014	10,111
2015	9,472
2016	9,282
Thereafter through 2027	28,843

Total future amortization expense	$80,300

The change to goodwill during the year ended December 31, 2011 is comprised of the following (in thousands):

Balance at December 31, 2010, as adjusted	$103,070
Addition recorded in connection with acquisition	56,279

Balance at December 31, 2011	$159,349

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable and Accrued Liabilities.    Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accounts payable	$11,294	$6,508
Accrued expenses	20,929	25,989
Royalties payable	7,277	2,792
Distributor commissions payable	7,214	7,462
Amounts payable in connection with supply agreement	—	8,000
Non-income taxes payable	3,672	7,531
Other	1,358	713

	$51,744	$58,995

Other Long-Term Liabilities. Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred rent	$12,338	$12,503
Capital lease obligation, non-current	859	—
Other	264	307

	$13,461	$12,810

6.    Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	December 31,
	2011	2010
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$—
Unamortized debt discount	(82,792)	—

	319,708	—
2.25% Senior Convertible Notes due 2013	74,311	230,000

Total Senior Convertible Notes	$394,019	$230,000

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of the 2017 Notes, which includes the issuance of $52.5 million principal amount for the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes have a stated interest rate of 2.75% and mature on July 1, 2017. Prior to September 28, 2011, the date on which stockholder approval to increase the number of the Company’s authorized shares of common stock from 70 million to 120 million was obtained, the 2017 Notes were settleable only in cash. Subsequent to the receipt of this approval, the 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s election. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves repayment of an

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, subject to adjustment (which represents an initial conversion price of approximately $42.13 per share).

Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on quoted market prices, of the outstanding 2017 Notes at December 31, 2011 is approximately $291.8 million.

Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity. As of December 31, 2011, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.

In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The original debt discount will be recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. At December 31, 2011, the net carrying value of the equity component is $49.3 million.

The interest expense recognized on the 2017 Notes during the year ended December 31, 2011 includes $5.6 million and $6.1 million for the contractual coupon interest and the accretion of the debt discount, respectively.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2011, the Company repurchased, in privately negotiated transactions, approximately $155.7 million in principal of its 2013 Notes. The aggregate purchase price totaled approximately $155.5 million (representing a price of approximately 99.0% of the principal face value of the 2013 Notes, plus accrued interest). The repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. Including the write off of a portion of the deferred financing costs related to the 2013 Notes, during the year ended December 31, 2011, the Company recorded a loss on the extinguishment of debt of approximately $0.3 million. At December 31, 2011, approximately $74.3 million of the 2013 Notes’ original aggregate principal amount of $230.0 million remains outstanding.

The Company pays 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any of the 2013 Notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on quoted market prices, of the outstanding 2013 Notes at December 31, 2011 is approximately $70.4 million.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.    Commitments

Leases

The Company leases office facilities and equipment under various operating and capital lease agreements. The initial terms of these leases range from three years to 15 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance. In connection with certain operating leases, the Company has issued irrevocable transferable letters of credit totaling $5.6 million.

For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, including expenses directly associated with the facility leases, was approximately $9.1 million, $8.1 million, and $6.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
2012	$563	$9,635
2013	563	8,792
2014	424	7,623
2015	3	7,530
2016	—	7,631
Thereafter	—	48,434

Total minimum lease payments	1,553	$89,645

Less amount representing interest, 14.7% weighted average interest rate	(294)

Present value of obligations under capital leases	1,259
Less current portion	(400)

Long-term capital lease obligations	$859

Lease Abandonment Charge Reversal

In August 2008, the Company relocated its corporate headquarters to a two-building campus style complex in San Diego. In connection with this relocation, in the third quarter of 2008, the Company recorded a liability for approximately $3.9 million related to lease termination costs in connection with vacating the Company’s

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former corporate headquarters. During the third quarter of 2009, due to continued growth, the Company decided to reoccupy the former corporate headquarters facility and accordingly, reversed the remaining lease termination costs liability of $2.0 million. This amount was recorded as a reduction of sales, marketing, and administrative expenses in the third quarter of 2009.

Other Commitments

In connection with the acquisition of RSB, the Company is contingently obligated to make additional annual payments over a period of 12 years based upon sales of the products derived from Smart Plate® Gradient CLPtm and related technology. Through December 31, 2011, these amounts have not been significant.

In connection with the investment in Progentix as described in Note 2, the Company is contingently obligated to make additional payments of up to $24.0 million based upon the achievement of specified milestones.

In connection with the acquisition of Cervitech as described in Note 2, the Company is contingently obligated to make additional payments up to $33.0 million upon FDA approval of the PCM device. The milestone payment may be made in cash or a combination of cash and up to half in NuVasive common stock, at the Company’s discretion.

In connection with several purchase agreements, the Company is contingently obligated to make additional payments up to $5.9 million primarily upon the achievement of specified milestones.

8.    Stockholders’ Equity

Preferred Stock.    There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2011 and 2010.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise of options granted by the Company. The Board of Directors determined the terms of the stock option agreements, including vesting requirements. Options under the 1998 Plan have a 10-year term and generally vest over a period not to exceed four years from the date of grant. All options granted under the 1998 Plan allowed for early exercise prior to the option becoming fully vested.

In April 2004, the Board of Directors replaced the 1998 Plan with the 2004 Equity Incentive Plan (the 2004 Plan) under which 7 million shares (plus the remaining shares available for grant under the 1998 Plan) of the Company’s common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 4,000,000 shares; or (iii) a number of shares determined by the Board of Directors. As of December 31, 2011, 121,051 shares remained available for future grant under the 2004 Plan.

The 2004 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units (RSUs) and rights to purchase stock to employees, directors and consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. The RSUs generally vest 25% per year beginning one year from date of grant. In addition, the Board of Directors has provided for the acceleration of 50% of the unvested options of all employees upon a change in control and the vesting of the remaining unvested options for those employees that are involuntarily terminated within a year of the change in control.

Following is a summary of stock option activity for the year ended December 31, 2011 under all stock plans (in thousands, except years and per share amounts):

	Shares	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2011
Outstanding at December 31, 2010	6,118	$30.59
Granted	1,155	$26.81
Exercised	(204)	$14.10
Cancelled	(150)	$37.81

Outstanding at December 31, 2011	6,919	$30.29	6.61	$615

Exercisable at December 31, 2011	4,819	$30.40	5.84	$615

Vested or expected to vest at December 31, 2011	6,867	$30.30	6.59	$615

The aggregate intrinsic value of options at December 31, 2011 is based on the Company’s closing stock price on December 31, 2011 of $12.59. The Company received $2.9 million, $10.7 million and $9.3 million in proceeds from the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised was $1.6 million, $9.8 million, and $17.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of options that vested during the year ended December 31, 2011, 2010 and 2009 was $17.3 million, $16.6 million, and $17.0 million, respectively.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units.    A summary of RSU activity for the period indicated was as follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	586	$34.51
Granted	805	$26.15
Vested	(158)	$37.14
Forfeited	(67)	$32.71

Nonvested at December 31, 2011	1,166	$28.82

The total fair value of RSUs that vested during the year ended December 31, 2011, 2010 and 2009 was $4.3 million, $2.4 million and $0, respectively.

Employee Stock Purchase Plan.    In 2004, the Board of Directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. In the years ended December 31, 2011, 2010, and 2009, 228,091, 157,359, and 106,575 shares, respectively, were purchased under the ESPP and approximately 1.5 million shares remain available for issuance under the ESPP as of December 31, 2011.

Stock-Based Compensation.    The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Sales, marketing and administrative expense	$29,583	$24,945	$19,549
Research and development expense	2,487	3,280	4,244

Total stock-based compensation expense	$32,070	$28,225	$23,793

The Company estimates the fair value of stock options and shares issued to employees under the ESPP using a Black-Scholes option-pricing model on the date of grant. The fair value of RSUs is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options is based on historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2011	2010	2009
Stock Options
Volatility	49%	47%	45%
Expected term (years)	5.4	4.5	4.3
Risk free interest rate	2.1%	2.4%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%

ESPP
Volatility	57%	57%	47%
Expected term (years)	1.2	1.0	1.4
Risk free interest rate	0.2%	0.4%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average fair value of options granted in the year ended December 31, 2011, 2010, and 2009, was $12.31, $13.53, and $13.28 per share, respectively. As of December 31, 2011, there was $9.6 million and $15.1 million of unrecognized compensation expense for stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.6 years and 3.0 years, respectively. In addition, as of December 31, 2011, there was $3.9 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through October 2013.

Common Stock Reserved for Future Issuance.    The following table summarizes common shares reserved for issuance at December 31, 2011 on exercise or conversion of (in thousands):

Common stock options:
Issued and outstanding	6,919
Available for future grant	121
Available for issuance under the ESPP	1,501
Issued and outstanding RSUs	1,166
2013 Notes	2,118
2017 Notes	12,419
Senior Convertible Note warrants	29,388

Total shares reserved for future issuance	53,632

9.    Income Taxes

The (loss) income before income taxes by region is summarized as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$(100,179)	$34,095	$13,093
Foreign	115	(8,181)	(6,924)

Total (loss) income before income taxes	$(100,064)	$25,914	$6,169

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax (benefit) expense consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income tax expense:
Federal	$300	$140	$715
State	1,524	2,809	1,763
Foreign	100	96	36

Total current	1,924	3,045	2,514

Deferred income tax benefit:
Federal	(33,860)	(41,429)	—
State	2,893	(11,994)	—
Foreign	—	(241)	(782)

Total deferred	(30,967)	(53,664)	(782)

Total income tax (benefit) expense	$(29,043)	$(50,619)	$1,732

For the year ended December 31, 2011, the total income tax benefit differs from the statutory federal income tax rate (35%) primarily due to state income tax expense, stock compensation expenses, and the write-off of deferred tax assets related to tax original issue discount on the convertible debt resulting from the debt repurchases which occurred in 2011. In 2011, the Company established a valuation allowance on the California deferred tax assets and accordingly, recorded income tax expense of $4.8 million. The California deferred tax assets for which a valuation allowance has been established were primarily related to net operating loss carryforwards and credits.

For the year ended December 31, 2010, the total income tax benefit differs from the statutory federal income tax rate (35%) primarily due to the release of the valuation allowance on the Company’s domestic net deferred tax assets and due to the provision for state income tax expense. In 2010, the Company released its valuation allowance on the domestic deferred tax assets and accordingly, recorded an income tax benefit. The income tax benefit resulting from the release of the valuation allowance on the deferred tax asset associated with the hedge and tax original issue discount on the convertible debt, which totaled approximately $17.0 million, was recorded as an offset to additional-paid-in-capital (APIC).

These differences are the result of the following items (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision at statutory rate	$(35,022)	$9,070	$2,159
Foreign provision in excess of federal statutory rate	32	443	498
State income tax (benefit) expense, net of federal benefit	(1,821)	(6,041)	1,146
Permanent differences	3,263	3,379	3,323
Other	(55)	1,755	471
Change in valuation allowance	4,560	(59,225)	(5,865)

Total income tax (benefit) expense	$(29,043)	$(50,619)	$1,732

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred Tax Assets:
Net operating loss carry-forwards	$26,392	$30,374
Capitalized assets	—	2,393
Stock based compensation	27,378	19,790
Original issue discount	—	8,421
General business credit carry-forwards	7,524	5,876
Litigation accrual	40,528	—
Other	10,011	6,837

Gross deferred tax assets	111,833	73,691
Valuation allowance	(10,428)	(3,831)

Net deferred tax assets	$101,405	$69,860

Deferred Tax Liabilities:
Capitalized assets	$(10,163)	$—
Original issue discount	(1,643)	—
Acquired intangibles	(19,144)	(17,088)

Deferred tax liabilities	(30,950)	(17,088)

Consolidated net deferred tax assets	70,455	52,772

Add: Deferred tax liability, net, attributable to noncontrolling interests	1,991	1,991

Net deferred tax assets	$72,446	$54,763

In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2010, the Company concluded that it was more likely than not that it would be able to realize the benefit of the deferred tax assets in the future. As a result, the Company released all of the valuation allowance on the domestic net deferred tax assets as of December 31, 2010.

During the third quarter of 2011 as a result of recording the $101.2 million litigation award, the Company concluded that it was no longer more likely than not that they would be able to realize the deferred tax assets attributable to the state of California. As a result, the Company established a valuation allowance on the California net deferred tax assets.

At December 31, 2011 and 2010, the Company maintained a full valuation allowance on the net deferred tax assets in the foreign jurisdictions with the exception of Puerto Rico and Malaysia. The Company analyzes the realizability of the deferred tax assets each period and concluded that the valuation allowances currently in place were appropriate as it is more likely than not that they will not be realized.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, the Company has federal net operating loss carryforwards of $111.9 million that begin to expire in 2017. In addition, the Company has California net operating loss carryforwards of approximately $39.4 million, which are expected to expire beginning in 2012. Net operating loss utilization in the Company’s California state income tax return is suspended through 2011.

During 2008, NuVasive elected the “with and without method — direct effects only”, prescribed in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within APIC and will utilize continuing operations net operating losses to offset taxable income before utilization of windfall tax benefits. Included in the aforementioned federal net operating loss carryforwards are $55.5 million of excess tax benefit carryforwards related to stock option deduction windfalls that will be realized in APIC following utilization of all continuing operations tax attributes.

At December 31, 2011, the Company has federal research and development (R&D) credit carryforwards of approximately $7.5 million that will begin to expire in 2017. Additionally, the Company has California R&D credit carryforwards of approximately $5.0 million that can be carried forward indefinitely.

IRC §382 limits the utilization of tax carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. During 2009, the Company completed a formal IRC §382 study with respect to potential ownership changes and additional limitations were not identified. Previous limitations due to §382 have been reflected in the deferred tax assets at December 31, 2011. The Company has reviewed its changes in ownership subsequent to the 2009 study and has not identified any additional changes.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefit at the beginning of the year	$3,930	$3,274	$981
Additions from tax positions taken in the current year	178	39	—
Additions from tax positions taken in prior years	171	617	2,293
Reductions from tax positions taken in prior years	—	—	—
Settlements of tax audits	—	—	—

Unrecognized tax benefit at the end of the year	$4,279	$3,930	$3,274

At December 31, 2011 and 2010, $3.1 million and $2.8 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would affect the effective income tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As the unrecognized tax benefits relate to un-utilized deferred tax assets and because the Company has generated net operating losses since inception for both federal and state income tax purposes through 2009, no additional tax liability, penalties or interest have been recognized for balance sheet or income statement purposes as of and for the period ended December, 31, 2011.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to taxation in the U.S. and various foreign and state jurisdictions. All of the Company’s tax years are subject to examination due to the carry forward of un-utilized net operating losses and R&D credits.

10.    Business Segment and Product Information

The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.

The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings includes allograft (donated human tissue), FormaGraft, a collagen synthetic product used to aid the fusion process, and Osteocel Plus, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, to aid in spinal fusion. The Company’s monitoring service offering includes IOM services provided. Revenue by product line offerings was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Spine Surgery Products	$431,567	$387,844	$309,086
Biologics	99,162	90,105	61,254
Monitoring Service	9,777	288	—

Total Revenue	$540,506	$478,237	$370,340

11.    Legal Proceedings

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the United States District Court for the Southern District of California (the Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case includes three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict in favor of NuVasive with respect to one NuVasive patent. Judgment was entered by the Court on September 29, 2011. The jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. Medtronic’s motion for a permanent injunction was denied on January 26, 2012. Additional damages, including interest and potential ongoing royalties may still be awarded, and at December 31, 2011, the Company cannot estimate a range of additional potential loss. A final appealable judgment is expected in the coming months. While the Company intends to timely appeal the unfavorable verdict, in accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on future sales at the royalty rates stated in the jury verdict. The $101.2 million is recorded as a separate line item within operating expenses as the split between lost profit and royalty amounts are not known.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may be required to secure the amount of the judgment, or an even greater amount at the court’s discretion, during the appeals process or pay a higher royalty rate for the post-verdict time period than was previously determined.

With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at December 31, 2011.

Trademark Infringement Litigation

In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction. The Company has appealed the judgment and permanent injunction. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. These funds are included in restricted cash and investments on the Company’s December 31, 2011 consolidated balance sheet. Any payment of damages will be delayed while the appeals process runs its course, which could take up to two years. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the trial court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. At December 31, 2011, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

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

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Total revenues	$124,466	$132,966	$132,880	$150,194
Gross profit	100,940	107,458	106,865	113,132
Consolidated net income (loss)	1,978	5,022	(67,675)	(10,346)
Net income (loss) attributable to NuVasive, Inc.	2,359	5,380	(67,552)	(10,036)
Basic net income (loss) per common share attributable to NuVasive, Inc.	0.06	0.14	(1.69)	(0.24)
Diluted net income (loss) per common share attributable to NuVasive, Inc.	0.06	0.13	(1.69)	(0.24)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
Total revenues	$109,087	$119,584	$120,262	$129,304
Gross profit	89,644	98,570	98,682	106,202
Consolidated net income	706	6,190	8,104	61,533
Net income attributable to NuVasive, Inc.	1,088	6,723	8,542	61,932
Basic net income per common share attributable to NuVasive, Inc.	0.03	0.17	0.22	1.57
Diluted net income per common share attributable to NuVasive, Inc.	0.03	0.17	0.21	1.39

(1)	Consolidated net loss includes a $101.2 million charge resulting from a litigation award.

(2)

Consolidated financial results include the results of operations of Impulse Monitoring since the date of acquisition and an $18.2 million impairment charge resulting from the write down of certain intangible assets.

(3)	Consolidated net income includes an income tax benefit of $50.6 million resulting primarily from the reversal of the valuation allowance on the Company’s domestic deferred income tax assets.

NuVasive, Inc.

Schedule II: Valuation Accounts

(In thousands)

	Balance at Beginning of Period	Additions(1)	Deductions(2)	Other(3)	Balance at End of Period
Accounts Receivable Valuation Accounts
Year ended December 31, 2011	$2,573	$2,328	$488	$983	$3,430
Year ended December 31, 2010	$4,163	$819	$593	$1,816	$2,573
Year ended December 31, 2009	$1,952	$2,794	$583	—	$4,163

	Balance at Beginning of Period	Additions(4)	Deductions(5)	Balance at End of Period
Inventory Reserve
Year ended December 31, 2011	$6,682	$7,241	$1,213	$12,710
Year ended December 31, 2010	$5,075	$6,093	$4,486	$6,682
Year ended December 31, 2009	$2,778	$6,507	$4,210	$5,075

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents recoveries received.

(4)	Amount represents excess and obsolete reserve recorded to cost of sales.

(5)	Excess and obsolete inventory written-off against reserve.

Exhibit Number	Description
2.1†

Share Purchase Agreement, by and among NuVasive, Inc. and the stockholders of Cervitech, Inc., as listed therein, dated April 22, 2009 (incorporated by reference to our Registration Statement on Form S-3 (File No. 333-159098) filed with the Commission on May 8, 2009)

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

4.1

Indenture, dated March 7, 2008, between the NuVasive Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.2	Form of 2.25% Convertible Senior Note due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.3

Registration Rights Agreement, dated March 7, 2007, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

4.4	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)

10.1#	2004 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the Commission on April 11, 2007)

10.2#	Amendment to 2004 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 4, 2011)

10.3#

Form of Stock Option Award Notice under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.4#

Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004).

10. 5#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.6#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.7#	Amendment No. 1 to 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)

10.8#	Amendment No. 2 and Amendment No. 3 to 2004 Employee Stock Purchase Plan (filed herewith)

10.9#

Executive Employment Agreement, dated as of January 2, 2011, by and between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 2, 2011)

10.10#

Form of Compensation Letter Agreement dated March 4, 2011 between NuVasive, Inc. and each of the following: Keith C. Valentine, Patrick Miles, Jason M. Hannon, Michael J. Lambert, Jeffrey P. Rydin, Tyler P. Lipschultz and Craig E. Hunsaker (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)

Exhibit Number	Description
10.11#

Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.12	Sublease, dated October 12, 2004, by and between NuVasive, Inc. and Gateway, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 15, 2004)

10.13#	Non-Employee Director Cash Compensation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 5, 2011)

10.14#

Summary of 2012 Long Term Incentive Plan and the 2012 Executive Performance Bonus Plan for our Chief Executive Officer, our Chief Financial Officer and our other named executive officers (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 16, 2012)

10.15

Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on November 8, 2007)

10.16

Purchase Agreement, dated March 3, 2008, among NuVasive, Inc. and Goldman, Sachs & Co., and J.P. Morgan Securities Inc., related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.17

Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.18

Confirmation of Call Option Transaction, dated March 3, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.19

Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.20

Confirmation of Warrant Transaction, dated March 3, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.21

Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.22

Amendment to the Confirmation of Call Option Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.23

Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from Goldman, Sachs & Co. related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

10.24

Amendment to the Confirmation of Warrant Transaction, dated March 11, 2008, to NuVasive, Inc. from JPMorgan Chase Bank related to the 2.25% Convertible Senior Notes due 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 9, 2008)

Exhibit Number	Description
10.25

Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.26	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.27	Form of 2.75% Convertible Senior Note due 2017 (included in Exhibit 10.23)

10.28

Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.29

Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.30

Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.31

Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.32

Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.33

Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.34

Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.35

Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.36†

Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.37†

Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.38†

Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.39

Agreement and Plan of Merger by and among NuVasive, Inc., Catamaran Acquisition Corporation, Impulse Monitoring, Inc. and Tullis-Dickerson & Co., Inc., as Stockholders’ Agent, dated September 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 7, 2011 (file no. 0001193125-11-266851))

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