Form 10-Q
period 2012-06-30
NUVASIVE INC
filed 2012-07-26
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, there were 43,470,330 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,156	$163,492
Short-term marketable securities	120,656	146,228
Accounts receivable, net	85,749	87,736
Inventory	128,559	119,313
Deferred tax assets, current	54,550	54,550
Prepaid expenses and other current assets	8,130	20,518

Total current assets	518,800	591,837
Property and equipment, net	129,435	124,754
Long-term marketable securities	23,707	32,503
Intangible assets, net	105,128	108,140
Goodwill	160,745	159,349
Deferred tax assets	19,857	19,857
Restricted cash and investments	181,815	68,600
Other assets	27,756	18,522

Total assets	$1,167,243	$1,123,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,232	$51,744
Accrued payroll and related expenses	20,746	22,215
Litigation liability	—	101,200
Acquisition-related liabilities	32,290	32,221
Senior Convertible Notes, current	74,311	—

Total current liabilities	188,579	207,380
Senior Convertible Notes	325,941	394,019
Deferred tax liabilities	3,952	3,952
Litigation liability	101,200	—
Other long-term liabilities	14,564	13,461
Commitments and contingencies
Noncontrolling interests	10,248	10,705
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized, 43,441 and 42,455 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	43	42
Additional paid-in capital	700,409	674,790
Accumulated other comprehensive income	35	477
Accumulated deficit	(177,728)	(181,264)

Total stockholders’ equity	522,759	494,045

Total liabilities and stockholders’ equity	$1,167,243	$1,123,562

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$154,419	$132,966	$306,110	$257,432
Cost of goods sold (excluding amortization of purchased technology)	36,534	25,508	73,467	49,034

Gross profit	117,885	107,458	232,643	208,398
Operating expenses:
Sales, marketing and administrative	92,346	84,323	186,617	168,543
Research and development	9,604	10,258	19,999	21,027
Amortization of intangible assets	2,903	1,395	5,749	2,737

Total operating expenses	104,853	95,976	212,365	192,307

Interest and other expense, net:
Interest income	204	151	412	334
Interest expense	(6,972)	(1,915)	(13,797)	(3,686)
Other (expense) income, net	(551)	80	(114)	577

Total interest and other expense, net	(7,319)	(1,684)	(13,499)	(2,775)

Income before income tax expense	5,713	9,798	6,779	13,316
Income tax expense	3,103	4,776	3,700	6,316

Consolidated net income	$2,610	$5,022	$3,079	$7,000

Net loss attributable to noncontrolling interests	$(253)	$(358)	$(457)	$(739)

Net income attributable to NuVasive, Inc.	$2,863	$5,380	$3,536	$7,739

Net income per share attributable to NuVasive, Inc.:
Basic	$0.07	$0.14	$0.08	$0.19

Diluted	$0.06	$0.13	$0.08	$0.19

Weighted average shares outstanding:
Basic	43,347	39,786	43,095	39,701

Diluted	44,318	40,868	43,857	40,691

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income	$2,610	$5,022	$3,079	$7,000
Other comprehensive income:
Unrealized (loss) gain on investments	(87)	37	(145)	26
Translation adjustments	(978)	346	(297)	1,056

Total consolidated comprehensive income	1,545	5,405	2,637	8,082
Plus: Net loss attributable to noncontrolling interests	253	358	457	739

Comprehensive income attributable to NuVasive, Inc.	$1,798	$5,763	$3,094	$8,821

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Consolidated net income	$3,079	$7,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,313	15,888
Amortization of debt discount	6,233	99
Amortization of debt issuance costs	912	756
Stock-based compensation	14,966	15,671
Allowance for excess and obsolete inventory, net of write-offs	1,275	2,341
Allowance for doubtful accounts and sales return reserves	1,622	529
Accretion of contingent consideration	599	914
Other non-cash adjustments	2,942	2,038
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	671	(5,351)
Inventory	(10,967)	(12,146)
Prepaid expenses and other current assets	12,185	(791)
Accounts payable and accrued liabilities	7,099	(2,300)
Accrued payroll and related expenses	(1,973)	(1,997)
Income taxes payable	1,803	5,043

Net cash provided by operating activities	65,759	27,694
Investing activities:
Cash paid for business and asset acquisitions	(7,917)	—
Purchases of property and equipment	(23,930)	(27,944)
Purchases of marketable securities	(110,915)	(54,317)
Sales of marketable securities	144,427	113,559
Purchases of restricted investments	(113,126)	(4,701)
Payment for specific rights in connection with supply agreement, net of refund received	—	(5,000)

Net cash (used in) provided by investing activities	(111,461)	21,597
Financing activities:
Proceeds from the sale of warrants	—	47,898
Proceeds from the issuance of convertible debt, net of issuance costs	—	391,548
Purchase of convertible note hedges	—	(80,097)
Proceeds from the issuance of common stock	3,094	4,334
Other assets	242	(557)

Net cash provided by financing activities	3,336	363,126
Effect of exchange rate changes on cash	30	70

(Decrease) increase in cash and cash equivalents	(42,336)	412,487
Cash and cash equivalents at beginning of period	163,492	92,597

Cash and cash equivalents at end of period	$121,156	$505,084

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with asset acquisitions	$7,560	$—

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

On October 7, 2011, the Company completed the acquisition of Impulse Monitoring, Inc. (Impulse Monitoring), a company which provides IOM services of the nervous system during spine and other surgeries. The acquisition complements the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the eXtreme lateral interbody fusion (XLIF®) procedure safe and reproducible.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Additionally, the unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for three and six months ended June 30, 2012 and 2011 include the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany balances and transactions have been eliminated in consolidation.

As a result of the October 2011 acquisition of Impulse Monitoring, the Company maintains a contractual relationship with several physician practices (PCs) whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs. As of June 30, 2012 and December 31, 2011, the associated PCs are American Neuromonitoring Associates, P.C.; Pacific Neuromonitoring Associates, Inc.; Keystone Neuromonitoring Associates, P.C.; North Pacific Neuromonitoring Associates, P.C.; and Midwest Neuromonitoring Associates, Inc. Under the management services agreements, the Company provides all non-medical services to the PCs in return for a management fee that is settled on a monthly basis. The management services include management reporting, billing and collections of all charges for medical services provided and all administrative support to the PCs. Pursuant to existing guidance issued by the FASB, these represent variable interest entities for which the Company is the primary beneficiary, and the accompanying unaudited condensed consolidated financial statements include the accounts of the PCs from the date of acquisition.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in NuVasive’s Annual Report on Form 10-K filed with the SEC. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

3. Impulse Monitoring, Inc. Acquisition

On October 7, 2011 (the Closing Date), the Company completed the purchase of all of the outstanding shares of Impulse Monitoring pursuant to an Agreement and Plan of Merger dated September 28, 2011 for an initial payment of approximately $79.7 million consisting of cash totaling approximately $40.5 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of Impulse Monitoring. During the three months ended March 31, 2012, the Company made an additional cash payment of approximately $1.2 million related to a working capital adjustment, resulting in a total purchase price of approximately $80.9 million and a corresponding adjustment to goodwill. Impulse Monitoring provides IOM services of the nervous system during spine and other surgeries. The acquisition complements the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF procedure safe and reproducible.

Purchase Price

The acquisition of Impulse Monitoring has been recorded using the acquisition method of accounting in accordance with the authoritative guidance for business combinations.

The purchase price is as follows (in thousands):

Cash paid to sellers	$41,700
Market value of NuVasive common stock issued on Closing Date	39,200

Total purchase price	$80,900

The preliminary allocation of the purchase price was based on management’s preliminary valuation of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed as of the Closing Date and such estimates are subject to revision. The provisional items pending finalization are the valuation of the acquired intangible assets, goodwill, and income tax related matters. Thus, the purchase price allocation recorded at June 30, 2012 is preliminary, and is subject to change. The following table summarizes the preliminary allocation of the purchase price (in thousands):

	Estimated Fair Value	Estimated Useful Life
Cash	$5,100
Total other current assets	7,300
Property, plant and equipment	1,100
Developed technology	700	4 years
Non-compete agreement	300	1 year
Trade name	500	3 years
Customer relationships	25,100	10 years
Goodwill	57,700
Current liabilities	(8,900)
Deferred income tax liabilities, net	(8,000)

Total purchase price allocation	$80,900

Goodwill totaling $57.7 million represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and is due primarily to increased market penetration from customers and synergies expected from combining the assembled workforce with the Company’s existing IOM workforce. This acquisition was nontaxable and, as a result, there is no tax basis in goodwill. Accordingly, none of the goodwill associated with the Impulse Monitoring acquisition is deductible for tax purposes.

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

Results of Operations

The accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2012 reflect the operating results of Impulse Monitoring since the date of the acquisition. The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the Impulse Monitoring acquisition had occurred as of January 1, 2010. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred as of January 1, 2010, or of future results of operations. Assuming the Impulse Monitoring acquisition occurred as of January 1, 2010, the pro forma unaudited results of operations would have been as follows (in thousands, except per share data):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$142,387	$276,420
Net income attributable to NuVasive, Inc.	5,751	8,498
Net income per share — basic	0.14	0.20
Net income per share — diluted	0.13	0.20

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through June 30, 2011.

4. Investment in Progentix Orthobiology, B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At June 30, 2012, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.

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

Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At June 30, 2012, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at June 30, 2012, the Company concluded it is not probable that the milestones will be met, therefore the Remaining Shares are not expected to become redeemable. The probability of redemption is reevaluated at each reporting period.

Total assets and liabilities of Progentix included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total current assets	$562	$640
Identifiable intangible assets, net	15,105	15,338
Goodwill	12,654	12,654
Other long-term assets	50	53
Accounts payable & accrued expenses	303	411
Other long-term liabilities	84	—
Deferred tax liabilities, net	3,318	3,318
Noncontrolling interests	10,248	10,705

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2012	2011
Noncontrolling interests at beginning of period	$10,705	$11,877
Net loss attributable to the noncontrolling interests	(457)	(739)

Noncontrolling interests at end of period	$10,248	$11,138

5. Balance Sheet Reserves

The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	June 30, 2012	December 31, 2011
Reserves for accounts receivable and sales returns	$4,111	$3,430
Reserves for excess and obsolete inventory	14,331	12,710

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

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$95	$—	$—	$95
Corporate notes	Less than 1	18,281	2	(12)	18,271
Commercial paper	Less than 1	4,998	—	—	4,998
U.S. government treasury securities	Less than 1	5,015	—	—	5,015
Securities of government-sponsored entities	Less than 1	92,282	17	(22)	92,277

Short-term marketable securities		120,671	19	(34)	120,656

Classified as non-current assets:
Securities of government-sponsored entities	1 to 2	23,719	2	(14)	23,707

Long-term marketable securities		23,719	2	(14)	23,707

Classified as restricted investments:
U.S. government treasury securities	Less than 2	31,162	2	(7)	31,157
Securities of government-sponsored entities	Less than 2	79,101	13	(25)	79,089

Restricted investments		110,263	15	(32)	110,246

Total marketable securities at June 30, 2012		$254,653	$36	$(80)	$254,609

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$526	$—	$—	$526
Corporate notes	Less than 1	21,153	16	(1)	21,168
Commercial paper	Less than 1	5,000	—	—	5,000
U.S. government treasury securities	Less than 1	32,131	11	—	32,142
Securities of government-sponsored entities	Less than 1	87,353	39	—	87,392

Short-term marketable securities		146,163	66	(1)	146,228

Classified as non-current assets:
Securities of government-sponsored entities	1 to 2	32,502	5	(4)	32,503

Long-term marketable securities		32,502	5	(4)	32,503

Classified as restricted investments:
U.S. government treasury securities	Less than 2	12,017	9	—	12,026
Securities of government-sponsored entities	Less than 2	50,880	27	(1)	50,906

Restricted investments		62,897	36	(1)	62,932

Total marketable securities at December 31, 2011		$241,562	$107	$(6)	$241,663

As of June 30, 2012, the Company had no significant investment positions that were in an unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2012 and 2011, respectively.

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$140,706	$140,706	$—	$—
Certificates of deposit	95	95	—	—
Corporate notes	18,271	—	18,271	—
Commercial paper	4,998	—	4,998	—
U.S government treasury securities	36,172	36,172	—	—
Securities of government-sponsored entities	195,073	—	195,073	—

Total cash equivalents, marketable securities and restricted investments	$395,315	$176,973	$218,342	$—

Contingent Consideration:
Acquisition-related liabilities	$(32,290)	$—	$—	$(32,290)

December 31, 2011:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$121,666	$121,666	$—	$—
Certificates of deposit	526	526	—	—
Corporate notes	21,168	—	21,168	—
Commercial paper	5,000	—	5,000	—
U.S government treasury securities	44,168	44,168	—	—
Securities of government-sponsored entities	170,801	—	170,801	—

Total cash equivalents, marketable securities and restricted investments	$363,329	$166,360	$196,969	$—

Contingent Consideration:
Acquisition-related liabilities	$(32,221)	$—	$—	$(32,221)

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the Company’s capital lease obligations approximated their carrying values as of June 30, 2012. The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 8.

Contingent Consideration Liability

In connection with the acquisition of Cervitech®, Inc. (Cervitech) in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM® cervical total disc replacement device receives U.S. Food and Drug Administration approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration was $32.3 million and $31.7 million at June 30, 2012 and December 31, 2011, respectively. Changes in fair value are recorded in the condensed consolidated statements of operations as sales, marketing and administrative expenses.

In connection with an immaterial acquisition in 2010, the Company was required to pay an additional amount not to exceed $3.0 million in the event three specified milestones are met. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach were the interest rate and the probabilities assigned to the milestones being achieved. During the year ended December 31, 2011, approximately $1.8 million related to two of the specified milestones was paid. During the six months ended June 30, 2012, approximately $0.5 million related to the remaining milestone payment was settled and paid.

Derivative Financial Instruments

In June 2011, the Company issued $402.5 million principal amount of 2.75% Senior Convertible Notes due 2017 (the 2017 Notes). Prior to September 28, 2011, the 2017 Notes could only be settled in cash. On September 28, 2011, stockholder approval was obtained to increase the number of the Company’s authorized shares of common stock from 70 million to 120 million. Prior to obtaining stockholder approval, in accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was accounted for as a derivative liability.

In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions (the 2017 Hedge) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. Prior to obtaining the stockholder approval to increase the number of the Company’s authorized shares of common stock discussed above, the 2017 Hedge could only be settled in cash. In accordance with authoritative guidance, the 2017 Hedge was accounted for as a derivative asset.

Prior to their reclassification to stockholders’ equity on September 28, 2011, the 2017 Hedge and the 2017 Notes Embedded Conversion Derivative were classified as Level 3 because these assets and liabilities were not actively traded and were valued using significant unobservable inputs. Significant inputs to these models were the Company’s stock price, risk free interest rate, credit rating, bond yield, and expected volatility of the Company’s stock price. Changes to fair value were recorded in the statement of operations as other income (expense).

The following table sets forth the changes in the estimated fair value for the Company’s assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Assets:
Fair value measurement at beginning of period	$—	$—	$—	$—
Derivative asset purchased	—	80,098	—	80,098

Fair value measurement at end of period	$—	$80,098	$—	$80,098

Liabilities:
Fair value measurement at beginning of period	$32,089	$33,494	$32,221	$33,041
Derivative liability recorded in connection with 2017 Notes	—	88,900	—	88,900
Change in fair value measurement included in operating expenses	201	461	599	914
Contingent consideration settled	—	—	(530)	—

Fair value measurement at end of period	$32,290	$122,855	$32,290	$122,855

7. Goodwill and Intangible Assets

Goodwill and intangible assets as of June 30, 2012 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	11	$37,535	$(12,577)	$24,958
Manufacturing know-how and trade secrets	12	21,370	(7,005)	14,365
Trade name and trademarks	11	9,450	(1,845)	7,605
Customer relationships	9	37,234	(6,874)	30,360

	11	$105,589	$(28,301)	$77,288

Intangible Assets Not Subject to Amortization:
In-process research and development				27,840
Goodwill				160,745

Total intangible assets, net				$265,873

Goodwill and intangible assets as of December 31, 2011 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	11	$37,535	$(10,589)	$26,946
Manufacturing know-how and trade secrets	12	21,389	(6,007)	15,382
Trade name and trademarks	12	6,700	(1,449)	5,251
Customer relationships	9	37,234	(4,513)	32,721

	11	$102,858	$(22,558)	$80,300

Intangible Assets Not Subject to Amortization:
In-process research and development				27,840
Goodwill				159,349

Total intangible assets, net				$267,489

Total expense related to the amortization of intangible assets was $2.9 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively and $5.7 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2012 is set forth in the table below (in thousands):

Remaining 2012	$5,782
2013	11,384
2014	10,376
2015	9,880
2016	9,557
2017	7,242
Thereafter through 2026	23,067

Total future amortization expense	$77,288

8. Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	June 30, 2012	December 31, 2011
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(76,559)	(82,792)

	325,941	319,708
2.25% Senior Convertible Notes due 2013	74,311	74,311

Total Senior Convertible Notes	$400,252	$394,019

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of the 2017 Notes, which includes the issuance of $52.5 million principal amount for the exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes have a stated interest rate of 2.75% and mature on July 1, 2017. Prior to September 28, 2011, the date on which stockholder approval to increase the number of the Company’s authorized shares of common stock from 70 million to 120 million was obtained, the 2017 Notes could only be settled in cash. Subsequent to the receipt of this approval, the 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s election. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, subject to adjustment (which represents an initial conversion price of approximately $42.13 per share).

Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on inputs quoted on active markets, or Level 1 inputs, of the outstanding 2017 Notes at June 30, 2012 is approximately $394.7 million.

Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity. As of June 30, 2012, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.

In accordance with authoritative guidance, the 2017 Notes Embedded Conversion Derivative required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The original debt discount will be recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. At June 30, 2012, the net carrying value of the equity component is $49.3 million.

The interest expense recognized on the 2017 Notes during the three months ended June 30, 2012 includes $2.8 million and $3.1 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2012 includes $5.5 million and $6.2 million for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the offering of the 2017 Notes, the Company entered into the 2017 Hedge with the initial purchasers and/or their affiliates (the 2017 Counterparties) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. Prior to obtaining the stockholder approval to increase the number of the Company’s authorized common shares discussed above, the 2017 Hedge could only be settled in cash and was accounted for as a derivative asset. The cost of the 2017 Hedge was $80.1 million. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative asset was marked to fair value and reclassified to stockholders’ equity. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge.

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

2.25% Senior Convertible Notes due 2013

In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes due 2013 (the 2013 Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the 2013 Notes. The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. At June 30, 2012, approximately $74.3 million of the 2013 Notes’ original aggregate principal amount of $230.0 million remains outstanding.

The Company pays 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any of the 2013 Notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2 inputs, of the outstanding 2013 Notes at June 30, 2012 is approximately $74.2 million.

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

9. Net Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units (RSUs), unvested performance-based restricted stock units (PRSUs), warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed conversion of the Senior Convertible Notes were included in the diluted net income calculation for the three and six months ended June 30, 2012 and 2011 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net income calculation for the three and six months ended June 30, 2012 and 2011 because the inclusion of such shares would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to NuVasive, Inc.	$2,863	$5,380	$3,536	$7,739

Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	43,347	39,786	43,095	39,701
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	231	726	164	682
RSUs and PRSUs	740	356	598	308

Weighted average common shares outstanding for diluted	44,318	40,868	43,857	40,691

Basic net income per share attributable to NuVasive, Inc.	$0.07	$0.14	$0.08	$0.19

Diluted net income per share attributable to NuVasive, Inc.	$0.06	$0.13	$0.08	$0.19

The following weighted outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options and RSUs	5,931	4,874	6,653	5,035
Warrants	14,694	5,141	14,694	5,141
Senior Convertible Notes	11,214	5,141	11,214	5,141

Total	31,839	15,156	32,561	15,317

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

The weighted-average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock Options
Volatility	—	48%	—	49%
Expected term (years)	—	5.4	—	5.4
Risk free interest rate	—	2.0%	—	2.1%
Expected dividend yield	—	0.0%	—	0.0%

ESPP
Volatility	55%	57%	55%	58%
Expected term (years)	1.5	1.2	1.5	1.1
Risk free interest rate	0.2%	0.3%	0.2%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company did not issue any stock options during the three or six months ended June 30, 2012.

The Company issued 26,000 and 32,000 shares of common stock upon exercise of stock options during the three and six months ended June 30, 2012, respectively, and issued 204,000 shares of common stock upon exercise of stock options during the year ended December 31, 2011. The Company issued 27,000 and 250,000 shares of common stock upon the vesting of RSUs during the three and six months ended June 30, 2012, respectively, and issued 158,000 shares of common stock upon the vesting of RSUs during the year ended December 31, 2011.

Performance-Based Restricted Stock Units

In February 2012, the Compensation Committee of the Board of Directors (the Compensation Committee) granted PRSUs to certain senior Company executives that are earned based on the achievement of pre-defined Company-specific performance criteria (Performance Conditions) for the year ended December 31, 2012. Each recipient is eligible to receive between zero and 250% of the target number of shares of Company common stock subject to the applicable award based on the Company’s actual performance in 2012 as measured against the Performance Conditions.

In the first quarter of 2013, the Compensation Committee will determine the number of PRSUs, if any, that will be issued to the recipients based on actual performance in 2012. The PRSUs that are issued in the first quarter of 2013 pursuant to the terms of the applicable award agreements will vest one-third on March 1, 2013, one-third on March 1, 2014 and one-third on March 1, 2015, so long as the recipient is employed by the Company on each such date.

A summary of the Company’s PRSUs award activity for the six months ended June 30, 2012 is as follows:

	Number of Shares	Maximum Shares Eligible to Receive	Average Grant-Date Fair Value
Outstanding at December 31, 2011	—	—	$—
Awarded	314,167	785,418	15.61

Outstanding at June 30, 2012	314,167	785,418	$15.61

Summary of Stock-Based Compensation Expense

The compensation cost that has been included in the condensed consolidated statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales, marketing and administrative expense	$7,737	$7,124	$13,879	$14,459
Research and development expense	592	601	1,057	1,212
Cost of goods sold	16	—	30	—

Total stock-based compensation expense	$8,345	$7,725	$14,966	$15,671

11. Income Taxes

The Company recorded income tax expense of $3.1 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively, and $3.7 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2012 was 55%, which is based on an estimate of the Company’s annual effective income tax rate. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2012 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and certain foreign losses expected to be incurred for which no benefit can be recorded.

There was no material change to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 30, 2012.

12. Business Segment and Product Information

The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.

The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings include allograft (donated human tissue), FormaGraft, a collagen synthetic product, Osteocel Plus, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, all used to aid the spinal fusion process. The Company’s monitoring service offering includes IOM services provided. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Spine Surgery Products	$117,703	$108,303	$232,845	$209,674
Biologics	26,512	24,430	53,625	47,134
Monitoring Service	10,204	233	19,640	624

Total Revenue	$154,419	$132,966	$306,110	$257,432

13. Legal Proceedings

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the U.S. District Court for the Southern District of California (the Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case includes three Medtronic patents and one NuVasive patent and on September 20, 2011, a jury from the U.S. District Court delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict in favor of NuVasive with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties, for which a final appealable judgment was issued on March 2, 2012. Both parties appealed the verdict and Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive’s cross-appeal with the Federal Circuit Court of Appeals. Both appeals are stayed pending resolution of Medtronic’s motion to dismiss. The Federal Circuit has not set a hearing date at this time. Medtronic’s motion in the District Court for a permanent injunction was denied on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining on-going royalties, and no hearings are scheduled at this time. Claim construction in the second phase of the case is currently scheduled for January 2013. The Company entered into an escrow arrangement on April 27, 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s June 30, 2012 condensed consolidated balance sheet. In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on future sales at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, interest and potential ongoing royalties may still be awarded, and at June 30, 2012, the Company cannot estimate a range of additional potential loss.

With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at June 30, 2012.

Trademark Infringement Litigation

In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the “NeuroVision” name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and has consolidated this issue with our appeal of verdict filed on May 6, 2011. Oral argument on the appeal occurred on June 5, 2012 and the Company anticipates a ruling within six to nine months. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. These funds are included in restricted cash and investments on the Company’s June 30, 2012 condensed consolidated balance sheet. Any payment of damages will be delayed while the appeals process runs its course. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the District Court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. At June 30, 2012, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

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

With a foundation as the pioneer of lateral access spine surgery, we went on to build an entire spine franchise and are now the 4th largest player in the $7.6 billion global spine market. Our currently-marketed portfolio boasts over 75 innovative products that enable surgeons to treat the entire spine and to address almost any spine pathology with either minimally invasive or more traditional open approaches. The breadth and depth of our portfolio has established NuVasive as a key player in the spine market, affording our ability to effectively participate in new vendor negotiations as a top 4 global spine company. That capability comes at an opportune time when hospitals are limiting vendor relationships to between three to five vendors for their spine product needs.

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

On October 7, 2011, we closed the acquisition of Impulse Monitoring, Inc. (Impulse Monitoring), a company which provides intra-operative monitoring (IOM) services for the nervous system during spine and other surgeries. The acquisition complements our existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF procedure safe and reproducible. As the strategic rationale behind the acquisition plays out, we believe that the penetration of XLIF will increase as the technical superiority of our nerve monitoring systems and the power of integrated neuromonitoring drive surgeon conversion.

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

Results of Operations

Revenue

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:
Spine Surgery Products	$117,703	$108,303
Biologics	26,512	24,430
Monitoring Service	10,204	233

Total Revenue	$154,419	$132,966	$21,453	16%

Six months ended:
Spine Surgery Products	$232,845	$209,674
Biologics	53,625	47,134
Monitoring Service	19,640	624

Total Revenue	$306,110	$257,432	$48,678	19%

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

The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our XLIF procedure and deeper penetration into existing accounts and our newer international markets as our sales force executes on the strategy of selling the full mix of our products. However, recent changes in payer and hospital behavior in the United States have created less predictability in the lumbar portion of the spine market and impacted the overall spine market’s growth rate. We believe that our growth in revenue in 2012 will come from market share gains related to the market shift toward less invasive spinal surgery, our biologics product line, our fixation systems, and the benefit of an entire fiscal year of revenue from our IOM service business as a result of the Impulse Monitoring acquisition.

Our total revenues increased $21.5 million and $48.7 million in the three and six months ended June 30, 2012, respectively, representing total revenue growth of 16% and 19% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Revenue from our Spine Surgery Products increased $9.4 million and $23.2 million, or 9% and 11%, in the three and six months ended June 30, 2012, respectively compared to the same periods in 2011. Revenue from our Biologics product line increased $2.1 million and $6.5 million, or 9% and 14%, in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Revenue from Monitoring Service increased to $10.2 million and $19.6 million in the three and six months ended June 30, 2012, respectively, from $0.2 million and $0.6 million in the same periods in 2011. Total Spine Surgery Products and Biologics revenues were impacted by small unfavorable changes in price of approximately 1% in both the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Cost of Goods Sold, excluding amortization of purchased technology

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended	$36,534	$25,508	$11,026	43%
% of revenue	24%	19%
Six months ended	$73,467	$49,034	$24,433	50%
% of revenue	24%	19%

Cost of goods sold consists of costs of purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM service, which includes personnel and physician oversight costs.

Cost of goods sold as a percentage of revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily related to estimated royalty expense accruals associated with the judgment in the Medtronic litigation and higher costs as a percentage of revenue associated with monitoring service revenues.

We expect cost of goods sold, as a percentage of revenue, to approximate current levels for the remainder of 2012.

Operating Expenses

Sales, Marketing and Administrative

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended	$92,346	$84,323	$8,023	10%
% of revenue	60%	63%
Six months ended	$186,617	$168,543	$18,074	11%
% of revenue	61%	65%

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

The increases in sales, marketing and administrative expenses principally result from growth in our revenue and the overall growth of the Company, including: expenses that tend to vary based on revenue such as commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount, distribution and customer support headcount, and shipping; expenses associated with investments in our worldwide infrastructure such as operating systems and real estate; and non-sales related headcount growth, including Impulse Monitoring. As a percentage of revenue, sales, marketing and administrative expenses decreased for the three and six months ended June 30, 2012 compared to the same periods in 2011, as a result of increased operating leverage in our expenses relative to the 16% and 19% growth in revenue for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, and the addition of Impulse Monitoring, which has a lower sales, marketing and administrative expense profile than the rest of Nuvasive, as well as lower legal expenses incurred in connection with the Medtronic litigation and acquisition-related costs.

Costs that tend to vary based on revenue increased $3.8 million and $12.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. This increase is less than our increased revenue growth of 16% and 19% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 due primarily to operational efficiencies achieved during the three months ended June 30, 2012.

Compensation and other shareowner related expenses for our marketing and administrative support functions increased $2.5 million and $5.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, resulting from additions to our headcount, including Impulse Monitoring shareowners, and an increase in performance-based compensation.

In addition to the above, we continued to make significant investments in our Japanese operations. This investment, along with increased equipment expenses resulting from our overall headcount growth, represented increases of $1.0 million and $1.7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Further, stock-based compensation increased $0.6 million for the three months ended June 30, 2012 compared to the same period in 2011, primarily attributed to compensation recorded on awards that are marked to fair value at each reporting period.

Slightly offsetting the increases discussed above, legal expenses incurred in connection with the Medtronic litigation decreased $0.8 million and $2.4 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Further, acquisition-related costs decreased $0.6 million and $0.7 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily attributable to expenses incurred in connection with our acquisition of Impulse Monitoring in October 2011. In addition, stock-based compensation decreased $0.6 million for the six months ended June 30, 2012 compared to the same period in 2011, primarily attributed to the timing of annual grants in the current year as compared to the prior year.

We currently expect for the remainder of 2012 and on a long-term basis, total sales, marketing and administrative costs, as a percentage of revenue, to continue to decrease moderately.

Research and Development

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended	$ 9,604	$10,258	$ (654)	(6)%
% of revenue	6%	8%
Six months ended	$19,999	$21,027	$(1,028)	(5)%
% of revenue	7%	8%

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

Expenses incurred in connection with various clinical trials and studies and other non-shareowner related research activities decreased $0.7 million and $1.0 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

We expect total research and development costs, as a percentage of revenue, to remain consistent at current levels in support of our ongoing development and planned clinical trial and study related activities for the remainder of 2012.

Amortization of Intangible Assets

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:	$2,903	$1,395	$1,508	108%
% of total revenue	2%	1%
Six months ended:	$5,749	$2,737	$3,012	110%
% of total revenue	2%	1%

Amortization expense increased $1.5 million and $3.0 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to the acquisition of Impulse Monitoring in October 2011 and intangible assets acquired subsequent to June 30, 2011.

We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.

Interest and Other Expense, Net

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:
Interest income	$204	$151
Interest expense	(6,972)	(1,915)
Other (expense) income, net	(551)	80

Total interest and other expense, net	$(7,319)	$(1,684)	$(5,635)	335%

% of revenue	5%	1%
Six months ended:
Interest income	$412	$334
Interest expense	(13,797)	(3,686)
Other (expense) income, net	(114)	577

Total interest and other expense, net	$(13,499)	$(2,775)	$(10,724)	386%

% of revenue	4%	1%

Interest and other expense, net, consists principally of interest expense incurred on our outstanding $476.8 million Senior Convertible Notes, offset by income earned on marketable securities and other (expense) income items. The $5.6 million and $10.7 million net increases in total interest and other expense in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, is primarily due to an increase in interest expense resulting from the additional cash and non-cash interest expense associated with the 2017 Notes offering, which closed in June 2011.

Interest and other expense, net, is expected to approximate current levels for the remainder of 2012 as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering.

Income Tax Expense

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:	$3,103	$4,776	$(1,673)	(35)%
Effective income tax rate	54%	49%
Six months ended:	$3,700	$6,316	$(2,616)	(41)%
Effective income tax rate	55%	47%

We recorded income tax expense of $3.1 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively, and $3.7 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2012 was 55% compared to 47% for the six months ended June 30, 2011, which is based on an estimate of our annual effective income tax rate. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. Our annual effective income tax rate for 2012 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and certain foreign losses expected to be incurred for which no benefit can be recorded.

Stock-Based Compensation

	June 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$7,737	$7,124
Research and development expense	592	601
Cost of goods sold	16	—

Total stock-based compensation expense	$8,345	$7,725	$620	8%

% of revenue	5%	6%
Six months ended:
Sales, marketing and administrative expense	$13,879	$14,459
Research and development expense	1,057	1,212
Cost of goods sold	30	—

Total stock-based compensation expense	$14,966	$15,671	$(705)	(4)%

% of revenue	5%	6%

Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The increase in stock-based compensation of approximately $0.6 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily attributed to compensation recorded on equity awards that are marked to fair value at each reporting period. The decrease in stock-based compensation of approximately $0.7 million for the six months ended June 30, 3012, compared to the same period in 2011, is primarily attributed to the timing of annual grants in the current year as compared to the prior year.

Liquidity, Cash Flows and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financings issued in March 2008 and June 2011.

In March 2008, we issued $230.0 million principal amount of 2.25% Senior Convertible Notes due 2013 (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. At June 30, 2012, approximately $74.3 million of the 2013 Notes remain outstanding. Any 2013 Notes not converted prior to March 15, 2013, the maturity date, will be paid in cash.

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

As more fully discussed in Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in June 2011 we escrowed $62.5 million of cash and investments for the judgment against us in connection with the NeuroVision trademark infringement litigation. These funds are included in restricted cash and investments in our June 30, 2012 condensed consolidated balance sheet.

Additionally, in connection with the Medtronic litigation, a jury from the U.S. District Court, delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our June 30, 2012 condensed consolidated balance sheet.

Cash, cash equivalents and marketable securities was $265.5 million and $342.2 million at June 30, 2012 and December 31, 2011, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, and the outcome of current and future litigation. At June 30, 2012, we have cash and investments totaling $181.8 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	June 30,
	2012	2011	$ Change
Six months ended:
Cash provided by operating activities	$65,759	$27,694	$38,065
Cash (used in) provided by investing activities	(111,461)	21,597	(133,058)
Cash provided by financing activities	3,336	363,126	(359,790)
Effect of exchange rate changes on cash	30	70	(40)

(Decrease) increase in cash and cash equivalents	$(42,336)	$412,487	$(454,823)

Cash flows from operating activities

Cash provided by operating activities was $65.8 million for the six months ended June 30, 2012, as compared to $27.7 million for the same period in 2011. The $38.1 million increase in cash provided by operating activities for the six months ended June 30, 2012 as compared to the same period in 2011 is due to an increase in net income, adjusted for noncash items, a decrease in amounts paid for other current assets, including a refund of $11.2 million relating to an overpayment at December 31, 2011, decreased payments related to accounts payable and accrued liabilities, and increased collections on outstanding accounts receivable.

Cash flows from investing activities

Cash used in investing activities was $111.5 million for the six months ended June 30, 2012, as compared to cash provided by investing activities of $21.6 million for the same period in 2011. The $133.1 million increase in cash used in investing activities for the six months ended June 30, 2012 as compared to the same period in 2011 is primarily due to an increase in our purchases of restricted investments as a result of the escrow arrangement entered into in April 2012 related to the Medtronic litigation.

Cash flows from financing activities

Cash provided by financing activities was $3.3 million for the six months ended June 30, 2012, as compared to $363.1 million for the same period in 2011. The $359.8 million decrease in cash provided by financing activities for the six months ended June 30, 2012 as compared to the same period in 2011 is primarily due to net proceeds totaling approximately $359.2 million from the issuance of $402.5 million Senior Convertible Notes in June 2011 that was not repeated in 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, stock-based compensation, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and there have been no material changes during the six months ended June 30, 2012 except as follows:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2012. Based on such evaluation, our management has concluded that as of June 30, 2012, the Company’s disclosure controls and procedures are effective.

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

Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict in favor of NuVasive with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties, for which a final appealable judgment was issued on March 2, 2012. Both parties appealed the verdict and Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive’s cross-appeal with the Federal Circuit Court of Appeals. Medtronic’s motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining on-going royalties, and no hearings are scheduled at this time. Claim construction in the second phase of the case is currently scheduled for January 2013. The Company entered into an escrow arrangement on April 27, 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s June 30, 2012 condensed consolidated balance sheet. In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on future sales at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest and potential ongoing royalties may still be awarded, and at June 30, 2012, the Company cannot estimate a range of additional potential loss.

With respect to the favorable verdict delivered regarding the NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at June 30, 2012.

Trademark Infringement Litigation

In September 2009, NMP filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the “NeuroVision” name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and has consolidated this issue with our appeal of the verdict filed on May 6, 2011. Oral argument on the appeal occurred on June 5, 2012 and the Company anticipates a ruling within six to nine months. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. Any payment of damages will be delayed while the appeals process runs its course. The Company continues to believe that the verdict is not supported by the facts or by applicable law. The Company, based on its own assessment as well as that of outside counsel, believes that the District Court committed a number of prejudicial legal errors and that these errors were significant, making the possibility of reversal of the judgment on appeal and/or a new trial probable. Accordingly, at June 30, 2012, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

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

On August 18, 2008, Medtronic filed suit against NuVasive in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began on August 20, 2011 and on September 20, 2011 a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to a NuVasive patent. Judgment was entered by the District Court on September 29, 2011. The jury awarded monetary damages of approximately $0.7 million to NuVasive which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. Medtronic sought a permanent injunction against us with respect to the sale of our CoRoent XL, MaXcess Retractor and Helix ACP Cervical Plate. The District Court denied the motion; provided, however, Medtronic may continue to seek an injunction and may appeal the District Court’s denial of their request. Additional damages, including interest and potential ongoing royalties may still be awarded. A final appealable judgment was received on March 2, 2012. While we appealed the unfavorable verdict to the Federal Circuit Court of Appeals, we were required to secure the amount of the judgment, plus prejudgment interest, which could result in a material reduction in the liquidity required to run or grow our business. Should the Company lose its appeal or should the District Court ultimately award a much higher ongoing royalty rate, our ability to generate profits and cash flow, and, as a result, to invest in and grow our business, including the investment into new and innovative technologies may suffer.

Risks Related to Our Financial Results and Need for Financing

The current adverse global economic conditions may adversely affect our liquidity and the liquidity of our customers.

At June 30, 2012, we had approximately $265.5 million in cash, cash equivalents and marketable securities. In June 2011, we entered into an escrow arrangement in connection with the NeuroVision trademark infringement litigation and have transferred $62.5 million of our cash and investments into a restricted escrow account. In May 2012, we entered into an escrow arrangement in connection with the Medtronic litigation and have transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during the pendency of our appeal of the judgment. This could result in a material reduction in the liquidity available to run or grow our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1	2004 Amended and Restated Equity Incentive Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVASIVE, INC.

Date: July 26, 2012

	By:	/s/ ALEXIS V. LUKIANOV
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: July 26, 2012

	By:	/s/ MICHAEL J. LAMBERT
Michael J. Lambert
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1	2004 Amended and Restated Equity Incentive Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.