Form 10-Q
period 2012-09-30
NUVASIVE INC
filed 2012-10-25
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 19, 2012, there were 43,527,640 shares of the registrant’s common stock outstanding.

NUVASIVE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,731	$163,492
Short-term marketable securities	134,899	146,228
Accounts receivable, net	78,140	87,736
Inventory	132,958	119,313
Deferred tax assets, current	54,550	54,550
Prepaid expenses and other current assets	7,264	20,518

Total current assets	515,542	591,837
Property and equipment, net	131,158	124,754
Long-term marketable securities	42,416	32,503
Intangible assets, net	105,086	108,140
Goodwill	162,333	159,349
Deferred tax assets	19,857	19,857
Restricted cash and investments	182,067	68,600
Other assets	26,169	18,522

Total assets	$1,184,628	$1,123,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,498	$51,744
Accrued payroll and related expenses	22,527	22,215
Litigation liability	—	101,200
Acquisition-related liabilities	32,389	32,221
Senior Convertible Notes, current	74,311	—

Total current liabilities	192,725	207,380
Senior Convertible Notes	329,143	394,019
Deferred tax liabilities	4,180	3,952
Litigation liability	101,200	—
Other long-term liabilities	15,581	13,461
Commitments and contingencies
Noncontrolling interests	10,033	10,705
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized, 43,505 and 42,455 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	44	42
Additional paid-in capital	705,931	674,790
Accumulated other comprehensive income	1,166	477
Accumulated deficit	(175,375)	(181,264)

Total stockholders’ equity	531,766	494,045

Total liabilities and stockholders’ equity	$1,184,628	$1,123,562

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$148,391	$132,880	$454,501	$390,312
Cost of goods sold (excluding amortization of purchased technology)	37,746	26,015	111,213	75,049

Gross profit	110,645	106,865	343,288	315,263
Operating expenses:
Sales, marketing and administrative	87,052	85,482	273,669	254,025
Research and development	7,933	10,092	27,932	31,119
Amortization of intangible assets	3,081	1,504	8,830	4,241
Litigation award	—	101,200	—	101,200

Total operating expenses	98,066	198,278	310,431	390,585

Interest and other expense, net:
Interest income	249	257	661	591
Interest expense	(6,885)	(7,276)	(20,682)	(10,962)
Other income, net	260	1,726	146	2,303

Total interest and other expense, net	(6,376)	(5,293)	(19,875)	(8,068)

Income (loss) before income tax expense	6,203	(96,706)	12,982	(83,390)
Income tax expense (benefit)	4,064	(29,031)	7,764	(22,715)

Consolidated net income (loss)	$2,139	$(67,675)	$5,218	$(60,675)

Net loss attributable to noncontrolling interests	$(215)	$(123)	$(672)	$(862)

Net income (loss) attributable to NuVasive, Inc.	$2,354	$(67,552)	$5,890	$(59,813)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.05	$(1.69)	$0.14	$(1.50)

Diluted	$0.05	$(1.69)	$0.13	$(1.50)

Weighted average shares outstanding:
Basic	43,488	39,892	43,227	39,766

Diluted	44,735	39,892	44,151	39,766

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income (loss)	$2,139	$(67,675)	$5,218	$(60,675)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	102	11	(43)	36
Translation adjustments	1,029	(1,763)	732	(707)

Total consolidated comprehensive income (loss)	3,270	(69,427)	5,907	(61,346)
Plus: Net loss attributable to noncontrolling interests	215	123	672	862

Comprehensive income (loss) attributable to NuVasive, Inc.	$3,485	$(69,304)	$6,579	$(60,484)

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Consolidated net income (loss)	$5,218	$(60,675)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,237	24,847
Amortization of debt discount	9,435	3,076
Amortization of debt issuance costs	1,386	2,588
Stock-based compensation	20,400	23,789
Allowance for excess and obsolete inventory, net of write-offs	2,000	4,642
Allowance for doubtful accounts and sales return reserves	816	1,261
Accretion of contingent consideration	708	587
Gain recognized on change in fair value of derivatives	—	(2,387)
Deferred income tax expense	—	6,238
Other non-cash adjustments	4,294	3,545
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,421	(3,152)
Inventory	(14,222)	(19,933)
Prepaid expenses and other current assets	13,582	(1,061)
Accounts payable and accrued liabilities	4,474	504
Litigation liability	—	101,200
Accrued payroll and related expenses	(269)	584
Income taxes payable	5,006	(32,237)

Net cash provided by operating activities	99,486	53,416
Investing activities:
Cash paid for business and asset acquisitions	(9,838)	(1,100)
Purchases of property and equipment	(35,706)	(39,435)
Purchases of marketable securities	(192,759)	(244,209)
Sales of marketable securities	193,035	124,205
Purchases of restricted investments	(113,331)	(4,535)
Payment for specific rights in connection with supply agreement, net of refund received	—	(5,000)

Net cash used in investing activities	(158,599)	(170,074)
Financing activities:
Proceeds from the sale of warrants	—	47,898
Proceeds from the issuance of convertible debt, net of issuance costs	—	391,334
Purchase of convertible note hedges	—	(80,097)
Repurchase of 2013 Senior Convertible Notes	—	(118,702)
Proceeds from the issuance of common stock	3,183	4,461
Other assets	132	(349)
Tax benefits related to stock-based compensation awards	—	638

Net cash provided by financing activities	3,315	245,183
Effect of exchange rate changes on cash	37	(179)

(Decrease) increase in cash and cash equivalents	(55,761)	128,346
Cash and cash equivalents at beginning of period	163,492	92,597

Cash and cash equivalents at end of period	$107,731	$220,943

Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with asset acquisitions	$7,560	$—

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

The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who purchase disposables and implants for use in individual procedures. In addition, for larger customers, the Company’s proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. Implants and disposables are shipped from the Company’s inventories. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and nerve monitoring systems to hospitals.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Additionally, the unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for three and nine months ended September 30, 2012 and 2011 include the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB). All significant intercompany balances and transactions have been eliminated in consolidation.

As a result of the October 2011 acquisition of Impulse Monitoring, the Company maintains a contractual relationship with several physician practices (PCs) whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs. As of September 30, 2012 and December 31, 2011, the associated PCs are American Neuromonitoring Associates, P.C.; Pacific Neuromonitoring Associates, Inc.; Keystone Neuromonitoring Associates, P.C.; North Pacific Neuromonitoring Associates, P.C.; and Midwest Neuromonitoring Associates, Inc. Under the management services agreements, the Company provides all non-medical services to the PCs in return for a management fee that is settled on a monthly basis. The management services include management reporting, billing and collections of all charges for medical services provided and all administrative support to the PCs. Pursuant to existing guidance issued by the FASB, these represent variable interest entities for which the Company is the primary beneficiary, and the accompanying unaudited condensed consolidated financial statements include the accounts of the PCs from the date of acquisition.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in NuVasive’s Annual Report on Form 10-K filed with the SEC. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Reclassifications

Certain reclassifications have been made to prior period condensed consolidated financial statements and notes to conform to the current year presentation.

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

The allocation of the purchase price was based on management’s valuation of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed as of the Closing Date. The following table summarizes the allocation of the purchase price (in thousands):

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

Results of Operations

The accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012 reflect the operating results of Impulse Monitoring since the date of the acquisition. The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the Impulse Monitoring acquisition had occurred as of January 1, 2010. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred as of January 1, 2010, or of future results of operations. Assuming the Impulse Monitoring acquisition occurred as of January 1, 2010, the pro forma unaudited results of operations would have been as follows (in thousands, except per share data):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$143,211	$419,401
Net loss attributable to NuVasive, Inc.	(66,426)	(57,882)
Net loss per share — basic and diluted	(1.57)	(1.37)

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through September 30, 2011.

4. Investment in Progentix Orthobiology, B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At September 30, 2012, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.

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

Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At September 30, 2012, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at September 30, 2012, the Company concluded it is not probable that the milestones will be met, therefore the Remaining Shares are not expected to become redeemable. The probability of redemption is reevaluated at each reporting period.

Total assets and liabilities of Progentix included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2012	December 31, 2011
Total current assets	$623	$640
Identifiable intangible assets, net	14,988	15,338
Goodwill	12,654	12,654
Other long-term assets	48	53
Accounts payable & accrued expenses	359	411
Other long-term liabilities	86	—
Deferred tax liabilities, net	3,318	3,318
Noncontrolling interests	10,033	10,705

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Nine Months Ended September 30,
	2012	2011
Noncontrolling interests at beginning of period	$10,705	$11,877
Net loss attributable to the noncontrolling interests	(672)	(862)

Noncontrolling interests at end of period	$10,033	$11,015

5. Balance Sheet Reserves

The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	September 30, 2012	December 31, 2011
Reserves for accounts receivable and sales returns	$4,093	$3,430
Reserves for excess and obsolete inventory	14,763	12,710

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

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$1,299	$—	$—	$1,299
Corporate notes	Less than 1	27,777	7	(1)	27,783
Commercial paper	Less than 1	14,986	1	—	14,987
U.S. government treasury securities	Less than 1	5,009	1	—	5,010
Securities of government-sponsored entities	Less than 1	85,800	21	(1)	85,820

Short-term marketable securities		134,871	30	(2)	134,899

Classified as non-current assets:
Certificates of deposit	1 to 2	142	—	—	142
Corporate notes	1 to 2	10,162	3	(6)	10,159
U.S. government treasury securities	1 to 2	2,547	—	—	2,547
Securities of government-sponsored entities	1 to 2	29,568	3	(3)	29,568

Long-term marketable securities		42,419	6	(9)	42,416

Classified as restricted investments:
U.S. government treasury securities	Less than 2	49,894	6	(1)	49,899
Securities of government-sponsored entities	Less than 2	98,684	32	(4)	98,712

Restricted investments		148,578	38	(5)	148,611

Total marketable securities at September 30, 2012		$325,868	$74	$(16)	$325,926

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$526	$—	$—	$526
Corporate notes	Less than 1	21,153	16	(1)	21,168
Commercial paper	Less than 1	5,000	—	—	5,000
U.S. government treasury securities	Less than 1	32,131	11	—	32,142
Securities of government-sponsored entities	Less than 1	87,353	39	—	87,392

Short-term marketable securities		146,163	66	(1)	146,228

Classified as non-current assets:
Securities of government-sponsored entities	1 to 2	32,502	5	(4)	32,503

Long-term marketable securities		32,502	5	(4)	32,503

Classified as restricted investments:
U.S. government treasury securities	Less than 2	12,017	9	—	12,026
Securities of government-sponsored entities	Less than 2	50,880	27	(1)	50,906

Restricted investments		62,897	36	(1)	62,932

Total marketable securities at December 31, 2011		$241,562	$107	$(6)	$241,663

As of September 30, 2012, the Company had no significant investment positions that were in an unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 and no transfers to or from Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2012 and 2011, respectively.

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$71,077	$71,077	$—	$—
Certificates of deposit	1,441	1,441	—	—
Corporate notes	37,942	—	37,942	—
Commercial paper	14,987	—	14,987	—
U.S government treasury securities	57,456	57,456	—	—
Securities of government-sponsored entities	214,100	—	214,100	—

Total cash equivalents, marketable securities and restricted investments	$397,003	$129,974	$267,029	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(32,389)	$—	$—	$(32,389)
Acquisition-related liabilities, non-current	(1,029)	—	—	(1,029)

Total contingent consideration	$(33,418)	$—	$—	$(33,418)

December 31, 2011:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$121,666	$121,666	$—	$—
Certificates of deposit	526	526	—	—
Corporate notes	21,168	—	21,168	—
Commercial paper	5,000	—	5,000	—
U.S government treasury securities	44,168	44,168	—	—
Securities of government-sponsored entities	170,801	—	170,801	—

Total cash equivalents, marketable securities and restricted investments	$363,329	$166,360	$196,969	$—

Contingent Consideration:
Acquisition-related liabilities	$(32,221)	$—	$—	$(32,221)

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the Company’s capital lease obligations approximated their carrying values as of September 30, 2012. The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 8.

Contingent Consideration Liability

In connection with the acquisition of Cervitech®, Inc. (Cervitech) in May 2009, the Company is required to pay an additional amount not to exceed $33.0 million in the event that the PCM® cervical total disc replacement device receives U.S. Food and Drug Administration approval. The fair value of the contingent consideration is determined using a probability-weighted discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. Based on the expected timing of the milestone being achieved, the estimated fair value of the contingent consideration was $32.4 million and $31.7 million at September 30, 2012 and December 31, 2011, respectively. Changes in fair value are recorded in the condensed consolidated statements of operations as sales, marketing and administrative expenses.

In connection with an immaterial acquisition during the three months ended September 30, 2012, the Company is required to pay an amount not to exceed €2.0 million in the event two specified revenue-based milestones are met. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Based on these assumptions, the estimated fair value of the contingent consideration totaled $1.0 million at September 30, 2012 and is included in other long-term liabilities in the September 30, 2012 condensed consolidated balance sheet. Changes in fair value are recorded in the condensed consolidated statements of operations as sales, marketing and administrative expenses.

In addition, during the nine months ended September 30, 2012 and 2011, the Company settled approximately $1.8 million and $0.5 million, respectively, related to contingent consideration recorded in connection with an immaterial acquisition which occurred in 2010.

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

Prior to their reclassification to stockholders’ equity on September 28, 2011, the 2017 Hedge and the 2017 Notes Embedded Conversion Derivative were classified as Level 3 because these assets and liabilities were not actively traded and were valued using significant unobservable inputs. Significant inputs to these models were the Company’s stock price, risk free interest rate, credit rating, bond yield, and expected volatility of the Company’s stock price. During the three and nine months ended September 30, 2011, the Company recognized non-cash income of approximately $2.4 million related to the net change in the fair values of the derivative liability and asset. This $2.4 million consists of a $39.5 million gain related to the change in the fair value of the derivative liability and a loss of $37.1 million related to the change in fair value of the derivative asset. Gains and losses were recorded in the statement of operations as other income, net.

The following table sets forth the changes in the estimated fair value for the Company’s assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Assets:
Fair value measurement at beginning of period	$—	$80,098	$—	$—
Derivative asset purchased	—	—	—	80,098
Change in fair value measurement included in operating expenses and other income (expense)	—	(37,124)	—	(37,124)
Derivative asset reclassified to stockholders’ equity	—	(42,974)	—	(42,974)

Fair value measurement at end of period	$—	$—	$—	$—

Liabilities:
Fair value measurement at beginning of period	$32,290	$122,855	$32,221	$33,041
Derivative liability recorded in connection with 2017 Notes	—	—	—	88,900
Contingent consideration liability recorded upon acquisition	1,019	—	1,019	—
Change in fair value measurement included in operating expenses and other income (expense)	109	(39,837)	708	(38,923)
Derivative liability reclassified to stockholders’ equity	—	(49,390)	—	(49,390)
Contingent consideration settled	—	(1,800)	(530)	(1,800)

Fair value measurement at end of period	$33,418	$31,828	$33,418	$31,828

7. Goodwill and Intangible Assets

Goodwill and intangible assets as of September 30, 2012 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	11	$38,178	$(13,594)	$24,584
Manufacturing know-how and trade secrets	12	21,685	(7,530)	14,155
Trade name and trademarks	11	9,450	(2,088)	7,362
Customer relationships	9	39,321	(8,176)	31,145

	11	$108,634	$(31,388)	$77,246

Intangible Assets Not Subject to Amortization:
In-process research and development				27,840
Goodwill				162,333

Total intangible assets, net				$267,419

Goodwill and intangible assets as of December 31, 2011 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	11	$37,535	$(10,589)	$26,946
Manufacturing know-how and trade secrets	12	21,389	(6,007)	15,382
Trade name and trademarks	12	6,700	(1,449)	5,251
Customer relationships	9	37,234	(4,513)	32,721

	11	$102,858	$(22,558)	$80,300

Intangible Assets Not Subject to Amortization:
In-process research and development				27,840
Goodwill				159,349

Total intangible assets, net				$267,489

Total expense related to the amortization of intangible assets was $3.1 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively and $8.8 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2012 is set forth in the table below (in thousands):

Remaining 2012	$3,254
2013	12,974
2014	10,649
2015	10,122
2016	9,730
2017	7,387
Thereafter through 2026	23,130

Total future amortization expense	$77,246

8. Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	September 30, 2012	December 31, 2011
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(73,357)	(82,792)

	329,143	319,708
2.25% Senior Convertible Notes due 2013	74,311	74,311

Total Senior Convertible Notes	$403,454	$394,019

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

Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on inputs quoted on active markets, or Level 1 inputs, of the outstanding 2017 Notes at September 30, 2012 is approximately $383.9 million.

Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity. As of September 30, 2012, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.

Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.

In accordance with authoritative guidance, the 2017 Notes Embedded Conversion Derivative required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The original debt discount is being recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. At September 30, 2012, the net carrying value of the equity component is $49.3 million.

The interest expense recognized on the 2017 Notes during the three months ended September 30, 2012 includes $2.8 million and $3.2 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2012 includes $8.3 million and $9.4 million for the contractual coupon interest and the accretion of the debt discount, respectively.

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

2.25% Senior Convertible Notes due 2013

In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes due 2013 (the 2013 Notes), which includes the subsequent exercise of the initial purchasers’ option to purchase an additional $30.0 million aggregate principal amount of the 2013 Notes. The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. At September 30, 2012, approximately $74.3 million of the 2013 Notes’ original aggregate principal amount of $230.0 million remains outstanding.

The Company pays 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any of the 2013 Notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2 inputs, of the outstanding 2013 Notes at September 30, 2012 is approximately $74.0 million.

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

9. Net Income (Loss) Per Share

The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units (RSUs), unvested performance-based restricted stock units (PRSUs), warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed conversion of the Senior Convertible Notes were included in the diluted net income (loss) calculation for the three and nine months ended September 30, 2012 and 2011 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net income (loss) calculation for the three and nine months ended September 30, 2012 and 2011 because the inclusion of such shares would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$2,354	$(67,552)	$5,890	$(59,813)

Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	43,488	39,892	43,227	39,766
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	317	—	215	—
RSUs and PRSUs	930	—	709	—

Weighted average common shares outstanding for diluted	44,735	39,892	44,151	39,766

Basic net income (loss) per share attributable to NuVasive, Inc.	$0.05	$(1.69)	$0.14	$(1.50)

Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.05	$(1.69)	$0.13	$(1.50)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options and RSUs	5,921	6,223	6,047	6,076
Warrants	14,694	5,141	14,694	5,141
Senior Convertible Notes	11,214	13,172	11,214	7,917

Total	31,829	24,536	31,955	19,134

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

The weighted-average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options
Volatility	—	49%	—	49%
Expected term (years)	—	5.0	—	5.3
Risk free interest rate	—	1.8%	—	2.1%
Expected dividend yield	—	0.0%	—	0.0%

ESPP
Volatility	55%	55%	55%	58%
Expected term (years)	1.6	1.4	1.5	1.2
Risk free interest rate	0.2%	0.3%	0.2%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company did not issue any stock options during the three or nine months ended September 30, 2012.

The Company issued 6,000 and 38,000 shares of common stock upon exercise of stock options during the three and nine months ended September 30, 2012, respectively, and issued 204,000 shares of common stock upon exercise of stock options during the year ended December 31, 2011. The Company issued 58,000 and 308,000 shares of common stock upon the vesting of RSUs during the three and nine months ended September 30, 2012, respectively, and issued 158,000 shares of common stock upon the vesting of RSUs during the year ended December 31, 2011.

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

A summary of the Company’s PRSUs award activity for the nine months ended September 30, 2012 is as follows:

	Number of Shares	Maximum Shares Eligible to Be Issued	Average Grant-Date Fair Value
Outstanding at December 31, 2011	—	—	$—
Awarded	314,167	785,418	15.61

Outstanding at September 30, 2012	314,167	785,418	$15.61

Summary of Stock-Based Compensation Expense

The compensation cost that has been included in the condensed consolidated statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales, marketing and administrative expense	$4,844	$7,497	$18,723	$21,956
Research and development expense	567	621	1,624	1,833
Cost of goods sold	23	—	53	—

Total stock-based compensation expense	$5,434	$8,118	$20,400	$23,789

11. Income Taxes

The Company recorded income tax expense of $4.1 million and an income tax benefit of $29.0 million for the three months ended September 30, 2012 and 2011, respectively, and recorded income tax expense of $7.8 million and an income tax benefit of $22.7 million for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 was 60%, which is based on an estimate of the Company’s annual effective income tax rate. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2012 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and certain foreign losses expected to be incurred for which no benefit can be recorded.

There was no material change to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 30, 2012.

12. Business Segment and Product Information

The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company’s assets and sales are in the United States.

The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings include allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, all used to aid the spinal fusion process. The Company’s monitoring service offering includes IOM services provided. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Spine Surgery Products	$112,611	$106,903	$344,050	$316,458
Biologics	26,137	25,692	81,168	72,945
Monitoring Service	9,643	285	29,283	909

Total Revenue	$148,391	$132,880	$454,501	$390,312

13. Legal Proceedings

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the U.S. District Court for the Southern District of California (the Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one NuVasive patent and on September 20, 2011, a jury from the U.S. District Court delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties. Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012. Both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive’s cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalty rates must be determined by the District Court prior to the appeal going forward. As a result, the appeal in the Federal Circuit is temporarily dismissed while the post-verdict royalty rate is resolved by the District Court. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining the post-verdict royalty rate, and no hearings are scheduled at this time. The Company entered into an escrow arrangement in April 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s September 30, 2012 condensed consolidated balance sheet.

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on sales subsequent to the verdict at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, interest and potential ongoing royalties may still be awarded, and at September 30, 2012, the Company cannot estimate a range of additional potential loss.

With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at September 30, 2012.

The second phase of the case pending in the Southern District of California currently involves one Medtronic Patent, and claim construction is currently scheduled for January 2013. On August 17, 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) and NuVasive’s Osteocel® Plus bone graft product infringe two additional Medtronic Patents not asserted in the Southern District of California. On August 28, 2012, Medtronic amended its complaint alleging that NuVasive’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of yet another Medtronic Patent. The Company denies infringing any valid claims of these additional patents and on September 4, 2012, the Company filed a motion to extend the time to respond to the complaint and transfer the case to the Southern District of California. The Indiana District Court granted the Company’s motion to extend the time to respond, but has not provided a date for determining whether to transfer the case.

At September 30, 2012, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the “NeuroVision” name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and has consolidated this issue with our appeal of the verdict filed on May 6, 2011. During pendency of the appeal, the Company has been required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. These funds are included in restricted cash and investments on the Company’s September 30, 2012 condensed consolidated balance sheet and will be released from escrow upon final resolution of any appeals following the District Court judgment. On September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and the Company expects proceedings to commence in the District Court in the coming months. The Company, based on its own assessment, believes that an unfavorable outcome from the re-trial of the case before the District Court is not probable, and at September 30, 2012, in accordance with the authoritative guidance on the evaluation of contingencies, has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

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

With a foundation as the pioneer of lateral access spine surgery, we went on to build an entire spine franchise and are now the 4th largest player in the $7.9 billion global spine market. Our currently-marketed portfolio boasts over 75 innovative products that enable surgeons to treat the entire spine and to address almost any spine pathology with either minimally invasive or more traditional open approaches. The breadth and depth of our portfolio has established NuVasive as a key player in the spine market, affording our ability to effectively participate in new vendor negotiations as a top four global spine company. That capability comes at an opportune time when hospitals are limiting vendor relationships to between three to five vendors for their spine product needs.

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

We expect monitoring service revenue from our IOM offering to increase. Monitoring service revenue consists of hospital-based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital-based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report net patient service revenues based on the amount expected to be collected.

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

Results of Operations

Revenue

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:
Spine Surgery Products	$112,611	$106,903
Biologics	26,137	25,692
Monitoring Service	9,643	285

Total Revenue	$148,391	$132,880	$15,511	12%

Nine months ended:
Spine Surgery Products	$344,050	$316,458
Biologics	81,168	72,945
Monitoring Service	29,283	909

Total Revenue	$454,501	$390,312	$64,189	16%

Our spine surgery product line offerings, which include products for the thoracolumbar spine and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, all used to aid the spinal fusion process. Our monitoring service line offering includes hospital-based revenues and net patient service revenues related to IOM services performed.

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

Our total revenues increased $15.5 million and $64.2 million in the three and nine months ended September 30, 2012, respectively, representing total revenue growth of 12% and 16% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Revenue from our Spine Surgery Products increased $5.7 million and $27.6 million, or 5% and 9%, in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases resulted from increases in volume of approximately 6% and 10% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, offset by small unfavorable changes in price of approximately 1% for the same periods.

Revenue from our Biologics product line increased $0.4 million and $8.2 million, or 2% and 11%, in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases resulted from increases in volume of approximately 3% and 12% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, offset by small unfavorable changes in price of approximately 1% for the same periods.

Revenue from Monitoring Service increased $9.4 million and $28.4 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases resulted from the acquisition of Impulse Monitoring in October of 2011.

Our revenue has grown rapidly since our inception, with each quarter typically representing growth over the prior quarter. In the third quarter of 2012 we saw a decline in sequential quarterly revenue driven primarily by unusually high account churn as a result of increased surgeon participation in physician-owned distributorships, or PODs, and the loss of a few large customer accounts. This account churn, although always part of our regular business, was particularly pronounced in a few geographies. We have taken steps in an effort to mitigate the effect of these account losses.

Cost of Goods Sold, excluding amortization of purchased technology

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended	$37,746	$26,015	$11,731	45%
% of revenue	25%	20%
Nine months ended	$111,213	$75,049	$36,164	48%
% of revenue	24%	19%

Cost of goods sold consists of costs of purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM service, which includes personnel and physician oversight costs.

Cost of goods sold as a percentage of revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily related to higher costs as a percentage of revenue associated with monitoring service revenues of approximately 3.2% and 3.0% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, and estimated royalty expense accruals associated with the judgment in the Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) litigation of approximately 1.3% and 1.7% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

We expect cost of goods sold, as a percentage of revenue, to approximate current levels for the remainder of 2012.

Operating Expenses

Sales, Marketing and Administrative

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended	$87,052	$85,482	$1,570	2%
% of revenue	59%	64%
Nine months ended	$273,669	$254,025	$19,644	8%
% of revenue	60%	65%

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

As a percentage of revenue, sales, marketing and administrative expenses decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily as a result of the addition of Impulse Monitoring, which has a lower sales, marketing and administrative expense profile than the rest of NuVasive, as well as lower legal expenses incurred in connection with the Medtronic litigation and stock-based compensation.

Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount, distribution and customer support headcount, and shipping, increased $2.8 million and $15.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. This increase is less than our increased revenue growth of 12% and 16% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 due to the addition of Impulse Monitoring.

Compensation and other shareowner related expenses for our marketing and administrative support functions increased $1.8 million and $7.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, resulting from additions to our headcount, including Impulse Monitoring shareowners, and an increase in performance-based compensation.

In addition to the above, we continued to make significant investments in our Japanese operations. This investment, along with increased equipment expenses resulting from our overall headcount growth, represented increases of $1.1 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Offsetting the increases discussed above, legal expenses incurred in connection with the Medtronic litigation decreased $1.8 million and $4.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In addition, stock-based compensation decreased $2.7 million for the three months ended September 30, 2012 compared to the same period in 2011, primarily attributed to a reversal of approximately $0.9 million in compensation expense previously recorded for performance-based awards in the three months ended September 30, 2012. Stock-based compensation decreased $3.2 million for the nine months ended September 30, 2012 compared to the same period in 2011, primarily attributed to a reversal of approximately $0.9 million in compensation expense previously recorded for performance-based awards in the three months ended September 30, 2012, as well as the timing of annual grants in the current year as compared to the prior year.

We currently expect for the remainder of 2012 and on a long-term basis, total sales, marketing and administrative costs, as a percentage of revenue, to continue to decrease moderately.

Research and Development

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended	$ 7,933	$10,092	$(2,159)	(21%)
% of revenue	5%	8%
Nine months ended	$27,932	$31,119	$(3,187)	(10%)
% of revenue	6%	8%

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

Compensation and other shareowner related expenses, including performance-based compensation, decreased $0.5 million for both the three and nine months ended September 30, 2012, compared to the same periods in 2011. These decreases are primarily due to compensation-related savings. Further, expenses incurred in connection with various clinical trials and studies and other non-shareowner related research activities decreased $1.1 million and $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

We expect total research and development costs, as a percentage of revenue, to remain at current levels in support of our ongoing development and planned clinical trial and study related activities for the remainder of 2012.

Amortization of Intangible Assets

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:	$3,081	$1,504	$1,577	105%
% of revenue	2%	1%
Nine months ended:	$8,830	$4,241	$4,589	108%
% of revenue	2%	1%

Amortization expense increased $1.6 million and $4.6 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to the acquisition of Impulse Monitoring in October 2011 and intangible assets acquired subsequent to September 30, 2011.

We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.

Litigation Award

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:	$—	$101,200	$(101,200)	(100)%
% of revenue	—%	76%
Nine months ended:	$—	$101,200	$(101,200)	(100)%
% of revenue	—%	26%

Litigation award expense represents the monetary damages awarded to Medtronic during September 2011 which included lost profits and back royalties, all of which are in the process of being appealed.

Interest and Other Expense, Net

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:
Interest income	$249	$257
Interest expense	(6,885)	(7,276)
Other (expense) income, net	260	1,726

Total interest and other expense, net	$(6,376)	$(5,293)	$(1,083)	20%

% of revenue	4%	4%
Nine months ended:
Interest income	$661	$591
Interest expense	(20,682)	(10,962)
Other (expense) income, net	146	2,303

Total interest and other expense, net	$(19,875)	$(8,068)	$(11,807)	146%

% of revenue	4%	2%

Interest and other expense, net, consists principally of interest expense incurred on our outstanding $476.8 million Senior Convertible Notes, offset by income earned on marketable securities and other income items. Interest expense decreased $0.4 million for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to the repurchase of approximately $118.7 million of the 2013 Notes during August 2011. Interest expense increased $9.7 million for the nine months ended September 30, 2012 compared to the same period in 2011, as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering, which closed in June 2011, slightly offset by reduced interest incurred resulting from the repurchase of the 2013 Notes during August 2011.

Other income, net, decreased $1.5 million and $2.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily as a result of the $2.4 million net non-cash gain recorded in the three and nine months ended September 30, 2011 related to the changes in the fair values of the derivative asset and liability recorded in connection with the 2017 Notes offering, offset by the net loss of approximately $0.7 million related to the write off of unamortized debt issuance costs associated with the repurchase of a portion of the 2013 Notes during August 2011.

Interest and other expense, net, is expected to approximate current levels for the remainder of 2012 as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering.

Income Tax Expense (Benefit)

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:	$4,064	$(29,031)	$33,095	(114%)
Effective income tax (benefit) rate	66%	(30)%
Nine months ended:	$7,764	$(22,715)	$30,479	(134%)
Effective income tax (benefit) rate	60%	(27)%

We recorded income tax expense of $4.1 million and an income tax benefit of $29.0 million for the three months ended September 30, 2012 and 2011, respectively, and recorded income tax expense of $7.8 million and an income tax benefit of $22.7 million for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 was 60% compared to an effective income tax benefit rate of 27% for the nine months ended September 30, 2011, which is based on an estimate of our annual effective income tax rate. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. Our annual effective income tax rate for 2012 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to estimates for certain non-deductible expenses, state income taxes, net of federal benefit, and certain foreign losses expected to be incurred for which no benefit can be recorded.

Stock-Based Compensation

	September 30,
(dollars in thousands)	2012	2011	$ Change	% Change
Three months ended:
Sales, marketing and administrative expense	$4,844	$7,497
Research and development expense	567	621
Cost of goods sold	23	—

Total stock-based compensation expense	$5,434	$8,118	$(2,684)	(33)%

% of revenue	4%	6%
Nine months ended:
Sales, marketing and administrative expense	$18,723	$21,956
Research and development expense	1,624	1,833
Cost of goods sold	53	—

Total stock-based compensation expense	$20,400	$23,789	$(3,389)	(14%)

% of revenue	4%	6%

Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The decrease in stock-based compensation of approximately $2.7 million for the three months ended September 30, 2012, compared to the same period in 2011, is primarily attributed to a reversal of approximately $0.9 million in compensation expense previously recorded for performance-based awards in the three months ended September 30, 2012. The decrease in stock-based compensation of approximately $3.4 million for the nine months ended September 30, 2012, compared to the same period in 2011, is primarily attributed to a reversal of approximately $0.9 million in compensation expense previously recorded for performance-based awards in the three months ended September 30, 2012, as well as the timing of annual grants in the current year as compared to the prior year.

Liquidity, Cash Flows and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financings issued in March 2008 and June 2011.

In March 2008, we issued $230.0 million principal amount of 2.25% Senior Convertible Notes due 2013 (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. At September 30, 2012, approximately $74.3 million of the 2013 Notes remain outstanding. Any 2013 Notes not converted prior to March 15, 2013, the maturity date, will be paid in cash.

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

As more fully discussed in Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in June 2011 we escrowed $62.5 million of cash and investments for the judgment against us in connection with the NeuroVision trademark infringement litigation. These funds are included in restricted cash and investments in our September 30, 2012 condensed consolidated balance sheet.

Additionally, in connection with the Medtronic litigation, a jury from the U.S. District Court, delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our September 30, 2012 condensed consolidated balance sheet.

Cash, cash equivalents and marketable securities was $285.0 million and $342.2 million at September 30, 2012 and December 31, 2011, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, and the outcome of current and future litigation. At September 30, 2012, we have cash and investments totaling $182.1 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine months ended
	September 30,
	2012	2011	$ Change
Cash provided by operating activities	$99,486	$53,416	$46,070
Cash used in investing activities	(158,599)	(170,074)	11,475
Cash provided by financing activities	3,315	245,183	(241,868)
Effect of exchange rate changes on cash	37	(179)	216

(Decrease) increase in cash and cash equivalents	$(55,761)	$128,346	$(184,107)

Cash flows from operating activities

Cash provided by operating activities was $99.5 million for the nine months ended September 30, 2012, as compared to $53.4 million for the same period in 2011. The $46.1 million increase in cash provided by operating activities for the nine months ended September 30, 2012 as compared to the same period in 2011 is due to an increase in net income, adjusted for noncash items, a decrease in amounts paid for other current assets, including a refund of $11.2 million relating to an overpayment at December 31, 2011, decreased payments related to accounts payable, accrued liabilities and inventories, and increased collections on outstanding accounts receivable.

Cash flows from investing activities

Cash used in investing activities was $158.6 million for the nine months ended September 30, 2012, as compared to $170.1 million for the same period in 2011. The $11.5 million decrease in cash used in investing activities for the nine months ended September 30, 2012 as compared to the same period in 2011 is primarily due to a decrease in investment activity in marketable securities and restricted investments.

Cash flows from financing activities

Cash provided by financing activities was $3.3 million for the nine months ended September 30, 2012, as compared to $245.2 million for the same period in 2011. The $241.8 million decrease in cash provided by financing activities for the nine months ended September 30, 2012 as compared to the same period in 2011 is primarily due to net proceeds totaling approximately $359.2 million from the issuance of $402.5 million Senior Convertible Notes in June 2011, offset by the repurchase of $118.7 million of our outstanding 2013 Notes, neither of which were repeated in 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles and other long-term assets, income taxes, stock-based compensation, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and there have been no material changes during the nine months ended September 30, 2012 except as follows:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of September 30, 2012. Based on such evaluation, our management has concluded that as of September 30, 2012, the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as follows:

Medtronic Sofamor Danek USA, Inc. Litigation

As reported by us previously, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed a patent infringement lawsuit against NuVasive on August 18, 2008 in the U.S. District Court for the Southern District of California, alleging that certain of NuVasive’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents. Three of the patents were later withdrawn by Medtronic leaving the following nine patents in the lawsuit: Patent Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic (Medtronic Patents). Medtronic is seeking monetary damages and a court injunction against future infringement by NuVasive. NuVasive answered the complaint and denied the allegations.

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

Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The District Court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the District Court, delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties. Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012, and both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive’s cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalty rates must be determined by the District Court prior to the appeal going forward. As a result, the appeal in the Federal Circuit is temporarily dismissed while the post-verdict royalty rate is resolved by the District Court. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining the post-verdict royalty rate, and no hearings are scheduled at this time. The Company entered into an escrow arrangement on April 27, 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s September 30, 2012 condensed consolidated balance sheet.

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on sales subsequent to the verdict at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest and potential ongoing royalties may still be awarded, and at September 30, 2012, the Company cannot estimate a range of additional potential loss.

The second phase of the case pending in the Southern District of California currently involves one Medtronic Patent (6,916,320), and claim construction is currently scheduled for January 2013. On August 17, 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430, and that NuVasive’s Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146 C2. On August 28, 2012, Medtronic amended its complaint in the Northern District of Indiana alleging that NuVasive’s XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997.

NuVasive denies infringing any valid claims of these additional patents and on September 4, 2012, NuVasive moved to motion to extend the time to respond to the complaint and transfer the Indiana case to the Southern District of California. The Indiana District Court granted NuVasive’s motion to extend the time to respond, but has not provided a date for determining whether to transfer the case. At September 30, 2012, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

In September 2009, NMP filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the “NeuroVision” name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and consolidated this issue with our appeal of the verdict filed on May 6, 2011. During pendency of the appeal, the Company was required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. Accordingly, on June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. On September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and the Company expects proceedings to commence in the District Court in the coming months. As of September 30, 2012, the probability of a favorable outcome on re-trial of the case before the District Court cannot be reasonably determined, nor can the Company reasonably estimate a potential loss, therefore, in accordance with the authoritative guidance on the evaluation of contingencies, the Company has not recorded an accrual related to this litigation. The Company may be required to record an expense related to this damage award in the future.

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

Risks Related to Our Business and Industry

The proliferation of physician-owned distributorships, as well as aggressive competitive tactics to attract away key customers, could result in increased pricing pressure on our products and harm our ability to maintain or grow revenues.

In the third quarter of 2012 we saw a decline in sequential quarterly revenue driven primarily by unusually high account churn as a result of increased surgeon participation in physician-owned distributorships, or PODs, and the loss of a few large customer accounts. Physician-owned distributorships, or PODs, are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices. We do not sell or distribute any of our products through PODs. However, the increasing prevalence of PODs that we have witnessed reduces our market opportunities and may hamper our ability to grow or maintain revenues. In addition, we have seen increasingly aggressive competitive tactics focused on attracting customers away from us. To the extent these tactics are successful our revenues may suffer.

We are currently involved in patent litigation involving Medtronic, and, if we do not prevail in the litigation and/or on our appeal of the Medtronic verdict in phase one of the litigation, we could be liable for substantial damages and might be prevented from making, using, selling, offering to sell, importing or exporting certain of our products.

On August 18, 2008, Medtronic filed suit against NuVasive in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began on August 20, 2011 and on September 20, 2011 a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to a NuVasive patent. Judgment was entered by the District Court on September 29, 2011. The jury awarded monetary damages of approximately $0.7 million to NuVasive which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. Medtronic sought a permanent injunction against us with respect to the sale of our CoRoent® XL, MaXcess Retractor and Helix ACP Cervical Plate. The District Court denied the motion; provided, however, Medtronic may continue to seek an injunction and may appeal the District Court’s denial of their request. Additional damages, including interest and potential ongoing royalties may still be awarded. Judgment was entered on March 2, 2012, but the District Court needs to determine the amount of any ongoing royalties before the Company can properly appeal the unfavorable verdict to the Federal Circuit Court of Appeals. During pendency of our appeal, we have been required to secure the amount of the judgment, plus prejudgment interest, which could result in a material reduction in the liquidity required to run or grow our business. Should the Company lose its appeal or should the District Court ultimately award a much higher ongoing royalty rate, our ability to generate profits and cash flow, and, as a result, to invest in and grow our business, including the investment into new and innovative technologies may suffer.

In addition, on August 17, 2012, Medtronic filed additional patent claims against the Company in the United States District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430, and that NuVasive’s Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146 C2. On August 28, 2012, Medtronic amended its complaint in the Northern District of Indiana alleging that NuVasive’s XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997. NuVasive denies infringing any valid claims of these additional patents and intends to defend the lawsuit vigorously. However, should we lose this suit, our ability to invest in and grow our business may suffer.

Risks Related to Our Financial Results and Need for Financing

The current adverse global economic conditions may adversely affect our liquidity and the liquidity of our customers.

At September 30, 2012, we had approximately $285.0 million in cash, cash equivalents and marketable securities. In June 2011, we entered into an escrow arrangement in connection with the NeuroVision trademark litigation and have transferred $62.5 million of our cash and investments into a restricted escrow account. In May 2012, we entered into an escrow arrangement in connection with the Medtronic litigation and have transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during the pendency of our appeal of the judgment. This could result in a material reduction in the liquidity available to run or grow our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1	Letter Agreement by and between NuVasive, Inc. and Jeffrey P. Rydin, dated October 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 9, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Extension Definition Linkbase Document

101**	XBRL Taxonomy Extension Label Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUVASIVE, INC.

Date: October 24, 2012

	By:	/s/ ALEXIS V. LUKIANOV
Alexis V. Lukianov
Chairman and Chief Executive Officer

Date: October 24, 2012

	By:	/s/ MICHAEL J. LAMBERT
Michael J. Lambert
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1	Letter Agreement by and between NuVasive, Inc. and Jeffrey P. Rydin, dated October 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 9, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32 *	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **	XBRL Instance Document

101 **	XBRL Taxonomy Extension Schema Document

101 **	XBRL Taxonomy Extension Calculation Linkbase Document

101 **	XBRL Taxonomy Extension Definition Linkbase Document

101 **	XBRL Taxonomy Extension Label Linkbase Document

101 **	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.