Form 10-K
period 2012-12-31
NUVASIVE INC
filed 2013-02-27
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2012), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.
As of February 15, 2013, there were 44,032,705 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013.

NuVasive, Inc.
Form 10-K for the Fiscal Year ended December 31, 2012

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

Item 1.	Business
Overview
We are a medical device company focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.2 billion globally in 2013. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon and the patient. The platform includes a proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, a unique and integrated split-blade retractor system; and a wide variety of specialized implants. When the three elements of MAS are used together, they may significantly reduce surgery time and return patients to activities of daily living much faster than conventional approaches. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery and may independently offer patient benefits to various surgical approaches dealing with a wide variety of pathologies. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, which is still in the process of U.S. regulatory clearance, all used to aid the spinal fusion process. Our subsidiary, Impulse Monitoring, Inc. (Impulse Monitoring) provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We dedicate significant resources toward training spine surgeons on our unique technology and products. We continue to train surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.
We believe our MAS platform, and its related offerings, provides a unique and comprehensive solution for the safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords direct visualization and detection and avoidance of critical nerves. The fundamental difference between our MAS platform and what has been previously called MIS, or minimally invasive surgery, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease and efficacy. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in less invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems allow surgeons to avoid critical nerves. It has been demonstrated clinically that the procedures facilitated by our MAS platform may decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.
In recent years, we have significantly expanded our product and services offerings relating to procedures in the cervical spine as well as in the area of intraoperative monitoring. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. In the fourth quarter of 2012, we received U.S. Food and Drug Administration (the FDA) approv al of the PCM® device, a motion preserving total disc replacement device, which further strengthens our cervical product offering and enables us to continue our trend of increasing our market share. Our nerve monitoring offering includes both the NVM5 and NVJJB products based on our proprietary software-driven nerve monitoring systems and our IOM services business, Impulse Monitoring.
Our corporate headquarters are located in San Diego, California. We lease approximately 208,000 square feet in San Diego. Our headquarters has a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. We also maintain a secondary training facility in Paramus, New Jersey with a five-suite operating theatre for surgeon training. Our IOM business, Impulse Monitoring, is headquartered in Columbia, Maryland. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business is facilitated by rapid delivery of products and surgical instruments for almost all surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility enhances our ability to meet demanding delivery schedules and provide a greater level of customer service.
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

•
Continue to Develop and Introduce Procedurally Integrated Solutions and New Innovative Products.    One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery products and procedures. In the past several years, we have introduced a continual flow of new products and product enhancements. We have several additional products currently under development that should expand our presence in fusion surgery. We intend to accomplish our continued product expansion with an unwavering commitment to our MAS platform and extending our core technology. We believe that these additional products will allow us to increase our market share while at the same time improve patient care. Protecting and defending the intellectual property related to our innovative products is also a core component to this strategy.

•
Expand the Reach of Our Exclusive Sales Force.    We believe that having a sales force dedicated to selling only our products is critical to achieving continued growth across our various product lines, driving greater market penetration and increasing our revenues. In the United States, we have an exclusive sales force consisting of a mix of directly-employed sales shareowners (our employees) and exclusive sales agents that are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly-employed sales shareowners, independent sales agents and territory-based distributors.

•
Provide Tailored Solutions in Response to Surgeon Needs.    Responding quickly to the needs of spine surgeons, which we refer to as Absolute Responsiveness®, is central to our corporate culture, critical to our success and, we believe, differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of, and potential improvements to, our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and two state-of-the-art cadaver operating theatres in San Diego, California and Paramus, New Jersey to provide clinical training and validate new ideas through prototype testing. Absolute Responsiveness goes beyond product development to include active support in all areas, including clinical research and payer relations. For example, to ensure that patients have access to optimal spine care, we offer education to spine surgeons in their efforts to educate payers on the proven clinical benefits of fusion surgery for well selected patients.

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

•
Provide Intra-Operative Monitoring Capabilities.    Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for nerve monitoring has increased along with the advancement of technologies and techniques used in IOM. We believe that our proprietary NVJJB and NVM5 platforms are differentiators in the market and are unique in their ability to provide information about the directionality and proximity of nerves. With our October 2011 acquisition of Impulse Monitoring, we believe we can further leverage our platform of nerve monitoring and uniquely meet the demands of our surgeon and hospital customers by offering best in class products and IOM services.

Industry Background and Market
The spine is the core of the human skeleton, and provides a crucial balance between structural support and flexibility. It consists of 33 separate bones called vertebrae that are connected together by connective tissue (used herein to define bone, muscle, or ligament) to form a column and to permit a normal range of motion. The spinal cord, the body’s central nerve system, is enclosed within the spinal column. Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spine disc. The four major categories of spine disorders are degenerative conditions, deformities, trauma and tumors. The largest market and the focus of our business historically are degenerative conditions of the facet joints and the intervertebral disc space. These two conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back or neck pain or radiating pain in the arms or legs.
In the United States, millions of people suffer from some type of chronic back or neck pain. The prescribed treatment depends on the severity and duration of the disorder. Initially, physicians will prescribe non-operative, conservative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In many cases, non-operative treatment options are effective; however, some patients eventually require spine fusion surgery. The vast majority of spine fusion surgeries are done using traditional open surgical techniques from either the front or back of the patient. These traditional open surgical approaches generally require a large incision in the patient’s abdomen or back in order to enable the surgeon to access and see the spine and surrounding area. These open procedures are invasive, lengthy and complex, and typically result in significant blood loss, extensive tissue damage and lengthy patient hospitalization and rehabilitation.
We believe that the market for spine surgery procedures will continue to grow over the long term because of the following market dynamics:

•
Demand for Surgical Alternatives with Less Tissue Disruption.    As with other surgical markets, we anticipate that the broader acceptance of surgical treatments with less tissue disruption and patient trauma will result in increased demand.

•
Increasing Demand for Motion-preserving Treatments.    Motion preservation may be advantageous when compared to traditional fusion or conservative treatments because preserving motion has the potential to avoid acceleration of the natural degeneration of the spine and thereby may become a more attractive earlier intervention option for patients in the degenerative disease process.

•
Favorable Demographics.    The population segment most likely to experience back pain is expected to increase as a result of aging baby boomers, people born between 1946 and 1965. We believe this population segment will increasingly demand a quicker return to activities of daily living following surgery than prior generations.

Surgical Alternatives with Less Tissue Disruption
The benefits of minimally invasive surgery procedures in other areas of orthopedics have significantly contributed to the strong and growing demand for surgical alternatives with less tissue disruption of the spine. Surgeons and hospitals seek spine procedures that result in fewer operative complications and decreased hospitalization. At the same time, patients seek procedures that cause less trauma, allow for faster recovery times and more positive clinical outcomes. Despite the patient and doctor demands, the rate of adoption of surgical alternatives with less tissue disruption procedures has been relatively slow with respect to the spine. Currently, the majority of spine surgery patients are treated with open and invasive techniques.

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
The NuVasive Solution — Maximum Access Surgery with minimal tissue disruption
Our MAS platform allows surgeons to perform a wide range of minimally disruptive spine procedures in all regions of the spine and from various surgical approaches, while overcoming the shortcomings of traditional “minimally invasive” spine surgical techniques. The MAS platform is designed to treat a wide range of spinal pathologies while accommodating a surgeon's preferred surgical technique and is not limited to a single approach. We believe our products improve clinical results and have both the potential to expand the number of minimally disruptive procedures performed and lead the market movement away from open surgery and make less invasive techniques the standard of care in spine fusion and non-fusion surgery.
Our MAS platform combines three product categories: our nerve monitoring systems, MaXcess and specialized implants. Our nerve monitoring systems enable surgeons to detect and navigate around nerves while MaXcess affords direct customized access to the spine for implant delivery. MaXcess also allows surgeons to use well-established traditional instruments in a minimally disruptive and less traumatic manner while our biologics offering complements our MAS platform by facilitating fusion. We also offer a variety of specialized implants that enable the maximization of disc height restoration and sufficient structural support while conforming to the anatomical requirements of the patient.
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
MAS — Nerve Monitoring
Our nerve monitoring systems utilize electromyography (EMG), proprietary software hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Our systems function by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. Through the NVM5 and NVJJB platforms, we give surgeons the option to connect their instruments to a computer system that provides discrete, real-time, surgeon directed and surgeon controlled feedback about the directionality and relative proximity of nerves during surgery. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. For example, during a pedicle screw test, in which the integrity of the bone is tested where the implant is placed, if the insertion of a screw results in a breach of the bone, the system is designed so that a red light and corresponding numeric value will result so that the surgeon may reposition the screw to avoid potential nerve impingement or irritation. If no breach of the bone occurs, the system is designed so that a green light and corresponding numeric value will result.
Surgeons can connect certain instruments to our nerve monitoring systems, thus creating an interactive set of instruments that better enable the safe navigation through the body’s nerve anatomy. The connection is accomplished using a clip that is attached to the instrument, effectively providing the benefits of our nerve monitoring systems through an instrument already familiar to the surgeon. The systems’ proprietary software and easy to use graphical user interface enables the surgeon to make critical decisions in real time resulting in safer, more reproducible and faster procedures with the potential for improved patient outcomes. With recent additions, the health and integrity of the spinal cord and related nerves can also be assessed using motor evoked potentials (MEPs) and somatosensory evoked potentials (SSEPs). Both methods of IOM involve applying stimulation and recording the response that must travel along the motor or sensory paths of the spinal cord.
Through our IOM subsidiary, Impulse Monitoring, the data from the various nerve monitoring systems, including our own, can be analyzed in real time by healthcare professionals for additional interpretation of intra-operative information. Adding the value of real time healthcare professional oversight further improves the safety and reproducibility of the vast array of our spine procedures.
MAS — MaXcess
Our MaXcess system integrates nerve monitoring and specialized implants that provide maximum access to the spine with minimal soft tissue disruption. MaXcess has a split blade design consisting of three blades that can be positioned to customize the surgical exposure in the shape and size specific to the surgical requirements rather than the fixed tube or two blade designs of traditional off the shelf “minimally invasive” spine surgical systems. MaXcess’ split blade design also provides customizable access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a smaller incision and less tissue disruption. The ability to use familiar instruments reduces the learning curve and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with better direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment such as endoscopes.
Over the years, several improvements to our MaXcess systems have been made, including incorporating integrated neuromonitoring technology and improving the blade systems. Our MaXcess products are used in the cervical spine for posterior application and anterior retraction, the lumbar spine for decompressions, transforaminal lumbar interbody fusions (TLIFs) and posterior lumbar interbody fusions (PLIFs), and the thoracic region, as the MAS approach has broadened from the lumbar to the thoracic region, as well as in adult degenerative scoliosis procedures.
MAS — Specialized Implants
We have a number of implants designed to be used with our MAS platform. These implants are used for interbody disc height restoration for fusion and stabilization of the spine. Our implants are available in a variety of shapes and sizes to accommodate specific approach, pathology and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation systems have been uniquely designed to be delivered through our MaXcess system to provide stabilization of the spine. These systems enable minimally disruptive placement of implants and are intended to reduce patient morbidity, possibly through a single approach.
The following products and services complement our MAS platform:
Biologics
The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), a varied offering of synthetic products, stem cell-based products, and growth factors. We currently offer FormaGraft, a collagen-based synthetic bone substitute and Osteocel Plus, an allograft cellular matrix designed to mimic the biologic profile of autograft that includes endogenous MSCs and osteoprogenitors to aid in fusion. We are also in the process of seeking U.S. regulatory clearance for AttraX, a synthetic bone graft material delivered in putty form, which we have successfully commercialized in several international countries.
Intra-Operative Monitoring Service
Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for nerve monitoring has increased along with the advancement of technologies and techniques used in IOM. We believe that our proprietary NVJJB and NVM5 platforms are differentiators in the market and are unique in their ability to provide information about the directionality and proximity of nerves. With our October 2011 acquisition of Impulse Monitoring, we believe we can further leverage our platform of nerve monitoring and uniquely meet the demands of our surgeon and hospital customers by offering best in class products and IOM services.
Development Projects
We are developing proprietary total disc replacement devices for lateral lumbar spine applications and separately for cervical spine applications. These devices are intended to allow surgeons to address a patient’s pain and dysfunction while maintaining a more natural physiological range of motion compared with fusion. Commercialization of these devices will require premarket approval rather than 510(k) clearance. In the cervical spine, the PCM device was approved by the FDA in the fourth quarter of 2012.

Our lumbar motion preservation development efforts include XL TDR, a mechanical total disc replacement implanted through the XLIF approach. Enrollment in a FDA-approved XL TDR clinical trial in the United States was initiated in 2009 and a premarket approval will be required before commercialization may occur in the U.S.
In addition to the motion preservation platforms previously mentioned, we continue development on a wide variety of projects intended to broaden surgical applications such as with tumor, trauma, and deformity, and increase fixation options for greater procedural integration of our MAS techniques. We also continue expanding our cervical product portfolio to provide for a comprehensive cervical offering that will include further segmentation of both the fixation and motion preservation markets. In biologics, we continue to pursue advancements in our existing product lines as well as new and innovative biologics offerings.
Research and Development
Our research and development efforts are primarily focused on developing further enhancements to our existing products and improving and further integrating our procedural solutions. Our research and development group has extensive experience in developing products to treat spine pathologies and this group continues to work closely with our clinical advisors and spine surgeon customers to design products that are intended to improve patient outcomes, simplify techniques, reduce patient trauma and the subsequent hospitalization and rehabilitation times and, as a result, reduce costs to the healthcare system. In addition to this work, NuVasive is the sole financial supporter of the Society of Lateral Access Surgery (SOLAS®), a group of spine surgeons dedicated to studying the clinical effectiveness of lateral spine surgery techniques, and to collecting and assessing data to determine economic and clinical value.
Sales and Marketing
In the United States, we currently sell our products through a combination of exclusive independent sales agencies and directly-employed sales shareowners. Each member of our U.S. sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales shareowner or independent sales agencies is made on a territory by territory basis, with a focus on the candidate who brings the best skills and experience. Domestically, the split between directly-employed sales shareowners and independent sales agents in our sales force is roughly equal. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents. There are many reasons that we believe strongly in an exclusive sales force, none more important than having a sales force that is properly educated, trained and incentivized to sell and represent only our portfolio of products.
Surgeon Training and Education
We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our MAS surgical techniques and our complementary instruments and implants. We maintain state-of-the-art cadaver operating rooms and training facilities to help educate surgeons regarding our products at our corporate headquarters in San Diego, California and our facility in Paramus, New Jersey. We continue to train surgeons in the XLIF technique and our other MAS platform products including: our proprietary nerve monitoring systems, MaXcess, biologics, and specialized implants. The number of surgeons trained annually includes first-time surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs. The SOLAS Surgeon Education Committee helps direct the continued evolution of our XLIF-related training classes and materials.
Manufacturing and Supply
We rely on third parties for the manufacture of our products, their components and servicing. We currently maintain alternative manufacturing sources for a majority of our finished goods products. We have identified or are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification and corrective action program intended to ensure that all product requirements are met or exceeded. We believe at our current scale these types of manufacturing relationships minimize our capital investment, help control costs, and allow us to compete with larger volume manufacturers of spine surgery products. As our business continues to scale, we will continue to evaluate this strategy on selective product lines to drive improving profitability and shareholder returns. In the future, we may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it economical or otherwise appropriate to do so.
Following the receipt of products or product components from our third-party manufacturers, we conduct inspection, packaging and labeling, as needed, at either our San Diego headquarters or our Memphis distribution facility. Under our existing contracts, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications.
We currently rely on several tissue banks as our suppliers of allograft tissue implants. We have two tissue banks that supply us with Osteocel Plus, which is processed from allograft. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable to compliance with FDA regulations, state requirements, as well as voluntary industry standards such as those put forward by the American Association of Tissue Banks, or AATB.
We rely on one exclusive supplier of polyetheretherketone (PEEK), which comprises our CoRoent PEEK partial vertebral body replacement and interbody product lines. We have an exclusive supply arrangement to supply our NVM5 and NVJJB neuromonitoring systems, and an exclusive supply arrangement to supply our neuromonitoring equipment outside of the NV platform. We rely on a limited number of suppliers for our motion preserving total disc replacement device, PCM.
We, and our third-party manufacturers, are subject to the FDA’s quality system regulations, state regulations, such as the regulations promulgated by the California Department of Health Services, and regulations promulgated by the European Union. For tissue products, we are FDA registered and licensed in the States of California, New York, Florida, Maryland and Oregon. For our device implants and instruments, we are FDA registered, California licensed, CE marked and ISO certified. CE is an abbreviation for “Conformité Européenne” or European Conformity. Our facility and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA, state or international regulatory agencies.
Surgical Instrument and Implant Sets
For many of our customers, we seek to deliver surgical instrumentation sets, including both implants and instruments, as well as our nerve monitoring systems, on a just in time basis to fulfill our customer obligations to meet surgery schedules.
We do not receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In many cases, once the surgery is finished, the surgical instrument sets are returned to us and we prepare them for shipment to meet future surgeries.
A wide selection of implants are also delivered to our customers on a just in time basis to enable them to choose the best shape and size implant for each of their patients.
We complement this model with field-based assets. This hybrid strategy is designed to improve customer service, minimize backlogs, increase asset turns, and maximize cash flow. Our pool of surgical equipment that we loan to or place with hospitals continues to increase as we expand our distribution channels and increase market penetration of our products. These surgical instrumentation and implant sets are important to the growth of our business and we anticipate additional investments in our loaner assets.
Intellectual Property
We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our shareowners, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our shareowners, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.
Patents
As of December 31, 2012, we had 178 issued U.S. patents, 95 foreign national patents, and 342 pending patent applications, including 241 U.S. applications, 4 international (PCT) applications and 97 foreign national applications. Our issued and pending patents cover, among other things:

•	MAS surgical access instrumentation and methodology, including our XLIF procedure and aspects thereof;

•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, and surgical access systems;

•	Implants and related instrumentation and targeting systems;

•	Biologics, including Osteocel Plus and Formagraft; and

•	Motion preservation products.
Our issued patents begin to expire in 2018. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.
The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors. As the number of entrants into our market increases, the possibility of future patent infringement claims against us grows. While we make extensive efforts to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by patents held by our competitors. There are numerous risks associated with our intellectual property. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.
Trademarks
As of December 31, 2012, we had 201 trademark registrations, both domestic and foreign, including the following U.S. trademarks: $ Billion Start-Up, Absolute Responsiveness, Acuity, Affix, Armada, Attrax, Back Pact, Bendini, Better Back Alliance, Brigade, CerPass, CoRoent, Corpomotion, Creative Spine Technology, DBR, Embody, Embrace, ExtenSure, FormaGraft, Gradient Plus, Halo, ILIF, InStim, I-PAS, JJB, Leverage, M5, MAS, MaXcess, NeoDisc, Nerve Avoidance Leader, NeuroVision, NuVasive, NVJJB, Osteocel, PCM, Radian, SOLAS, Speed of innovation, SpheRx, The Better Way Back, Traverse, Triad, VuePoint, X-Core, XL TDR, XLIF and XLP. We also had 11 trademark applications pending, both domestic and foreign, including the following trademarks: $1 Billion Start-Up, Archon, Helix, IOS Integrated Operative Solutions, Leaders in Lateral, MicroLIF, and Precept.
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
Several companies offer products that compete with our MaXcess platform, including our XLIF and other MAS procedures, our pedicle screw systems and implants, including competitive offerings by DePuy/Synthes, a Johnson & Johnson company, Medtronic, Globus Medical and Stryker Spine. In recent years, the lateral spine surgery market has seen many new competitive product launches by both large and small spine companies.
Competition is intense in the spine fusion product market. We believe that our most significant competitors are Medtronic, DePuy/Synthes, a Johnson & Johnson company, and Stryker Spine, each of which has substantially greater sales and financial resources than we do. Medtronic, in particular, has a broad classic fusion product line. We believe our differentiation in the market is a continually upgraded and innovative portfolio of products elegantly delivered through our MaXcess system complemented by additional innovative and pull-though products along the entirety of the spine. However, with the introduction of competing lateral techniques, such as Medtronic’s DLIF, we face more competition in the market.
Competition in the motion preservation segment is increasing, with Medtronic and DePuy/Synthes investing in this rapidly growing market. In the cervical total disc replacement (TDR) segment, our PCM device will face competition from several products that received FDA approval in 2007 including Medtronic’s Prestige and Bryan TDRs, as well as Synthes’ ProDisc-C TDR and more recently approved products from smaller competitors.
We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specified markets, include Globus Medical, Zimmer Spine, Orthofix International N.V. (Orthofix), Biomet EBI/Spine, Lanx, Alphatec Spine (Alphatec), K2M and others.
Competition in the biologics market is increasing as well. In addition to our larger competitors, which are investing in their biologics platforms, we face competition from smaller orthobiologics companies such as Orthofix, Alphatec, Nutech Medical, and the Musculoskelatal Transplant Foundation.
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
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we seek to develop to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring premarket approval.
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
The procurement and transplantation of allograft bone tissue is subject to U.S. federal law pursuant to the National Organ Transplant Act, or NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration,” as defined in the NOTA. NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. With the exception of removal and implantation, we provide services in all of these areas. We make payments to vendors in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with the requirements of NOTA could result in enforcement action against us.
The procurement of human tissue is also subject to state anatomical gift acts and some states have statutes similar to NOTA. In addition, some states require that tissue processors be licensed by that state. Failure to comply with state laws could also result in enforcement action against us.
Clinical Trials
A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) premarket notification. These trials generally require approval of a submitted application for an investigational device exemption Investigational Device Exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the responsible institutional review boards. Future clinical trials of our motion preservation designs will likely require that we obtain IDEs from the FDA prior to commencing clinical trials. We filed with the FDA for an IDE on the XL TDR device, and were granted an IDE in 2008. Our clinical trials must be conducted in accordance with FDA regulations and other federal regulations concerning human subject protection and privacy and must be publicly registered. The results of our clinical trials may not be sufficient to obtain approval of our product. There are numerous risks associated with conducting such a clinical trial, including the high costs and uncertain outcomes. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

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

•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to occur.

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
Anti-kickback Statute:    We are subject to the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or PPACA, knowledge of the anti-kickback statute or the specific intent to violate the law is not required. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from Medicare, Medicaid and other federal healthcare programs, and according to PPACA, now provides a basis for liability under the False Claims Act. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.
Federal False Claims Act:    The Federal False Claims Act and, in particular, the False Claims Act’s “qui tam” or “whistleblower” provisions allow a private individual to bring actions in the name of the government alleging that a defendant has made false claims for payment from federal funds. In addition, various states are considering enacting or have enacted laws modeled after the Federal False Claims Act, penalizing false claims against state funds. If an action is brought against us, even if it is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Actions brought under the False Claims Act may result in significant fines and legal fees and distract our management’s attention, which would adversely affect our financial condition and results of operations. The costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our business, financial condition and results of operations.
Health Insurance Portability and Accountability Act:    Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as was amended in 2005 and in 2009, a covered entity is required to adhere to certain requirements regarding the use, disclosure and security of protected health information, or PHI. In the past, HIPAA has generally affected us indirectly, as NuVasive is generally neither a Covered Entity nor a Business Associate to Covered Entities, except that our provision of IOM services through various subsidiaries may create a Business Associate relationship and/or our Puerto Rico subsidiary may be a Covered Entity. Notwithstanding, in those cases where patient data is received, NuVasive is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services (HHS) can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all required HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business. Nonetheless, these new requirements affect only a small portion of our business. We believe the ongoing costs and impacts of assuring compliance with the HIPAA privacy and security rules are not material to our business.
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
Physician Payments Sunshine Act of 2009, or Sunshine Act:    The Sunshine Act was enacted into law in 2010 and requires public disclosure to the federal government of payments to physicians, including in-kind transfers of value such as free gifts or meals. These requirements all provide for penalties for non-compliance. The Centers for Medicare and Medicaid Services, or CMS, has recently issued final regulations and the requirement of the collection of payments to physicians begins effective August 2013, with the first annual report due March 2014. This new law, along with individual state reporting requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Compliance Program:    The federal government has recommended that healthcare companies, among others, develop and maintain an effective compliance program to reduce the likelihood of non-compliance by the company, its employees, agents and contractors. A compliance program is a set of internal controls established by a company to prevent and/or detect any non-compliant activities and to address properly those issues that may be discovered. In addition, some states, such as Massachusetts and California, now require certain healthcare companies to have a formal compliance program in place in order to do business within the state. For years, we have maintained a compliance program structured to meet the requirements of the federal sentencing guidelines for an effective compliance program and the model compliance program guidance promulgated by HHS over the years. Our program includes, but is not limited to, a Code of Ethical Business Conduct, designation of a compliance officer, compliance committee, policies and procedures, a confidential disclosure method (a hotline), and conducting periodic audits to ensure compliance.
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
The Japanese government in recent years made revisions to the Pharmaceutical Affairs Law (PAL) that made significant changes to the preapproval regulatory systems. These changes have in part, stipulated that in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare, certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PAL requirements prior to placing products on the market, Pre-market Submission (Todokede), Pre-market Certification (Ninsho) and Pre-market Approval (Shonin). NuVasive intends to market devices in Japan that will be assessed by both government entities and third-party organizations using all three procedures in place for manufacturers. The level of review and time line for medical device approval will depend on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the Pharmaceutical Affairs Law. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices. We will also be pursuing authorizations required by the prefectural government.
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
Physician coding for procedures is established by the American Medical Association, or AMA. For coding related to spine surgery, the North American Spine Society, or NASS, is the primary liaison to AMA. In July of 2006, NASS established the proper physician coding for the XLIF procedure by declaring it to be encompassed in existing codes that describe an anterolateral approach to the spine. This position was confirmed in a formal statement by NASS in January 2010. Hospital coding is established by CMS. XLIF is included in the nomenclature for hospital codes as an additional descriptor under long standing codes. All physician and hospital coding is subject to change which could impact reimbursement and physician practice behavior.
Independent of the coding status, third-party payers may deny coverage based on their own criteria, including if they feel that a device or procedure is not well established clinically, is not the most cost-effective treatment available, or is used for an unapproved indication. At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and NASS who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, the majority of insurance companies provide reimbursement for XLIF procedures.
However, certain carriers, large and small, may, have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Interbody Fusion (ILIF), Osteocel Plus, PCM or other procedures or products we sell. We will continue to provide the appropriate resources to patients, surgeons, hospitals, and insurers in order to ensure optimum patient care and clarity regarding reimbursement and work to remove any and all non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.
Payment amounts are established by government and private payer programs and are subject to fluctuations which could impact physician practice behavior. Third-party payers are increasingly challenging the prices charged for a wide range of medical products and services, including those in spine and intraoperative monitoring where we participate.
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
Particularly in the United States where major healthcare reform provisions are scheduled, third-party payers must demonstrate they can improve quality and reduce costs and thus we see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence requirements for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out of pocket costs for medical coverage which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.
In addition, there is a downward pressure on reimbursement for the IOM services provided by Impulse Monitoring. Significant coding changes for IOM services take effect in 2013. New Current Procedural Terminology (CPT) codes were introduced that may lead to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients will be subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring's ability to cover, bill and collect for cases performed.
We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payers will not adversely affect the demand for our products and services or our ability to sell these products and services on a profitable basis. The unavailability or inadequacy of third-party payer coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.
Shareowners (our employees)
We refer to our employees as shareowners. As of December 31, 2012, we had 1,173 shareowners. In addition to our shareowners, we partner with exclusive independent sales agencies and independent distributors who sell our products in the United States and internationally. There are approximately 449 individuals associated with the exclusive independent sales agencies and independent distributors with whom we partner. None of our shareowners are represented by a labor union, and we believe our shareowner relations are good.
NuVasive Spine Foundation
The NuVasive Spine Foundation, formerly known as Cheetah Gives Back, is a non-profit organization that has common management with us. The NuVasive Spine Foundation is committed to providing life-changing spine surgery to individuals around the world who have limited access to medical treatment and to developing sustainable spine care programs and advancing spine surgery technology by providing surgeons to train and educate other surgeons in disadvantaged communities.
We are not required to make contributions to The NuVasive Spine Foundation, except for any amounts pledged. No amounts were pledged by us as of December 31, 2012.
Corporate Information
Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.
We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the Commission). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2012.
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

Risks Related to Our Business and Industry
To be commercially successful, we must convince spine surgeons that our minimally disruptive surgical products are an attractive alternative to our competitors' products for the treatment of spine disorders.
Acceptance of our products by spine surgeons depends on educating and training spine surgeons as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our minimally disruptive spine surgery products as compared to our competitors' products. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with minimally disruptive surgical products and procedures;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;

•	increased competition in lateral procedural offerings;

•	lack of perceived differentiation among such lateral procedures;

•	costs associated with the purchase of new products and equipment; and

•	the time commitment that may be required for training.
If we are not successful in convincing spine surgeons of the merit of our minimally disruptive surgical products, educating them on the use of our products and maintaining their support in the use of our minimally disruptive products, we will be unable to increase our sales and sustain our growth or profitability. Subsequently, if we fail to adequately and continually promote and market our products to these spine surgeons or if a spine surgeon adopts a competitor's products into their practice, our sales could significantly decrease which could significantly impact our profitability and cash flow.
Our future success depends on our strategy of obsoleting our own products and our ability to timely acquire, develop and introduce new products or product enhancements that will be accepted by the market.
We have the objective of staying ahead of the spine market by obsoleting our own products with new products and enhancements. It is important to our business that we continue to build upon our product offering to surgeons and hospitals, and enhance the products we currently offer. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully acquire, develop, obtain regulatory approval for or market new products or that any of our future products or enhancements will be accepted by the surgeons who use our products or the third-party payers who financially support many of the procedures performed with our products. Additionally, in our quest to obsolete our own products, we must effectively manage our inventory, the demand for new and current products and the regulatory process for new products in order to avoid unintended adverse financial and accounting consequences.
If we do not effectively manage our strategy of obsoleting our own products by acquiring or developing new products or product enhancements that we can introduce in time to meet market demand or if there is insufficient demand for these products or enhancements, or if we do not manage the product transitions well which would result in margin reducing write-offs for obsolete inventory, our results of operations may suffer.
Changes to third-party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.
We believe that future reimbursement may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery or reduction in payment amount to hospitals and surgeons for approved surgery and intraoperative monitoring, both in the United States and in international markets. Sales of our products and services will depend on the availability of adequate reimbursement from third-party payers. Future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products and services as healthcare providers, such as hospitals that purchase medical devices and services for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices and services. Likewise, spine surgeons, neurophysiologists and their supervising physicians rely primarily on third-party reimbursement for the surgical or monitoring fees they earn. Spine surgeons are unlikely to use our products and services if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures.
Certain third-party payers have stated non-coverage decisions concerning our technologies and services and implementation of such policies could significantly alter our ability to sell our products. For example, several smaller regional third-party payers, such as Blue Cross Blue Shield of Florida and Medica of Minnesota, continue to have reimbursement policies that label XLIF® surgeries as experimental.
As we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines.
Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.
The market for spine surgery products is large and this has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pressure. New entrants to our markets include numerous niche companies with singular product focus, as well as companies owned partially by spine surgeons, who have significant market knowledge and access to the surgeons who use our products. As a result of this increased competition, we believe there will be continued pricing pressure. In addition, we may experience decreasing prices for our products due to pricing pressure experienced by our hospital customers from managed care organizations, insurance providers and other third-party payers and increased market power of our hospital customers as the medical device industry consolidates.
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
The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to our nerve monitoring systems and IOM services, we compete with Medtronic and VIASYS Healthcare, a division of CareFusion Corporation, both of which have significantly greater resources than we do, as well as numerous regional nerve monitoring companies. With respect to MaXcess®, our minimally disruptive surgical system, our largest competitors are Medtronic, DePuy, Synthes, Stryker Spine, and Globus Medical. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products.
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
In addition, the spine industry is becoming increasingly crowded with new market entrants, including physician-owned distributorships (PODs). Many of these new competitors focus on a specific product or market segment, making it more difficult for us to expand our overall market position. If these companies become successful, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand.
The proliferation of physician-owned distributorships, as well as aggressive competitive tactics to attract away key customers, could result in increased pricing pressure on our products and harm our ability to maintain or grow revenues.
In 2012, we saw increased surgeon participation in PODs and the loss of a few large customer accounts. PODs are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices. We do not sell or distribute any of our products to PODs. However, the increasing prevalence of PODs may reduce our market opportunities and may hamper our ability to grow or maintain revenues. In addition, we have seen increasingly aggressive competitive tactics focused on attracting customers away from us. To the extent these tactics are successful, our revenues may materially suffer.
Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA). On December 5, 2012, the Internal Revenue Service issued final regulations, based on the PPACA, imposing an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. The tax is applied to revenues regardless of a Company's level of pre-tax income or profits. As such, for smaller and medium size companies like ourselves, the tax's revenue-basis means that it can consume a substantial portion of any pre-tax income we generate on a GAAP basis. Under the law's provisions, the Congressional Research Service predicts that the total cost to the medical device industry may be up to $20 billion over the next ten years. The financial impact of this tax on our business is unclear though this significant increase in the tax burden on our company could have a material, negative impact on our results of operations and, consequently, our cash flows. In addition, as a result of this tax, we will have less cash available to reinvest in our business which could affect our ability to develop innovative new product offerings or support our global expansion efforts.
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
Any of these factors could have a negative impact on our business, results of operations or financing position. Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology. For example, we may not be able to successfully integrate an acquired company's operations, business processes, technologies, products and services, information systems and personnel into our business. Acquisitions may also further strain our existing financial and managerial controls, and divert management's attention away from our other business concerns.

Our IOM business exposes us to risks inherent with the sale of services, to which we were not previously exposed as a medical device company.
With the acquisition of Impulse Monitoring in October 2011, we are now selling IOM services that are unique from the sale of our biologics, lumbar, thoracic, cervical and motion preservation products and have applications outside of our core business of spinal surgery. Our IOM services involve neurophysiologists located in the operating room, working in partnership with supervising physicians who oversee and interpret neurophysiological data gathered via broadband transmission in real-time. Providing this service subjects us to malpractice exposure.
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
Impulse Monitoring also engages in direct billing of Medicare and commercial payers for IOM service which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and new collections risk associated with third-party payers.
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
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.
If we are unable to maintain and expand our network of direct and independent sales representatives, we may not be able to generate anticipated sales.
In the United States, we sell our products through a combination of exclusive independent sales agencies and directly-employed sales shareowners (employees). Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents. We expect these sales representatives to develop long-lasting relationships with the spine surgeons they serve. If our sales representatives fail to adequately promote, market and sell our products, our sales could significantly decrease.
We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. For example, in 2012, we experienced an increase in sales representatives leaving us. If any additional sales representatives were to leave us, our sales could be adversely affected. If sales representatives were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain sales representatives to work with us. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales.
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
We expect that our operating expenses will continue to increase as we continue to expand into international markets. International markets may be slower than domestic markets in adopting our products and are expected, in many instances, to yield lower profit margins when compared to our domestic operations. We have only limited experience in expanding into international markets as well as marketing and operating our products and services in such markets.
 Additionally, our international endeavors may involve significant risks and uncertainties, including distraction of management from domestic operations, insufficient revenue to offset the expenses associated with our international strategy, and unidentified issues not discovered in our due diligence. Because expansion into international markets is inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect our financial condition and operating results. Even if our international expansion is successful, our expenses may increase at a greater pace than our revenues and our operating results could be harmed.
A significant portion of our foreign subsidiaries' operating expenses are incurred in foreign currencies. If the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if international sales continue to grow as a percentage of our total sales.
Further, our anticipated growth internationally will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
Sales to customers outside the United States have accounted for an increasing portion of our revenues, which exposes us to risks inherent in international sales.
As a key component of our business strategy to develop new markets, we intend to continue to expand our international sales, but success cannot be assured. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (FCPA), and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities. Any reduction in international sales, or our failure to further develop our international markets, could have a material adverse effect on our business, results of operations and financial condition.
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

We currently use one or two manufacturers for many of our devices or components. Our dependence on one or two manufacturers involves several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our manufacturers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, cease to manufacture components of acceptable quality or cease to do business in general, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenue. In the event we experience delays, shortages, or stoppages of supply with any supplier, we would be forced to locate a suitable alternative supplier which could take significant time and result in significant expense. Any inability to meet our customers' demands for these products could lead to decreased sales and harm our reputation and result in the loss of customers to our competitors, which could cause the market price of our common stock to decline.
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
On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011 and in September 2011 a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. The District Court still needs to determine the amount of any ongoing royalties before we can properly appeal the unfavorable verdict to the Federal Circuit Court of Appeals. During pendency of our appeal, we have been required to secure the amount of the judgment, plus prejudgment interest, which could result in a material reduction in the liquidity required to run or grow our business. Should we lose our appeal or should the District Court ultimately award a much higher ongoing royalty rate, our ability to generate profits and cash flow, and, as a result, to invest in and grow our business, including the investment into new and innovative technologies may suffer.
In addition, in August 2012, Medtronic filed additional patent claims against us in the United States District Court for the Northern District of Indiana alleging that various of our spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430, and that our Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146 C2. Medtronic subsequently amended its complaint in the Northern District of Indiana alleging that our XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997. The lawsuit has since been transferred to the Southern District of California. We deny infringing any valid claims of these additional patents and intend to defend the lawsuit vigorously. However, should we lose this suit, our ability to invest in and grow our business may suffer.
We are currently involved in a trademark litigation action involving the NeuroVision brand name and, if we do not prevail, we could be liable for substantial damages.
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against us in the U.S. District Court for the Central District of California alleging trademark infringement and unfair competition. NMP sought cancellation of our “NeuroVision” trademark registrations, injunctive relief and damages based on NMP's common law use of the “Neurovision” mark. After trial of the matter, in October 2010 an unfavorable jury verdict was delivered against us relating to our use of the NeuroVision trade name. In January 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million plus attorney fees and costs, and granted a permanent injunction prohibiting our use of the NeuroVision name for marketing purposes. We promptly appealed the verdict to the Ninth Circuit Court of Appeals and in January 2011, the Circuit Court stayed enforcement of the injunction. In June 2011, we entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account to secure the judgment. In September 2012, the Circuit Court reversed and vacated the District Court's judgment against us, and also reversed and vacated the injunction and the award of attorney fees and costs. The Circuit Court remanded the case for a new trial and instructed the District Court to assign the case to a different judge. In December 2012, the full $62.5 million was released from escrow and returned to us. A retrial on the matter is currently scheduled to begin in front of a new judge in the District Court on June 4, 2013.
This litigation process has been expensive, complex and lengthy and its outcome is difficult to predict. We may also be subject to additional negative publicity due to this trademark litigation. This litigation may significantly divert the attention of our technical and management personnel. In the event that we are unsuccessful in our defense, we could be required to pay significant damages which are not covered under any of our insurance plans. In the event this outcome occurs, our business, liquidity, financial condition and results of operations would be materially adversely affected.
We are currently involved in several additional litigation actions which could cause us to incur significant legal expenses and/or prevent us from making, using, selling, offering to sell, importing or exporting certain of our products.
In addition to our ongoing patent litigation with Medtronic and trademark litigation with NMP, in October 2010, we initiated a patent infringement lawsuit against Globus Medical, Inc. (Globus) to protect our investment in our XLIF procedure and MaXcess retractor system. We also initiated a patent infringement lawsuit against Cadwell Laboratories, Inc. to protect our investment in our neuromonitoring platform. The outcome of these litigation efforts is difficult to predict, and in certain cases, we have entered into a contingent fee arrangement which grants our legal counsel the ability to share in the monetary recovery, if any, resulting from prosecution of the lawsuit.
Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from modeling, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. We may also be subject to negative publicity due to litigation. Pending or future patent litigation against us or any strategic partners or licensees may force us or any strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party's intellectual property, unless we develop alternative non-infringing technology or that party grants us or any strategic partners or licensees rights to use its intellectual property, and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, or if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if any strategic partners, licensees or we were able to obtain rights to the third-party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Furthermore, if we are found to infringe patent claims of a third-party, we may, among other things, be required to pay damages, including up to treble damages and attorneys' fees and costs, which may be substantial.
 An unfavorable outcome for us in patent or other intellectual property litigation could significantly harm our business if such outcome makes us unable to commercialize some of our current or potential products or cease some of our business operations. In addition, costs of prosecution of claims and defense, and any damages resulting from litigation may materially adversely affect our business and financial results. Litigation may also harm our relationships with existing customers and subject us to negative publicity, each of which could harm our business and financial results.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents at all or not in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Moreover, competitors may challenge our issued patents through the reexamination process (domestically) and/or opposition proceedings (internationally), as was done by both Medtronic and Globus in our ongoing litigation matters. Reexamination has been granted by the U.S. Patent Office with regard to each of the patents asserted in both litigation matters. Each of those reexam proceedings is pending, and if the U.S. Patent Office ultimately cancels or narrows the claims in these patents, it could prevent or hinder us from being able to enforce them against competitors.
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

In addition, recently enacted changes to the U.S. patent laws, together with proposed changes to the rules of the U.S. Patent Office to comport with the newly enacted laws may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. Of significance in the newly enacted patent laws, the United States has shifted from a “first to invent” to a “first inventor to file” system, which goes into effect on March 16, 2013. Consequently, the pool of prior art available to inhibit or limit our ability to obtain issued patents on the technology utilized in our products is expected to expand and the grace period for filing a patent application will be reduced in some ways. It will be possible for a situation to arise in which a competitor is able to obtain patent rights to technology which we invented first. Furthermore, the newly enacted patent laws provide for post grant review of issued patents and expanded reexamination proceedings that may provide our competitors with additional opportunities to challenge the validity of our issued patents.
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
As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties' rights, our products and methods may be covered by patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.
A patent infringement suit brought against us or any of our strategic partners or licensees may force us or such strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party's intellectual property, unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if our strategic partners, licensees or we were able to obtain rights to the third-party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.
Risks Related to our Legal and Regulatory Environment
We are subject to rigorous governmental regulations regarding the development, manufacture, and sale of our products and we may incur significant expenses to comply with these regulations and develop products that are compatible with these regulations. In addition, failure to comply with these regulations could subject us to substantial sanctions which could adversely affect our business, results of operations and financial condition.
The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities, including regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging, marketing and distribution of our products.
We are required to register with the FDA as a device manufacturer and tissue bank. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation (QSR) and Good Tissue Practices requirements, which require manufacturers of medical devices and tissue banks to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by notified bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or other applicable regulations and standards, this could delay product production and lead to fines, difficulties in obtaining regulatory clearances and approvals, recalls or other consequences, which in turn could have a material adverse effect on our financial condition, results of operations, or prospects.
Most medical devices must receive FDA clearance or approval before they can be commercially marketed. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of post-marketing programs. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product improvements could result in delayed realization of product revenues or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both QSR requirements and/or current Medical Device Reporting regulations. Product clearances or approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval.
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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in a company's products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of those minerals from this region. Complying with these rules will require investigative efforts, which will cause us to incur associated costs, and could adversely affect the sourcing, supply, and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.
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
We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval.
Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.
Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA. If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products, including our lateral TDR (XL TDR) devices.
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
Pursuant to FDA regulations, we can only market our products for cleared or approved uses. If the FDA determines that our promotional materials or training constitute promotion of an unapproved use, it could request that we modify our training or promotional materials, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities. Additionally, surgeons use several of our products for unapproved uses. While surgeons are permitted by the FDA to use our products for unapproved uses, there is a heightened risk of an enforcement action against us by a governmental enforcement authority when surgeons engage in that practice.
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
We obtained clearance to offer almost all of our medical device products that require FDA clearance through the FDA's 510(k) premarket notification clearance process. The FDA's 510(k) process, much like other foreign premarket regulatory review processes to which our devices are subject, seldom requires clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and effectiveness of our products, devices and tissue that might have been generated in connection with a U.S. PMA-like application. For these reasons, spine surgeons may be slow to adopt our products; we may not have comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products, affect our ability to have sustainable reimbursement for our products from third-party payers, significantly reduce our ability to achieve expected revenues and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for spine surgery procedures.
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
If we or our suppliers fail to comply with the FDA's quality system regulations or equivalent global regulations and standards, the manufacture and processing of our products could be delayed and we may be subject to an enforcement action by the FDA or other government agencies.
We and our suppliers are required to comply with the FDA's quality system regulations, and other applicable standards and requirements, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA and other regulatory bodies enforce compliance with regulatory requirements and standards through periodic inspections. If we or one of our suppliers fail an inspection or if any corrective action plan is not sufficient, the release of our products could be delayed. We have undergone FDA and other regulatory body's inspections regarding our allograft implant business and FDA inspections regarding our medical device activities. In connection with these inspections as well as prior inspections, regulatory agencies requested minor corrective actions, which we have implemented. There can be no assurance the FDA will not subject us to further enforcement action and the FDA and other regulatory agencies may impose additional inspections at any time.
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
In recent years, both the United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the FCPA. Despite implementation of a comprehensive global healthcare compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future. Whenever the United

States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, exclude or debar us from federal healthcare programs, impose compliance obligations, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the DOJ. Any of the foregoing actions could result in decreased sales as a result of negative publicity, and could have a material adverse effect on our financial condition, results of operations and prospects.
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
In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection or investigation could divert substantial management attention from the operation of our business, as well as could result in a material adverse effect on the market price of our common stock and on our business, results of operations and financial condition. For example, in November 2012, Orthofix's subsidiary, Blackstone Medical, settled with the DOJ for $30 Million relating to the alleged payment of kickbacks to surgeons to induce them to use their products and Synthes, Inc., in 2010, settled with the DOJ and the Office of Inspector General (OIG) for $22 million relating to allegations that it illegally tested bone cement on patients.
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
We are subject to risks associated with our non-U.S. operations.
The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, results of operations and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.
Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our reputation.
These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.
Risks Related to Our Financial Results and Need for Financing
We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our future operating results.
We have experienced rapid growth since our inception, and have increased our revenues from $38.4 million in 2004, the year of our initial public offering, to approximately $620.3 million in 2012. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.
The current adverse global economic conditions may adversely affect our liquidity and the liquidity of our customers.
As of December 31, 2012, we had approximately $346.1 million in cash, cash equivalents and investments in marketable securities. In May 2012, we entered into an escrow arrangement in connection with the Medtronic litigation and have transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during the pendency of our appeal of the judgment. In addition, as of December 31, 2012, we had approximately $74.3 million remaining under our 2.25% Senior Convertible Notes due in March 2013 (the 2013 Notes). Our escrow arrangement and the payment of the 2013 Notes will result in a significant reduction in the liquidity available to run or grow our business.
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
The liquidity of our customers and suppliers may also be affected by adverse global economic conditions. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. If our customers' liquidity and creditworthiness is negatively impacted by the condition of the economy, our ability to collect on our outstanding invoices and our collection cycles may be adversely affected.
The sale of our 2.75% Senior Convertible Notes due 2017 significantly increased our amount of long-term debt, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.
In June 2011, we issued $402.5 million aggregate principal amount of our 2.75% Senior Convertible Notes due in 2017 (the 2017 Notes). In addition, as of December 31, 2012, we had approximately $74.3 million remaining under our 2013 Notes. As a result of the sale of the 2017 Notes and the 2013 Notes, we have a substantially greater amount of long-term debt then we have maintained in the past. Our maintenance of such increased level of debt could adversely affect our financial condition and results of operations.
In addition, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2017 Notes and our Series A Preferred Stock that may be available for future sale and the sale of these shares may depress the market price of our common stock.
Risks Related to the Securities Markets and Ownership of Our Common Stock
We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.
The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, the closing price for our stock on the last day of the past four quarters was: $15.46 on December 31, 2012, $22.91 on September 30, 2012, $25.36 on June 30, 2012 and $16.84 on March 31, 2012. Fluctuation in the stock price may occur due to many factors, including:

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2012, we operated the following facilities:

Description of Use	Square Footage	Location	Lease Term
Corporate office and training facilities (1)	145,225	San Diego, CA	From 2008 to 2023
Corporate office facilities	62,367	San Diego, CA	From 2012 to 2013
Fulfillment and warehouse operations	100,000	Memphis, TN	Owned
Office and training facilities	63,761	Paramus, NJ	From 2010 to 2020
Office facilities	10,579	Columbia, MD	From 2006 to 2017
Office facilities	2,073	Puerto Rico	From 2011 to 2014
Office facilities	2,462	UK	From 2008 to 2013
Office facilities	4,378	Japan	From 2009 to 2015
Office facilities	4,456	Singapore	From 2011 to 2014
Office facilities	8,588	Australia	From 2009 to 2015
Office facilities and warehouse	7,383	Germany	From 2009 to 2015
Office facilities	902	Italy	From 2012 to 2013
Office facilities	1,851	Malaysia	From 2011 to 2014

(1)	Our corporate headquarters.

Item 3.	Legal Proceedings.
Medtronic Sofamor Danek USA, Inc. Litigation
As reported by us previously, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic), on August 18, 2008, filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of NuVasive’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents. Three of the patents were later withdrawn by Medtronic leaving the following nine patents in the lawsuit: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic (Medtronic Patents). Medtronic is seeking monetary damages and a court injunction against future infringement by NuVasive. NuVasive answered the complaint, denying the allegations.
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
Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The District Court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the District Court, delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties. Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012, and both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive's cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalty rates must be determined by the District Court prior to the appeal going forward. As a result, the appeal in the Federal

Circuit is temporarily dismissed while the post-verdict royalty rate is resolved by the District Court. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining the post-verdict royalty rate, and no hearings are scheduled at this time. The Company entered into an escrow arrangement on April 27, 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's December 31, 2012 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on sales subsequent to the verdict at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest and potential ongoing royalties may still be awarded, and at December 31, 2012, the Company cannot estimate a range of additional potential loss.
The second phase of the case pending in the Southern District of California currently involves one Medtronic Patent (6,916,320), and claim construction is expected to commence during the first half of 2013. On August 17, 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430, and that NuVasive's Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146 C2. On August 28, 2012, Medtronic amended its complaint in the Northern District of Indiana alleging that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997.
NuVasive denies infringing any valid claims of these additional patents and on September 4, 2012, NuVasive moved to motion to extend the time to respond to the complaint and transfer the Indiana case to the Southern District of California. The Indiana District Court granted NuVasive's motion to extend the time to respond and transferred the case to the Southern District of California. At December 31, 2012, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, NMP filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's “NeuroVision” trademark registrations, injunctive relief and damages based on NMP's common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP's complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company's use of the “NeuroVision” name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and consolidated this issue with our appeal of the verdict filed on May 6, 2011. During pendency of the appeal, the Company was required to escrow funds to secure the amount of the judgment, plus interest, attorneys' fees and costs. Accordingly, on June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. On September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and proceedings are scheduled to commence in the District Court in June 2013. NMP's right to appeal the Court of Appeals reversal and vacation of the judgment expired on December 10, 2012 and NMP stipulated to the release of the $62.5 million from the restricted escrow account. As a result, the full $62.5 million was released from escrow and returned to NuVasive. At December 31, 2012, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

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

	High	Low
2011:
First Quarter	$30.43	$24.37
Second Quarter	34.91	24.91
Third Quarter	34.64	17.05
Fourth Quarter	18.22	11.02
2012:
First Quarter	$17.89	$11.25
Second Quarter	25.37	15.36
Third Quarter	25.99	19.44
Fourth Quarter	23.81	12.35
We had approximately 124 stockholders of record as of January 31, 2013. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
During the fourth quarter of 2012, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders	8,826,202	(1)	$30.44	2,247,003	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	8,826,202		$30.44	2,247,003

(1) Consists of shares subject to outstanding options and restricted stock units under our 1998 Stock Option/Stock Issuance Plan and our 2004 Equity Incentive Plan.

(2)
Consists of shares available for future issuance under our 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan. As of December 31, 2012, an aggregate of 689,883 shares of common stock were available for issuance under the 2004 Equity Incentive Plan and 1,557,120 shares of common stock were available for issuance under the 2004 Employee Stock Purchase Plan. The 2004 Equity Incentive Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2014, subject to certain limitations, by a number of shares equal to the least of: (1) 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, (2) 4,000,000 shares, or (3) a number of shares set by our Board. The 2004 Employee Stock Purchase Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2014, subject to certain limitations, by a number of shares equal to the least of: (1) 1% of the number of shares of our common stock outstanding on that date, (2) 600,000 shares, or (3) a lesser number of shares determined by our Board.

PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index over the five year period ending December 31, 2012. The graph assumes that $100 was invested on December 31, 2007 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG NUVASIVE, INC.,
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
4/08
8/08
12/08
4/09
8/09
12/09
4/10
8/10
12/10
4/11
8/11
12/11
4/12
8/12
12/12
NuVasive, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data.
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2012(1)(2)	2011(1)(2)	2010(1)	2009(1)	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$620,255	$540,506	$478,237	$370,340	$250,082
Gross profit	466,846	428,395	393,098	309,230	211,074
Consolidated net income (loss)	2,442	(71,021)	76,533	4,437	(27,528)
Net income (loss) attributable to NuVasive, Inc.	3,144	(69,849)	78,285	5,808	(27,528)
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.07	$(1.73)	$1.99	$0.16	$(0.77)
Diluted	$0.07	$(1.73)	$1.85	$0.15	$(0.77)
	December 31,
	2012(1)(2)	2011(1)(2)	2010(1)	2009(1)	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$346,116	$342,223	$229,690	$204,660	$223,361
Working capital	349,474	384,457	262,795	262,355	256,491
Total assets	1,163,785	1,123,562	802,029	652,820	487,406
Senior Convertible Notes, net of current portion	332,404	394,019	230,000	230,000	230,000
Litigation liability	101,200	—	—	—	—
Other long-term liabilities	18,328	17,413	16,821	58,222	24,288
Noncontrolling interests	10,003	10,705	11,877	13,629	—
Total stockholders’ equity	537,575	494,045	434,355	296,222	187,631

(1)
Consolidated statement of operations and balance sheet data for the years ended December 31, 2012, 2011, 2010 and 2009 includes the results of Progentix Orthobiology, B.V., a variable interest entity which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB).

(2)	Consolidated statement of operations and balance sheet data for the years ended December 31, 2012 and 2011 include Impulse Monitoring from October 7, 2011, the date of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a medical device company focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.2 billion globally in 2013. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon. The platform includes a proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, a unique and integrated split-blade retractor system; and a wide variety of specialized implants. When the three elements of MAS are used together, they may significantly reduce surgery time and return patients to activities of daily living much faster than conventional approaches. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery and may independently offer patient benefits to various surgical approaches dealing with a wide variety of pathologies. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, which is still in the process of U.S. regulatory clearance, all used to aid the spinal fusion process. Our subsidiary, Impulse Monitoring, Inc. (Impulse Monitoring) provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We dedicate significant resources toward training spine surgeons on our unique technology and products. We continue to train surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.
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
At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and the North American Spine Society (NASS) who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, the majority of insurance companies provide reimbursement for XLIF procedures.
However, certain carriers, large and small, may have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Interbody Fusion (ILIF), Osteocel Plus, the PCM® device, or other procedures or products we sell. We cannot offer definitive time frames or final outcomes regarding reversal of the limiting-coverage policies, as the process is dictated by the third-party insurance providers. To date, we have not experienced significant lack of payment for our procedures based on these policies.
In addition, there is a downward pressure on reimbursement for the IOM services provided by Impulse Monitoring. Significant coding changes for IOM services take effect in 2013. New Current Procedural Terminology (CPT) codes were introduced that may lead to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients will be subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring's ability to cover, bill and collect for cases performed.
In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine as well as in the area of nerve monitoring. Our cervical product offerings now provide a full set of solutions for cervical fusion surgery, including both allograft tissue and CoRoent® implants, as well as cervical plating and posterior fixation products. In the fourth quarter of 2012, we received U.S. Food and Drug Administration (FDA) approval of the PCM device, a motion preserving total disc replacement device, which further strengthens our cervical product offerings and enables us to continue our trend of increasing our market share. Our nerve monitoring offerings include both the NVM5 and NVJJB products based on our proprietary software-driven nerve monitoring systems and our IOM services business, Impulse Monitoring.
Revenues.    To date, the majority of our revenues are derived from the sale of disposables and implants and we expect this trend to continue for the foreseeable future. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we place our proprietary software-driven nerve monitoring systems, MaXcess® and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for disposables or implants used upon receiving acknowledgement of a purchase order from the hospital indicating product use or implantation. In addition, we sell an immaterial number of MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems. To date, we have derived less than 5% of our total revenues from these sales.
We expect monitoring service revenue from IOM services to remain consistent with the current year. Monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report revenues based on the amount expected to be collected.

Sales and Marketing.    Through 2012, substantially all of our operations are located in the United States and substantially all of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agencies and directly-employed sales shareowners; both selling only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channels. We are continuing our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition.    We follow the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon acknowledgement of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from the sale of our instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
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

Authoritative guidance requires that goodwill and intangible assets with indefinite lives be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill, we estimate the value of our primary reporting unit using our market capitalization as the best evidence of fair value. For other reporting units, we estimate the fair value using the income approach valuation methodology based on discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the years ended December 31, 2011 and 2010, we did not record any impairment charges related to goodwill. During the fourth quarter of 2012, we updated our discounted cash flow valuation model for Impulse Monitoring and based on Management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of Impulse Monitoring's reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflect the impacts of the significant coding changes for IOM services which take effect in 2013 and are expected to result in reduced reimbursement for IOM services. In accordance with the authoritative guidance, we recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
Additionally, during the years ended December 31, 2012 and 2011, we recorded an impairment charge of $1.4 million and $17.6 million, respectively, related to the in-process research and development recorded for the PCM® device acquired from Cervitech in 2009. The primary factor contributing to these impairment charges was the reduction in management’s estimates of revenue for this device, and the related decreases to the estimated cash flows due to updated views of the competitive and regulatory landscape in the cervical market. The PCM device received U.S. Food and Drug Administration (FDA) approval in late 2012.
We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, trademarks and trade names, customer relationships and agreements, manufacturing know-how and other intangibles and are amortized on a straight-line basis over their estimated useful lives of two to 17 years. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. During the year ended December 31, 2011, we recorded an impairment charge of $0.6 million related to developed technology acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in management’s revenue estimate and the related decrease to the estimated cash flows for this device.
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
For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of restricted stock units granted is based on the market price of our common stock on the date of grant.
In February 2012, the Compensation Committee of the Board of Directors (the Compensation Committee) granted Performance-Based Restricted Stock Units (PRSUs) to certain senior Company executives. We recognize the stock-based compensation expense related to PRSUs granted based on the probability of achieving the specified performance criteria, as defined in the PRSU agreements. Expense is recognized using the graded vesting attribution method over the remaining recognition period based on these probabilities. Due to the nature of the performance goals, assessing the probability of achieving those goals is a highly subjective process that requires judgment.

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
As a result of the litigation award accrual totaling $101.2 million recorded in the third quarter of 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U.S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of December 31, 2012 or 2011.
Based on this same evidence and consideration of the state of California’s past and current suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. Accordingly, the income tax benefit reported for the year ended December 31, 2011, includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance. A full valuation allowance on our California deferred tax assets continues to exist as of December 31, 2012.
We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.
Legal Proceedings.    We are involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, we disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in our financial statements if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 11 to the consolidated financial statements included in this Annual Report. While it is not possible to predict the outcome for the matters discussed in Note 11 to the consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our consolidated financial statements and notes thereto included in this report, which contain accounting policies and other disclosures required by GAAP.

Results of Operations
Revenue

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Spine Surgery Products	$471,186	$430,970	$387,797
Biologics	110,179	99,759	90,152
Monitoring Service	38,890	9,777	288
Total revenue	$620,255	$540,506	$478,237	$79,749	15%	$62,269	13%
Our Spine Surgery Product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our Biologic product line offerings include allograft (donated human tissue), FormaGraft, a collagen synthetic product, Osteocel Plus, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX, a synthetic bone graft material, all used to aid the spinal fusion process. Our Monitoring Service line offering includes hospital-based revenues and net patient service revenues related to IOM services performed.
The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative lateral procedure known as XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our XLIF procedure and deeper penetration into existing accounts and our newer international markets as our sales force executes on the strategy of selling the full mix of our products. However, recent changes in market dynamics, the public and private insurance markets and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have substantially reduced the overall spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2013 will come primarily from market share gains related to the market shift toward less invasive spinal surgery, both domestically and internationally.
Our total revenues increased $79.7 million in 2012 compared to 2011 and $62.3 million in 2011 compared to 2010, representing total revenue growth of 15% and 13%, respectively.
Revenue from our Spine Surgery Products increased $40.2 million, or 9%, in 2012 compared to 2011 and $43.2 million, or 11%, in 2011 compared to 2010. These increases resulted from increases in volume of approximately 11% and 12% for the years ended December 31, 2012 and 2011 respectively, compared to the prior periods, offset by small unfavorable changes in price of approximately 1% and 2%, respectively, for the same periods.
Revenue from Biologics increased $10.4 million, or 10%, in 2012 compared to 2011 and $9.6 million, or 11%, in 2011 compared to 2010. These increases resulted from increases in volume of approximately 11% and 12% for the years ended December 31, 2012 and 2011, respectively, compared to the prior periods, offset by small unfavorable changes in price of approximately 1% for the same periods.
Revenue from Monitoring Services increased $29.1 million in 2012 compared to 2011, and $9.5 million from $0.3 million in 2011 compared to 2010. These increases resulted from the acquisition of Impulse Monitoring in October of 2011.
Cost of Goods Sold, excluding amortization of purchased technology

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of Goods Sold	$153,409	$112,111	$85,139	$41,298	37%	$26,972	32%
% of total revenue	25%	21%	18%
Cost of goods sold consists of costs of purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM service, which includes personnel and physician oversight costs.
Cost of goods sold as a percentage of revenue increased in 2012 over 2011 primarily related to higher costs as a percentage of revenue with monitoring service revenues of approximately 2% and estimated royalty expense accruals associated with the judgment in the Medtronic litigation of approximately 1%. Cost of goods sold as a percentage of revenue increased slightly in 2011 over 2010, primarily related to an increase in excess and obsolete inventory reserves of approximately 1%, higher costs as a percentage of revenue with monitoring service revenues of approximately 1% and estimated royalty expense accruals associated with the 2011 judgment in the Medtronic litigation of approximately 1%.
For 2013, we expect cost of goods sold, as a percentage of revenue, to increase compared to 2012, primarily as a result of the impact of the medical device excise tax. We are currently accruing royalties related to the Medtronic litigation at the rates stated in the judgment; however, ongoing royalty rates have not yet been determined. Accordingly, any increase to those rates will have a negative impact on cost of goods sold.
Operating Expenses
Sales, Marketing and Administrative

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Sales, Marketing and Administrative	$372,416	$349,052	$314,675	$23,364	7%	$34,377	11%
% of total revenue	60%	65%	66%
Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for shareowners engaged in sales, marketing and customer support functions; distributor commissions; depreciation expense for surgical instrument sets; shipping costs; surgeon training costs; shareowner (employee) related expenses for our administrative functions; and third-party professional service fees.
As a percentage of revenue, sales, marketing and administrative expenses decreased in 2012 compared to 2011, primarily as a result of the addition of Impulse Monitoring, which has a lower sales, marketing and administrative expense profile than the rest of NuVasive, as well as lower stock-based compensation expense and lower legal expenses incurred in connection with the Medtronic litigation. As a percentage of revenue, sales, marketing and administrative expenses decreased in 2011 compared to 2010, principally as a result of increased operating leverage in our expenses, as well as lower legal expenses incurred on non-Medtronic related litigation, relative to the 13% growth in revenue in 2011 compared to 2010.
Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount, distribution and customer support headcount, and shipping, increased $22.2 million in 2012 compared to 2011. This increase is less than our increased revenue growth in 2012 compared to the prior year due to the addition of Impulse Monitoring. Excluding the impact resulting from a change in an accounting estimate related to the useful life of certain surgical instrument sets in 2011, costs that tend to vary based on revenue increased $18.1 million in 2011 compared 2010.
Effective January 1, 2011, we changed the useful life of certain surgical instrument sets from three to four years. This change, which was accounted for as a change in accounting estimate, resulted in approximately $1.2 million and $5.9 million less depreciation expense for the years ended December 31, 2012 and 2011 than would have been recorded had the useful life of these assets not been extended.
Compensation and other shareowner related expenses for our marketing and administrative support functions increased $8.3 million in 2012 compared to 2011. This increase is primarily the result of additions to our headcount and an increase in performance-based compensation. Compensation and other shareowner related expenses for our marketing and administrative support functions increased $11.9 million in 2011 compared to 2010. This increase is primarily the result of additions to our headcount.
We continue to make significant investments in our Japanese operations. This investment, along with increased depreciation expense associated with certain system software investments, represented increases of $4.0 million and $1.3 million in 2012 and 2011, respectively, compared to the prior year.
Stock-based compensation decreased $5.5 million in 2012 as compared to 2011, primarily related to a decrease in the weighted average grant date fair value of 2012 grants compared to 2011 grants, as well as the timing of annual grants in the current year as compared to the prior year. The decrease in the weighted average grant date fair value is primarily attributed to the decrease in our average stock price for 2012 compared to 2011. Stock-based compensation increased $4.6 million in 2011 compared to 2010, primarily related to an increase in stock-based awards granted to shareowners associated with the continued increase in headcount.

In addition, legal expenses incurred in connection with the Medtronic litigation decreased $4.6 million in 2012 as compared to 2011. Legal expenses decreased $0.8 million in 2011 as compared to 2010, primarily due to increased expenses incurred in connection with the Medtronic litigation during 2011, which were more than offset by decreased expenses incurred in connection with the defense of the NeuroVision trademark infringement litigation during 2010.
On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to continue to decrease moderately.
Research and Development

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Research and Development	$35,296	$38,408	$40,926	$(3,112)	(8)%	$(2,518)	(6)%
% of total revenue	6%	7%	9%
Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner related expenses.
In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, expanded our offering of cervical products, and continued to invest to further enable our entry into the growing motion preservation market. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. We are developing proprietary total disc replacement devices for spine applications, which are currently in different phases of clinical trials and related studies. We anticipate continuing to incur costs associated with patient follow-up and advancing the products through the regulatory process related to these clinical trials and studies through at least 2013.
Expenses incurred in connection with clinical trials and various studies decreased approximately $2.4 million in 2012 compared to 2011, primarily due to reduced costs as a result of the completion of enrollment in a clinical trial and the completion of certain biologics-related studies. Expenses incurred in connection with clinical trials and study related activities decreased $2.7 million in 2011 compared to 2010.
Compensation and other shareowner related expenses, including performance-based compensation, decreased $0.5 million in 2012 compared to 2011, and primarily relates to compensation-related savings, including a shift of expenses out of shareowner compensation and into outside consulting expenses. Compensation and other shareowner related expenses, including performance-based compensation, increased $1.1 million in 2011 compared to 2010, which includes expenses totaling $0.3 million recorded in the year ended December 31, 2011 resulting from the correction of an immaterial error related to the accrual of payroll expenses. This increase is primarily due to increased compensation and other shareowner related expenses resulting from additions to our headcount to support our product development and enhancement efforts, offset by a decrease in performance-based compensation.
For the foreseeable future, as a percentage of revenue, we expect total research and development costs to remain consistent with 2012 in support of our ongoing development and 510k product approval efforts.
Amortization of Intangible Assets

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Amortization of Intangible Assets	$12,430	$6,609	$5,407	$5,821	88%	$1,202	22%
% of total revenue	2%	1%	1%
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased $5.8 million and $1.2 million in 2012 and 2011, respectively, as compared to prior years, primarily due to the acquisition of Impulse Monitoring in October 2011 and intangible assets acquired during 2012 and 2011, compared to the prior years.

We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility, including additional expense resulting from the recent approval of the PCM device.
Impairment of Goodwill and Intangible Assets

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Impairment of Goodwill and Intangible Assets	$9,700	$18,167	$—	$(8,467)	(47)%	$18,167	—
% of total revenue	2%	3%	—%
During the fourth quarter of 2012, we recorded $8.3 million of impairment charges related to Impulse Monitoring's goodwill. Additionally, during the fourth quarter of 2012 and 2011, we recorded $1.4 million and $18.2 million, respectively, of impairment charges related to intangible assets acquired from Cervitech in 2009.
Litigation Award

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Litigation Award	$—	$101,200	$—	$(101,200)	(100)%	$101,200	100%
% of total revenue	—%	19%	—%
Litigation award expenses represent the monetary damages awarded to Medtronic during September 2011.
Interest and Other Expense, Net

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest income	$915	$832	$760
Interest expense	(27,710)	(17,933)	(6,672)
Other income (expense), net	1,047	2,078	(264)
Total interest and other expense, net	$(25,748)	$(15,023)	$(6,176)	$(10,725)	71%	$(8,847)	143%
% of total revenue	(4)%	(3)%	(1)%
Interest and other expense, net, consists principally of interest expense incurred on our outstanding $476.8 million Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. Interest expense increased $9.8 million and $11.3 million in 2012 and 2011, respectively, as compared to prior years, as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering which closed in June 2011, slightly offset by reduced interest incurred from the repurchase of the 2013 Notes during 2011.
Other income, net decreased $1.0 million and increased $2.3 million in 2012 and 2011, respectively, as compared to prior years, primarily as a result of the $2.4 million net non-cash gain recorded during 2011 related to the changes in the fair values of the derivative asset and liability recorded in connection with the 2017 Notes offering, slightly offset by a foreign currency gain of $0.9 million in 2012 and a foreign currency loss of $0.7 million in 2011.
Interest and other expense, net, as a percentage of revenues, is expected to remain at current levels in 2013.

Income Tax Expense (Benefit)

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income Tax Expense (Benefit)	$8,814	$(29,043)	$(50,619)	$37,857	(130)%	$21,576	(43)%
Effective income tax (Benefit) rate	78%	(29)%	(195)%
The effective income tax expense rate for 2012 was 78% compared to an effective tax benefit rate of 29% in 2011. The effective tax rate for 2012 reflects the impact of the non-deductible goodwill impairment charge of $8.3 million. Excluding the impact of the non-deductible goodwill impairment charge, the effective tax rate for 2012 would have differed from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, and non-deductible stock award compensation.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law in the U.S. This legislation includes the temporary extension of several expired business tax incentives retroactively to calendar year 2012 and prospectively through calendar year 2013. Among the expired tax provisions was the research and development tax credit. The effects of the change in the tax law will be recognized in our first quarter of 2013, the quarter during which the law was enacted. Had the legislation been enacted during 2012, our income tax expense would have been reduced by approximately $1.0 million for the year ended December 31, 2012.
The 29% effective tax benefit rate for 2011 reflects the impact of the significant charges related to the litigation award and asset impairment. As a result of the litigation award accrual totaling $101.2 million recorded in 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U. S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of December 31, 2011.
Based on this same evidence and consideration of the state of California’s past and current suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. Accordingly, the income tax benefit reported for 2011 includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance. A full valuation allowance on our California deferred tax assets continues to exist at December 31, 2012.
In addition, certain future tax deductions were no longer going to be realized as a result of the repurchase of $155.7 million of our 2013 Notes in 2011. Accordingly, the income tax benefit for 2011 includes a charge totaling $1.8 million, representing the write off of deferred tax assets associated with these future deductions.
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
We expect our effective income tax rate to exceed the U.S. federal and state statutory income tax rates primarily due to non-deductible expenses, state income taxes, net of federal benefit, and certain foreign losses expected to be incurred for which no benefit can be recorded.
Stock-Based Compensation
The compensation expense that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Year Ended December 31,			2011 to 2012		2010 to 2011
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Stock-Based Compensation
Sales, Marketing & Administrative	$24,096	$29,583	$24,945
Research & Development	2,138	2,487	3,280
Cost of Goods Sold	78	—	—
Total Stock-Based Compensation	$26,312	$32,070	$28,225	$(5,758)	(18)%	$3,845	14%
% of total revenue	4%	6%	6%

Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The decrease in stock-based compensation of approximately $5.8 million in 2012 as compared to 2011 primarily related to a decrease in the weighted average grant date fair value of 2012 grants compared to 2011 grants, as well as timing of annual grants in the current year as compared to the prior year. The decrease in the weighted average grant date fair value is primarily attributed to the decrease in our average stock price for 2012 compared to 2011. The increase in stock-based compensation of approximately $3.8 million in 2011 as compared to 2010 can be primarily attributed to an increase in the number of awards due to increased headcount year over year.
As of December 31, 2012, there was approximately $3.0 million, $15.4 million, and $1.7 million of unrecognized compensation expense for stock options, RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.2 years, 1.9 years and 1.5 years, respectively. In addition, as of December 31, 2012, there was $2.0 million of unrecognized compensation expense for shares expected to be issued under the Employee Stock Purchase Plan which is expected to be recognized through October 2014.
Business Combinations and Asset Acquisitions
Acquisition of Impulse Monitoring, Inc.    In October 2011, we completed the purchase of all of the outstanding shares of Impulse Monitoring for an initial payment of approximately $79.7 million consisting of cash totaling approximately $40.5 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of Impulse Monitoring. Impulse Monitoring, a company headquartered in Maryland, is a leading provider of outsourced IOM services to hospitals and became a wholly owned subsidiary of the Company upon completion of the acquisition. During the first quarter of 2012, we made an additional cash payment of approximately $1.2 million related to a working capital adjustment, resulting in a total purchase price of approximately $80.9 million. Of the total purchase price of $80.9 million, $57.7 million was allocated to goodwill based on management’s valuation of the fair value of the assets acquired and liabilities assumed on the date of acquisition. During the fourth quarter of 2012, we updated our discounted cash flow valuation model for Impulse Monitoring and based on Management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of Impulse Monitoring's reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflect the impacts of the significant coding changes for IOM services which take effect in 2013 and are expected to result in reduced reimbursement for IOM services. In accordance with the authoritative guidance, we recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.

Investment in Progentix Orthobiology, B.V.    On January 13, 2009, we completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement. NuVasive, Progentix and the Progentix Shareholders also entered into an Option Purchase Agreement dated January 13, 2009 (the Option Agreement), whereby (i) the Progentix Shareholders had two separate rights, upon the achievement of pre-defined development milestones by Progentix or sales milestones by us, to cause us to purchase the remaining sixty percent (60%) of capital stock of Progentix (Remaining Shares) at pre-defined prices (the Put Options), and (ii) we have the right, upon the occurrence of pre-defined events, to purchase the remaining sixty percent (60%) of capital stock of Progentix (the Call Option). We also entered into a Distribution Agreement with Progentix dated January 13, 2009, whereby Progentix appointed us as its exclusive distributor for certain Progentix products.
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
On December 30, 2009, we entered into an amendment (the Amendment) to the Option Agreement and the Distribution Agreement with Progentix and the Progentix Shareholders in connection with the execution of an exclusive supply agreement between us and Ceremed, Inc. The Amendment, among other things, extended by five months the period of time allotted for the achievement of each of the milestones required to trigger the Put Options, reduced the transfer price paid to Progentix by us for the supply of product, and also reduced by up to $14.0 million the purchase price to be paid by us upon execution of either of the Put Options or the Call Option. As the Remaining Shares and the Option Agreement are accounted for as a combined unit in the consolidated financial statements, the Amendment resulted in the retirement of the noncontrolling equity interests originally recorded in January 2009, and in accordance with authoritative guidance, the noncontrolling equity interests were recorded at fair value as of December 30, 2009, the date of the Amendment. The fair value of the equity interests issued on December 30, 2009 approximated the carrying value of the noncontrolling equity interests on that date.
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
In March 2008, we issued $230.0 million principal amount of 2.25% Senior Convertible Notes due 2013 (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. We pay 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. At December 31, 2012, approximately $74.3 million of the 2013 Notes remain outstanding. Any 2013 Notes not converted prior to March 15, 2013, the maturity date, will be paid in cash.
In June 2011, we issued $402.5 million principal amount of the 2.75% Convertible Senior Notes due 2017 (the 2017 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, solely at our election. Interest on the 2017 Notes began accruing in June 2010 and is payable semi-annually on January 1 and July 1 of each year.
In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our December 31, 2012 consolidated balance sheet.

Cash, cash equivalents and marketable securities was $346.1 million and $342.2 million at December 31, 2012 and 2011, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, and the outcome of current and future litigation. At December 31, 2012, we have cash and investments totaling $119.0 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010	$ Change	$ Change
Cash provided by operating activities	$130,082	$62,965	$65,827	$67,117	$(2,862)
Cash used in investing activities	(147,894)	(201,724)	(45,795)	53,830	(155,929)
Cash (used in) provided by financing activities	(22,556)	209,879	7,082	(232,435)	202,797
Effect of exchange rate changes on cash	175	(225)	70	400	(295)
(Decrease) increase in cash and cash equivalents	$(40,193)	$70,895	$27,184	$(111,088)	$43,711
Cash flows from operating activities
Cash provided by operating activities was $130.1 million in 2012, compared to $63.0 million in 2011. The $67.1 million increase in cash provided by operating activities in 2012 as compared to 2011 is due to an increase in net income, adjusted for noncash items, a decrease in amounts paid for other current assets, including a refund of $11.2 million relating to an overpayment at December 31, 2011, increased collections on outstanding accounts receivable and other working capital management initiatives related to accounts payable, inventories and accrued liabilities. Cash provided by operating activities was $63.0 million in 2011, compared to $65.8 million in 2010. The $2.9 million decrease in cash provided by operating activities in 2011 as compared to 2010 is primarily due to an increase in amounts paid for other current assets, including an overpayment of $11.2 million, which was refunded in January 2012, and increased payments related to accounts payable and accrued liabilities, offset by improved collections from accounts receivable.
Cash flows used in investing activities
Cash used in investing activities was $147.9 million in 2012, compared to $201.7 million in 2011. The $53.8 million decrease in cash used in investing activities in 2012 as compared to 2011 is primarily due to a decrease in cash paid for business and asset acquisitions, a decrease in purchases of property, plant and equipment, and a decrease in investment activity in marketable securities and restricted investments. Cash used in investing activities was $201.7 million in 2011, compared to $45.8 million in 2010. The $155.9 million increase in cash used in investing activities in 2011 as compared to 2010 is primarily due to an increase in our net purchases of marketable securities of $102.3 million, an increase in cash used related to the acquisition of Impulse Monitoring of $35.4 million, net of cash acquired, and increased purchases of surgical instrument sets which are deployed to support our increasing revenue volume.
Cash flows from financing activities
Cash used in financing activities was $22.6 million in 2012, compared to cash provided in financing activities of $209.9 million in 2011. The $232.4 million decrease in cash provided by financing activities in 2012 as compared to 2011 is primarily due to net proceeds totaling approximately $205.0 million from the convertible debt financing activity which occurred in 2011, and an increase in 2012 in cash paid for contingent consideration of $29.7 million. Cash provided by financing activities was $209.9 million in 2011, compared to $7.1 million in 2010. The $202.8 million increase in cash provided by financing activities in 2011 as compared to 2010 is primarily due to net proceeds totaling approximately $359.2 million from the issuance of 2017 Notes on June 28, 2011, offset by the repurchase of $154.2 million of our outstanding 2013 Notes.
Contractual Obligations and Commitments
Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our 2013 Notes and 2017 Notes (collectively, the Senior Convertible Notes), operating leases and other contractual obligations. The following summarizes our long-term contractual obligations and commitments as of December 31, 2012 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Senior Convertible Notes(1)	$526,909	$85,714	$22,137	$419,058	$—
Operating leases	82,536	10,748	15,724	15,415	40,649
Capital leases	1,049	590	459	—	—
Royalty obligations	600	120	240	240	—
Clinical advisory agreements	329	69	130	130	—
Supply agreements	17,500	8,900	8,600	—	—
Total	$628,923	$106,141	$47,290	$434,843	$40,649

(1)	See Note 6 to the consolidated financial statements included in this Annual Report for further discussion of the terms of the Senior Convertible Notes.
The following obligations and commitments are not included in the table above:
In connection with the investment in Progentix, we are contingently obligated to make additional payments of up to $24.0 million.
In connection with several purchase and product development agreements, we are contingently obligated to make additional payments up to $17.1 million primarily upon the achievement of specified milestones.
We have not included an amount related to uncertain tax benefits or liabilities in the table above because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. As of December 31, 2012, the liability included in the consolidated balance sheets related to tax uncertainties is immaterial.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity and Risk.    Our exposure to interest rate risk at December 31, 2012 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2012, we do not hold any material asset-backed investment securities and in 2012, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2012, a change of 10 percent in interest rates, assuming the amount of our investment portfolio remains constant, would not have a material effect on interest expense. Further, this analysis does not consider the effect of the change in the level of the overall economic activity that could exist in such an environment.

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
The following table presents the carrying value and related weighted-average rate of return for our investment portfolio as of December 31, 2012 (dollars in thousands):

	Carrying Value	Weighted Average Rate of Return
Money market funds	$89,101	0.1%
Certificates of deposit	998	0.4%
Corporate notes	42,447	0.3%
Commercial paper	9,997	0.2%
U.S. government treasury securities	56,472	0.2%
Securities of government-sponsored entities	198,326	0.2%
Total interest bearing instruments	$397,341
As of December 31, 2012, the stated maturities of our available for sale securities are $202.2 million within one year and $106.0 million from one to two years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.
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
We do not currently engage in hedging activities with respect to our foreign currency exchange risk.

Item 8.	Financial Statements and Supplementary Data.
The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of December 31, 2012. Based on such evaluation, our management has concluded as of December 31, 2012, the Company’s disclosure controls and procedures are effective.
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
Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
NuVasive, Inc.
We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NuVasive, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of NuVasive, Inc. and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 26, 2013

Item 9B.	Other Information
None.
PART III
Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its annual meeting of stockholders to be held on May 23, 2013, and certain information included in the Proxy Statement is incorporated herein by reference.

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

(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

4.4	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)

10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)

10.2#
Form of Stock Option Award Notice under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.3#
Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004).

10.4#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10. 5#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.6#	Amendment No. 1 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)

10.7#	Amendment No. 2 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 25, 2011)

10.8#	Amendment No. 3 to the 2004 Employee Stock Purchase Plan (filed herewith)

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

10.11#	Letter Agreement by and between NuVasive, Inc. and Jeffrey P. Rydin, dated October 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 9, 2012)

10.12#	Employment Agreement by and between NuVasive, Inc. and Matthew Link, dated January 2, 2013 (filed herewith)

10.13#	Employment Agreement by and between NuVasive, Inc. and Russell Powers, dated October 4, 2012 (filed herewith)

10.14
Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.15#	Non-Employee Director Cash Compensation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 5, 2011)

10.16
Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on November 8, 2007)

10.17
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

10.26
Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.27	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.28	Form of 2.75% Convertible Senior Note due 2017 (included in Exhibit 10.27)

10.29
Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.30
Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.31
Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.32
Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.33
Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.34
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.35
Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.36
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.37†
Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.38†
Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.39†
Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.40
Agreement and Plan of Merger by and among NuVasive, Inc., Catamaran Acquisition Corporation, Impulse Monitoring, Inc. and Tullis Dickerson & Co., Inc. as Stockholders' Agent, dated September 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 7, 2011 (file no. 0001193125-11-266851)

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

SUPPLEMENTAL INFORMATION
Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013, and copies of the form of proxy to be used for such Annual Meeting, will be furnished to the SEC prior to the time they are distributed to the Registrant’s Stockholders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

Date:	February 26, 2013	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2013	By: /s/ Michael J. Lambert
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

Signature	Title	Date

/s/ Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
Alexis V. Lukianov

/s/ Michael J. Lambert	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013
Michael J. Lambert

/s/ Jack R. Blair	Director	February 26, 2013
Jack R. Blair

/s/ Peter C. Farrell	Director	February 26, 2013
Peter C. Farrell

/s/ Robert J. Hunt	Director	February 26, 2013
Robert J. Hunt

/s/ Lesley H. Howe	Director	February 26, 2013
Lesley H. Howe

/s/ Eileen M. More	Director	February 26, 2013
Eileen M. More

/s/ Richard W. Treharne	Director	February 26, 2013
Richard W. Treharne

/s/ Peter M. Leddy	Director	February 26, 2013
Peter M. Leddy

NUVASIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
NuVasive, Inc.
We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuVasive, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
February 26, 2013

NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$123,299	$163,492
Short-term marketable securities	138,405	146,228
Accounts receivable, net of allowances of $2,780 and $3,430, respectively	88,958	87,736
Inventory	126,335	119,313
Deferred tax assets, current	28,236	54,550
Prepaid expenses and other current assets	8,516	20,518
Total current assets	513,749	591,837
Property and equipment, net	125,123	124,754
Long-term marketable securities	84,412	32,503
Intangible assets, net	101,362	108,140
Goodwill	154,106	159,349
Deferred tax assets	40,575	19,857
Restricted cash and investments	118,995	68,600
Other assets	25,463	18,522
Total assets	$1,163,785	$1,123,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,048	$51,744
Accrued payroll and related expenses	27,916	22,215
Litigation liability	—	101,200
Acquisition-related liabilities	—	32,221
Senior Convertible Notes, current	74,311	—
Total current liabilities	164,275	207,380
Senior Convertible Notes	332,404	394,019
Deferred tax liabilities	3,129	3,952
Litigation liability	101,200	—
Other long-term liabilities	15,199	13,461
Commitments and contingencies
Noncontrolling interests	10,003	10,705
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized at December 31, 2012 and 2011, respectively, 43,686 and 42,455 issued and outstanding at December 31, 2012 and 2011, respectively	44	42
Additional paid-in capital	714,865	674,790
Accumulated other comprehensive income	786	477
Accumulated deficit	(178,120)	(181,264)
Total stockholders’ equity	537,575	494,045
Total liabilities and stockholders’ equity	$1,163,785	$1,123,562
See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue	$620,255	$540,506	$478,237
Cost of goods sold (excluding amortization of purchased technology)	153,409	112,111	85,139
Gross profit	466,846	428,395	393,098
Operating expenses:
Sales, marketing and administrative	372,416	349,052	314,675
Research and development	35,296	38,408	40,926
Amortization of intangible assets	12,430	6,609	5,407
Impairment of goodwill and intangible assets	9,700	18,167	—
Litigation award	—	101,200	—
Total operating expenses	429,842	513,436	361,008
Interest and other expense, net:
Interest income	915	832	760
Interest expense	(27,710)	(17,933)	(6,672)
Other income (expense), net	1,047	2,078	(264)
Total interest and other expense, net	(25,748)	(15,023)	(6,176)
Income (loss) before income taxes	11,256	(100,064)	25,914
Income tax expense (benefit)	8,814	(29,043)	(50,619)
Consolidated net income (loss)	$2,442	$(71,021)	$76,533
Net loss attributable to noncontrolling interests	$(702)	$(1,172)	$(1,752)
Net income (loss) attributable to NuVasive, Inc.	$3,144	$(69,849)	$78,285

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.07	$(1.73)	$1.99
Diluted	$0.07	$(1.73)	$1.85
Weighted average shares outstanding:
Basic	43,328	40,372	39,251
Diluted	44,272	40,372	45,514

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Consolidated net income (loss)	$2,442	$(71,021)	$76,533
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	4	60	(6)
Translation adjustments, net of tax	305	(199)	496
Other comprehensive income (loss):	309	(139)	490
Total consolidated comprehensive income (loss)	2,751	(71,160)	77,023
Plus: Net loss attributable to noncontrolling interests	702	1,172	1,752
Comprehensive income (loss) attributable to NuVasive, Inc.	$3,453	$(69,988)	$78,775

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	38,774	$39	$485,757	$126	$(189,700)	$296,222
Issuance of common stock under employee and director stock option and purchase plans	754	1	14,830	—	—	14,831
Stock-based compensation expense	—	—	28,225	—	—	28,225
Reversal of valuation allowance related to original issue discount, net	—	—	16,116	—	—	16,116
Tax benefits related to stock-based compensation awards	—	—	186	—	—	186
Net income attributable to NuVasive, Inc.	—	—	—	—	78,285	78,285
Other comprehensive income	—	—	—	490	—	490
Balance at December 31, 2010	39,528	40	545,114	616	(111,415)	434,355
Issuance of common stock under employee and director stock option and purchase plans	591	—	6,852	—	—	6,852
Issuance of common stock in connection with acquisitions	2,336	2	39,246	—	—	39,248
Stock-based compensation expense	—	—	32,070	—	—	32,070
Sale of warrants	—	—	47,898	—	—	47,898
Equity component of Senior Convertible Notes	—	—	49,390	—	—	49,390
Convertible Note Hedge, net	—	—	(46,243)	—	—	(46,243)
Tax benefits related to stock-based compensation awards	—	—	463	—	—	463
Net loss attributable to NuVasive, Inc.	—	—	—	—	(69,849)	(69,849)
Other comprehensive loss	—	—	—	(139)	—	(139)
Balance at December 31, 2011	42,455	42	674,790	477	(181,264)	494,045
Issuance of common stock under employee and director stock option and purchase plans	756	1	4,883	—	—	4,884
Issuance of common stock in connection with asset acquisitions	475	1	7,559	—	—	7,560
Stock-based compensation expense	—	—	26,312	—	—	26,312
Tax benefits related to stock-based compensation awards	—	—	1,321	—	—	1,321
Net income attributable to NuVasive, Inc.	—	—	—	—	3,144	3,144
Other comprehensive income	—	—	—	309	—	309
Balance at December 31, 2012	43,686	$44	$714,865	$786	$(178,120)	$537,575

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Consolidated net income (loss)	$2,442	$(71,021)	$76,533
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,909	36,242	36,737
Deferred income tax expense (benefit)	4,525	(30,967)	(53,664)
Amortization of debt discount	12,697	6,108	—
Amortization of debt issuance costs	1,872	1,816	1,493
Stock-based compensation	26,312	32,070	28,225
Impairment of goodwill and intangible assets	9,700	18,167	—
Loss on repurchase of Senior Convertible Notes, net	—	332	—
Gain recognized on change in fair value of derivatives	—	(2,387)	—
Allowance for doubtful accounts and sales return reserves	103	1,345	(995)
Allowance for excess and obsolete inventory, net of write-offs	5,475	6,028	1,607
Accretion of contingent consideration	1,364	980	962
Other non-cash adjustments	5,919	5,247	3,844
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,005)	(9,929)	(17,865)
Inventory	(11,022)	(17,170)	(18,664)
Prepaid expenses and other current assets	12,725	(14,396)	(2,105)
Accounts payable and accrued liabilities	2,938	(3,385)	11,596
Litigation liability	—	101,200	—
Accrued payroll and related expenses	5,128	2,685	(1,877)
Net cash provided by operating activities	130,082	62,965	65,827
Investing activities:
Cash paid for business and asset acquisitions	(11,088)	(37,574)	(973)
Purchases of property and equipment	(41,189)	(53,370)	(45,846)
Purchases of marketable securities	(235,919)	(253,210)	(203,415)
Sales of marketable securities	246,504	151,966	204,439
Purchases of restricted investments	(113,281)	(4,536)	—
Sales of restricted investments	7,079	—	—
Payment for specific rights in connection with supply agreement, net of refund received	—	(5,000)	—
Net cash used in investing activities	(147,894)	(201,724)	(45,795)
Financing activities:
Proceeds from the sale of warrants	—	47,898	—
Proceeds from the issuance of convertible debt, net of issuance costs	—	391,445	—
Purchase of convertible note hedges	—	(80,097)	—
Repurchase of 2013 Senior Convertible Notes	—	(154,164)	—
Tax benefits related to stock-based compensation awards	3,003	463	186
Proceeds from the issuance of common stock	4,884	6,852	14,831
Payment of contingent consideration	(29,722)	(1,800)	—
Other assets	(721)	(718)	(7,935)
Net cash (used in) provided by financing activities	(22,556)	209,879	7,082
Effect of exchange rate changes on cash	175	(225)	70
(Decrease) increase in cash and cash equivalents	(40,193)	70,895	27,184
Cash and cash equivalents at beginning of year	163,492	92,597	65,413
Cash and cash equivalents at end of year	$123,299	$163,492	$92,597
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with business and asset acquisitions	$7,560	$39,248	$—
Acquisition of property and equipment under capital leases	$60	$1,386	$—
Supplemental cash flow information:
Interest paid	$12,741	$9,466	$5,175
Income taxes paid	$2,934	$2,082	$1,133

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies
Description of Business.    NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. NuVasive's principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as an offering of biologics, cervical and motion preservation products. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon. The platform includes a proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, a unique and integrated split-blade retractor system; and a wide variety of specialized implants. When the three elements of MAS are used together, they may significantly reduce surgery time and return patients to activities of daily living much faster than conventional approaches. The individual components of NuVasive's MAS platform, and many of the Company's products, can also be used in open or traditional spine surgery and may independently offer patient benefits to various surgical approaches dealing with a wide variety of pathologies. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.
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
On October 7, 2011, the Company completed the acquisition of Impulse Monitoring, Inc. (Impulse Monitoring), a company which provides IOM services of the nervous system during spine and other surgeries. The acquisition complemented the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the eXtreme lateral interbody fusion (XLIF®) procedure more safe and reproducible.
Basis of Presentation and Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Additionally, the consolidated financial statements for all periods presented include the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB).
As a result of the October 2011 acquisition of Impulse Monitoring, the Company maintains a contractual relationship with several physician practices (PCs) whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs. As of December 31, 2012 and 2011, the associated PCs are American Neuromonitoring Associates, P.C.; Pacific Neuromonitoring Associates, Inc.; Keystone Neuromonitoring Associates, P.C.; North Pacific Neuromonitoring Associates, P.C.; and Midwest Neuromonitoring Associates, Inc. Under the management services agreements, the Company provides all non-medical services to the PCs in return for a management fee that is settled on a monthly basis. The management services include management reporting, billing and collections of all charges for medical services provided and all administrative support to the PCs. Pursuant to existing guidance issued by the FASB, these represent variable interest entities for which the Company is the primary beneficiary, and the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition.
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
Concentration of Credit Risk and Significant Customers.    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term and long-term marketable securities and accounts receivable. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. No single customer represented greater than ten percent of sales or accounts receivable for any of the periods presented.
Fair Value of Financial Instruments.    The Company’s financial instruments consist principally of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable, accounts payable, accrued expenses, and Senior Convertible Notes. In addition, during the year ended December 31, 2011, financial instruments included a derivative liability and asset related to its Senior Convertible Notes.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The estimated fair value of the Senior Convertible Notes is determined by using available market information as of the reporting date.
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
Upon obtaining stockholder approval to increase the number of authorized shares of the Company’s common stock, the Company can now settle the 2017 Notes in cash, stock, or a combination thereof, solely at the Company’s election. In accordance with authoritative guidance, the derivative liability and asset were marked to fair value and reclassified to stockholders’ equity.
During the year ended December 31, 2011, the Company recognized non-cash income of approximately $2.4 million related to the net change in the fair values of the derivative liability and asset. This $2.4 million consists of a $39.5 million gain related to the change in the fair value of the derivative liability and a loss of $37.1 million related to the change in the fair value of the derivative asset. Gains and losses were recorded in the statement of operations as a component of other expense, net.

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
Revenue Recognition.    The Company follows the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which sets forth guidelines for the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is recognized upon acknowledgement of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from the sale of instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
Monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. The Company reports revenues from contracted payers, including Medicare, certain insurance companies and certain managed healthcare plans, based on the contractual rate, or in the case of Medicare, the published fee schedules. The Company reports revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-

contracted payers is recorded as a contractual allowance to arrive at net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. In each reporting period, the Company reviews the historical collection experience for non-contracted payers and adjusts the expected revenues for current and subsequent periods accordingly.
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
In addition, the Company establishes a reserve for estimated sales returns that is recorded as a reduction to revenue. This reserve is maintained to account for the future return of products sold in the current period. Product returns were not material for the years ended December 31, 2012, 2011 and 2010.

Inventory.    Inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. Approximately $7.4 million and $7.7 million of inventory was held at consigned locations at December 31, 2012 and 2011, respectively. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items. At December 31, 2012 and 2011, the balance of the allowance for excess and obsolete inventory is $16.9 million and $11.7 million, respectively.
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
The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. Goodwill and indefinite lived intangible assets, which consists of in-process research and development acquired, are not amortized. The Company assesses goodwill and indefinite lived intangible assets for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill, the Company estimates the value of its primary reporting unit using its market capitalization as the best evidence of fair value. For other reporting units, the Company estimates the fair value using the income approach valuation methodology based on discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the years ended December 31, 2011 and 2010, the Company did not record any impairment charges related to goodwill. During the fourth quarter of 2012, the Company updated its discounted cash flow valuation model for Impulse Monitoring and based on management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of Impulse Monitoring's reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflect the impacts of the significant coding changes for IOM services which take effect in 2013 and are expected to result in reduced reimbursement for IOM services. In accordance with the authoritative guidance, the Company recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
During the years ended December 31, 2012 and 2011, the Company recorded an impairment charge of $1.4 million and $17.6 million, respectively, related to the in process research and development recorded for the PCM® device acquired from Cervitech in 2009. The primary factor contributing to these impairment charges was the reduction in management’s revenue estimate and the related decrease to the estimated cash flows for this device. The PCM device received U.S. Food and Drug Administration (FDA) approval in late 2012.
Intangible assets with a finite life, such as acquired technology, customer relationships, manufacturing know-how, licensed technology, supply agreements and certain trade names and trademarks, are amortized on a straight-line basis over their estimated useful life, ranging from two to 17 years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.
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
Property, Plant and Equipment.    Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to 20 years. Maintenance and repairs are expensed as incurred. The Company amortizes leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is less.
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

Product Shipment Costs.    Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented. Product shipment costs are included in sales, marketing and administrative expense in the accompanying consolidated statements of operations and were $17.6 million, $18.8 million, and $16.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
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
Loss Contingencies.   The Company is involved in a number of legal actions involving both product liability and intellectual property disputes. The outcomes of these legal actions are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, the Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in the Company's financial statements if it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.
Net Income (Loss) Per Share.    The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units (RSUs), unvested performance-based restricted stock units (PRSUs), warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed conversion of the Senior Convertible Notes were included in the diluted net income (loss) calculation for the years ended December 31, 2012 and 2011 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net income (loss) calculation for all years presented because the inclusion of such shares would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$3,144	$(69,849)	$78,285
Income impact of assumed conversion of Senior Convertible Notes outstanding	—	—	5,969
Net income (loss) available to NuVasive, Inc.’s common stockholders	$3,144	$(69,849)	$84,254
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	43,328	40,372	39,251
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	177	—	944
RSUs and PRSUs	767	—	178
Dilutive effect of assumed conversion of Senior Convertible Notes outstanding	—	—	5,141
Weighted average common shares outstanding for diluted	44,272	40,372	45,514
Basic net income (loss) per share attributable to NuVasive, Inc.	$0.07	$(1.73)	$1.99
Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.07	$(1.73)	$1.85

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock Options and RSUs	6,592	8,091	4,100
Warrants	14,694	10,009	5,141
Senior Convertible Notes	11,214	8,948	—
Total	32,500	27,048	9,241

Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments.
Recently Adopted Accounting Standards. Effective January 1, 2012, the Company adopted the FASB's updated accounting guidance related to annual and interim goodwill impairment tests. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The adoption of this accounting guidance did not have a material impact on the Company's condensed consolidated financial statements.
Effective January 1, 2012, the Company adopted the FASB's amended requirements for the presentation of comprehensive income. The amended guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The adoption of this authoritative guidance did not have an impact on the Company's financial position or results of operations.
Effective January 1, 2012, the Company adopted the FASB's updated accounting guidance on the classification of allowance for doubtful accounts for certain health care entities, which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from revenue in the statement of operations rather than as an operating expense. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.
Change in Accounting Estimate.    During the first quarter of 2011, the Company completed a review of the estimated useful life of its surgical instrument sets. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain surgical instrument sets was extended from three to four years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the years ended December 31, 2012 and 2011, depreciation expense, which is included in sales, marketing and administrative expenses, was lower by approximately $1.2 million and $5.9 million, respectively, than it would have been had the useful life of these assets not been extended. The effect of this change on net income for the years ended December 31, 2012 and 2011 was $0.7 million and $4.2 million, respectively. The effect of this change on both basic and diluted earnings per share for the years ended December 31, 2012 and 2011was $0.02 and $0.10 per share, respectively.
Reclassifications and Adjustments.    Certain reclassifications have been made to the prior year consolidated financial statements and notes to conform to the current year presentation.
During the year ended December 31, 2011, the Company identified an immaterial error in the consolidated financial statements for the year ended December 31, 2010 related to the accrual of payroll expenses. Based on a quantitative and qualitative analysis of the error as required by authoritative guidance, management concluded that the correction, which increased expenses by approximately $1.3 million for the year ended December 31, 2011, had no material impact on any of the Company’s previously issued financial statements, was immaterial to the full year results for 2011 and had no effect on the trend of financial results. Of the $1.3 million, approximately $1.0 million and $0.3 million was charged to sales, marketing and administrative expenses and research and development expenses, respectively.
2.    Business Combinations
Impulse Monitoring, Inc. Acquisition
On October 7, 2011 (the Closing Date), the Company completed the purchase of all of the outstanding shares of Impulse Monitoring pursuant to an Agreement and Plan of Merger dated September 28, 2011 for an initial payment of approximately $79.7 million consisting of cash totaling approximately $40.5 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of Impulse Monitoring. During the three months ended March 31, 2012, the Company made an additional cash payment of approximately $1.2 million related to a working capital adjustment, resulting in a total purchase price of approximately $80.9 million and a corresponding adjustment to goodwill. Impulse Monitoring provides IOM services for insight into the nervous system during spine and other surgeries. The acquisition complemented the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF procedure more safe and reproducible.
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
The allocation of the purchase price was based on management’s valuation of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed as of the Closing Date. The following table summarizes the allocation of the purchase price (in thousands):

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated Fair Value	Estimated Useful Life
Cash	$5,100
Total other current assets	7,300
Property, plant and equipment	1,100
Developed technology	700	4
Non-compete agreement	300	1
Trade name	500	3
Customer relationships	25,100	10
Goodwill	57,700
Current liabilities	(8,900)
Deferred income tax liabilities, net	(8,000)
Total purchase price allocation	$80,900

Goodwill totaling $57.7 million represented the excess of the estimated initial purchase price over the fair value of tangible and identifiable intangible assets acquired and was due primarily to increased market penetration from customers and synergies expected from combining the assembled workforce with the Company’s existing IOM workforce. This acquisition was nontaxable and, as a result, there is no tax basis in goodwill. Accordingly, none of the goodwill associated with the Impulse Monitoring acquisition is deductible for tax purposes.
During the fourth quarter of 2012, the Company updated its discounted cash flow valuation model for Impulse Monitoring and based on management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of Impulse Monitoring's reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflect the impacts of the significant coding changes for IOM services which take effect in 2013 and are expected to result in reduced reimbursement for IOM services. In accordance with the authoritative guidance, the Company recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
As a result of the acquisition, the Company maintains a contractual relationship with several PCs whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs in return for a management fee that is settled on a monthly basis. In accordance with authoritative guidance, the Company has determined that the PC’s are variable interest entities. Additionally, pursuant to this guidance, the Company is considered the primary beneficiary of the PCs as the Company has both (1) the power to direct the economically significant activities of the PCs and (2) the obligation to absorb losses of, or the right to receive benefits from, the PCs. Accordingly, the financial position and results of operations of the PCs have been included in the Company’s consolidated financial statements from the Closing Date. The liabilities recognized as a result of consolidating the PCs, which are not material, do not represent additional claims on the Company’s general assets. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010
Revenue	$570,410	$509,854
Net (loss) income attributable to NuVasive, Inc.	$(67,176)	$78,915
Net (loss) income per share — basic	$(1.59)	$1.90
Net (loss) income per share — diluted	$(1.59)	$1.65
The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through December 31, 2012.
Investment in Progentix Orthobiology, B.V.
In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At December 31, 2012, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.
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
Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that the embedded Put Option will become exercisable. At December 31, 2012, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at December 31, 2012, the Company concluded it is not probable that the milestones will be met, therefore the Remaining Shares are not expected to become redeemable. The probability of redemption is reevaluated at each reporting period.
Total assets and liabilities of Progentix included in the accompanying consolidated balance sheet are as follows (in thousands):

	December 31,
	2012	2011
Total current assets	$657	$640
Identifiable intangible assets, net	14,871	15,338
Goodwill	12,654	12,654
Other long-term assets	46	53
Accounts payable & accrued expenses	230	411
Other long-term liabilities	—	—
Deferred tax liabilities, net	2,921	3,318
Noncontrolling interests	10,003	10,705

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Year Ended December 31,
	2012	2011
Noncontrolling interests at beginning of period	$10,705	$11,877
Less: Net loss attributable to the noncontrolling interests	702	1,172
Noncontrolling interests at end of period	$10,003	$10,705

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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Classified as current assets
Certificates of deposit	Less than 1	$998	$—	$—	$998
Corporate notes	Less than 1	19,169	3	(1)	19,171
Commercial paper	Less than 1	9,995	2	—	9,997
U.S. government treasury securities	Less than 1	17,055	6	—	17,061
Securities of government-sponsored entities	Less than 1	91,151	27	—	91,178
Short-term marketable securities		138,368	38	(1)	138,405
Classified as non-current assets
Corporate notes	1 to 2	23,293	—	(17)	23,276
U.S. government treasury securities	1 to 2	7,619	4	—	7,623
Securities of government-sponsored entities	1 to 2	53,493	22	(2)	53,513
Long-term marketable securities		84,405	26	(19)	84,412
Classified as restricted investments
U.S. government treasury securities	Less than 2	31,784	5	(1)	31,788
Securities of government-sponsored entities	Less than 2	53,618	18	(1)	53,635
Restricted investments		85,402	23	(2)	85,423
Total marketable securities at December 31, 2012		$308,175	$87	$(22)	$308,240

December 31, 2011:
Classified as current assets
Certificates of deposit	Less than 1	$526	$—	$—	$526
Corporate notes	Less than 1	21,153	16	(1)	21,168
Commercial paper	Less than 1	5,000	—	—	5,000
U.S. government treasury securities	Less than 1	32,131	11	—	32,142
Securities of government-sponsored entities	Less than 1	87,353	39	—	87,392
Short-term marketable securities		146,163	66	(1)	146,228
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	32,502	5	(4)	32,503
Long-term marketable securities		32,502	5	(4)	32,503
Classified as restricted investments
U.S. government treasury securities	Less than 2	12,017	9	—	12,026
Securities of government-sponsored entities	Less than 2	50,880	27	(1)	50,906
Restricted investments		62,897	36	(1)	62,932
Total marketable securities at December 31, 2011		$241,562	$107	$(6)	$241,663

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2012 and 2011. The Company had two transfers from Level 3 of the fair value measurement hierarchy during the year ended December 31, 2012 and one transfer from Level 3 of the fair value measurement hierarchy during the year ended December 31, 2011, all occurring as a result of the liabilities being paid during the year.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$89,101	$89,101	$—	$—
Certificates of deposit	998	998	—	—
Corporate notes	42,447	—	42,447	—
Commercial paper	9,997	—	9,997	—
U.S. government treasury securities	56,472	56,472	—	—
Securities of government-sponsored entities	198,326	—	198,326	—
Total cash equivalents, marketable securities and restricted investments	$397,341	$146,571	$250,770	$—

Contingent Consideration:
Acquisition-related liabilities, non-current	$(1,074)	$—	$—	$(1,074)

December 31, 2011:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$121,666	$121,666	$—	$—
Certificates of deposit	526	526	—	—
Corporate notes	21,168	—	21,168	—
Commercial paper	5,000	—	5,000	—
U.S. government treasury securities	44,168	44,168	—	—
Securities of government-sponsored entities	170,801	—	170,801	—
Total cash equivalents, marketable securities and restricted investments	$363,329	$166,360	$196,969	$—
Contingent Consideration:
Acquisition-related liabilities, current	$(32,221)	$—	$—	$(32,221)
The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 6. The estimated fair value of our term capital lease obligations approximated their carrying values as of December 31, 2012 and 2011.
Contingent Consideration Liability
In connection with the acquisition of Cervitech in May 2009, the Company was required to pay an additional amount not to exceed $33.0 million in the event that the PCM device received FDA approval. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model, the significant inputs of which were not observable in the market. The key assumptions in applying this approach were the interest rate, the timing of expected approval and the probability assigned to the milestone being achieved. During the fourth quarter of 2012, the PCM device was approved by the FDA. Accordingly, the contingent consideration liability was accreted to $33.0 million. Changes in fair value were recorded in the statement of operations as sales, marketing and administrative expenses.
In connection with an immaterial acquisition in 2012, the Company is required to pay an amount not to exceed €2.0 million in the event two specified revenue-based milestones are met. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Based

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on these assumptions, the estimated fair value of the contingent consideration totaled $1.1 million at December 31, 2012 and is included in other long-term liabilities in the December 31, 2012 consolidated balance sheet. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses.
In addition, during the years ended December 31, 2012 and 2011, the Company paid approximately $0.5 million and $1.8 million, respectively, related to contingent consideration recorded in connection with an immaterial acquisition which occurred in 2010.
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

The following table sets forth the changes in the estimated fair value of the Company’s assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2012	2011
Assets:
Fair value measurement at beginning of period	$—	$—
Derivative asset purchased in connection with 2017 Notes	—	80,098
Change in fair value measurement included in operating expenses and other income (expense)	—	(37,124)
Derivative asset reclassified to stockholders’ equity	—	(42,974)
Fair value measurement at end of period	$—	$—
Liabilities:
Fair value measurement at beginning of period	$32,221	$33,041
Contingent consideration liability recorded upon acquisition	1,019	—
Derivative liability recorded in connection with 2017 Notes	—	88,900
Change in fair value measurement included in operating expenses and other income (expense)	1,364	(38,530)
Derivative liability reclassified to stockholders’ equity	—	(49,390)
Contingent consideration paid or settled	(33,530)	(1,800)
Fair value measurement at end of period	$1,074	$32,221
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
During the fourth quarter of 2012, the Company updated its discounted cash flow valuation model for Impulse Monitoring and based on management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of Impulse Monitoring's reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflect the impacts of the significant coding changes for IOM services which take effect in 2013 and are expected to result in reduced reimbursement for IOM services. In accordance with the authoritative guidance, the Company recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2012 and 2011, as a result of reductions in management’s estimates of revenues and related cash flows used in the valuation models principally due to an updated view of the competitive and regulatory landscape in the cervical market, the carrying value of the IPR&D and developed technology acquired from Cervitech in 2009 exceeded their estimated fair value. Accordingly, the Company recorded impairment charges totaling approximately $1.4 million and $18.2 million during the years ended December 31, 2012 and 2011, respectively. The fair value of the IPR&D and developed technology acquired was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The PCM device was approved by the FDA in late 2012.

5.    Balance Sheet Details
Property and Equipment, net.    Property and equipment, net, consisted of the following (in thousands, except years):

	Useful Life	December 31,
		2012	2011
Instrument sets	3 to 4	$159,960	$146,818
Machinery and equipment	5	17,719	15,930
Computer equipment and software	3 to 7	37,690	29,750
Leasehold improvements	7 to 15	20,735	19,133
Furniture and fixtures	3 to 7	7,744	7,996
Building and improvements	20	7,195	7,089
Land	—	541	541
		251,584	227,257
Less: accumulated depreciation and amortization		(126,461)	(102,503)
		$125,123	$124,754
Depreciation expense was $39.5 million, $29.6 million, and $28.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, assets recorded under capital leases of $1.4 million are included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.
Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation, and testing of the system. At December 31, 2012 and 2011, the Company had $14.6 million and $10.3 million in unamortized capitalized software costs, respectively. Amortization expense related to capitalized internal-use software costs was $2.8 million, $1.8 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets. Goodwill and intangible assets as of December 31, 2012 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$55,178	$(14,966)	$40,212
Manufacturing know-how and trade secrets	12	21,712	(7,996)	13,716
Trade name and trademarks	11	9,500	(2,333)	7,167
Customer relationships	9	39,330	(9,703)	29,627
	10	$125,720	$(34,998)	$90,722
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,106
Total intangible assets, net				$255,468

Goodwill and intangible assets as of December 31, 2011 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	11	$37,535	$(10,589)	$26,946
Manufacturing know-how and trade secrets	12	21,389	(6,007)	15,382
Trade name and trademarks	12	6,700	(1,449)	5,251
Customer relationships	9	37,234	(4,513)	32,721
	11	$102,858	$(22,558)	$80,300
Intangible Assets Not Subject to Amortization:
In-process research and development				27,840
Goodwill				159,349
Total intangible assets, net				$267,489
Total expense related to the amortization of intangible assets was $12.4 million, $6.6 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. In-process research and development will be amortized beginning on the approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.
Total future amortization expense related to intangible assets subject to amortization at December 31, 2012 is set forth in the table below (in thousands):

2013	$15,058
2014	12,733
2015	12,204
2016	11,807
2017	9,462
Thereafter through 2027	29,458
Total future amortization expense	$90,722

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to goodwill are comprised of the following (in thousands):

	December 31,
	2012	2011
Balance at beginning of period	$159,349	$103,070
Impairment charge	(8,300)	—
Additions recorded in connection with business acquisitions	1,660	56,279
Other	1,397	—
Balance at end of period	$154,106	$159,349

Accounts Payable and Accrued Liabilities.   Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$9,040	$11,294
Accrued expenses	20,880	20,929
Royalties payable	19,861	7,277
Distributor commissions payable	7,523	7,214
Non-income taxes payable	3,144	3,672
Other	1,600	1,358
	$62,048	$51,744
Other Long-Term Liabilities. Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred rent	$13,340	$12,338
Capital lease obligation, non-current	426	859
Contingent consideration, non-current	1,074	—
Other	359	264
	$15,199	$13,461
6.    Senior Convertible Notes
The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	December 31,
	2012	2011
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(70,096)	(82,792)
	332,404	319,708
2.25% Senior Convertible Notes due 2013	74,311	74,311
Total Senior Convertible Notes	$406,715	$394,019

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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on a quoted market price, or Level 1, of the outstanding 2017 Notes at December 31, 2012 and 2011 is approximately $361.3 million and $291.8 million, respectively.
Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity. As of December 31, 2012, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.
Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The original debt discount will be recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. At December 31, 2012 and 2011, the net carrying value of the equity component is $49.3 million.
The interest expense recognized on the 2017 Notes during the year ended December 31, 2012 includes $11.1 million and $12.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the year ended December 31, 2011 includes $5.6 million and $6.1 million for the contractual coupon interest and the accretion of the debt discount, respectively.
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the year ended December 31, 2011, the Company repurchased, in privately negotiated transactions, approximately $155.7 million in principal of its 2013 Notes. The aggregate purchase price totaled approximately $155.5 million (representing a price of approximately 99.0% of the principal face value of the 2013 Notes, plus accrued interest). The repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. Including the write off of a portion of the deferred financing costs related to the 2013 Notes, during the year ended December 31, 2011, the Company recorded a loss on the extinguishment of debt of approximately $0.3 million. At December 31, 2012, approximately $74.3 million of the 2013 Notes’ original aggregate principal amount of $230.0 million remains outstanding.
The Company pays 2.25% interest per annum on the principal amount of the 2013 Notes, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Any of the 2013 Notes not converted prior to March 15, 2013, the Maturity Date, will be paid in cash. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding 2013 Notes at December 31, 2012 and 2011 is approximately $74.3 million and $70.4 million, respectively.
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
In connection with the offering of the 2013 Notes, the Company entered into convertible note hedge transactions (the 2013 Hedge) with the initial purchasers and/or their affiliates (the 2013 Counterparties) entitling the Company to purchase up to 5.1 million shares of the Company’s common stock at an initial stock price of $44.74 per share, each of which is subject to adjustment. In addition, the Company sold to the 2013 Counterparties warrants to acquire up to 5.1 million shares of the Company’s common stock (the 2013 Warrants), at an initial strike price of $49.13 per share, subject to adjustment. The cost of the 2013 Hedge that was not covered by the proceeds from the sale of the 2013 Warrants was approximately $14.0 million and was recorded as a reduction of additional paid-in capital as of December 31, 2008. The impact of the 2013 Hedge is to raise the effective conversion price of the 2013 Notes to approximately $49.13 per share (or approximately 20.3542 shares per 1,000 principal amount of the 2013 Notes). The 2013 Hedge is expected to reduce the potential equity dilution upon conversion of the 2013 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2013 Hedge. The 2013 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the 2013 Warrants.
7.    Commitments
Leases
The Company leases office facilities and equipment under various operating and capital lease agreements. The initial terms of these leases range from one year to 15 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance. In connection with certain operating leases, the Company has issued irrevocable transferable letters of credit totaling $5.6 million.
For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, including expenses directly associated with the facility leases, was approximately $10.8 million, $9.9 million, and $9.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2012 are as follows (in thousands):

	Capital Leases	Operating Leases
2013	$590	$10,748
2014	446	8,080
2015	13	7,644
2016	—	7,630
2017	—	7,785
Thereafter	—	40,649
Total minimum lease payments	1,049	$82,536
Less amount representing interest, 14.7% weighted average interest rate	(140)
Present value of obligations under capital leases	909
Less current portion	(483)
Long-term capital lease obligations	$426
Other Commitments
In connection with the investment in Progentix as described in Note 2, the Company is contingently obligated to make additional payments of up to $24.0 million based upon the achievement of specified milestones.
In connection with several purchase and product development agreements, the Company is contingently obligated to make additional payments of up to $17.1 million primarily upon the achievement of specified milestones.
8.    Stockholders’ Equity
Preferred Stock.    There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2012 and 2011.
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
Stock Option and Restricted Stock Units.    In October 1998, the Company adopted the 1998 Stock Incentive Plan (the 1998 Plan) to grant options to purchase common stock to eligible employees, non-employee members of the board of directors, consultants and other independent advisors who provide services to the Company. Under the 1998 Plan, 4.3 million shares of common stock, as amended, were initially reserved for issuance upon exercise of options granted by the Company. The Board of Directors determined the terms of the stock option agreements, including vesting requirements. Options under the 1998 Plan have a 10-year term and generally vest over a period not to exceed 4 years from the date of grant. All options granted under the 1998 Plan allowed for early exercise prior to the option becoming fully vested.
In April 2004, the Board of Directors replaced the 1998 Plan with the 2004 Equity Incentive Plan (the 2004 Plan) under which 7 million shares (plus the remaining shares available for grant under the 1998 Plan) of the Company’s common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 4,000,000 shares; or (iii) a number of shares determined by the Board of Directors. As of December 31, 2012, 689,883 shares remained available for future grant under the 2004 Plan.
The 2004 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units (RSUs) and rights to purchase stock to employees, directors and consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. RSUs granted to officers vest annually at 33% per year beginning one year from date of grant. The remaining RSUs generally vest annually at 25% per year beginning one year from date of grant. In addition, the Board of Directors has provided for the acceleration of 50% of the unvested options of all employees upon a change in control and the vesting of the remaining unvested options for those employees that are involuntarily terminated within a year of the change in control.
Following is a summary of stock option activity for the year ended December 31, 2012 under all stock plans (in thousands, except years and per share amounts):

	Shares	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2012
Outstanding at December 31, 2011	6,919	$30.29
Granted	—	$—
Exercised	(48)	$9.96
Cancelled	(155)	$30.14
Outstanding at December 31, 2012	6,716	$30.44	5.59	$724
Exercisable at December 31, 2012	5,822	$30.69	5.28	$708
Vested or expected to vest at December 31, 2012	6,694	$30.45	5.59	$724
The aggregate intrinsic value of options at December 31, 2012 is based on the Company’s closing stock price on December 31, 2012 of $15.46. The Company received $0.5 million, $2.9 million and $10.7 million in proceeds from the exercise of stock options during the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised was $0.4 million, $1.6 million, and $9.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. The total fair value of options that vested during the year ended December 31, 2012, 2011 and 2010 was $15.1 million, $17.3 million, and $16.6 million, respectively.

Restricted Stock Units.    A summary of RSU activity for the period indicated was as follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,166	$28.82
Granted	1,121	$16.00
Vested	(339)	$29.54
Forfeited	(125)	$23.86
Nonvested at December 31, 2012	1,823	$21.15
The total fair value of RSUs that vested during the year ended December 31, 2012, 2011 and 2010 was $5.6 million, $4.3 million and $2.4 million, respectively.
Performance-Based Restricted Stock Units.   In February 2012, the Compensation Committee of the Board of Directors (the Compensation Committee) granted PRSUs to certain senior Company executives that are earned based on the achievement of pre-defined Company-specific performance criteria (Performance Conditions) for the year ended December 31, 2012. Each recipient

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is eligible to receive between 0% and 250% of the target number of shares of Company common stock subject to the applicable award based on the Company's actual performance in 2012 as measured against the Performance Conditions.
The PRSUs that are issued in the first quarter of 2013 pursuant to the terms of the applicable award agreements will vest one-third on March 1, 2013, one-third on March 1, 2014 and one-third on March 1, 2015, so long as the recipient is employed by the Company on each such date. The fair value of the PRSUs is based on the closing price of the Company's common stock on the date of grant.

A summary of the Company's PRSUs award activity for the year ended December 31, 2012 is as follows (in thousands, except per share amounts):

	Number of Shares	Maximum Number of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2011	—	—	$—
Awarded	314	785	15.61
Forfeited	(27)	(68)	15.61
Outstanding at December 31, 2012	287	717	$15.61
Employee Stock Purchase Plan.    In 2004, the Board of Directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. In the years ended December 31, 2012, 2011 and 2010, 368,639, 228,091, and 157,359 shares, respectively, were purchased under the ESPP and approximately 1.6 million shares remain available for issuance under the ESPP as of December 31, 2012.
Stock-Based Compensation.    The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Sales, marketing and administrative expense	$24,096	$29,583	$24,945
Research and development expense	2,138	2,487	3,280
Cost of goods sold	78	—	—
Total stock-based compensation expense	$26,312	$32,070	$28,225
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2012	2011	2010
Stock Options
Volatility	—	49%	47%
Expected term (years)	—	5.4	4.5
Risk free interest rate	—	2.1%	2.4%
Expected dividend yield	—	—%	—%
ESPP
Volatility	57%	57%	57%
Expected term (years)	1.6	1.2	1.0
Risk free interest rate	0.2%	0.2%	0.4%
Expected dividend yield	—%	—%	—%
The Company did not grant any stock options during the year ended December 31, 2012. The weighted-average fair value of options granted in the years ended December 31, 2011 and 2010, was $12.31, and $13.53 per share, respectively. As of December 31, 2012, there was $3.0 million, $15.4 million and $1.7 million of unrecognized compensation expense for stock options, RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.2 years, 1.9 years and 1.5 years, respectively. In addition, as of December 31, 2012, there was $2.0 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through October 2014.
Common Stock Reserved for Future Issuance.    The following table summarizes common shares reserved for issuance at December 31, 2012 on exercise or conversion of (in thousands):

Common stock options:
Issued and outstanding	6,716
Available for future grant	690
Available for issuance under the ESPP	1,557
Issued and outstanding RSUs and PRSUs	2,110
2013 Notes	2,118
2017 Notes	12,419
Senior Convertible Note warrants	29,388
Total shares reserved for future issuance	54,998
9.    Income Taxes
The income (loss) before income taxes by region is summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$10,723	$(100,179)	$34,095
Foreign	533	115	(8,181)
Total income (loss) before income taxes	$11,256	$(100,064)	$25,914

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income tax expense:
Federal	$941	$300	$140
State	3,235	1,524	2,809
Foreign	113	100	96
Total current income tax expense	4,289	1,924	3,045
Deferred income tax expense (benefit):
Federal	6,551	(33,860)	(41,429)
State	(1,588)	2,893	(11,994)
Foreign	(438)	—	(241)
Total deferred income tax expense (benefit)	4,525	(30,967)	(53,664)
Total income tax expense (benefit)	$8,814	$(29,043)	$(50,619)
For the year ended December 31, 2012, the total income tax expense differs from the statutory federal income tax rate (35%) due to the non-deductible goodwill impairment charge of $8.3 million, state income taxes, net of federal benefit, estimates for certain non-deductible expenses and certain foreign losses incurred for which no benefit can be recorded.
For the year ended December 31, 2011, the total income tax expense differs from the statutory federal income tax rate (35%) primarily due to state income tax expense, stock compensation expenses, and the write-off of deferred tax assets related to tax original issue discount on the convertible debt resulting from the debt repurchases which occurred in 2011. In 2011, the Company established a valuation allowance on the California deferred tax assets and accordingly, recorded income tax expense of $4.8 million. The California deferred tax assets for which a valuation allowance has been established were primarily related to net operating loss carryforwards and credits.
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
These differences are the result of the following items (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision at statutory rate	$3,940	$(35,022)	$9,070
Foreign provision in excess of federal statutory rate	37	32	443
State income tax expense (benefit), net of federal benefit	2,189	(1,821)	(6,041)
Permanent differences	2,270	3,263	3,379
Impairment charges	2,905	—	—
Other	(374)	(55)	1,755
Change in valuation allowance	(2,153)	4,560	(59,225)
Total income tax expense (benefit)	$8,814	$(29,043)	$(50,619)

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss carry-forwards	$7,018	$26,392
Stock based compensation	31,804	27,378
Original issue discount	270	—
General business credit carry-forwards	4,692	7,524
Litigation and related accrual	44,796	40,528
Other	11,178	10,011
Gross deferred tax assets	99,758	111,833
Valuation allowance	(8,275)	(10,428)
Net deferred tax assets	$91,483	$101,405
Deferred Tax Liabilities:
Capitalized assets	$(5,507)	$(10,163)
Original issue discount	(2,767)	(1,643)
Acquired intangibles	(17,476)	(19,144)
Other	(51)	—
Deferred tax liabilities	(25,801)	(30,950)
Consolidated net deferred tax assets	65,682	70,455
Add: Deferred tax liability, net, attributable to noncontrolling interests	1,753	1,991
Net deferred tax assets	$67,435	$72,446
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on all available evidence, the Company has concluded that it is more likely than not that it will be able to realize the benefit of the federal deferred tax assets in the future.
During 2011, as a result of recording the $101.2 million litigation award and the application of the single sales factor election for California, the Company concluded that it was no longer more likely than not that they would be able to realize the deferred tax assets attributable to the state of California. As a result, the Company established a valuation allowance on the California net deferred tax assets and maintains that valuation allowance as of December 31, 2012.
At December 31, 2012 and 2011, the Company maintained a full valuation allowance on the net deferred tax assets in the foreign jurisdictions with the exception of Puerto Rico, Malaysia, Progentix and Italy. The Company analyzes the realizability of the deferred tax assets each period and concluded that the valuation allowances currently in place were appropriate as it is more likely than not that they will not be realized.

At December 31, 2012, the Company has federal net operating loss carryforwards of $55.1 million that begin to expire in 2017. In addition, the Company has California net operating loss carryforwards of approximately $22.8 million, which are expected to expire beginning in 2013.
During 2008, NuVasive elected the “with and without method — direct effects only”, prescribed in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within APIC and will utilize continuing operations net operating losses to offset taxable income before utilization of windfall tax benefits. Included in the aforementioned federal net operating loss carryforwards are $46.7 million of excess tax benefit carryforwards related to stock option deduction windfalls that will be realized in APIC following utilization of all continuing operations tax attributes.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, the Company has federal research and development (R&D) credit carryforwards of approximately $4.7 million that will begin to expire in 2018. Additionally, the Company has California R&D credit carryforwards of approximately $5.7 million that can be carried forward indefinitely.
IRC §382 limits the utilization of tax carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. During 2012, the Company completed a formal IRC §382 study with respect to potential ownership changes and additional limitations were not identified. Previous limitations due to §382 have been reflected in the deferred tax assets at December 31, 2012.
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefit at the beginning of the year	$4,279	$3,930	$3,274
Additions from tax positions taken in the current year	100	178	39
Additions from tax positions taken in prior years	20	171	617
Reductions from tax positions taken in prior years	—	—	—
Settlements of tax audits	—	—	—
Unrecognized tax benefit at the end of the year	$4,399	$4,279	$3,930
At December 31, 2012 and 2011, $3.2 million and $3.1 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would affect the effective income tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company's intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of the foreign subsidiaries as of December 31, 2012 are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As the unrecognized tax benefits relate to un-utilized deferred tax assets and because the Company has generated net operating losses since inception for both federal and state income tax purposes through 2009, no additional tax liability, penalties or interest have been recognized for balance sheet or statement of operations purposes as of and for the period ended December 31, 2012 and 2011.

The Company is subject to taxation in the U.S. and various foreign and state jurisdictions. All of the Company’s tax years are subject to examination due to the carry forward of un-utilized net operating losses and R&D credits.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Business Segment and Product Information
The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated and the lack of availability of separate financial results. Substantially all of the Company's assets and sales are in the United States.
The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings includes allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, all used to aid the spinal fusion process. The Company’s monitoring service offering includes IOM services provided. Revenue by product line offerings was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Spine Surgery Products	$471,186	$430,970	$387,797
Biologics	110,179	99,759	90,152
Monitoring Service	38,890	9,777	288
Total Revenue	$620,255	$540,506	$478,237

11.    Legal Proceedings
Medtronic Sofamor Danek USA, Inc. Litigation
In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the U.S. District Court for the Southern District of California (the Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one NuVasive patent and on September 20, 2011, a jury from the U.S. District Court delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties. Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012. Both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive's cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalties must be determined by the District Court prior to the appeal going forward. As a result, the appeal in the Federal Circuit is temporarily dismissed while the post-verdict royalty rate is resolved by the District Court. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining the post-verdict royalty rate, and no hearings are scheduled at this time. The Company entered into an escrow arrangement in April 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's December 31, 2012 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on sales subsequent to the verdict at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest and potential ongoing royalties may still be awarded, and at December 31, 2012, the Company cannot estimate a range of additional potential loss.
With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at December 31, 2012.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The second phase of the case pending in the Southern District of California currently involves one Medtronic Patent. On August 17, 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product infringe two additional Medtronic Patents not asserted in the Southern District of California. On August 28, 2012, Medtronic amended its complaint alleging that NuVasive's XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of yet another Medtronic Patent. The Company denies infringing any valid claims of these additional patents and on September 4, 2012, the Company filed a motion to extend the time to respond to the complaint and transfer the case to the Southern District of California. The Indiana District Court granted the Company's motion to extend the time to respond and transferred the case to the Southern District of California. At December 31, 2012, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:9-cv-6988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction. The Company appealed the judgment and permanent injunction. During pendency of the appeal, the Company was required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. On September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and proceedings are scheduled to commence in the District Court in June 2013. NMP's right to appeal the Court of Appeals' reversal and vacation of the judgment expired on December 10, 2012 and NMP stipulated to the release of the $62.5 million from the restricted escrow account. As a result, the full $62.5 million was released from escrow and returned to NuVasive. At December 31, 2012, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Quarterly Data (unaudited)
The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2012 (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (4)
Total revenues	$151,691	$154,419	$148,391	$165,754
Gross profit	114,758	117,885	110,645	123,558
Consolidated net income (loss)	469	2,610	2,139	(2,776)
Net income (loss) attributable to NuVasive, Inc.	673	2,863	2,354	(2,746)
Basic net income (loss) per common share attributable to NuVasive, Inc.	0.02	0.07	0.05	(0.06)
Diluted net income (loss) per common share attributable to NuVasive, Inc.	0.02	0.06	0.05	(0.06)
	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)(3)
Total revenues	$124,466	$132,966	$132,880	$150,194
Gross profit	100,940	107,458	106,865	113,132
Consolidated net income	1,978	5,022	(67,675)	(10,346)
Net income (loss) attributable to NuVasive, Inc.	2,359	5,380	(67,552)	(10,036)
Basic net income (loss) per common share attributable to NuVasive, Inc.	0.06	0.14	(1.69)	(0.24)
Diluted net income (loss) per common share attributable to NuVasive, Inc.	0.06	0.13	(1.69)	(0.24)

(1)	Consolidated net loss includes a $101.2 million charge resulting from a litigation award.

(2)	Consolidated financial results include the results of operations of Impulse Monitoring since the date of acquisition.

(3)	Consolidated financial results include an $18.2 million impairment charge resulting from the write down of certain intangible assets.

(4)	Consolidated financial results include impairment charges of $8.3 million for Impulse Monitoring's goodwill and $1.4 million related to certain intangible assets.

NuVasive, Inc.
Schedule II: Valuation Accounts
(In thousands)

	Balance at Beginning of Period	Additions(1)	Deductions(2)	Other(3)	Balance at End of Period
Accounts Receivable Valuation Accounts
Year ended December 31, 2012	$3,430	$107	$757	$—	$2,780
Year ended December 31, 2011	$2,573	$2,328	$488	$983	$3,430
Year ended December 31, 2010	$4,163	$819	$593	1,816	$2,573

	Balance at Beginning of Period	Additions(4)	Deductions(5)	Balance at End of Period
Inventory Reserve
Year ended December 31, 2012	$11,739	$9,324	$4,207	$16,856
Year ended December 31, 2011	$6,244	$9,438	$3,943	$11,739
Year ended December 31, 2010	$4,534	$3,563	$1,853	$6,244

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents recoveries received.

(4)	Amount represents excess and obsolete reserve recorded to cost of sales.

(5)	Excess and obsolete inventory written-off against reserve.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

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

4.4	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)

10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)

10.2#
Form of Stock Option Award Notice under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.3#
Form of Option Exercise and Stock Purchase Agreement under our 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004).

10.4#	Form of Restricted Stock Unit Award Agreement under our 2004 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10. 5#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.6#	Amendment No. 1 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 7, 2008)

10.7#	Amendment No. 2 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 25, 2011)

10.8#	Amendment No. 3 to the 2004 Employee Stock Purchase Plan (filed herewith)

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

Exhibit Number	Description
10.11#	Letter Agreement by and between NuVasive, Inc. and Jeffrey P. Rydin, dated October 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 9, 2012)

10.12#	Employment Agreement by and between NuVasive, Inc. and Matthew Link, dated January 2, 2013 (filed herewith)

10.13#	Employment Agreement by and between NuVasive, Inc. and Russell Powers, dated October 4, 2012 (filed herewith)

10.14
Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.15#	Non-Employee Director Cash Compensation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 5, 2011)

10.16
Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on November 8, 2007)

10.17
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

10.26
Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

Exhibit Number	Description

10.27	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.28	Form of 2.75% Convertible Senior Note due 2017 (included in Exhibit 10.27)

10.29
Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.30
Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.31
Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.32
Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.33
Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.34
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.35
Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.36
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.37†
Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.38†
Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.39†
Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.40
Agreement and Plan of Merger by and among NuVasive, Inc., Catamaran Acquisition Corporation, Impulse Monitoring, Inc. and Tullis Dickerson & Co., Inc. as Stockholders' Agent, dated September 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 7, 2011 (file no. 0001193125-11-266851)

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