Form 10-Q
period 2013-03-31
NUVASIVE INC
filed 2013-05-01
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 000-50744

NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7475 Lusk Boulevard,
San Diego, CA 92121 (Address of principal executive offices)
Registrant’s telephone number, including area code:
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

As of April 19, 2013, there were 44,229,836 shares of the registrant’s common stock issued and outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,472	$123,299
Short-term marketable securities	121,897	138,405
Accounts receivable, net	90,410	88,958
Inventory	129,583	126,335
Deferred tax assets, current	31,136	28,236
Prepaid expenses and other current assets	9,078	8,516
Total current assets	460,576	513,749
Property and equipment, net	122,897	125,123
Long-term marketable securities	80,829	84,412
Intangible assets, net	101,992	101,362
Goodwill	154,056	154,106
Deferred tax assets	37,676	40,575
Restricted cash and investments	119,046	118,995
Other assets	24,380	25,463
Total assets	$1,101,452	$1,163,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$72,227	$62,048
Accrued payroll and related expenses	20,952	27,916
Litigation liability	7,500	—
Senior Convertible Notes, current	—	74,311
Total current liabilities	100,679	164,275
Senior Convertible Notes	335,726	332,404
Deferred tax liabilities	3,123	3,129
Litigation liability	93,700	101,200
Other long-term liabilities	15,056	15,199
Commitments and contingencies
Noncontrolling interests	9,748	10,003
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized at March 31, 2013 and December 31, 2012, respectively, 44,207 and 43,686 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	44	44
Additional paid-in capital	721,688	714,865
Accumulated other comprehensive (loss) income	(1,043)	786
Accumulated deficit	(177,269)	(178,120)
Total stockholders’ equity	543,420	537,575
Total liabilities and stockholders’ equity	$1,101,452	$1,163,785
See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue	$159,504	$151,691
Cost of goods sold (excluding amortization of purchased technology)	39,096	36,933
Gross profit	120,408	114,758
Operating expenses:
Sales, marketing and administrative	99,886	94,678
Research and development	9,694	9,988
Amortization of intangible assets	4,376	2,846
Total operating expenses	113,956	107,512
Interest and other expense, net:
Interest income	172	208
Interest expense	(7,032)	(6,825)
Other income, net	240	437
Total interest and other expense, net	(6,620)	(6,180)
(Loss) income before income taxes	(168)	1,066
Income tax (benefit) expense	(764)	597
Consolidated net income	$596	$469
Net loss attributable to noncontrolling interests	$(255)	$(204)
Net income attributable to NuVasive, Inc.	$851	$673

Net income per share attributable to NuVasive, Inc.:
Basic and diluted	$0.02	$0.02
Weighted average shares outstanding:
Basic	44,025	42,844
Diluted	45,316	43,397

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended March 31,
	2013	2012
Consolidated net income	$596	$469
Other comprehensive (loss) income :
Unrealized loss on marketable securities, net of tax	(42)	(57)
Translation adjustments, net of tax	(1,787)	681
Other comprehensive (loss) income :	(1,829)	624
Total consolidated comprehensive (loss) income	(1,233)	1,093
Plus: Net loss attributable to noncontrolling interests	255	204
Comprehensive (loss) income attributable to NuVasive, Inc.	$(978)	$1,297

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Consolidated net income	$596	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,581	12,087
Amortization of debt discount	3,322	3,088
Amortization of debt issuance costs	478	451
Stock-based compensation	6,787	6,621
Allowance for doubtful accounts and sales return reserves	(129)	663
Allowance for excess and obsolete inventory, net of write-offs	157	1,200
Accretion of contingent consideration	17	397
Other non-cash adjustments	1,393	1,446
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,619)	2,193
Inventory	(4,098)	(3,502)
Prepaid expenses and other current assets	(929)	10,959
Accounts payable and accrued liabilities	10,373	7,834
Accrued payroll and related expenses	(6,823)	(4,166)
Net cash provided by operating activities	24,106	39,740
Investing activities:
Cash paid for business and asset acquisitions	(5,031)	(3,667)
Purchases of property and equipment	(9,200)	(14,567)
Purchases of marketable securities	(48,916)	—
Sales of marketable securities	68,621	84,831
Net cash provided by investing activities	5,474	66,597
Financing activities:
Principal payment of 2013 Senior Convertible Notes	(74,311)	—
Proceeds from the issuance of common stock	36	314
Other assets	100	76
Net cash (used in) provided by financing activities	(74,175)	390
Effect of exchange rate changes on cash	(232)	(39)
(Decrease) increase in cash and cash equivalents	(44,827)	106,688
Cash and cash equivalents at beginning of period	123,299	163,492
Cash and cash equivalents at end of period	$78,472	$270,180
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with asset acquisitions	$—	$7,560

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
Basis of Presentation and Principles of Consolidation.    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP). In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company's financial position and of the results of operations and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Additionally, the unaudited condensed consolidated financial statements for all periods presented include the accounts of a variable interest entity, Progentix Orthobiology, B.V. (Progentix), which is consolidated pursuant to existing guidance issued by the Financial Accounting Standards Board (FASB).
As a result of the 2011 acquisition of Impulse Monitoring Inc. (Impulse Monitoring), the Company maintains a contractual relationship with several physician practices (PCs) whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs. As of March 31, 2013 and December 31, 2012, the associated PCs are American Neuromonitoring Associates, P.C.; Pacific Neuromonitoring Associates, Inc.; Keystone Neuromonitoring Associates, P.C.; North Pacific Neuromonitoring Associates, P.C.; and Midwest Neuromonitoring Associates, Inc. Under the management services agreements, the Company provides all non-medical services to the PCs in return for a management fee that is settled on a monthly basis. The management services include management reporting, billing and collections of all charges for medical services provided and all administrative support to the PCs. Pursuant to existing guidance issued by the FASB, these represent variable interest entities for which the Company is the primary beneficiary, and the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition.
All significant intercompany balances and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in NuVasive's Annual Report on Form 10-K filed with the SEC. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.    Certain reclassifications have been made to the prior period condensed consolidated financial statements and notes to conform to the current year presentation.
2.    Recently Adopted Accounting Standards
Effective January 1, 2013, the Company adopted the FASB's requirements for presentation of reclassifications out of accumulated other comprehensive income (AOCI). The guidance requires companies to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. The adoption of this authoritative guidance did not have an impact on the Company's financial position or results of operations.
3.    Investment in Progentix Orthobiology, B.V.
In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At March 31, 2013, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.
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
Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights and conversion features of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore the Remaining Shares and the Option Agreement are accounted for as a combined unit on the condensed consolidated financial statements as a redeemable noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity.
Pursuant to authoritative guidance, when the embedded Put Option is exercisable and therefore the Remaining Shares considered currently redeemable (i.e., at the option of the holder), the instrument will be adjusted to its maximum redemption amount. If the embedded Put Option is considered not currently exercisable (e.g., because a contingency has not been met), and it is not probable that the embedded Put Option will become exercisable, an adjustment is not necessary until it is probable that

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the embedded Put Option will become exercisable. At March 31, 2013, the embedded Put Option was not deemed currently exercisable and therefore the Remaining Shares were not redeemable because the milestones referred to previously had not been met. Furthermore, at March 31, 2013, the Company concluded it is not probable that the milestones will be met, therefore the Remaining Shares are not expected to become redeemable. The probability of redemption is reevaluated at each reporting period.
Total assets and liabilities of Progentix included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total current assets	$451	$657
Identifiable intangible assets, net	14,754	14,871
Goodwill	12,654	12,654
Other long-term assets	13	15
Accounts payable & accrued expenses	284	230
Deferred tax liabilities, net	2,890	2,890
Noncontrolling interests	9,748	10,003

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2013	2012
Noncontrolling interests at beginning of period	$10,003	$10,705
Less: Net loss attributable to the noncontrolling interests	255	204
Noncontrolling interests at end of period	$9,748	$10,501

4.    Balance Sheet Reserves
The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	March 31, 2013	December 31, 2012
Reserves for accounts receivable and sales returns	$2,670	$2,780
Reserves for excess and obsolete inventory	$16,987	$16,856

The Company's inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for the identified items.
5.    Marketable Securities and Fair Value Measurements
Marketable securities consist of certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income in stockholders' equity until realized. A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.
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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and dividends on securities classified as available-for-sale are included in interest income on the condensed consolidated statements of operations.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Classified as current assets
Certificates of deposit	Less than 1	$909	$—	$—	$909
Corporate notes	Less than 1	35,979	11	(10)	35,980
Commercial paper	Less than 1	14,988	—	—	14,988
U.S. government treasury securities	Less than 1	19,651	12	—	19,663
Securities of government-sponsored entities	Less than 1	50,343	14	—	50,357
Short-term marketable securities		121,870	37	(10)	121,897
Classified as non-current assets
Certificates of deposit	1 to 2	345	—	—	345
Corporate notes	1 to 2	17,285	3	(18)	17,270
Securities of government-sponsored entities	1 to 2	63,207	24	(17)	63,214
Long-term marketable securities		80,837	27	(35)	80,829
Classified as restricted investments
U.S. government treasury securities	Less than 2	34,940	4	(3)	34,941
Securities of government-sponsored entities	Less than 2	48,632	14	(2)	48,644
Restricted investments		83,572	18	(5)	83,585
Total marketable securities at March 31, 2013		$286,279	$82	$(50)	$286,311

December 31, 2012:
Classified as current assets
Certificates of deposit	Less than 1	$998	$—	$—	$998
Corporate notes	Less than 1	19,169	3	(1)	19,171
Commercial paper	Less than 1	9,995	2	—	9,997
U.S. government treasury securities	Less than 1	17,055	6	—	17,061
Securities of government-sponsored entities	Less than 1	91,151	27	—	91,178
Short-term marketable securities		138,368	38	(1)	138,405
Classified as non-current assets
Corporate notes	1 to 2	23,293	—	(17)	23,276
U.S. government treasury securities	1 to 2	7,619	4	—	7,623
Securities of government-sponsored entities	1 to 2	53,493	22	(2)	53,513
Long-term marketable securities		84,405	26	(19)	84,412
Classified as restricted investments
U.S. government treasury securities	Less than 2	31,784	5	(1)	31,788
Securities of government-sponsored entities	Less than 2	53,618	18	(1)	53,635
Restricted investments		85,402	23	(2)	85,423
Total marketable securities at December 31, 2012		$308,175	$87	$(22)	$308,240
As of March 31, 2013, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2013 and 2012. The Company had no transfers from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2013 and had one transfer from Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2012, as a result of the settlement of a milestone.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$61,090	$61,090	$—	$—
Certificates of deposit	1,254	1,254	—	—
Corporate notes	53,250	—	53,250	—
Commercial paper	14,988	—	14,988	—
U.S. government treasury securities	54,604	54,604	—	—
Securities of government-sponsored entities	162,215	—	162,215	—
Total cash equivalents, marketable securities and restricted investments	$347,401	$116,948	$230,453	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(527)	$—	$—	$(527)
Acquisition-related liabilities, non-current	$(530)	$—	$—	$(530)
Total contingent consideration	$(1,057)	$—	$—	$(1,057)

December 31, 2012:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$89,101	$89,101	$—	$—
Certificates of deposit	998	998	—	—
Corporate notes	42,447	—	42,447	—
Commercial paper	9,997	—	9,997	—
U.S. government treasury securities	56,472	56,472	—	—
Securities of government-sponsored entities	198,326	—	198,326	—
Total cash equivalents, marketable securities and restricted investments	$397,341	$146,571	$250,770	$—

Contingent Consideration:
Acquisition-related liabilities, non-current	$(1,074)	$—	$—	$(1,074)
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the Company's capital lease obligations approximated their carrying values as of March 31, 2013 and December 31, 2012. The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 7.
Contingent Consideration Liability
In connection with the acquisition of Cervitech, Inc. (Cervitech) in May 2009, the Company was required to pay an additional amount not to exceed $33.0 million in the event that the PCM Cervical Disc System (PCM) received FDA approval. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model, the significant inputs of which were not observable in the market. The key assumptions in applying this approach were the interest rate, the timing of

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected approval and the probability assigned to the milestone being achieved. During the fourth quarter of 2012, the PCM was approved by the FDA. Accordingly, the contingent consideration liability was accreted to $33.0 million. Changes in fair value were recorded in the statement of operations as sales, marketing and administrative expenses.
In connection with an immaterial acquisition in 2012, the Company is required to pay an amount not to exceed €2.0 million in the event two specified revenue-based milestones are met. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Based on these assumptions, the estimated fair value of the contingent consideration totaled $1.1 million at March 31, 2013 and is included in accrued liabilities in the March 31, 2013 condensed consolidated balance sheet. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses.
In addition, during the three months ended March 31, 2012, approximately $0.5 million related to contingent consideration recorded in connection with an immaterial acquisition which occurred in 2010 was settled and no longer considered contingent consideration.
The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2013	2012
Fair value measurement at beginning of period	$1,074	$32,221
Change in fair value measurement included in operating expenses	(17)	398
Contingent consideration settled	—	(530)
Fair value measurement at end of period	$1,057	$32,089

6.    Goodwill and Intangible Assets
Goodwill and intangible assets as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
March 31, 2013:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$55,528	$(16,515)	$39,013
Manufacturing know-how and trade secrets	12	21,928	(8,447)	13,481
Trade name and trademarks	11	9,500	(2,579)	6,921
Customer relationships	8	43,756	(11,819)	31,937
	10	$130,712	$(39,360)	$91,352
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,056
Total intangible assets, net				$256,048

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2012:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$55,178	$(14,966)	$40,212
Manufacturing know-how and trade secrets	12	21,712	(7,996)	13,716
Trade name and trademarks	11	9,500	(2,333)	7,167
Customer relationships	9	39,330	(9,703)	29,627
	10	$125,720	$(34,998)	$90,722
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,106
Total intangible assets, net				$255,468
Total expense related to the amortization of intangible assets was $4.4 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.
Total future amortization expense related to intangible assets subject to amortization at March 31, 2013 is set forth in the table below (in thousands):

Remaining 2013	$14,706
2014	13,367
2015	12,321
2016	11,854
2017	9,503
2018	9,101
Thereafter through 2026	20,500
Total future amortization expense	$91,352

7.    Senior Convertible Notes
The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	March 31, 2013	December 31, 2012
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(66,774)	(70,096)
	335,726	332,404
2.25% Senior Convertible Notes due 2013	—	74,311
Total Senior Convertible Notes	$335,726	$406,715

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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on a quoted market price, or Level 1, of the outstanding 2017 Notes at March 31, 2013 and December 31, 2012 is approximately $390.4 million and $361.3 million, respectively.
Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity. As of March 31, 2013, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.
Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The original debt discount is being recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. At March 31, 2013 and December 31, 2012, the net carrying value of the equity component is $49.3 million.
The interest expense recognized on the 2017 Notes during the three months ended March 31, 2013 includes $2.8 million and $3.3 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the three months ended March 31, 2012 includes $2.8 million and $3.1 million for the contractual coupon interest and the accretion of the debt discount, respectively.
In connection with the offering of the 2017 Notes, the Company entered into convertible note hedge transaction (the 2017 Hedge) with the initial purchasers and/or their affiliates (the 20017 Counterparties) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. Prior to obtaining the stockholder approval to increase the number of the Company’s authorized common shares discussed above, the 2017 Hedge was settleable only in cash and was accounted for as a derivative asset. The cost of the 2017 Hedge was $80.1 million. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative asset was marked to fair value and reclassified to stockholders’ equity. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge.
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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s common stock during a given measurement period (the quarter or year-to-date period) exceeds the strike price of the 2017 Warrants.
2.25% Senior Convertible Notes due 2013
In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. During the year ended December 31, 2011, the Company repurchased, in privately negotiated transactions, approximately $155.7 million in principal of its 2013 Notes. The remaining balance of the 2013 Notes matured on March 15, 2013 and accordingly, during the three months ended March 31, 2013, the Company repaid the total outstanding principal amount of $74.3 million in cash.
In connection with the offering of the 2013 Notes, the Company sold to the initial purchasers and/or their affiliates warrants to acquire up to 5.1 million shares of the Company's common stock (the 2013 Warrants), at an initial strike price of $49.13 per share, subject to adjustment. The 2013 Warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the 2013 Warrants. The 2013 Warrants begin to expire on June 17, 2013 and will continue to expire through October 8, 2013.
8.   Net Income Per Share
The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units, including those with performance and market conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed exercise of outstanding warrants or the conversion of the Senior Convertible Notes were included in the diluted net income per share calculation for the three months ended March 31, 2013 and 2012 because the inclusion of such shares would have had an anti-dilutive effect.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to NuVasive, Inc.	$851	$673
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	44,025	42,844
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	152	97
Restricted stock units	1,139	456
Weighted average common shares outstanding for diluted	45,316	43,397
Basic and dilutive net income per share attributable to NuVasive, Inc.	$0.02	$0.02

The following weighted outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock Options and unvested restricted stock units	6,489	7,135
Warrants	14,694	14,694
Senior Convertible Notes	10,919	11,214
Total	32,102	33,043

9.   Stock-Based Compensation
The Company estimates the fair value of stock options and shares issued to employees under the ESPP using a Black-Scholes option-pricing model on the date of grant. The fair value of restricted stock units is based on the stock price on the date of grant. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period.

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended March 31,
	2013	2012
ESPP
Volatility	58%	55%
Expected term (years)	1.5	1.4
Risk free interest rate	0.2%	0.2%
Expected dividend yield	—%	—%
The Company did not grant any stock options during the three months ended March 31, 2013 or 2012.
The Company issued 2,000 and 48,000 shares of common stock upon exercise of stock options during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The Company issued 402,000 and 339,000 shares of common stock upon the vesting of RSUs during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.
In 2012, the Compensation Committee of the Board of Directors (the Compensation Committee) granted performance-based restricted stock units (PRSUs) to certain senior Company executives that were earned based on the achievement of pre-defined

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company-specific performance criteria for the year ended December 31, 2012. The fair value of the PRSUs was based on the closing price of the Company's common stock on the date of grant. One-third of the PRSUs vested on March 1, 2013 and the remaining two-thirds vest equally on March 1, 2014 and March 1, 2015. The Company issued 117,000 shares of common stock upon the vesting of PRSUs during the three months ended March 31, 2013.
During the first quarter of 2013, the Compensation Committee granted restricted stock units to certain senior Company executives that are earned based on the achievement of pre-defined market conditions (total stockholder return) for the year ended December 31, 2013 (TSR PRSUs). The fair value of the TSR PRSUs was estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are the expected volatility of 49% and risk free interest rate of 0.13%. The TSR PRSUs vest in two equal installments on February 1, 2014 and February 1, 2015.
The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Sales, marketing and administrative expense	$6,424	$6,142
Research and development expense	342	465
Cost of goods sold	21	14
Total stock-based compensation expense	$6,787	$6,621

10.    Income Taxes
The Company recorded an income tax benefit of $0.8 million and income tax expense of $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The effective income tax benefit rate for the three months ended March 31, 2013 was 455%, and reflected a discrete tax benefit of $0.9 million, or 536% of pre-tax loss, related to the 2012 federal research and development (R&D) credit which was retrospectively reinstated in the three months ended March 31, 2013. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. The annual effective income tax rate for 2013 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, estimates for certain non-deductible expenses and certain foreign losses expected to be incurred for which no benefit can be recorded.
There was no material change to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
Spine Surgery Products	$122,667	$114,858
Biologics	27,156	27,397
Monitoring Service	9,681	9,436
Total Revenue	$159,504	$151,691

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Legal Proceedings
Medtronic Sofamor Danek USA, Inc. Litigation
In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the U.S. District Court for the Southern District of California (the Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one NuVasive patent and on September 20, 2011, a jury from the U.S. District Court delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties. Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012. Both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive's cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalties must be determined by the District Court prior to the appeal going forward. As a result, the appeal in the Federal Circuit is temporarily dismissed while the post-verdict royalty rate is resolved by the District Court. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining the post-verdict royalty rate, and no hearings are scheduled at this time. The Company entered into an escrow arrangement in April 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's March 31, 2013 condensed consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on sales subsequent to the verdict at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest and potential ongoing royalties may still be awarded, and at March 31, 2013, the Company cannot estimate a range of additional potential loss.
With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at March 31, 2013.
The second phase of the case pending in the Southern District of California involved one Medtronic cervical plate patent. On April 25, 2013, NuVasive and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent (U.S. Patent No. 6,592,586) that was part of the first phase. As part of the settlement, NuVasive received a broad license to practice (i) the Medtronic patent (U.S. Patent No. 6,916,320) that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent (U.S. Patent No. 6,592,586) that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic's patent rights related to cervical plate technology. In exchange for these license rights, NuVasive will make a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. This amount may be increased by $2.5 million in the event the District Court orders that the royalty rates determined by the jury shall continue to apply to the period of time following the entry of judgment in the first phase of the litigation. Such additional $2.5 million, if paid, would also be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by NuVasive, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.
On August 17, 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product infringe two additional Medtronic Patents not asserted in the Southern District of California. On August 28, 2012, Medtronic amended its complaint alleging that NuVasive's XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of yet another Medtronic Patent. The Company denies infringing any valid claims of these additional patents and on September 4, 2012, the Company filed a motion to transfer the case to the Southern District of

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California. The Indiana District Court granted the Company's motion and transferred the case to the Southern District of California. On March 7, 2013, NuVasive amended its counterclaims to allege infringement by Medtronic of eight NuVasive patents not asserted in the first or second phases of the litigation. On March 22, 2013, NuVasive moved to stay the litigation of two of Medtronic's patents pending the U.S. Patent Office proceedings with respect to these patents, and the motion is currently pending before the Court. A claim construction hearing is scheduled for November 7, 2013 and a pre-trial conference for June 20, 2014. No trial date is set. At March 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:9-cv-6988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company’s use of the NeuroVision name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction. The Company appealed the judgment and permanent injunction. During pendency of the appeal, the Company was required to escrow funds to secure the amount of the judgment, plus interest, attorneys’ fees and costs. On June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. On September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and proceedings are scheduled to commence in the District Court in June 2013. NMP's right to appeal the Court of Appeals' reversal and vacation of the judgment expired on December 10, 2012 and NMP stipulated to the release of the $62.5 million from the restricted escrow account. As a result, the full $62.5 million was released from escrow and returned to the Company. Re-trial of the matter is currently scheduled to begin in June 2013. At March 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
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
Forward-Looking Statements May Prove Inaccurate
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading “Risk Factors,” and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2012. We do not intend to update these forward looking statements to reflect future events or circumstances.
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
Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems assist surgeons in avoiding critical nerves.
At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure or some of its components. We have worked with our surgeon customers and the North American Spine Society (NASS) who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, the majority of insurance companies provide reimbursement for XLIF procedures. However, certain carriers, large and small, may have policies significantly limiting coverage of XLIF, Instrumented Lumbar Interlaminar Fusion (ILIF), Osteocel Plus, the PCM® Cervical Disc System, or other procedures or products we sell. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. To date, we have not experienced significant lack of payment for our procedures based on these policies.
In addition, there is a downward pressure on reimbursement for the IOM services such as those provided by Impulse Monitoring. Significant coding changes for IOM services took effect in 2013. New Current Procedural Terminology (CPT) codes were introduced that may lead to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients will be subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring's ability to cover, bill and collect for cases performed.
In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine as well as in the area of nerve monitoring. Our cervical product offerings now provide a full set of solutions for cervical fusion surgery, including both allograft tissue and CoRoent® implants, as well as cervical plating and posterior fixation products. In the fourth quarter of 2012, we received U.S. Food and Drug Administration (FDA) approval of the PCM Cervical Disc System, a motion preserving total disc replacement device, which further strengthens our cervical product offerings and enables us to continue our trend of increasing our market share. Our nerve monitoring offerings include both the NVM5 and NVJJB products based on our proprietary software-driven nerve monitoring systems and our IOM services business, Impulse Monitoring.
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
Results of Operations
Revenue

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Spine Surgery Products	$122,667	$114,858
Biologics	27,156	27,397
Monitoring Service	9,681	9,436
Total revenue	$159,504	$151,691	$7,813	5%
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
Our total revenues increased $7.8 million in the three months ended March 31, 2013 compared to the same period in 2012, representing total revenue growth of 5%.
Revenue from our Spine Surgery Products increased $7.8 million, or 7%, in the three months ended March 31, 2013 compared to the same period in 2012. This increase resulted from increases in volume of approximately 8% in the three months ended March 31, 2013 compared to the same period in 2012, offset by small unfavorable changes in price of approximately 1% in the three months ended March 31, 2013 compared to the same period in 2012.
Revenue from Biologics decreased $0.2 million, or 1%, in the three months ended March 31, 2013 compared to the same period in 2012. This decrease resulted from small unfavorable changes in price of approximately 1% in the three months ended March 31, 2013 compared to the same period in 2012.
Revenue from Monitoring Services increased $0.2 million, or 3% in the three months ended March 31, 2013 compared to the same period in 2012. This increase resulted primarily from increases in case volume in the three months ended March 31, 2013 compared to the same period in 2012.

Cost of Goods Sold, excluding amortization of purchased technology

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$39,096	$36,933	$2,163	6%
% of total revenue	25%	24%
Cost of goods sold consists of costs of purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM service, which includes personnel and physician oversight costs.
Cost of goods sold as a percentage of revenue increased in the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of the medical device excise tax effective January 1, 2013.
We expect cost of goods sold, as a percentage of revenue, to approximate current levels. We are currently accruing royalties related to the Medtronic litigation at the rates stated in the judgment; however, ongoing royalty rates have not yet been determined. Accordingly, any increase to those rates will have a negative impact on cost of goods sold.
Operating Expenses
Sales, Marketing and Administrative

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$99,886	$94,678	$5,208	6%
% of total revenue	63%	62%
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
As a percentage of revenue, sales, marketing and administrative expenses increased in the three months ended March 31, 2013 compared to the same period in 2012, primarily as a result of our continued expansion in our international operations.
Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount, distribution and customer support headcount, and shipping, increased $2.6 million in the three months ended March 31, 2013 compared to the same period in 2012. This increase is materially consistent with our revenue growth during the three months ended March 31, 2013 compared to the same period in 2012.
Compensation and other shareowner related expenses for our marketing and administrative support functions decreased $0.7 million in the three months ended March 31, 2013 compared to the same period in 2012. This decrease is primarily a result of a decrease in performance-based compensation.
We continue to make significant investments in our Japanese operations. This investment, along with depreciation expense associated with certain system software investments, increased $1.9 million in the three months ended March 31, 2013 compared to the same period in 2012.
In addition, legal expenses increased $1.6 million in the three months ended March 31, 2013 compared to the same period in 2012, $0.9 million of the increase relates to increased legal expenses incurred in connection with the Medtronic litigation.
For the remainder of 2013 and on a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately.

Research and Development

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended:	$9,694	$9,988	$(294)	(3)%
% of total revenue	6%	7%
Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and shareowner related expenses.
In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, expanded our offering of cervical products, and continued to invest to further enable our entry into the growing motion preservation market. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. We are developing total disc replacement devices for spine applications, which are currently in different phases of development, clinical trials and related studies. We anticipate continuing to incur costs associated with patient follow-up and advancing the products through the regulatory process related to these clinical trials and studies through at least the end of 2013.
Compensation and other shareowner related expenses, including performance-based and stock-based compensation, decreased $1.2 million in the three months ended March 31, 2013 compared to the same period in 2012, and relates to compensation-related savings.
Expenses incurred in connection with clinical trials and various studies, including outside professional services, decreased approximately $0.6 million in the three months ended March 31, 2013 compared to the same period in 2012, due to reduced costs as a result of the completion of enrollment in a clinical trial and ongoing study related activities.
Research and development facilities expenses, along with depreciation expense associated with certain system software investments, decreased $0.5 million in the three months ended March 31, 2013 compared to the same period in 2012, and is also attributable to compensation-related savings.
These decreases were offset by an increase of $2.4 million related to the acquisition of research and development intangible assets in the three months ended March 31, 2013 that were charged to expense in accordance with the authoritative accounting guidance.
For the remainder of 2013, as a percentage of revenue, we expect total research and development costs to remain consistent with current levels in support of our ongoing development and 510k product approval efforts.
Amortization of Intangible Assets

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$4,376	$2,846	$1,530	54%
% of total revenue	3%	2%
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased $1.5 million in the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the acquisition of intangible assets acquired subsequent to March 31, 2012, and additional expense resulting from the approval of the PCM Cervical Disc System that occurred during the fourth quarter of 2012.
We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.

Interest and Other Expense, Net

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended
Interest income	$172	$208
Interest expense	(7,032)	(6,825)
Other income (expense), net	240	437
Total interest and other expense, net	$(6,620)	$(6,180)	$(440)	7%
% of total revenue	(4)%	(4)%
Interest and other expense, net, consists principally of interest expense incurred on our Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. Interest expense increased $0.2 million in the three months ended March 31, 2013 compared to the same period in 2012, as a result of additional non-cash interest expense recorded on the 2017 Notes following the effective interest method.
Other income (expense), net decreased $0.2 million in the three months ended March 31, 2013 compared to the same period in 2012, primarily as a result of a decrease in foreign currency gain of $0.2 million during the three months ended March 31, 2013 compared to the same period in 2012.
Interest and other expense, net, as a percentage of revenues, is expected to moderately decrease for the remainder of the year as a result of the maturity of the 2013 Notes on March 15, 2013.
Income Tax (Benefit) Expense

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$(764)	$597	$(1,361)	(228)%
Effective income tax (Benefit) rate	(455)%	56%
We recorded an income tax benefit of $0.8 million and income tax expense of $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The effective income tax benefit rate for the three months ended March 31, 2013 was 455% compared to the effective income tax expense rate of 56% for the three months ended March 31, 2012. The income tax provision for the three months ended March 31, 2013 also reflected a discrete tax benefit of $0.9 million, or 535% of pre-tax loss, related to the 2012 federal research and development (R&D) credit which was retrospectively reinstated in the three months ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the three months ended March 31, 2012. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made. Our annual effective income tax rate for 2013 is expected to be higher than the U.S. federal statutory rate of 35% primarily due to non-deductible expenses, state income taxes, net of federal benefit, and certain foreign losses expected to be incurred for which no benefit can be recorded.

Stock-Based Compensation

	March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended
Stock-Based Compensation
Sales, Marketing & Administrative	$6,424	$6,142
Research & Development	342	465
Cost of Goods Sold	21	14
Total Stock-Based Compensation	$6,787	$6,621	$166	3%
% of total revenue	4%	4%

Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. The increase in stock-based compensation of approximately $0.2 million in the three months ended March 31, 2013 compared to the same period in 2012 primarily related to the increase in the weighted average grant date fair value of 2013 grants compared to 2012 grants, slightly offset by the timing of annual grants in the current year as compared to the prior year.
Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financing issued in June 2011.
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
In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our March 31, 2013 consolidated balance sheet.
Cash, cash equivalents and marketable securities was $281.2 million and $346.1 million at March 31, 2013 and December 31, 2012, respectively, the decrease primarily relates to the maturity of the 2013 Notes on March 15, 2013. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, and the outcome of current and future litigation. At March 31, 2013, we have cash and investments totaling $119.0 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.
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

Cash Flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change
Cash provided by operating activities	$24,106	$39,740	$(15,634)
Cash provided by investing activities	5,474	66,597	(61,123)
Cash (used in) provided by financing activities	(74,175)	390	(74,565)
Effect of exchange rate changes on cash	(232)	(39)	(193)
(Decrease) increase in cash and cash equivalents	$(44,827)	$106,688	$(151,515)
Cash flows from operating activities
Cash provided by operating activities was $24.1 million for the three months ended March 31, 2013, compared to $39.7 million for the same period in 2012. The $15.6 million decrease in cash provided by operating activities for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due to an increase in amounts paid for other current assets, including a refund of $11.2 million in the three months ended March 31, 2012 relating to an overpayment at December 31, 2011, and a small increase in days sales outstanding (DSO) which affects our cash collections as well as our outstanding accounts receivable.
Cash flows provided by investing activities
Cash provided by investing activities was $5.5 million for the three months ended March 31, 2013, compared to $66.6 million for the same period in 2012. The $61.1 million decrease in cash provided by investing activities for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due to a net decrease in sales of marketable securities, offset by a decrease in purchases of property, plant and equipment.
Cash flows from financing activities
Cash used in financing activities was $74.2 million for the three months ended March 31, 2013, compared to $0.4 million in cash provided by financing activities for the same period in 2012. The $74.6 million decrease in cash provided by financing activities for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due the repayment of 2013 Notes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and there have been no material changes during the three months ended March 31, 2013 except as follows:
Recently adopted accounting standards
Effective January 1, 2013, the Company adopted the FASB's requirements for improved transparency of reporting reclassifications out of accumulated other comprehensive income (AOCI). The guidance requires companies to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. The adoption of this authoritative guidance did not have an impact on the Company's financial position or results of operations.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2013. Based on such evaluation, our management has concluded as of March 31, 2013, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting.    There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except as follows:
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
Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The District Court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the District Court, delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties. Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012, and both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive's cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalty rates must be determined by the District Court prior to the appeal going forward. As a result, the appeal in the Federal Circuit is temporarily dismissed while the post-verdict royalty rate is resolved by the District Court. On March 19, 2012, the District Court issued an order granting prejudgment interest, but has not provided a date for determining the post-verdict royalty rate, and no hearings are scheduled at this time. The Company entered into an escrow arrangement on April 27, 2012 and in May 2012, transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's March 31, 2013 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual for the $101.2 million verdict. In addition, the Company is currently accruing ongoing royalties on sales subsequent to the verdict at the royalty rates stated in the judgment, as well as post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest and potential ongoing royalties may still be awarded, and at March 31, 2013, the Company cannot estimate a range of additional potential loss.
The second phase of the case pending in the Southern District of California involved one Medtronic cervical plate patent. On April 25, 2013, NuVasive and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent (U.S. Patent No. 6,592,586) that was part of the first phase. As part of the settlement, NuVasive received a broad license to practice (i) the Medtronic patent (U.S. Patent No. 6,916,320) that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent (U.S. Patent No. 6,592,586) that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic's patent rights related to cervical plate technology. In exchange for these license rights, NuVasive will make a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. This amount may be increased by $2.5 million in the event the District Court orders that the royalty rates determined by the jury shall continue to apply to the period of time following the entry of judgment in the first phase of the litigation. Such additional $2.5 million, if paid, would also be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by NuVasive, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.
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
NuVasive denies infringing any valid claims of these additional patents and on September 4, 2012, the Company filed a motion to transfer the case to the Southern District of California. The Indiana District Court granted the Company's motion and transferred the case to the Southern District of California. On March 7, 2013, NuVasive amended its counterclaims to allege infringement by Medtronic of U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (A surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (A system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On March 22, 2013, NuVasive moved to stay the litigation of Warsaw's '430 and '997 patents pending the Patent Office proceedings with respect to these patents, and the motion is currently pending before the Southern District of California. A claim construction hearing is scheduled for November 7, 2013 and a pre-trial conference for June 20, 2014. No trial date is set. At March 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, NMP filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's “NeuroVision” trademark registrations, injunctive relief and damages based on NMP's common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP's complaint. After trial of the matter, on October 25,

2010 an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million. On January 3, 2011, the District Court ordered a judgment be entered in the case in the amount of $60.0 million, and granted a permanent injunction prohibiting the Company's use of the “NeuroVision” name for marketing purposes. The Company sought emergency relief, and on February 3, 2011, the Ninth Circuit Court of Appeals stayed enforcement of the injunction, and consolidated this issue with our appeal of the verdict filed on May 6, 2011. During pendency of the appeal, the Company was required to escrow funds to secure the amount of the judgment, plus interest, attorneys' fees and costs. Accordingly, on June 16, 2011, the Company entered into an escrow arrangement and transferred $62.5 million of cash and investments into a restricted escrow account. On September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and proceedings are scheduled to commence in the District Court in June 2013. NMP's right to appeal the Court of Appeals reversal and vacation of the judgment expired on December 10, 2012 and NMP stipulated to the release of the $62.5 million from the restricted escrow account. As a result, the full $62.5 million was released from escrow and returned to the Company Re-trial of the matter is currently scheduled to begin in June 2013. At March 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Item 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the Risk Factors) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. There have been no material changes to the Risk Factors. If any of the risks described in this report or in our Annual Report on Form 10-K actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

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

NUVASIVE, INC.

Date:	April 30, 2013	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2013	By: /s/ Michael J. Lambert
Michael J. Lambert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

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