Form 10-Q
period 2013-06-30
NUVASIVE INC
filed 2013-07-30
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 22, 2013, there were 44,558,136 shares of the registrant’s common stock issued and outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,880	$123,299
Short-term marketable securities	113,779	138,405
Accounts receivable, net	96,314	88,958
Inventory	137,394	126,335
Deferred tax assets, current	31,136	28,236
Prepaid expenses and other current assets	9,016	8,516
Total current assets	446,519	513,749
Property and equipment, net	130,591	125,123
Long-term marketable securities	100,072	84,412
Intangible assets, net	97,183	101,362
Goodwill	154,846	154,106
Deferred tax assets	37,677	40,575
Restricted cash and investments	119,048	118,995
Other assets	22,248	25,463
Total assets	$1,108,184	$1,163,785
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,298	$62,048
Accrued payroll and related expenses	21,936	27,916
Senior Convertible Notes, current	—	74,311
Total current liabilities	100,234	164,275
Senior Convertible Notes	339,108	332,404
Deferred tax liabilities	3,125	3,129
Litigation liability	93,700	101,200
Other long-term liabilities	14,838	15,199
Commitments and contingencies
Noncontrolling interests	—	10,003
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized at June 30, 2013 and December 31, 2012, respectively, 44,503 and 43,686 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	45	44
Additional paid-in capital	734,796	714,865
Accumulated other comprehensive (loss) income	(3,413)	786
Accumulated deficit	(183,738)	(178,120)
Total NuVasive, Inc. stockholders’ equity	547,690	537,575
Noncontrolling interests	9,489	—
Total equity	557,179	537,575
Total liabilities and equity	$1,108,184	$1,163,785
See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$165,698	$154,419	$325,202	$306,110
Cost of goods sold (excluding amortization of purchased technology)	48,744	36,534	87,840	73,467
Gross profit	116,954	117,885	237,362	232,643
Operating expenses:
Sales, marketing and administrative	104,272	92,615	204,158	187,293
Research and development	7,712	9,335	17,407	19,323
Amortization of intangible assets	4,913	2,903	9,288	5,749
Total operating expenses	116,897	104,853	230,853	212,365
Interest and other expense, net:
Interest income	231	204	403	412
Interest expense	(6,652)	(6,972)	(13,685)	(13,797)
Other expense, net	(440)	(551)	(199)	(114)
Total interest and other expense, net	(6,861)	(7,319)	(13,481)	(13,499)
(Loss) income before income taxes	(6,804)	5,713	(6,972)	6,779
Income tax (benefit) expense	(76)	3,103	(840)	3,700
Consolidated net (loss) income	$(6,728)	$2,610	$(6,132)	$3,079
Net loss attributable to noncontrolling interests	$(259)	$(253)	$(514)	$(457)
Net (loss) income attributable to NuVasive, Inc.	$(6,469)	$2,863	$(5,618)	$3,536

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(0.15)	$0.07	$(0.13)	$0.08
Diluted	$(0.15)	$0.06	$(0.13)	$0.08
Weighted average shares outstanding:
Basic	44,412	43,347	44,220	43,095
Diluted	44,412	44,318	44,220	43,857

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net (loss) income	$(6,728)	$2,610	$(6,132)	$3,079
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(229)	(87)	(270)	(145)
Translation adjustments, net of tax	(2,141)	(978)	(3,929)	(297)
Other comprehensive loss	(2,370)	(1,065)	(4,199)	(442)
Total consolidated comprehensive (loss) income	(9,098)	1,545	(10,331)	2,637
Plus: Net loss attributable to noncontrolling interests	259	253	514	457
Comprehensive (loss) income attributable to NuVasive, Inc.	$(8,839)	$1,798	$(9,817)	$3,094

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Consolidated net (loss) income	$(6,132)	$3,079
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,341	25,313
Amortization of debt discount	6,704	6,233
Amortization of debt issuance costs	865	912
Stock-based compensation	15,548	14,966
Allowance for doubtful accounts and sales return reserves	379	1,622
Allowance for excess and obsolete inventory, net of write-offs	1,404	1,275
Other non-cash adjustments	4,175	3,541
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,443)	671
Inventory	(13,680)	(10,967)
Prepaid expenses and other current assets	(1,722)	12,185
Accounts payable and accrued liabilities	8,830	8,902
Accrued payroll and related expenses	(5,885)	(1,973)
Net cash provided by operating activities	32,384	65,759
Investing activities:
Cash paid for business and asset acquisitions	(7,719)	(7,917)
Purchases of property and equipment	(26,209)	(23,930)
Purchases of marketable securities	(136,988)	(110,915)
Sales of marketable securities	145,014	144,427
Purchases of restricted investments	—	(113,126)
Net cash used in investing activities	(25,902)	(111,461)
Financing activities:
Principal payment of 2013 Senior Convertible Notes	(74,311)	—
Tax benefits related to stock-based compensation awards	1,261	—
Proceeds from the issuance of common stock	3,123	3,094
Other assets	26	242
Net cash (used in) provided by financing activities	(69,901)	3,336
Effect of exchange rate changes on cash	(1,000)	30
Decrease in cash and cash equivalents	(64,419)	(42,336)
Cash and cash equivalents at beginning of period	123,299	163,492
Cash and cash equivalents at end of period	$58,880	$121,156
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with asset acquisitions	$—	$7,560

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
As a result of the 2011 acquisition of Impulse Monitoring Inc. (Impulse Monitoring), the Company maintains a contractual relationship with several physician practices (PCs) whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs. As of June 30, 2013 and December 31, 2012, the associated PCs are American Neuromonitoring Associates, P.C.; Pacific Neuromonitoring Associates, Inc.; Keystone Neuromonitoring Associates, P.C.; North Pacific Neuromonitoring Associates, P.C.; and Midwest Neuromonitoring Associates, Inc. Under the management services agreements, the Company provides all non-medical services to the PCs in return for a management fee that is settled on a monthly basis. The management services include management reporting, billing and collections of all charges for medical services provided and all administrative support to the PCs. Pursuant to existing guidance issued by the FASB, these represent variable interest entities for which the Company is the primary beneficiary, and the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition.
All significant intercompany balances and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in NuVasive's Annual Report on Form 10-K filed with the SEC. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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
3.    Investment in Progentix Orthobiology, B.V.
In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At June 30, 2013, the Company had advanced Progentix the full $5.0 million in accordance with the Loan Agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan Agreement, NuVasive is not obligated to provide additional funding, nor has any additional funding been provided, to Progentix.
Also concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement, as amended (the Option Agreement), whereby NuVasive was obligated (the Put Option), upon the achievement of an annual sales run rate on Progentix products in excess of a specified amount between June 14, 2011 and June 13, 2013 (the Option Period), to purchase the remaining sixty percent (60%) of capital stock of Progentix from its shareholders (the Remaining Shares) for an amount up to $35.0 million, subject to certain reductions, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion. In accordance with the Option Agreement, NuVasive had the right to purchase the Remaining Shares (the Call Option) during the Option Period for an amount up to $35.0 million, subject to certain reductions, payable in a combination of cash and NuVasive common stock, at NuVasive’s sole discretion. The Option Agreement expired unexercised on June 13, 2013. NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless terminated earlier in accordance with its terms.

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
Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights and conversion features of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders were not considered to be freestanding financial instruments during the Option Period as defined by authoritative guidance. Therefore, during the Option Period, the Remaining Shares and the Option Agreement were accounted for as a combined unit on the condensed consolidated financial statements as a redeemable noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity. Upon the expiration of the Option Agreement on June 13, 2013, the noncontrolling interest was no longer redeemable and therefore, pursuant to the authoritative guidance, the noncontrolling interest was reclassified out of mezzanine equity to its own component of total equity within the Company's condensed consolidated balance sheet.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets and liabilities of Progentix included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total current assets	$488	$657
Identifiable intangible assets, net	14,637	14,871
Goodwill	12,654	12,654
Other long-term assets	11	15
Accounts payable & accrued expenses	341	230
Deferred tax liabilities, net	2,890	2,890
Noncontrolling interests	9,489	10,003
 The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2013	2012
Noncontrolling interests at beginning of period	$10,003	$10,705
Less: Net loss attributable to the noncontrolling interests	514	457
Noncontrolling interests at end of period	$9,489	$10,248

4.    Balance Sheet Reserves
The balances of the reserves for accounts receivable and inventory are as follows (in thousands):

	June 30, 2013	December 31, 2012
Reserves for accounts receivable and sales returns	$3,052	$2,780
Reserves for excess and obsolete inventory	$17,972	$16,856
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
5.    Marketable Securities and Fair Value Measurements
Marketable securities consist of certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. A decline in the market value of any marketable security below cost that is determined to be other-than-temporary will result in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented.
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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
Classified as current assets
Certificates of deposit	Less than 1	$1,048	$—	$—	$1,048
Corporate notes	Less than 1	48,950	4	(21)	48,933
Commercial paper	Less than 1	14,989	—	—	14,989
U.S. government treasury securities	Less than 1	16,633	9	—	16,642
Securities of government-sponsored entities	Less than 1	32,157	10	—	32,167
Short-term marketable securities		113,777	23	(21)	113,779
Classified as non-current assets
Certificates of deposit	1 to 2	873	—	—	873
Corporate notes	1 to 2	34,007	—	(112)	33,895
U.S. government treasury securities	1 to 2	1,500	—	(2)	1,498
Securities of government-sponsored entities	1 to 2	63,853	2	(49)	63,806
Long-term marketable securities		100,233	2	(163)	100,072
Classified as restricted investments
U.S. government treasury securities	Less than 2	47,329	4	(31)	47,302
Securities of government-sponsored entities	Less than 2	39,184	4	(15)	39,173
Restricted investments		86,513	8	(46)	86,475
Total marketable securities at June 30, 2013		$300,523	$33	$(230)	$300,326

December 31, 2012:
Classified as current assets
Certificates of deposit	Less than 1	$998	$—	$—	$998
Corporate notes	Less than 1	19,169	3	(1)	19,171
Commercial paper	Less than 1	9,995	2	—	9,997
U.S. government treasury securities	Less than 1	17,055	6	—	17,061
Securities of government-sponsored entities	Less than 1	91,151	27	—	91,178
Short-term marketable securities		138,368	38	(1)	138,405
Classified as non-current assets
Corporate notes	1 to 2	23,293	—	(17)	23,276
U.S. government treasury securities	1 to 2	7,619	4	—	7,623
Securities of government-sponsored entities	1 to 2	53,493	22	(2)	53,513
Long-term marketable securities		84,405	26	(19)	84,412
Classified as restricted investments
U.S. government treasury securities	Less than 2	31,784	5	(1)	31,788
Securities of government-sponsored entities	Less than 2	53,618	18	(1)	53,635
Restricted investments		85,402	23	(2)	85,423
Total marketable securities at December 31, 2012		$308,175	$87	$(22)	$308,240

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2013, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2013 and 2012. The Company had no transfers from Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2013 and the three months ended June 30, 2012. The Company had one transfer from Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2012, as a result of the settlement of a milestone.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$47,069	$47,069	$—	$—
Certificates of deposit	1,921	1,921	—	—
Corporate notes	82,828	—	82,828	—
Commercial paper	14,989	—	14,989	—
U.S. government treasury securities	65,442	65,442	—	—
Securities of government-sponsored entities	135,146	—	135,146	—
Total cash equivalents, marketable securities and restricted investments	$347,395	$114,432	$232,963	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(535)	$—	$—	$(535)
Acquisition-related liabilities, non-current	$(554)	$—	$—	$(554)
Total contingent consideration	$(1,089)	$—	$—	$(1,089)

December 31, 2012:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$89,101	$89,101	$—	$—
Certificates of deposit	998	998	—	—
Corporate notes	42,447	—	42,447	—
Commercial paper	9,997	—	9,997	—
U.S. government treasury securities	56,472	56,472	—	—
Securities of government-sponsored entities	198,326	—	198,326	—
Total cash equivalents, marketable securities and restricted investments	$397,341	$146,571	$250,770	$—

Contingent Consideration:
Acquisition-related liabilities, non-current	$(1,074)	$—	$—	$(1,074)
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The estimated fair value of the Company's capital lease obligations approximated their carrying values as of June 30, 2013 and December 31, 2012. The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 7.
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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved by the FDA. Accordingly, the contingent consideration liability was accreted to $33.0 million. Changes in fair value were recorded in the statement of operations as sales, marketing and administrative expenses.
In connection with an immaterial acquisition in 2012, the Company is required to pay an amount not to exceed €2.0 million in the event two specified revenue-based milestones are met. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Based on these assumptions, the estimated fair value of the contingent consideration totaled $1.1 million at June 30, 2013 and is included in accrued liabilities in the June 30, 2013 condensed consolidated balance sheet. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses.
In addition, during the six months ended June 30, 2012, approximately $0.5 million related to contingent consideration recorded in connection with an immaterial acquisition which occurred in 2010 was settled and no longer considered contingent consideration.
The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30,
	2013	2012
Fair value measurement at beginning of period	$1,074	$32,221
Change in fair value measurement included in operating expenses	15	599
Contingent consideration settled	—	(530)
Fair value measurement at end of period	$1,089	$32,290
6.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
June 30, 2013:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$55,528	$(18,070)	$37,458
Manufacturing know-how and trade secrets	12	21,942	(8,922)	13,020
Trade name and trademarks	11	9,500	(2,825)	6,675
Customer relationships	8	43,852	(14,462)	29,390
	10	$130,822	$(44,279)	$86,543
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,846
Total goodwill and intangible assets, net				$252,029

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2012:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$55,178	$(14,966)	$40,212
Manufacturing know-how and trade secrets	12	21,712	(7,996)	13,716
Trade name and trademarks	11	9,500	(2,333)	7,167
Customer relationships	9	39,330	(9,703)	29,627
	10	$125,720	$(34,998)	$90,722
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,106
Total goodwill and intangible assets, net				$255,468
Total expense related to the amortization of intangible assets was $4.9 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively, and $9.3 million and $5.7 million for the six months ended June 30, 2013 and 2012, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.
Total future amortization expense related to intangible assets subject to amortization at June 30, 2013 is set forth in the table below (in thousands):

Remaining 2013	$9,850
2014	13,409
2015	12,324
2016	11,855
2017	9,504
2018	9,101
Thereafter through 2026	20,500
Total future amortization expense	$86,543
7.    Senior Convertible Notes
The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	June 30, 2013	December 31, 2012
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(63,392)	(70,096)
	339,108	332,404
2.25% Senior Convertible Notes due 2013	—	74,311
Total Senior Convertible Notes	$339,108	$406,715
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
Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on a quoted market price, or Level 1, of the outstanding 2017 Notes at June 30, 2013 and December 31, 2012 is approximately $394.8 million and $361.3 million, respectively.
Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity. As of June 30, 2013, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.
Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to equity. The original debt discount is being recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. At June 30, 2013 and December 31, 2012, the net carrying value of the equity component is $49.3 million.
The interest expense recognized on the 2017 Notes during the three months ended June 30, 2013 includes $2.8 million and $3.4 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2013 includes $5.5 million and $6.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. During the three months ended June 30, 2012, interest expense recognized on the 2017 Notes includes $2.8 million and $3.1 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2012 includes $5.5 million and $6.2 million for the contractual coupon interest and the accretion of the debt discount, respectively.
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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In connection with the offering of the 2013 Notes, the Company sold to the initial purchasers and/or their affiliates warrants to acquire up to 5.1 million shares of the Company's common stock (the 2013 Warrants), at an initial strike price of $49.13 per share, subject to adjustment. The 2013 Warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the 2013 Warrants. The 2013 Warrants began expiring in June 2013 and will continue to expire at various dates through October 8, 2013. At June 30, 2013, warrants to acquire up to 4.5 million shares of the Company's common stock remained outstanding.
8.   Net (Loss) Income Per Share
The Company computes basic net (loss) income per share using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units, including those with performance and market conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed exercise of outstanding warrants or the conversion of the Senior Convertible Notes were included in the diluted net (loss) income per share calculation for the three and six months ended June 30, 2013 and 2012 because the inclusion of such shares would have had an anti-dilutive effect.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income attributable to NuVasive, Inc.	$(6,469)	$2,863	$(5,618)	$3,536
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	44,412	43,347	44,220	43,095
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	—	231	—	164
Restricted stock units	—	740	—	598
Weighted average common shares outstanding for diluted	44,412	44,318	44,220	43,857
Basic net (loss) income per share attributable to NuVasive, Inc.	$(0.15)	$0.07	$(0.13)	$0.08
Diluted net (loss) income per share attributable to NuVasive, Inc.	$(0.15)	$0.06	$(0.13)	$0.08
The following weighted outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options, ESPP shares and unvested restricted stock units	7,953	5,931	7,518	6,653
Warrants	14,641	14,694	14,667	14,694
Senior Convertible Notes	9,553	11,214	10,232	11,214
Total	32,147	31,839	32,417	32,561
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
The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
ESPP
Volatility	57%	55%	58%	55%
Expected term (years)	1.6	1.5	1.5	1.5
Risk free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividend yield	—%	—%	—%	—%
The Company did not grant any stock options during the three or six months ended June 30, 2013 or 2012.
The Company issued 3,000 and 5,000 shares of common stock upon the exercise of stock options during the three and six months ended June 30, 2013, respectively, and issued 48,000 shares of common stock upon the exercise of stock options during the year ended December 31, 2012. The Company issued 38,000 and 440,000 shares of common stock upon the vesting of

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs during the three and six months ended June 30, 2013, respectively, and issued 339,000 shares of common stock upon the vesting of RSUs during the year ended December 31, 2012.
In 2012, the Compensation Committee of the Board of Directors (the Compensation Committee) granted performance-based restricted stock units (PRSUs) to certain senior Company executives that were earned based on the achievement of pre-defined Company-specific performance criteria for the year ended December 31, 2012. The fair value of the PRSUs was based on the closing price of the Company's common stock on the date of grant. One-third of the PRSUs vested on March 1, 2013 and the remaining two-thirds vest equally on March 1, 2014 and March 1, 2015. The Company issued 117,000 shares of common stock upon the vesting of PRSUs during the three months ended March 31, 2013.
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
The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales, marketing and administrative expense	$8,278	$7,737	$14,703	$13,879
Research and development expense	449	592	791	1,057
Cost of goods sold	34	16	54	30
Total stock-based compensation expense	$8,761	$8,345	$15,548	$14,966
10.    Income Taxes
The Company recorded an income tax benefit of $0.1 million and income tax expense of $3.1 million for the three months ended June 30, 2013 and 2012, respectively, and an income tax benefit of $0.8 million and income tax expense of $3.7 million for the six months ended June 30, 2013 and 2012, respectively. The effective income tax benefit rate for the six months ended June 30, 2013 was 12%, and reflected a discrete tax benefit of $0.9 million, or 13% of pre-tax loss, related to the 2012 federal research and development (R&D) credit which was retrospectively reinstated in the six months ended June 30, 2013. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
There was no material change to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 30, 2013.
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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Spine Surgery Products	$128,682	$116,513	$251,348	$231,372
Biologics	27,855	27,702	55,012	55,098
Monitoring Service	9,161	10,204	18,842	19,640
Total Revenue	$165,698	$154,419	$325,202	$306,110
12.    Legal Proceedings
Medtronic Sofamor Danek USA, Inc. Litigation
In August 2008, Medtronic Sofamor Danek USA, Inc. and its related entities (Medtronic) filed suit against NuVasive in the U.S. District Court for the Southern District of California (the Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one NuVasive patent and on September 20, 2011, a jury from the U.S. District Court delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the 2011 verdict). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012. Both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive's cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalties must be determined by the District Court prior to the appeal going forward. On June 11, 2013, the District Court ruled on the ongoing royalty rates (the June 2013 ruling) and once a judgment is entered, the Company will proceed with the appeal process. In addition, on March 19, 2012, the District Court issued an order granting prejudgment interest. The Company entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's June 30, 2013 condensed consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict. Upon receiving the District Court ruling in June 2013, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, the Company will be required to escrow funds to secure accrued royalties, estimated at $20 million to date, and ongoing royalties. The Company is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest may still be awarded, and at June 30, 2013, the Company cannot estimate a range of additional potential loss.
With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at June 30, 2013. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one NuVasive patent. Consistent with the treatment afforded the $0.7 million damage award; no amount has been recorded for royalty revenue as of June 30, 2013.
The second phase of the case pending in the Southern District of California involved one Medtronic cervical plate patent. On April 25, 2013, NuVasive and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent (U.S. Patent No. 6,592,586) that was part of the first phase. As part of the settlement, NuVasive received a broad license to practice (i) the Medtronic patent (U.S. Patent No. 6,916,320) that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent (U.S. Patent No. 6,592,586) that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic's patent rights related to cervical plate technology. In exchange for these license rights, NuVasive made a one-time payment to

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by NuVasive, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.
On August 17, 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product infringe two additional Medtronic Patents not asserted in the Southern District of California. On August 28, 2012, Medtronic amended its complaint alleging that NuVasive's XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of another Medtronic patent. The Company denies infringing any valid claims of these additional patents and on September 4, 2012, the Company filed a motion to transfer the case to the Southern District of California. The Indiana District Court granted the Company's motion and transferred the case to the Southern District of California.
On March 7, 2013, NuVasive amended its counterclaims to allege infringement by Medtronic of eight NuVasive patents not asserted in the first or second phases of the litigation. On March 22, 2013, NuVasive moved to stay the litigation of two of Medtronic's patents pending the U.S. Patent Office proceedings with respect to these patents, and the motion is currently pending before the Court. A claim construction hearing is scheduled for November 7, 2013 and a pre-trial conference for June 20, 2014. No trial date is set. At June 30, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:9-cv-6988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. The Company appealed the judgment and on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and re-trial of the matter is currently scheduled to begin in the District Court in September 2013. During pendency of the appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys’ fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. At June 30, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Contingencies
The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.
13.    Regulatory Matter
During the three months ended June 30, 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. The Company is working with the OIG to understand the scope of the subpoena and its request for documents, but do not expect to have greater clarity regarding the request for several months. The Company intends to fully cooperate with the OIG's request. At June 30 2013, the Company is unable to determine the potential financial impact, if any, that will result from this investigation.

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
Overview
We are a medical device company focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to approximate $8.2 billion globally in 2013. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon. The platform includes a proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, a unique and integrated split-blade retractor system; and a wide variety of specialized implants. When the three elements of MAS are used together, they may significantly reduce surgery time and return patients to activities of daily living much faster than conventional approaches. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery and may independently offer patient benefits to various surgical approaches dealing with a wide variety of pathologies. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, which is still in the process of U.S. regulatory clearance, all used to aid the spinal fusion process. Our subsidiary, Impulse Monitoring, Inc. (Impulse Monitoring) provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We dedicate significant resources toward training spine surgeons on our unique technology and products. We continue to train surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.
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
In addition, there is a downward pressure on reimbursement for the IOM services such as those provided by Impulse Monitoring. Significant coding changes for IOM services took effect in 2013. New Current Procedural Terminology (CPT) codes were introduced that may lead to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients will be subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring's ability to cover, bill and collect for cases performed. Private payers may also elect to adopt these coding changes.

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
We expect monitoring service revenue from IOM services to be slightly down in the current year. Monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report revenues based on the amount expected to be collected.
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
During the three months ended June 30, 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We are working with the OIG to understand the scope of the subpoena and its request for ducuments, but do not expect to have greater clarity regarding the request for several months. We intend to fully cooperate with the OIG's request and will provide periodic updates as information becomes available. Responding to the subpoena will require management's attention and may cause us to incur significant legal expense. Any adverse findings related to this investigation could result in significant financial penalties against the Company.

Results of Operations
Revenue

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Spine Surgery Products	$128,682	$116,513
Biologics	27,855	27,702
Monitoring Service	9,161	10,204
Total revenue	$165,698	$154,419	$11,279	7%
Six months ended:
Spine Surgery Products	$251,348	$231,372
Biologics	55,012	55,098
Monitoring Service	18,842	19,640
Total revenue	$325,202	$306,110	$19,092	6%
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
The continued adoption of minimally invasive procedures for spine has led to the continued expansion of our innovative procedures. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and our newer international markets as our sales force executes on the strategy of selling the full mix of our products. However, recent changes in market dynamics, the public and private insurance markets and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have substantially reduced the overall spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2013 will come primarily from market share gains related to the market shift toward less invasive spinal surgery, both domestically and internationally.
Our total revenues increased $11.3 million and $19.1 million in the three and six months ended June 30, 2013, respectively, representing total revenue growth of 7% and 6% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
Revenue from our Spine Surgery Products increased $12.2 million and $20.0 million, or 10% and 9%, in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase resulted from increases in volume of approximately 12% and 10% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, offset by small unfavorable changes in price of approximately 1% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
Revenue from Biologics remained materially consistent in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
Revenue from Monitoring Services decreased $1.0 million and $0.8 million, or 10% and 4% in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This decrease resulted primarily from unfavorable changes in reimbursement rates offset by increases in case volume in the three and six months ended June 30, 2013 compared to the same periods in 2012.

Cost of Goods Sold, excluding amortization of purchased technology

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$48,744	$36,534	$12,210	33%
% of total revenue	29%	24%
Six months ended	$87,840	$73,467	$14,373	20%
% of total revenue	27%	24%
Cost of goods sold consists primarily of purchased materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM service, which includes personnel and physician oversight costs.
Cost of goods sold as a percentage of revenue increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of the June 2013 ruling related to the Medtronic litigation that determined the ongoing royalty rates, which resulted in the Company recording a charge of approximately $7.9 million during the three and six months ended June 30, 2013 to account for the difference in using the royalty rates stated in the September 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. In addition, cost of goods sold as a percentage of revenue increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of the medical device excise tax effective January 1, 2013.
We expect cost of goods sold, as a percentage of revenue, to approximate 26% for the remainder of 2013.
Operating Expenses
Sales, Marketing and Administrative

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$104,272	$92,615	$11,657	13%
% of total revenue	63%	60%
Six months ended	$204,158	$187,293	$16,865	9%
% of total revenue	63%	61%
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
As a percentage of revenue, sales, marketing and administrative expenses increased in the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily as a result of our continued expansion in our international operations.
Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount, distribution and customer support headcount, and shipping, increased $5.4 million and $8.0 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase is primarily a result of our revenue growth during the three and six months ended June 30, 2013 compared to the same periods in 2012, as well as increases in freight expenses and continued investment in our international markets.
Legal expenses increased $2.2 million and $3.8 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Of the increase, $1.2 million and $2.1 million in the three and six months ended June 30, 2013, respectively, relates to increased legal expenses incurred in connection with the Medtronic litigation.
We continue to make significant investments in our Japanese operations. This investment, along with depreciation expense associated with certain system software investments, increased $1.9 million and $3.8 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Compensation and other shareowner related expenses for our marketing and administrative support functions increased $1.8 million and $1.1 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase is primarily the result of an increase in headcount as well as computer-related expenses.
For the remainder of 2013 and on a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately.
Research and Development

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$7,712	$9,335	$(1,623)	(17)%
% of total revenue	5%	6%
Six months ended	$17,407	$19,323	$(1,916)	(10)%
% of total revenue	5%	6%
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
Compensation and other shareowner related expenses, including performance-based and stock-based compensation, decreased $0.9 million and $2.1 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, and relates to compensation-related savings.
Research and development facilities expenses, along with depreciation expense associated with certain system software investments, decreased $0.4 million and $0.8 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, and is also attributable to compensation-related savings.
Expenses incurred related to the acquisition of research and development intangible assets charged to expense in accordance with the authoritative accounting guidance decreased $0.4 million in the three months ended June 30, 2013 compared to the the same period in 2012. In the six months ended June 30, 2013, these expenses increased $2.1 compared to the same period in 2012.
Expenses incurred in connection with clinical trials and various studies, including outside professional services, remained materially consistent in the three months ended June 30, 2013 compared to the same period in 2012. In the six months ended June 30, 2013 compared to the same period in 2012, these expenses decreased approximately $0.5 million due to reduced costs as a result of the completion of enrollment in a clinical trial and ongoing study related activities.
For the remainder of 2013, as a percentage of revenue, we expect total research and development costs to remain relatively consistent with current levels in support of our ongoing development and 510k product approval efforts.

Amortization of Intangible Assets

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$4,913	$2,903	$2,010	69%
% of total revenue	3%	2%
Six months ended	$9,288	$5,749	$3,539	62%
% of total revenue	3%	2%
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased $2.0 million and $3.5 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to the acquisition of intangible assets acquired subsequent to June 30, 2012, and additional expense resulting from the approval of the PCM Cervical Disc System that occurred during the fourth quarter of 2012.
We expect expenses recorded in connection with the amortization of intangible assets to continue to increase in absolute dollars for the foreseeable future as amortization of acquired in-process research and development commences once acquired research and development projects reach technological feasibility.
Interest and Other Expense, Net

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Interest income	$231	$204
Interest expense	(6,652)	(6,972)
Other expense, net	(440)	(551)
Total interest and other expense, net	$(6,861)	$(7,319)	$458	(6)%
% of total revenue	(4)%	(5)%
Six months ended:
Interest income	$403	$412
Interest expense	(13,685)	(13,797)
Other expense, net	(199)	(114)
Total interest and other expense, net	$(13,481)	$(13,499)	$18	—%
% of total revenue	(4)%	(4)%
Interest and other expense, net, consists principally of interest expense incurred on our Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. Interest and other expense, net decreased $0.5 million in the three months ended June 30, 2013, compared to the same period in 2012, primarily from the decrease in interest expense as a result of the maturity of the 2013 Senior Convertible Notes on March 15, 2013.
Interest and other expense, net, as a percentage of revenues, is expected to moderately decrease for the remainder of the year as a result of the maturity of the 2013 Senior Convertible Notes on March 15, 2013.

Income Tax (Benefit) Expense

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended	$(76)	$3,103	$(3,179)	(102)%
Effective income tax (benefit) rate	(1)%	54%
Six months ended	$(840)	$3,700	$(4,540)	(123)%
Effective income tax (benefit) rate	12%	55%
We recorded an income tax benefit of $0.1 million and income tax expense of $3.1 million for the three months ended June 30, 2013 and 2012, respectively, and an income tax benefit of $0.8 million and income tax expense of 3.7 million for the six months ended June 30, 2013 and 2012, respectively. The effective income tax benefit rate for the six months ended June 30, 2013 was 12% compared to the effective income tax expense rate of 55% for the six months ended June 30, 2012. The income tax provision for the six months ended June 30, 2013 also reflected a discrete tax benefit of $0.9 million, or 13% of pre-tax loss, related to the 2012 federal research and development (R&D) credit which was retrospectively reinstated in the six months ended June 30, 2013. No federal R&D credit benefit was recorded in the income tax provision for the six months ended June 30, 2012. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
Stock-Based Compensation

	June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Stock-Based Compensation
Sales, Marketing & Administrative	$8,278	$7,737
Research & Development	449	592
Cost of Goods Sold	34	16
Total Stock-Based Compensation	$8,761	$8,345	$416	5%
% of total revenue	5%	5%
Six months ended:
Stock-Based Compensation
Sales, Marketing & Administrative	$14,703	$13,879
Research & Development	791	1,057
Cost of Goods Sold	54	30
Total Stock-Based Compensation	$15,548	$14,966	$582	4%
% of total revenue	5%	5%
Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. Stock-based compensation increased $0.4 million and $0.6 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. These increases are primarily related to the increase in the weighted average grant date fair value of 2013 grants compared to 2012 grants, slightly offset by the timing of annual grants in the current year as compared to the prior year.

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
In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our June 30, 2013 consolidated balance sheet. Further, as a result of the June 2013 District Court ruling on the ongoing royalty rates, we will be required to escrow funds to secure accrued royalties, estimated at $20 million to date, and ongoing royalties.
Cash, cash equivalents and marketable securities was $272.7 million and $346.1 million at June 30, 2013 and December 31, 2012, respectively, the decrease primarily relates to the payment of the 2013 Senior Convertible Notes on March 15, 2013. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, and the outcome of current and future litigation. At June 30, 2013, we have cash and investments totaling $119.0 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change
Cash provided by operating activities	$32,384	$65,759	$(33,375)
Cash used in investing activities	(25,902)	(111,461)	85,559
Cash (used in) provided by financing activities	(69,901)	3,336	(73,237)
Effect of exchange rate changes on cash	(1,000)	30	(1,030)
Decrease in cash and cash equivalents	$(64,419)	$(42,336)	$(22,083)
Cash flows from operating activities
Cash provided by operating activities was $32.4 million for the six months ended June 30, 2013, compared to $65.8 million for the same period in 2012. The $33.4 million decrease in cash provided by operating activities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is due to an increase in amounts paid for other current assets, including a refund of $11.2 million in the three months ended March 31, 2012 relating to an overpayment at December 31, 2011, a small increase in days sales outstanding which affects our accounts receivable balance, additional cash used to pay accrued payroll and related expenses and to build inventory.
Cash flows from investing activities
Cash used by investing activities was $25.9 million for the six months ended June 30, 2013, compared to $111.5 million for the same period in 2012. The $85.6 million decrease in cash used in investing activities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily due to a net decrease in purchases of marketable securities, including restricted investments, offset by a slight increase in purchases of property and equipment.
Cash flows from financing activities
Cash used in financing activities was $69.9 million for the six months ended June 30, 2013, compared to cash provided by financing activities of $3.3 million for the same period in 2012. The $73.2 million increase in cash used by financing activities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily due the repayment of the 2013 Senior Convertible Notes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and there have been no material changes during the six months ended June 30, 2013 except as follows:
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
Item 4.Controls and Procedures
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2013. Based on such evaluation, our management has concluded as of June 30, 2013, the Company’s disclosure controls and procedures are effective.
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
Given the number of patents asserted in the litigation, the parties agreed to proceed on a limited number of patents. The District Court determined to proceed only with patents that are not the subject of active reexamination proceedings. As a result, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the District Court, delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the 2011 verdict). Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. The District Court entered judgment on March 2, 2012, and both parties appealed the verdict. Medtronic subsequently filed a motion to dismiss its own appeal and NuVasive's cross-appeal with the Federal Circuit Court of Appeals. On August 2, 2012, the Federal Circuit issued a ruling stating that ongoing royalty rates must be determined by the District Court prior to the appeal going forward. On June 11, 2013, the District Court ruled on the ongoing royalty rates (the June 2013 ruling) and once a judgment is entered, the Company will proceed with the appeal process. In addition, on March 19, 2012, the District Court issued an order granting prejudgment interest. The Company entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's June 30, 2013 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict. Upon receiving the District Court ruling in June 2013, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $20 million to date, and ongoing royalties. NuVasive is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest, may still be awarded, and at June 30, 2013, the Company cannot estimate a range of additional potential loss.
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
On August 17, 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430, and that NuVasive's Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146 C2. On August 28, 2012, Medtronic amended its complaint in the Northern District of Indiana alleging that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997. NuVasive denies infringing any valid claims of these additional patents and on September 4, 2012, the Company filed a motion to transfer the case to the Southern District of California. The Indiana District Court granted the Company's motion and transferred the case to the Southern District of California. On March 7, 2013, NuVasive amended its counterclaims to allege infringement by Medtronic of U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On March 22, 2013, NuVasive moved to stay the litigation relating to patents '430 and '997 pending the Patent Office proceedings with respect to these patents, and the motion is currently pending before the Southern District of California. A claim construction hearing is scheduled for November 7, 2013 and a pre-trial conference for June 20, 2014. No trial date is set. At June 30, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's “NeuroVision” trademark registrations, injunctive relief and damages based on NMP's common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP's complaint. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment and on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and re-trial of the matter is currently scheduled to begin in the District Court in September 2013. During pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million to secure the amount of judgment, plus interest, attorney's fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. At June 30, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
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
On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. Before our appeal of the unfavorable verdict to the Federal Circuit Court of Appeals could move forward, the District Court was required to determine the ongoing royalty rates applicable to the products during the period of time following the verdict. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of NuVasive's CoRoent XL implants and 8.25% on certain of NuVasive's MaXcess III retractors and related products. As of June 30, 2013 and during pendency of our appeal , we have secured the amount of judgment and as a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $20 million to date, and ongoing royalties, plus prejudgment interest, which represents a material reduction in our cash resources available for investment.
In August 2012, Medtronic filed additional patent claims against us alleging that various NuVasive spinal implants (including our CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic's MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion (“DLIF”) procedure infringe eight NuVasive patents. A claim construction hearing is scheduled for the fourth quarter 2013 and a pre-trial conference is currently scheduled for June 20, 2014. No trial date is set.
If we do not prevail in the Medtronic litigation we could be required to stop selling certain of our products, pay substantial monetary amounts as damages, and/or enter into expensive royalty or licensing arrangements. Such adverse results may limit our ability to generate profits and cash flow, and, as a consequence, to invest in and grow our business, including investments into new and innovative technologies.
We are currently involved in a trademark litigation action involving the NeuroVision brand name and, if we do not prevail, we could be liable for substantial damages.
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against us in the U.S. District Court for the Central District of California alleging trademark infringement and unfair competition. NMP sought cancellation of our “NeuroVision” trademark registrations, injunctive relief and damages based on NMP's common law use of the “Neurovision” mark. Trial of the matter took place in October 2010, and an unfavorable jury verdict was delivered against us relating to our use of the NeuroVision trade name in the amount of $60.0 million plus attorney fees and costs, as well as an injunction. We promptly appealed the verdict to the Ninth Circuit Court of Appeals. During the pendency of the appeal, we were required to escrow the amount of the judgment, plus interest. In September 2012, the Circuit Court reversed and vacated the District Court's judgment against us, and also reversed and vacated the injunction and the award of attorney fees and costs. The Circuit Court remanded the case for a new trial and instructed the District Court to assign the case to a different judge. In December 2012, the full $62.5 million was released from escrow and returned to us. A retrial on the matter is currently scheduled to begin in the District Court in September 2013.
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
During the three months ended June 30, 2013, we received a federal administrative subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We cannot control the pace or scope of any investigation, and responding to the subpoena requests and any investigation will require the allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1#	Amendment No. 1 to the 2004 Employee Stock Purchase Plan (filed herewith)

10.2†
Settlement and License Agreement, dated as of April 25, 2013, by and among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (filed herewith)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

#	Indicates management contract or compensatory plan.

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

NUVASIVE, INC.

Date:	July 30, 2013	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2013	By: /s/ Michael J. Lambert
Michael J. Lambert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1#	Amendment No. 1 to the 2004 Employee Stock Purchase Plan (filed herewith)

10.2†
Settlement and License Agreement, dated as of April 25, 2013, by and among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (filed herewith)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Calculation Linkbase Document

101**	XBRL Taxonomy Label Linkbase Document

101**	XBRL Taxonomy Presentation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

#	Indicates management contract or compensatory plan.

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