Form 10-K
period 2013-12-31
NUVASIVE INC
filed 2014-03-03
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    YES  ☑    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    YES  ☐    NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (i.e. June 30, 2013), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.
As of February 24, 2014, there were 45,926,605 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference to the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2014.

NuVasive, Inc.
Form 10-K for the Fiscal Year ended December 31, 2013

PART I
This Annual Report on Form 10-K, particularly in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents incorporated by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this Annual Report, the words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.
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
Overview
We are a medical device company focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.7 billion globally in 2014. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings used to aid the spinal fusion process or bone healing include allograft (donated human tissue), Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, FormaGraft®, a collagen synthetic product, and AttraX®, a synthetic bone graft material, currently available commercially only in select markets outside of the U.S. Our subsidiary, Impulse Monitoring, Inc. (Impulse Monitoring) provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.
We believe our MAS platform, and its related offerings, provides a unique and comprehensive solution for the safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves. The fundamental difference between our MAS platform and what has been previously called MIS, or minimally invasive surgery, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and efficacy. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF®, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems assist surgeons in the detection and avoidance of critical nerves. It has been demonstrated clinically that the procedures facilitated by our MAS platform may decrease trauma and blood loss, and may lead to faster overall patient recovery times compared to open spine surgery.
In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. In the fourth quarter of 2012, we received U.S. Food and Drug Administration (the FDA) approval of the PCM® device, a motion preserving total disc replacement device, which further strengthened our cervical product offering and enables us to continue our trend of increasing our market share.
Our corporate headquarters is located in San Diego, California. We lease approximately 208,000 square feet in San Diego. Our headquarters has a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. We also maintain a secondary training facility in Paramus, New Jersey with a five-suite operating theatre for surgeon training. Our subsidiary, Impulse Monitoring, is located in Columbia, Maryland. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business is facilitated by rapid delivery of products and surgical instruments for surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility enhances our ability to meet demanding delivery schedules and provide a greater level of customer service. Additionally, we have a manufacturing facility located in Dayton, Ohio that produces spinal implants.
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

•
Selectively License or Acquire Complementary Spine Products and Technologies.    In addition to building our company through internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will keep us on the forefront of innovation. By acquiring complementary products, we believe we can leverage our expertise at bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times and, as a result, reduce overall costs to the healthcare system.

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

Industry Background and Market
The spine is the core of the human skeleton, and provides a crucial balance between structural support and flexibility. It consists of 33 separate bones called vertebrae that are connected together by connective tissue (defined as bone, muscle, or ligament) to form a column and to permit a normal range of motion. The spinal cord, the body’s central nerve system, is enclosed within the spinal column. Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spine disc. The four major categories of spine disorders are degenerative conditions, deformities, trauma and tumors. The largest market and the focus of our business historically are degenerative conditions of the facet joints and the intervertebral disc space. These two conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back or neck pain or radiating pain in the arms or legs.
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

•
Access to Care in Emerging Markets. Health care reforms in many emerging markets are expanding access to treatments to a greater proportion of their populations, which we believe will continue to drive strong increases in demand for healthcare-related product volumes. Increasing economic affluence in key developing regions will further drive demand for health care treatments.

Although we believe that the market for spine surgery procedures will continue to grow over the long term, recent economic, political and regulatory influences are subjecting our industry to significant changes that may slow the spine market’s growth rate. These changes include pricing pressure from the continued consolidation of our hospital customers and the expansion of group purchasing organizations, unfavorable third-party payer coverage and reimbursement policies, and new and proposed legislation and regulations designed to contain or reduce the cost of healthcare.
Surgical Alternatives with Less Tissue Disruption
The benefits of minimally invasive surgery procedures in other areas of orthopedics have significantly contributed to the strong and growing demand for surgical alternatives with less tissue disruption of the spine. Surgeons and hospitals seek spine procedures that result in fewer operative complications and decreased patient hospitalization. At the same time, patients seek procedures that cause less trauma, allow for faster recovery times and more favorable clinical outcomes. Despite the patient and doctor demands, the rate of adoption of surgical alternatives with less tissue disruption procedures has been relatively slow with respect to the spine. Currently, the majority of spine surgery patients are treated with open and invasive techniques.

We believe the principal factor contributing to spine surgeons’ slow adoption of traditional “minimally invasive” spine alternatives has been inconsistent outcomes driven by two main reasons: (i) the limited or lack of direct access to and visibility of the surgical anatomy; and (ii) the associated complex instruments that have been required to perform these procedures. Most traditional “minimally invasive” spine systems do not allow the surgeon to directly view the spine and the relevant pathology point and, as such, provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional “minimally invasive” spine systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system.
The NuVasive Solution — Maximum Access Surgery with minimal tissue disruption
Our MAS platform allows surgeons to perform a wide range of minimally disruptive spine procedures in all regions of the spine and from various surgical approaches, while overcoming the shortcomings of traditional “minimally invasive” spine surgical techniques. The MAS platform is designed to treat a wide range of spinal pathologies while accommodating a surgeon's preferred surgical technique and is not limited to a single approach. We believe our products improve clinical results and have both the potential to expand the number of minimally disruptive procedures performed, lead the market movement away from open surgery and make less invasive techniques the standard of care in spine fusion and non-fusion surgery.
Our MAS platform combines three product categories: our nerve monitoring systems, MaXcess and specialized implants. Our nerve monitoring systems enable surgeons to detect and navigate around nerves while MaXcess affords direct customized access to the spine for implant delivery. MaXcess also allows surgeons to use well-established traditional instruments in a minimally disruptive and less traumatic manner while our biologics offering complements our MAS platform by facilitating bone growth and thereby fusion. We also offer a variety of specialized implants that enable the maximization of disc height restoration and sufficient structural support while conforming to the anatomical requirements of the patient.
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
MAS — Nerve Monitoring
Our nerve monitoring systems utilize electromyography (EMG), proprietary software hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Our systems function by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. Through the NVM5 and NVJJB platforms, we give surgeons the option to connect their instruments to a computer system that provides discrete, real-time, surgeon directed and surgeon controlled feedback about the directionality and relative proximity of nerves during surgery. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. For example, during a pedicle screw test, in which the integrity of the bone is tested where the implant is placed, if the insertion of a screw results in a breach of the bone, the system is designed so that a red light and corresponding numeric value will be displayed to alert the surgeon that the screw may need to be repositioned to avoid potential nerve impingement or irritation. If no breach of the bone occurs, the system is designed so that a green light and corresponding numeric value will result.
Surgeons can connect certain instruments to our nerve monitoring systems, thus creating an interactive set of instruments that better enable the safe navigation through the body’s nerve anatomy. The connection is accomplished using a clip that is attached to the instrument, effectively providing the benefits of our nerve monitoring systems through an instrument already familiar to the surgeon. The systems’ proprietary software and easy to use graphical user interface enables the surgeon to make critical decisions in real time resulting in safer, more reproducible and faster procedures with the potential for improved patient outcomes. With recent additions, the health and integrity of the spinal cord and related nerves can also be assessed using motor evoked potentials (MEPs) and somatosensory evoked potentials (SSEPs). Both of these methods of IOM involve applying stimulation and recording the response that must travel along the motor or sensory paths of the spinal cord.

Through our IOM subsidiary, Impulse Monitoring, the data from the various nerve monitoring systems, including our own, can be analyzed in real time by healthcare professionals for additional interpretation of intra-operative information. Adding the value of real time healthcare professional oversight further improves the safety and reproducibility of the vast array of our spine procedures.
MAS — MaXcess
Our MaXcess system integrates nerve monitoring and specialized implants that provide maximum access to the spine with minimal soft tissue disruption. MaXcess has a split blade design consisting of three blades that can be positioned to customize the surgical exposure in the shape and size specific to the surgical requirements rather than the more traditional fixed tube or two blade designs of traditional off the shelf “minimally invasive” spine surgical systems. MaXcess’ split blade design also provides customizable access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a smaller incision and less tissue disruption. The ability to use familiar instruments reduces the learning curve and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with better direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment such as endoscopes.
Over the years, several improvements to our MaXcess systems have been made, including incorporating integrated neuromonitoring technology and improving the blade systems, and the MAS approach has broadened from the lumbar to the thoracic region. Our MaXcess products are used in the cervical spine for posterior application and anterior retraction, the lumbar spine for decompressions, transforaminal lumbar interbody fusions (TLIFs) and posterior lumbar interbody fusions (PLIFs), the thoracic region for tumors and trauma, as well as in adult degenerative scoliosis procedures.
MAS — Specialized Implants and Fixation Systems
We have a number of implants and fixation devices designed to be used with our MAS platform. These implants are used for interbody disc height restoration for fusion and stabilization of the spine. Our implants are available in a variety of shapes and sizes to accommodate specific approach, pathology and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation systems have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our MaXcess system to provide stabilization of the spine. These systems enable minimally disruptive placement of implants and are intended to reduce patient morbidity, at times through a single approach.
The following products and services complement our MAS platform:
Biologics
The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), a varied offering of synthetic products, stem cell-based products, and growth factors. We currently offer FormaGraft, a collagen-based synthetic bone substitute and Osteocel Plus, an allograft cellular matrix designed to mimic the biologic profile of autograft that includes endogenous MSCs and osteoprogenitors to aid in fusion. We have developed biologics products such as AttraX, a synthetic bone graft material delivered in putty form, to meet the different needs of these international markets. We have successfully commercialized AttraX in several international countries.
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
Our lumbar motion preservation development efforts include XL-TDR®, a mechanical total disc replacement implanted through the XLIF approach. We have completed enrollment in a FDA clinical trial in the United States, but we currently do not intend to pursue a Premarket Approval Application for the XL-TDR device to commercialize the product in the U.S.
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
Research and Development
Our research and development efforts are primarily focused on developing further enhancements to our existing products and improving and further integrating our procedural solutions. Our research and development group has extensive experience in developing products to treat spine pathologies and this group continues to work closely with our clinical advisors and spine surgeon customers to design products that are intended to improve patient outcomes, simplify techniques, reduce patient trauma and the subsequent hospitalization and rehabilitation times and, as a result, reduce overall costs to the healthcare system.
International
We believe the spine market shift towards minimally invasive surgery and increases in international access to healthcare provide us with an opportunity for accelerated growth outside the U.S. Because our products and technologies treat similar pathologies around the world, we are focused on expanding our operations in select developed and emerging international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in expanding our global infrastructure to adapt to alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our MAS surgical techniques, our complementary instruments and our implants to our international customers. During 2013, we opened new offices in Tokyo, Japan and Milan, Italy, and we also announced the expansion and relocation of our UK office to better execute our growth strategy across Europe. Additionally, we have continued to expand our product offerings internationally. During 2013, we successfully launched our XLIF procedure in Japan changing the way spine surgery is performed by surgeons across the country. We also launched Precept®, a minimally invasive posterior fixation system, in Japan and other select countries around the world. Our geographic expansion efforts will enable us to accelerate our global market share position and change patient's lives, not just in the U.S., but around the world.
Sales and Marketing
In the United States, we currently sell our products through a combination of exclusive independent sales agencies and directly-employed sales shareowners. Each member of our U.S. sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales shareowner or an independent sales agency is made on a territory by territory basis, with a focus on the candidate who brings the best skills and experience. Domestically, the split between directly-employed sales shareowners and independent sales agents in our sales force is approximately equal. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents. There are many reasons that we believe strongly in an exclusive sales force, none more important than having a sales force that is properly educated, trained and incentivized to sell and represent only our portfolio of products.
Surgeon Training and Education
We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our MAS surgical techniques and our complementary instruments and implants. We maintain state-of-the-art cadaver operating rooms and training facilities to help educate surgeons regarding our products at our corporate headquarters in San Diego, California and our facility in Paramus, New Jersey. We continue to train surgeons on the XLIF technique and our other MAS platform products including: our proprietary nerve monitoring systems, MaXcess, biologics, and specialized implants. The number of surgeons trained annually includes first-time surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs. The Society of Lateral Access Surgery (SOLAS) Surgeon Education Committee helps direct the continued evolution of our many procedure-related training classes and materials.

Manufacturing and Supply
We rely on third parties for the manufacture of a majority of our products, their components and servicing, and we maintain alternative manufacturing sources for a majority of our finished goods products. We also manufacture certain implants internally at our facility in Dayton, Ohio. We have identified or are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all product requirements are met or exceeded. We believe at our current scale these types of manufacturing relationships balance our capital investment, help control costs, and provide manufacturing capacity necessary to compete with larger volume manufacturers of spine surgery products. As our business continues to scale, we will continue to evaluate this strategy on selective product lines to drive improving profitability and shareholder returns. In the future, we plan to manufacture a larger portion of our products and product components internally to drive improved profitability, speed to market, and further strengthen our quality control.
Our products are inspected, packaged and labeled, as needed, at either our San Diego headquarters or our Memphis distribution facility. Under our existing contracts with third-party manufacturers, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications.
We currently rely on several tissue banks as our suppliers of allograft tissue implants. We have two tissue banks that supply us with Osteocel Plus, which is a cellular allograft. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable to compliance with FDA regulations, state requirements, as well as voluntary industry standards such as those put forward by the American Association of Tissue Banks, or AATB.
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
We, and our third-party manufacturers, are subject to the FDA’s quality system regulations, state regulations, such as the regulations promulgated by the California Department of Health Services, and regulations promulgated by the European Union. For tissue products, we are FDA registered and licensed in the States of California, New York, Florida, Maryland and Oregon. For our device implants and instruments, we are FDA registered, California licensed, CE marked and ISO certified. CE is an abbreviation for “Conformité Européenne” or European Conformity. Our facilities and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA, state or international regulatory agencies.
Surgical Instrument and Implant Sets
For many of our customers, we seek to deliver surgical instrumentation sets, including both implants and instruments, as well as our nerve monitoring systems, on a just in time basis to fulfill our customer obligations to meet surgery schedules.
We do not generally receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In many cases, once the surgery is finished, the surgical instrument sets are returned to us and we prepare them for shipment to meet future surgeries.
A wide selection of implants are also delivered to our customers on a just in time basis to enable them to choose the best shape and size implant for each of their patients.
We complement this model with field-based assets. This hybrid strategy is designed to improve customer service, minimize backlogs, increase asset turns, optimize freight costs, and maximize cash flow. Our pool of surgical equipment that we loan to or place with hospitals continues to increase as we increase our product offering, expand our distribution channels and increase market penetration of our products. These surgical instrumentation and implant sets are important to the growth of our business, and we anticipate additional investments in our loaner assets.

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
Patents
As of December 31, 2013, we had 230 issued U.S. patents, 165 foreign national patents, and 284 pending patent applications, including 198 U.S. applications, 1 international (PCT) application and 85 foreign national applications. Our issued and pending patents cover, among other things:

•	MAS surgical access instrumentation and methodology, including our XLIF procedure and aspects thereof;

•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;

•	Implants and related instrumentation and targeting systems;

•	Biologics, including Osteocel Plus, Formagraft and AttraX; and

•	Motion preservation products.
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
Trademarks
As of December 31, 2013, we had 201 trademark registrations, both domestic and foreign, including the following U.S. trademarks: Absolute Responsiveness, Acuity, Affix, Armada, Attrax, Back Pact, Bendini, Better Back Alliance, Better Insight. Better Decisions. Better Medicine, Brigade, CerPass, CoRoent, Creative Spine Technology, DBR, Embody, Embrace, ExtenSure, FormaGraft, Gradient Plus, Halo, ILIF, InStim, JJB, Leverage, M5, Magnitude, MAS, MaXcess, NeoDisc, Nerve Avoidance Leader, NeuroVision, NuVasive, NVJJB, NVM5, Osteocel, PCM, Precept, Radian, SOLAS, Speed of Innovation, SpheRx, The Better Way Back, Traverse, Triad, VuePoint, X-Core, XL-TDR, XLIF and XLP. We also had 16 trademark applications pending, both domestic and foreign, including the following trademarks: $1 Billion Start-Up, ACR, Archon, GSB, Helix, IGB, ILIF, IOS Integrated Operative Solutions, Leaders in Lateral, MicroLIF, MicroXLIF, Relign, and StruXure.
Competition
We compete with companies located throughout the world with regard to all of our products and services. We are aware of a number of major medical device companies that have developed or plan to develop competing products for use in minimally disruptive surgical spine procedures. Several of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, these competitors may have significantly greater operating history and patent portfolios than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose. Because of the significant size of the potential market, we anticipate that companies will continue to dedicate significant resources to developing competing products.

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. We believe that our significant competitors are Medtronic Sofamor Danek (Medtronic), DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, Biomet Spine, and Zimmer Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specifc markets, include Orthofix International N.V. (Orthofix), Alphatec Spine (Alphatec), K2M and others.
We also face competition from physician owned distributorships (PODs), which are medical device distributors that are owned, directly or indirectly, by physicians. However, these PODs have recently come under scrutiny by the Office of Inspector General (OIG) as the associated physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients.
Government Regulation
Our products are medical devices and tissue subject to extensive regulation by the FDA and other regulatory bodies both inside and outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, storage, labeling, marketing and distribution of our products.
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device that we market and sell in the U.S. must first receive either premarket clearance (by submitting a 510(k) notification) or premarket approval (by filing a premarket approval application (“PMA”)) from the FDA. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes from three to twelve months from the date the application is completed, but may last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. In addition, a clinical trial is almost always required to support a PMA application and may be required for a 510(k) premarket notification. There are numerous risks associated with conducting clinical trials, including high costs and uncertain outcomes. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.
Human Cell, Tissue, and Cellular and Tissue Based Products
Our allograft products, Triad, H2 and ExtenSure, and our Osteocel Plus products are regulated by the FDA as Human Cell, Tissue, and Cellular and Tissue Based Products. FDA regulations do not currently require products regulated as minimally manipulated human tissue-based products to be 510(k) cleared or PMA approved before they are marketed. We are, however, required to register our establishment, list these products with the FDA and comply with Current Good Tissue Practices for Human Cell, Tissue, and Cellular and Tissue Based Product Establishments. The FDA periodically inspects tissue processors to determine compliance with these requirements. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities.
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
Pervasive and Continuing FDA Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These regulatory requirements include, but are not limited to, the following:

•	product listing and establishment registration;

•	adherence to the Quality System Regulation (“QSR”) which requires stringent design, testing, control, documentation and other quality assurance procedures;

•	labeling requirements and FDA prohibitions against the promotion of off-label uses or indications;

•	adverse event reporting;

•	post-approval restrictions or conditions, including post-approval clinical trials or other required testing;

•	post-market surveillance requirements;

•	the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and

•	requirements relating to voluntary corrections or removals.
Failure to comply with applicable regulatory requirements can result in fines and other enforcement actions by the FDA, which could adversely impact our business.
We are also subject to unannounced device inspections by the FDA and the California Food and Drug Branch, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal tissue licensing regulations. These inspections may include our manufacturing and subcontractors’ facilities.
Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such "off-label" uses.
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
Federal False Claims Act:    The Federal False Claims Act and, in particular, the False Claims Act’s “qui tam” or “whistleblower” provisions allow a private individual to bring actions in the name of the government alleging that a defendant has made false claims for payment from federal funds. In addition, various states are considering enacting or have enacted laws modeled after the Federal False Claims Act, penalizing false claims against state funds. During the second quarter of 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We are working with the OIG to understand the scope of the subpoena and to provide the requested documents. Responding to the subpoena requires Management's attention and results in significant legal expense. Any adverse findings related to this investigation could result in material financial penalties against the Company.
Health Insurance Portability and Accountability Act:    Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as was amended in 2005 and in 2009, a Covered Entity, as further defined under HIPAA, is required to adhere to certain requirements regarding the use, disclosure and security of protected health information, or PHI. In the past, HIPAA has generally affected us indirectly, as NuVasive is generally neither a Covered Entity nor a Business Associate, as further defined under HIPAA, to Covered Entities, except that our provision of IOM services through various subsidiaries may create a Business

Associate relationship and/or our Puerto Rico subsidiary may be a Covered Entity. Regardless of Covered Entity status under HIPAA, in those cases where patient data is received, NuVasive is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services (HHS) can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all required HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business.
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
Physician Payments Sunshine Act of 2009, or Sunshine Act:    The Sunshine Act was enacted into law in 2010 and requires public disclosure to the federal government of payments to physicians, including in-kind transfers of value such as free gifts or meals. These requirements provide for penalties for non-compliance. The Centers for Medicare and Medicaid Services, or CMS, issued final regulations and the requirement of the collection of payments to physicians began effective August 2013, with the first annual report due March 2014. This law, along with individual state reporting requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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
The European Union, which consists of 28 countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product. We have now successfully passed several Notified Body audits since our original certification in 2001, granting us ISO registration and allowing the CE conformity marking to be applied to certain of our devices under the European Union Medical Device Directive.
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
Third-Party Reimbursement
Broadly speaking, payer pushback on spine surgery in the U.S. has increased in the recent past, and we believe this has had an overall dampening effect on spine procedure volumes and prices.
We expect that sales volumes and prices of our products and services will continue to be largely dependent on the availability of reimbursement from third-party payers, such as governmental programs, for example, Medicare and Medicaid, private insurance plans, accountable care organizations and managed care programs. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payers, and adequate payment for the resources used.
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
However, certain carriers, large and small, may have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Interbody Fusion (ILIF), Osteocel Plus, the PCM Cervical Disc System, cervical interbody implants, or other procedures or products we sell. We will continue to provide the appropriate resources to patients, surgeons, hospitals, and insurers in order to ensure optimum patient care and clarity regarding reimbursement and work to remove any and all non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.
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
Particularly in the United States where major healthcare reform provisions are scheduled, third-party payers must demonstrate they can improve quality and reduce costs and thus we see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence required for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out of pocket costs for medical coverage which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.
In addition, there is downward pressure on reimbursement for the IOM services provided by Impulse Monitoring. Significant coding changes for IOM services took effect in 2013. New Current Procedural Terminology (CPT) codes were introduced in 2013 that have led to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients were also subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring's ability to cover, bill and collect for cases performed.

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
Shareowners (our employees)
We refer to our employees as shareowners. As of December 31, 2013, we had 1,358 shareowners. In addition to our shareowners, we partner with exclusive independent sales agencies and independent distributors who sell our products in the United States and internationally. There are approximately 426 individuals associated with the exclusive independent sales agencies and independent distributors with whom we partner. None of our shareowners are represented by a labor union, and we believe our shareowner relations are good.
NuVasive Spine Foundation
The NuVasive Spine Foundation, formerly known as Cheetah Gives Back Foundation, is a non-profit organization that has common management with us. The NuVasive Spine Foundation is committed to providing life-changing spine surgery to individuals around the world who have limited access to medical treatment and to developing sustainable spine care programs and advancing spine surgery technology by providing surgeons to train and educate other surgeons in disadvantaged communities.
We are not required to make contributions to The NuVasive Spine Foundation, except for any committed pledged amounts. No pledged amounts were committed by us as of December 31, 2013.
Corporate Information
Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.
We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the Commission). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2013.
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
Acceptance of our products by spine surgeons depends on educating and training spine surgeons as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our minimally disruptive spine surgery products as compared to our competitors' products. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

•	lack of experience with minimally disruptive surgical products and procedures;

•	lack or perceived lack of evidence supporting additional patient benefits;

•	perceived liability risks generally associated with the use of new products and procedures;

•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;

•	increased competition in lateral procedural offerings;

•	lack of perceived differentiation among lateral procedures;

•	costs associated with the purchase of new products and equipment; and

•	the time commitment that may be required for training.
If we are not successful in convincing spine surgeons of the merit of our minimally disruptive surgical products, educating them on the use of our products and maintaining their support in the use of our minimally disruptive products, we will be unable to increase our sales and sustain our growth or profitability. Subsequently, if we fail to adequately and continually promote and market our products to spine surgeons or if spine surgeons adopt competing products into their practice, our sales could significantly decrease which could significantly impact our profitability and cash flow.
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
We believe that future reimbursement may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery or reduction in payment amounts to hospitals and surgeons for approved surgery and intraoperative monitoring, both in the United States and in international markets. Sales of our products and services will depend on the availability of adequate reimbursement from third-party payers. Future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products and services as healthcare providers, such as hospitals that purchase medical devices and services for treatment of their patients, generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices and services. Likewise, spine surgeons, neurophysiologists and their supervising physicians rely primarily on third-party reimbursement for the surgical or monitoring fees they earn. Spine surgeons are unlikely to use our products and services if they do not receive reimbursement adequate to cover the cost of their involvement in the surgical procedures.
Certain third-party payers have stated non-coverage decisions concerning our technologies and services and implementation of such policies could significantly alter our ability to sell our products.
There is downward pressure on reimbursement for the IOM services provided by Impulse Monitoring. Significant coding changes for IOM services took effect in 2013. New Current Procedural Terminology (CPT) codes were introduced in 2013 that have led to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients were also subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring's ability to cover, bill and collect for cases performed.
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
The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to our nerve monitoring systems and IOM services, we compete with Medtronic and VIASYS Healthcare, a division of CareFusion Corporation, both of which have significantly greater resources than we do, as well as numerous regional nerve monitoring companies. With respect to MaXcess®, our minimally disruptive surgical system, our largest competitors are Medtronic, DePuy/Synthes, Stryker Spine, Globus Medical, and Zimmer Spine. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products.
Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;

•	established relations with a greater number of spine surgeons, hospitals, other healthcare providers and third-party payers;

•	larger and more well established distribution networks with significant international presence;

•	products supported by long-term clinical data;

•	greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements;

•	more expansive portfolios of intellectual property rights and greater funds available to engage in legal action; and

•	greater financial assets, cash flow, capital markets access and other resources for product research and development, sales and marketing, and litigation.
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
PODs are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients at hospitals that agree to purchase from or through the POD, or that otherwise furnish ordering physicians with income that is based directly or indirectly on those orders of medical devices. We do not sell or distribute any of our products to PODs. However, the prevalence of PODs may reduce our market opportunities and may hamper our ability to grow or maintain revenues. In addition, we have seen increasingly aggressive competitive tactics focused on attracting customers away from us. To the extent these tactics are successful, our revenues may materially suffer.
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
With the acquisition of Impulse Monitoring in October 2011, we now sell IOM services that are unique from the sale of our biologics, lumbar, thoracic, cervical and motion preservation products and have applications outside of our core business of spinal surgery. Our IOM services involve neurophysiologists located in the operating room, working in partnership with supervising physicians who oversee and interpret neurophysiological data gathered via broadband transmission in real-time. Providing this service subjects us to malpractice exposure.
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
We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. For example, in 2012 and 2013, we experienced an increase in sales representatives leaving us. If any additional sales representatives were to leave us, our sales could be adversely affected. If sales representatives were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain sales representatives to work with us. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales.
Our 2004 Amended and Restated Equity Incentive Plan expired in February 2014 and the failure to approve a new equity plan could adversely affect the recruitment and retention of management and key personnel.
In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package that includes equity-based compensation. Our sole equity incentive plan, the 2004 Amended and Restated Equity Incentive Plan, as further amended, had a ten year term and expired in February 2014. We plan to approve a new equity incentive plan and plan to seek stockholder approval of the plan at our next Annual Stockholder Meeting in May 2014, but, until we are able to obtain stockholder approval of a new equity plan, we will not have a stockholder approved equity plan and are unable to issue equity awards to our employees (who we refer to as “shareowners”).
Our performance depends on attracting, motivating and retaining executive talent and other key shareowners. Specifically, our success depends in part on the continued services of many of our current shareowners including members of management and other key personnel. Competition for qualified personnel in our industry is significant. Without a stockholder approved equity plan, our recruitment and retention efforts may be adversely affected, and we may experience difficulty in implementing our business strategy.
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
Our reliance on single source suppliers and manufacturers could limit our ability to meet demand for our products in a timely manner or within our budget.
We rely on third-party suppliers and manufacturers to supply and manufacture a majority of our products. To be successful, our contract manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. If we are unable to obtain sufficient quantities of high quality components to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.

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
Manufacturing risks may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.
In May 2013, we acquired a spine implant manufacturer based in Dayton, Ohio and currently manufacture a portion of our products at this facility. As part of our business strategy, we intend to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our owned manufacturing facilities and those of our third party suppliers, such as:

•	defects in product components that we source from third-party suppliers;

•	failing to increase production of products to meet demand;

•	potential adverse effects on existing business relationships with current third-party suppliers as we expand our in-house manufacturing capabilities;

•	maintaining control over manufacturing expenses as production expands;

•	the inability to modify production lines to enable the efficient manufacture of new products or to quickly implement changes to current products in response to regulatory requirements; and

•	potential damage to or destruction of our, or our suppliers' manufacturing equipment or manufacturing facilities.
These risks may be exacerbated by our limited experience with in-house manufacturing processes and procedures. In addition, as we seek to expand our manufacturing capabilities, we will have to invest additional resources to hire and train employees and enhance our current production processes. If we fail to increase our manufacturing capacity efficiently, our profit margins will shrink, which will negatively affect our operating results.

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
On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of NuVasive's CoRoent XL implants and 8.25% on certain of NuVasive's MaXcess III retractors and related products. On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. We entered into an escrow arrangement in 2012 and transfered $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $21 million to date, and ongoing royalties, plus prejudgment interest, which represents a material reduction in our cash resources available for investment.
In August 2012, Medtronic filed additional patent claims against us alleging that various NuVasive spinal implants (including our CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic's MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion (“DLIF”) procedure infringe eight NuVasive patents. Trial on this phase of the litigation is currently scheduled to begin in December 2014.
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
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against us in the U.S. District Court for the Central District of California alleging trademark infringement and unfair competition. NMP sought cancellation of our “NeuroVision” trademark registrations, injunctive relief and damages based on NMP's common law use of the “Neurovision” mark. Trial of the matter took place in October 2010, and an unfavorable jury verdict was delivered against us relating to our use of the NeuroVision trade name in the amount of $60.0 million plus attorney fees and costs, as well as an injunction. We promptly appealed the verdict to the Ninth Circuit Court of Appeals. During the pendency of the appeal, we were required to escrow the amount of the judgment, plus interest. In September 2012, the Circuit Court reversed and vacated the District Court's judgment against us, and also reversed and vacated the injunction and the award of attorney fees and costs. The Circuit Court remanded the case for a new trial and instructed the District Court to assign the case to a different judge. In December 2012, the full $62.5 million was released from escrow and returned to us. A retrial on the matter is anticipated to begin in the District Court in Spring 2014.
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
Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents at all or not in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Moreover, competitors may challenge our issued patents through post-grant challenge procedures (domestically) and/or opposition proceedings (internationally). On March 16, 2012, the America Invents Act amended the post-grant challenge procedures in the U.S. to eliminate inter partes reexamination, maintain ex parte reexamination, and add inter partes review and supplemental examination. Both Medtronic and Globus filed inter partes reexamination requests (before March 16, 2012) against the patents we asserted against them. Those inter partes reexamination requests were granted and those proceedings are in progress. Medtronic filed multiple inter partes review petitions (after March 16, 2012) against the patents we asserted against them in phase 3. Those inter partes review petitions have not yet been decided. If the U.S. Patent Office ultimately cancels or narrows the claims in any of our patents through these proceedings, it could prevent or hinder us from being able to enforce them against competitors.
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
In addition, recently enacted changes to the U.S. patent laws, together with proposed changes to the rules of the U.S. Patent Office to comport with the newly enacted laws may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. Of significance in the newly enacted patent laws, the United States has shifted from a “first to invent” to a “first inventor to file” system, which went into effect on March 16, 2013. Consequently, the pool of prior art available to inhibit or limit our ability to obtain issued patents on the technology utilized in our products is expected to expand and the grace period for filing a patent application has been reduced in some ways. It is now possible for a situation to arise in which a competitor is able to obtain patent rights to technology which we invented first. Furthermore, the newly enacted patent laws have expanded the types of post grant challenges of issued patents and these proceedings may provide our competitors with additional opportunities to challenge the validity of our issued patents.
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
During the second quarter of 2013, we received a federal administrative subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We cannot control the pace or scope of any investigation, and responding to the subpoena requests and any investigation requires an allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have a material adverse effect on our results of operations, financial condition and liquidity.
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
Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA. If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products, which could have a material adverse effect on our financial results.
The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. Additionally, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA may not agree with any of our decisions regarding whether new clearances or approvals are necessary. More recently, in July 2012, President Obama signed into law the Food and Drug Administration Safety and Innovation Act, or FDASIA. Among other things, FDASIA includes several reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. One of these provisions obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA’s 1997 guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear.
Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.
Pursuant to FDA regulations, we can only market our products for cleared or approved uses. If the FDA determines that our promotional materials or training constitute promotion of an unapproved use, it could request that we modify our training or promotional materials, or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities. Additionally, surgeons use several of our products for unapproved uses. While surgeons are permitted by the FDA to use our products for unapproved uses, there is a heightened risk of an enforcement action against us by a governmental enforcement authority when surgeons engage in this practice.
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
We and our suppliers are required to comply with the FDA's quality system regulations, and other applicable standards and requirements, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA and other regulatory bodies enforce compliance with regulatory requirements and standards through periodic inspections. If we or one of our suppliers fail an inspection or if any corrective action plan is not sufficient, the release of our products could be delayed. We have undergone FDA and other regulatory body's inspections regarding our allograft business and FDA inspections regarding our medical device activities. In connection with these inspections as well as prior inspections, regulatory agencies have requested minor corrective actions, which we have implemented. There can be no assurance the FDA will not subject us to further enforcement action and the FDA and other regulatory agencies may impose additional inspections at any time.
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
For example, during the second quarter of 2013, we received a federal administrative subpoena from the OIG in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. Responding to the subpoena requests and investigation requires an allocation of resources, including management time and attention. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.
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
We have experienced rapid growth since our inception, and have increased our revenues from $38.4 million in 2004, the year of our initial public offering, to approximately $685.2 million in 2013. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.
Future deterioration or prolonged difficulty in worldwide economic conditions may adversely affect our liquidity and the liquidity of our customers.
As of December 31, 2013, we had approximately $326.1 million in cash, cash equivalents and investments in marketable securities. In May 2012, we entered into an escrow arrangement in connection with the Medtronic litigation and have transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during the pendency of our appeal of the judgment. This escrow arrangement has significantly reduced the liquidity available to run or grow our business. Additionally, as a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $21 million to date, and ongoing royalties.
We have historically invested our cash primarily in U.S. government sponsored entities and U.S. treasuries, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may exacerbate these risks and may affect the value of our current investments and restrict our ability to access the capital markets or even our own funds.
The liquidity of our customers and suppliers may also be affected by adverse global economic conditions. The economic crisis in 2008 and 2009 and the related worldwide financial industry turmoil caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. Although these conditions have improved, we continue to monitor the creditworthiness of our customers and suppliers. If our suppliers experience credit or liquidity problems, important sources of raw materials or manufactured goods may be affected. If our customers' liquidity and creditworthiness is negatively impacted by the condition of the economy, our ability to collect on our outstanding invoices and our collection cycles may be adversely affected.
The sale of our 2.75% Senior Convertible Notes due 2017 significantly increased our amount of long-term debt, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.
In June 2011, we issued $402.5 million aggregate principal amount of our 2.75% Senior Convertible Notes due in 2017 (the 2017 Notes). As a result of the sale of the 2017 Notes, we have a substantial amount of long-term debt. Our maintenance of such debt could adversely affect our financial condition and results of operations.
In addition, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2017 Notes and our Series A Preferred Stock that may be available for future sale and the sale of these shares may depress the market price of our common stock.

Our future effective tax rates could be affected by the allocation of our income among different geographic regions, which could affect our future operating results, financial condition and cash flows.
We are subject to various taxes in the United States and many foreign jurisdictions and states. Significant judgment is required to determine and estimate our worldwide tax liabilities. Our effective income tax rates have recently been and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by stock-based compensation and other non-deductible expenses, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

During 2013, we began work on a Globalization Initiative which became effective in January 2014. The initiative involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. We intend to continue to streamline our international operations to better align with and support our international business activities and markets through changes in how we develop, license and use our intangible property and how we structure our international procurement and customer service functions. We anticipate a negative impact to our effective tax rate over the next several years while achieving an overall reduction to our effective tax rate over the longer term. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or will operate or to which we are otherwise deemed to have sufficient tax presence will not challenge the tax benefits that we ultimately expect to realize as a result of implementing the new structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform the U.S. taxation of international business, could negatively impact the anticipated tax benefits of the proposed new structure. Any long term benefits to our tax rate will also depend on our ability to achieve our anticipated international growth projections and to operate our business in a manner consistent with the new structure. If we do not operate our business consistent with the new structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the new structure and our future operating results and financial condition may be negatively impacted. Finally, we may be subject in the future to examination of our income tax returns by the Internal Revenue Service and other taxing authorities which may result in the assessment of additional income taxes. Unanticipated outcomes of such potential examinations could have a material adverse effect on our financial condition or results of operations.
Risks Related to the Securities Markets and Ownership of Our Common Stock
We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.
The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, the closing price for our stock on the last day of the past four quarters was: $32.33 on December 31, 2013, $24.49 on September 30, 2013, $24.79 on June 30, 2013 and $21.31 on March 31, 2013. Fluctuation in the stock price may occur due to many factors, including:

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
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•	provide for a classified board of directors, with each director serving a staggered three-year term;

•	provide that our stockholders may remove our directors only for cause;

•	prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•	prohibit our stockholders from making certain changes to our certificate of incorporation or bylaws except with 66 2/3% stockholder approval; and

•	require advance written notice of stockholder proposals and director nominations.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2013, we operated the following facilities:

Description of Use	Square Footage	Location	Lease Term
Corporate office and training facilities (1)	145,765	San Diego, CA	From 2008 to 2023
Corporate office facilities	62,367	San Diego, CA	From 2012 to 2014
Fulfillment and warehouse operations	100,000	Memphis, TN	Owned
Office and training facilities	63,761	Paramus, NJ	From 2010 to 2020
Office facilities	10,579	Columbia, MD	From 2006 to 2017
Manufacturing facilities	36,060	Dayton, OH	From 2013 to 2017
Office facilities	800	Las Vegas, NV	From 2013 to 2014
Office facilities	2,073	Puerto Rico	From 2011 to 2018
Office facilities	7,210	UK	From 2013 to 2023
Office facilities	5,191	Japan	From 2013 to 2015
Office facilities	4,456	Singapore	From 2011 to 2014
Office facilities	8,588	Australia	From 2009 to 2015
Office facilities and warehouse	7,383	Germany	From 2009 to 2015
Office facilities	1,076	Italy	From 2012 to 2019
Office facilities	1,851	Malaysia	From 2011 to 2014
Office facilities	753	Spain	From 2013 to 2018

(1)	Our corporate headquarters.

Item 3.	Legal Proceedings.
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
NuVasive counterclaimed alleging that NuVasive’s U.S. Patent Nos. 7,207,949; 7,582,058; and 7,470,236 are infringed by Medtronic’s NIM-Eclipse System and accessories and Quadrant products, and DLIF (Direct Lateral Interbody Fusion) surgical technique.
Given the number of patents asserted in the litigation, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the District Court, delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the 2011 verdict). Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, and on June 11, 2013, the District Court ruled on the ongoing royalty rates (the June 2013 ruling). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, the Company entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's December 31, 2013 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict. Upon receiving the District Court ruling in June 2013, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $21 million to date, and ongoing royalties. NuVasive is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest, may still be awarded, and at December 31, 2013, the Company cannot estimate a range of additional potential loss.
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
In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430 (the '430 patent), that NuVasive's Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146, and that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997 (the '997 patent). The case was later transferred to the Southern District of California, and on March 7, 2013, NuVasive counterclaimed to allege infringement by Medtronic of U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On June 27, 2013, NuVasive filed an inter partes review petition with the U.S. Patent Office challenging U.S. Patent No. 8,444,696 (the '696 Patent) which issued to Medtronic on May 21, 2013. On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of the '696 Patent. The District Court has yet to determine which patents are to be tried in this phase of the case, and a trial readiness conference is scheduled for November 2014. Trial on this third phase of the case is currently scheduled to begin in December 2014. At December 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's “NeuroVision” trademark registrations, injunctive relief and damages based on NMP's common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP's complaint. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment and on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge and re-trial of the matter is currently scheduled to begin in the District Court in Spring 2014. During pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million to secure the amount of judgment, plus interest, attorney's fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. At December 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed by Danny Popov in the U.S. District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. The Company intends to vigorously defend against this action. At December 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss.

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

	High	Low
2012:
First Quarter	$17.89	$11.25
Second Quarter	25.37	15.36
Third Quarter	25.99	19.44
Fourth Quarter	23.81	12.35
2013:
First Quarter	$21.46	$15.70
Second Quarter	24.90	19.74
Third Quarter	27.20	22.44
Fourth Quarter	33.91	23.83
We had approximately 109 stockholders of record as of January 31, 2014. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
During the fourth quarter of 2013, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.
Equity Compensation Plan Information
The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders	9,126,033	(1)	$30.75	2,875,473	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	9,126,033		$30.75	2,875,473

(1) Consists of shares subject to outstanding options and restricted stock units under our 1998 Stock Option/Stock Issuance Plan and our 2004 Equity Incentive Plan.

(2)
Consists of shares available for future issuance under our 2004 Equity Incentive Plan and 2004 Employee Stock Purchase Plan. As of December 31, 2013, an aggregate of 1,286,075 shares of common stock were available for issuance under the 2004 Equity Incentive Plan and 1,589,398 shares of common stock were available for issuance under the 2004 Employee Stock Purchase Plan. The 2004 Equity Incentive Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2014, subject to certain limitations, by a number of shares equal to the least of: (1) 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, (2) 4,000,000 shares, or (3) a number of shares set by our Board. The 2004 Employee Stock Purchase Plan contains a provision for an automatic increase in the number of shares available for grant each January until and including January 1, 2014, subject to certain limitations, by a number of shares equal to the least of: (1) 1% of the number of shares of our common stock outstanding on that date, (2) 600,000 shares, or (3) a lesser number of shares determined by our Board.

PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index over the five year period ending December 31, 2013. The graph assumes that $100 was invested on December 31, 2008 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG NUVASIVE, INC.,
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$300
$250
$200
$150
$100
$50
$0
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
NuVasive, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data.
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2013(1)	2012(1)	2011(1)	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$685,173	$620,255	$540,506	$478,237	$370,340
Gross profit	504,689	466,846	428,395	393,098	309,230
Consolidated net income (loss)	6,985	2,442	(71,021)	76,533	4,437
Net income (loss) attributable to NuVasive, Inc.	7,902	3,144	(69,849)	78,285	5,808
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.18	$0.07	$(1.73)	$1.99	$0.16
Diluted	$0.17	$0.07	$(1.73)	$1.85	$0.15
	December 31,
	2013(1)	2012(1)	2011(1)	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$326,103	$346,116	$342,223	$229,690	$204,660
Working capital	418,856	349,474	384,457	262,795	262,355
Total assets	1,179,568	1,163,785	1,123,562	802,029	652,820
Senior Convertible Notes, net of current portion	346,060	332,404	394,019	230,000	230,000
Litigation liability	93,700	101,200	—	—	—
Other long-term liabilities	17,778	18,328	17,413	16,821	58,222
Noncontrolling interests (2)	—	10,003	10,705	11,877	13,629
Total equity	604,878	537,575	494,045	434,355	296,222

(1)	Consolidated statement of operations and balance sheet data for the years ended December 31, 2013, 2012 and 2011 include Impulse Monitoring from October 7, 2011, the date of acquisition.

(2)
On June 13, 2013, the noncontrolling interest in Progentix Orthobiology, B.V. became non-redeemable and therefore was reclassified out of mezzanine equity to its own component of total equity within the Company's consolidated balance sheet.

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
Overview
We are a medical device company focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.7 billion globally in 2014. Our principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings used to aid the spinal fusion or bone healing process include allograft (donated human tissue), Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, FormaGraft®, a collagen synthetic product, and AttraX®, a synthetic bone graft material, currently available commercially only in select markets outside of the United States. Our subsidiary, Impulse Monitoring, Inc. (Impulse Monitoring) provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.
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
At various times in the past, certain insurance providers have adopted policies of not pre-authorizing and/or providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and the North American Spine Society (NASS) who, in turn, have worked with these insurance providers in an effort to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, the majority of insurance companies provide reimbursement for XLIF procedures. However, certain carriers, large and small, may have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Interbody Fusion (ILIF), Osteocel Plus, the PCM® Cervical Disc System, Cervical interbody implants, or other procedures or products we sell. We cannot offer definitive time frames or final outcomes regarding reversal of the limiting-coverage policies, as the process is dictated by the third-party payers. To date, once pre-authorization has been received, we have not experienced significant lack of payment for our procedures based on these policies.
In addition, there is a downward pressure on reimbursement for IOM services such as those provided by our subsidiary Impulse Monitoring. Significant coding changes for IOM services took effect in 2013. New Current Procedural Terminology (CPT) codes were introduced that have led to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients were also subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring's ability to cover, bill and collect for cases performed. Private payers may also elect to adopt these coding changes.
In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine. Our cervical product offerings now provide a full set of solutions for cervical fusion surgery, including both allograft tissue and CoRoent® implants, as well as cervical plating and posterior fixation products. In the fourth quarter of 2012, we received U.S. Food and Drug Administration (FDA) approval of the PCM device, a motion preserving total disc replacement device, which further strengthens our cervical product offerings and enables us to continue our trend of increasing our market share.
Revenues.    To date, the majority of our revenues have been derived from the sale of implants, biologics and disposables, and we expect this trend to continue for the foreseeable future. We generally loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we place our proprietary software-driven nerve monitoring systems, MaXcess® and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for implants or disposables used upon receiving acknowledgement of a purchase order from the hospital indicating product use or implantation. In addition, we sell an immaterial number of MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems. To date, we have derived less than 5% of our total revenues from these sales.
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
Sales and Marketing.    The majority of our operations are located in the United States and the majority of our sales through 2013 have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agencies and directly-employed sales shareowners; both selling only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channels. We are continuing our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.
During the second quarter of 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We are working with the OIG to understand the scope of the subpoena and to provide the requested documents. We intend to fully cooperate with the OIG's request and will provide periodic updates as information becomes available. Responding to the subpoena requires Management's attention and results in significant legal expense. Any adverse findings related to this investigation could result in significant financial penalties against the Company.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of financial instruments, goodwill, intangibles, property and equipment, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.
We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition.    In accordance with the Securities and Exchange Commission's guidance, we recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is generally recognized upon acknowledgement of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from the sale of our instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
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
As more fully discussed in Note 1 to the consolidated financial statements included in this Annual Report, in June 2011, in connection with the offering of the 2.75% Convertible Senior Notes due 2017 (the 2017 Notes), we entered into convertible note hedge transactions, and recorded an embedded conversion derivative liability and derivative asset. The fair values of these derivatives were determined using an option pricing model based on unobservable inputs and were classified within Level 3. The significant inputs to the model included our stock price, risk free interest rate, bond yield, credit rating, and expected volatility of our stock price. On September 28, 2011, upon obtaining stockholder approval to increase the number of authorized shares of our common stock, in accordance with authoritative literature, the derivative asset and liability were marked to fair value and reclassified to stockholders’ equity.
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
Valuation of Goodwill and Intangible Assets.    Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. Our intangible assets are comprised primarily of purchased technology, in-process research and development, customer relationships, manufacturing know-how and trade secrets, and trade name and trademarks. We make significant judgments in relation to the valuation of goodwill and intangible assets resulting from business combinations and asset acquisitions.
The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill and IPR&D are not amortized. The value and useful lives assigned to other purchased intangible assets impact future amortization.
Authoritative guidance requires that goodwill and intangible assets with indefinite lives be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill, we estimate the value of our primary reporting unit using our market capitalization as the best evidence of fair value. For other reporting units, we estimate the fair value using the income approach valuation methodology based on discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. During 2013, consistent with the continued integration of Impulse Monitoring into our core business, discrete financial information for Impulse Monitoring is no longer available which resulted in the combination of the former Impulse Monitoring reporting unit into our primary reporting unit. As such, in 2013, we had two reporting units; the Progentix reporting unit and the remainder of the Company. During the years ended December 31, 2013 and 2011, we did not record any impairment charges related to goodwill. During the fourth quarter of 2012, we updated our discounted cash flow valuation model for Impulse Monitoring and based on Management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of the then Impulse Monitoring's reporting unit at the time was less than its carrying value. Management's estimates of revenues and related cash flows reflected the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. In accordance with the authoritative guidance, as of December 31, 2012, we recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
Additionally, during the years ended December 31, 2012 and 2011, we recorded an impairment charge of $1.4 million and $17.6 million, respectively, related to the IPR&D recorded for the PCM® device acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in Management’s revenue estimate and the related decrease to the estimated cash flows for this device. The PCM device received U.S. FDA approval in late 2012.
We evaluate our intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets consist of purchased technology, trademarks and trade names, customer relationships and agreements, manufacturing know-how and other intangibles and are amortized on a straight-line basis over their estimated useful lives of one to 17 years. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we make an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, we reduce the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period. During the year ended December 31, 2011, we recorded an impairment charge of $0.6 million related to developed technology acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in Management’s revenue estimate and the related decrease to the estimated cash flows for this device.
Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
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

The fair value of performance-based restricted stock units (PRSUs) that have pre-defined Company-specific performance criteria is determined based on the stock price at the date of grant. We recognize the stock-based compensation expense on PRSUs granted based on the probability of achieving the specified performance criteria, as defined in the Performance Award agreements. Expense is recognized using the accelerated method over the remaining recognition period based on these probabilities. Due to the nature of the performance goals, assessing the probability of achieving those goals is a highly subjective process that requires judgment. Additionally, certain of our PRSUs are earned based on the achievement of pre-defined market conditions. The fair value of PRSUs with market conditions is estimated on the date of grant using a Monte Carlo valuation model and key assumptions are expected volatility and the risk free interest rate. We collectively refer to PRSUs with both Company-specific performance criteria and pre-defined market conditions as Performance Awards.
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
Accounting for Income Taxes.    Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting.
At December 31, 2013, as a result of three years of cumulative profits and projected future taxable income, we determined that it was more likely than not that most of our foreign deferred tax assets would be realized and, accordingly, we reversed a valuation allowance totaling approximately $2.2 million that was recorded against these deferred tax assets.
As a result of the litigation award accrual totaling $101.2 million recorded in the third quarter of 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U.S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of December 31, 2013 or 2012.
Based on this same evidence and consideration of the state of California’s past suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. Accordingly, the income tax benefit reported for the year ended December 31, 2011, includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance. A full valuation allowance on our California deferred tax assets continues to exist as of December 31, 2013.
We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.
Legal Proceedings.    We are involved in a number of legal actions arising out of the normal course of our business. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, we disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in our financial statements if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 11 to the consolidated financial statements included in this Annual Report. While it is not possible to predict the outcome for the matters discussed in Note 11 to the consolidated financial statements, we believe it is possible that costs associated with them could have a material adverse impact on our consolidated earnings, financial position or cash flows.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our consolidated financial statements and notes thereto included in this report, which contain accounting policies and other disclosures required by GAAP.
Results of Operations
Revenue

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Spine Surgery Products	$530,370	$471,186	$430,970
Biologics	115,633	110,179	99,759
Monitoring Service	39,170	38,890	9,777
Total revenue	$685,173	$620,255	$540,506	$64,918	10%	$79,749	15%
Our Spine Surgery Product line offerings, which include products for the thoracolumbar spine, the cervical spine, and a set of motion preservation product offerings, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our Biologic product line offerings include allograft (donated human tissue), FormaGraft, a collagen synthetic product, Osteocel Plus, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX, a synthetic bone graft material currently available commercially only in select markets outside of the U.S., all used to aid the spinal fusion process. Our Monitoring Service line offering includes hospital-based revenues and net patient service revenues related to IOM services performed.
The continued adoption of minimally invasive procedures for spine has led to the expansion of our innovative procedures. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and our newer international markets as our sales force executes on our strategy of selling the full mix of our products. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the proliferation of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2014 will come primarily from market share gains in the shift toward less invasive spinal surgery and international growth. We expect monitoring service revenue from IOM services to be slightly down relative to the current year.
Our total revenues increased $64.9 million in 2013 compared to 2012 and $79.7 million in 2012 compared to 2011, representing total revenue growth of 10% and 15%, respectively. To date, foreign currency fluctuations have not materially impacted our revenues.
Revenue from our Spine Surgery Products increased $59.2 million, or 13%, in 2013 compared to 2012 and $40.2 million, or 9%, in 2012 compared to 2011. These increases resulted from increases in volume of approximately 15% and 11% for the years ended December 31, 2013 and 2012 respectively, compared to the prior periods, offset by small unfavorable changes in price of approximately 2% and 1%, respectively, for the same periods.
Revenue from Biologics increased $5.5 million, or 5%, in 2013 compared to 2012, and $10.4 million, or 10%, in 2012 compared to 2011. These increases resulted from increases in volume of approximately 6% and 11% for the years ended December 31, 2013 and 2012, respectively, compared to the prior periods, offset by small unfavorable changes in price of approximately 1% for the same periods.
Revenue from Monitoring Services increased $0.3 million in 2013 compared to 2012. This increase resulted primarily from increases in volume offset by unfavorable changes in reimbursement rates during the year ended December 31, 2013 compared to 2012. During the year ended December 31, 2012, revenue from Monitoring Services increased $29.1 million compared to 2011 as a result of the acquisition of Impulse Monitoring in October of 2011.

Cost of Goods Sold, excluding amortization of purchased technology

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of Goods Sold	$180,484	$153,409	$112,111	$27,075	18%	$41,298	37%
% of total revenue	26%	25%	21%
Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM services, which includes personnel and physician oversight costs.
Cost of goods sold as a percentage of revenue increased during the year ended December 31, 2013 compared to 2012. The increase was a result of both the medical device excise tax effective January 1, 2013 of approximately 1% and the June 2013 ruling related to the Medtronic litigation that determined the ongoing royalty rates and resulted in the recording of a charge of approximately $7.9 million in the second quarter of 2013. This charge accounts for the difference in using the royalty rates stated in the September 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013 (see Note 11 to the Consolidated Financial Statements included in this Annual Report). Cost of goods sold as a percentage of revenue increased in 2012 over 2011 primarily related to higher costs as a percentage of revenue with monitoring service revenues of approximately 2% and estimated royalty expense accruals associated with the judgment in the Medtronic litigation of approximately 1%.
On a long term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.
Operating Expenses
Sales, Marketing and Administrative

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Sales, Marketing and Administrative	$420,064	$372,416	$349,052	$47,648	13%	$23,364	7%
% of total revenue	61%	60%	65%
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
As a percentage of revenue, sales, marketing and administrative expenses increased in 2013 compared to 2012, primarily as a result of our continued investment in our international operations. As a percentage of revenue, sales, marketing and administrative expenses decreased in 2012 compared to 2011, primarily as a result of the acquisition of Impulse Monitoring, which has a lower sales, marketing and administrative expense profile than the rest of NuVasive, as well as lower stock-based compensation expense and lower legal expenses incurred in connection with the Medtronic litigation.
Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount, distribution and customer support headcount, and shipping, increased $19 million in 2013 compared to 2012. This increase is primarily a result of our continued investment in our international markets, our revenue growth during the year ended December 31, 2013 compared to 2012, and increases in freight expenses. These costs increased $22.2 million in 2012 compared to 2011, which is less than our increased revenue growth in 2012 compared to the prior year due to the addition of Impulse Monitoring.
We continue to make significant investments in our Japanese operations. This investment, along with depreciation expense associated with certain system software investments, increased $8.0 million and $4.0 million in 2013 and 2012, respectively, compared to the prior year.
Compensation and other shareowner related expenses for our marketing and administrative support functions increased $6.7 million in 2013 compared to 2012. This increase is primarily the result of an increase in headcount as well as computer-related expenses. Compensation and other shareowner related expenses for our marketing and administrative support functions increased

$8.3 million in 2012 compared to 2011. This increase is primarily the result of additions to our headcount and an increase in performance-based compensation.
Stock-based compensation increased $7.3 million in 2013 compared to 2012. This increase is primarily attributed to the increase in compensation expense related to market-based performance awards, as well as the increase in our average stock price for 2013 compared to 2012. Stock-based compensation decreased $5.5 million in 2012 as compared to 2011, primarily related to a decrease in our average stock price for 2012 compared to 2011, as well as the timing of annual grants in the current year as compared to the prior year.
Legal expenses increased $7.8 million in 2013 compared to 2012. Legal expenses incurred in connection with the Medtronic litigation and the OIG subpoena received in the second quarter of 2013, increased $6.1 million in 2013 compared to 2012. In addition, legal expenses incurred in connection with other matters increased by $2.9 million in 2013 compared to 2012. These increases are offset by the reimbursement of $1.2 million related to legal expenses in connection with the settlement of several lawsuits related to a competitor during the third quarter of 2013. Legal expenses decreased $3.2 million in 2012 compared to 2011. Legal expenses incurred in connection with the Medtronic litigation decreased $4.6 million in 2012 as compared to 2011, offset by a $1.4 million increase in legal expenses incurred in connection with other matters.
On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately.
Research and Development

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Research and Development	$32,209	$35,296	$38,408	$(3,087)	(9)%	$(3,112)	(8)%
% of total revenue	5%	6%	7%
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
Expenses incurred in connection with clinical trials, various studies, and ongoing development projects, including outside professional services, decreased approximately $1.0 million in 2013 compared to 2012 as a result of the completion of enrollment in a clinical trial and ongoing study related activities. Expenses incurred in connection with clinical trials and various studies decreased approximately $2.4 million in 2012 compared to 2011, primarily as a result of the completion of enrollment in a clinical trial and the completion of certain studies.
Research and development facilities expenses and compensation and other shareowner related expenses, including performance-based and stock-based compensation, decreased $4.0 million in 2013 compared to 2012 due to a decrease in headcount and shareowner related expenses. Research and development facilities expenses and compensation and other shareowner related expenses, including performance-based compensation, decreased $0.5 million in 2012 compared to 2011 primarily due to compensation-related savings, including a shift of expenses out of shareowner compensation and into outside consulting expenses.
Expenses incurred related to the acquisition of research and development intangible assets charged to expense in accordance with the authoritative accounting guidance increased $2.1 million in 2013 compared to 2012 and remained materially consistent in 2012 compared with 2011.
Over the next two years, we expect total research and development costs as a percentage of revenue to increase moderately.

Amortization of Intangible Assets

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Amortization of Intangible Assets	$19,326	$12,430	$6,609	$6,896	55%	$5,821	88%
% of total revenue	3%	2%	1%
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased $6.9 million in 2013 compared to 2012, primarily due to the acquisition of intangible assets acquired in 2013, and additional expense resulting from the approval of the PCM Cervical Disc System that occurred during the fourth quarter of 2012. Amortization expense increased $5.8 million in 2012 compared with 2011, primarily due to the acquisition of Impulse Monitoring in October 2011.
In 2014, we expect amortization of intangible assets expenses as a percentage of revenue to moderately decrease.
Impairment of Goodwill and Intangible Assets

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Impairment of Goodwill and Intangible Assets	$—	$9,700	$18,167	$(9,700)	(100)%	$(8,467)	(47)%
% of total revenue	—%	2%	3%
During the years ending December 31, 2012 and 2011, we recorded $1.4 million and $18.2 million, respectively, of impairment charges related to intangible assets acquired from Cervitech in 2009. Additionally, during the year ended December 31, 2012, we recorded $8.3 million of impairment charges related to Impulse Monitoring's goodwill.
Litigation Award

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Litigation Award	$—	$—	$101,200	$—	—%	$(101,200)	100%
% of total revenue	—%	—%	19%
Litigation award expenses represent the monetary damages awarded to Medtronic during September 2011.

Interest and Other Expense, Net

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest income	$755	$915	$832
Interest expense	(27,178)	(27,710)	(17,933)
Other income, net	3,101	1,047	2,078
Total interest and other expense, net	$(23,322)	$(25,748)	$(15,023)	$2,426	9%	$(10,725)	71%
% of total revenue	(3)%	(4)%	(3)%
Interest and other expense, net, consists principally of interest expense incurred on our outstanding $402.5 million Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. Interest and other expense, net, decreased $2.4 million in 2013 and increased $10.7 million in 2012 primarily driven by changes in interest expense and other income, net, as compared to prior years. Interest expense decreased $0.5 million in 2013 as a result of the maturity of the 2013 Senior Convertible Notes on March 15, 2013. In 2012, interest expense increased $9.8 million as a result of the additional cash and non-cash interest expense associated with the 2017 Notes offering which closed in June 2011, slightly offset by reduced interest expense incurred from the repurchase of the 2013 Notes during 2011.
Other income, net, increased $2.1 million in 2013, primarily due to the recognition of other income of approximately $2.8 million in connection with the settlement of several lawsuits with a competitor during the year ended December 31, 2013. In 2012, other income, net, decreased $1.0 million, primarily as a result of the $2.4 million net non-cash gain recorded during 2011 related to the changes in the fair values of the derivative asset and liability recorded in connection with the 2017 Notes offering, slightly offset by a foreign currency gain of $0.9 million in 2012 and a foreign currency loss of $0.7 million in 2011.
Interest and other expense, net, as a percentage of revenue, is expected to increase slightly in 2014.
Income Tax Expense (Benefit)

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income Tax Expense (Benefit)	$2,783	$8,814	$(29,043)	$(6,031)	(68)%	$37,857	(130)%
Effective income tax (Benefit) rate	28%	78%	(29)%
The effective income tax expense rate for 2013 was 28% compared to 78% in 2012. The effective tax rate for 2013 reflects federal, foreign and state income taxes, net of federal benefit, offset by the reversal of valuation allowances on foreign deferred tax assets of approximately $2.2 million. At December 31, 2013, as a result of three years of cumulative profits and projected future taxable income, we determined that it was more likely than not that most of our foreign deferred tax assets would be realized and, accordingly, we reversed a valuation allowance totaling approximately $2.2 million that was recorded against these deferred tax assets. Excluding the impact of the reversal of the valuation allowances, the effective income tax rate for 2013 would have differed from the U.S. federal statutory rate of 35% due to foreign taxes, state income taxes, net of federal benefit, and non-deductible stock based compensation.
In January 2013, the American Taxpayer Relief Act of 2012 was signed into law in the U.S. This legislation includes the temporary extension of several expired business tax incentives retroactively to calendar year 2012 and prospectively through calendar year 2013. Among the expired tax provisions was the research and development tax credit. The effects of the change in the tax law were recognized in our first quarter of 2013, the quarter during which the law was enacted. Had the legislation been enacted during 2012, our income tax expense in 2012 would have been reduced by approximately $0.8 million for the year ended December 31, 2012. Because of the timing of enactment, we effectively benefited from two years’ worth of research and development credits in 2013 for a total benefit to tax expense in 2013 of approximately $1.7 million.
The effective income tax expense rate for 2012 of 78% reflects the impact of the non-deductible goodwill impairment charge of $8.3 million. Excluding the impact of the non-deductible goodwill impairment charge, the effective tax rate for 2012 would have differed from the U.S. federal statutory rate of 35% due primarily to state income taxes, net of federal benefit, and nondeductible stock award compensation.
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
Based on this same evidence and consideration of the state of California’s past suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. Accordingly, the income tax benefit reported for 2011 includes income tax expense totaling $4.8 million in connection with the establishment of this valuation allowance. A full valuation allowance on our California deferred tax assets continues to exist at December 31, 2013.
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
We expect our future effective income tax rate to exceed the U.S federal and statutory income tax rates due to various factors, including non-deductible expenses, state income taxes, net of federal benefits, and the impacts of the beginning implementation of our planned Globalization Initiative during 2013 which became effective in January 2014. The initiative involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. We intend to continue to streamline our international operations over time, including procurement, logistics and customer service functions, with the expectation of achieving overall operational efficiencies, including asset utilization, cost and expense savings, and standardization and compliance benefits.

Stock-Based Compensation
The compensation expense that has been included in the statement of operations for all stock-based compensation arrangements was as follows:

	Year Ended December 31,			2012 to 2013		2011 to 2012
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Stock-Based Compensation
Sales, Marketing & Administrative	$31,425	$24,096	$29,583
Research & Development	1,649	2,138	2,487
Cost of Goods Sold	166	78	—
Total Stock-Based Compensation	$33,240	$26,312	$32,070	$6,928	26%	$(5,758)	(18)%
% of total revenue	5%	4%	6%

Stock-based compensation related to stock awards is recognized and amortized on an accelerated basis in accordance with authoritative guidance. Stock-based compensation increased $6.9 million in 2013 compared to 2012. This increase is primarily attributed to the increase in compensation expense related to market-based performance awards, as well as the increase in our average stock price for 2013 compared to 2012. The decrease in stock-based compensation of approximately $5.8 million in 2012 as compared to 2011 primarily related to a decrease in our average stock price for 2012 compared to 2011, as well as the timing of annual grants in the current year as compared to the prior year.
As of December 31, 2013, there was approximately $0.6 million, $16.1 million and $4.7 million of unrecognized compensation expense for stock options, RSUs and Performance Awards, respectively, which is expected to be recognized over a weighted-average period of approximately 0.7 years, 2.8 years and 1.1 years, respectively. In addition, as of December 31, 2013, there was $3.3 million of unrecognized compensation expense for shares expected to be issued under the Employee Stock Purchase Plan which is expected to be recognized through October 2015.
Business Combinations and Asset Acquisitions
Acquisition of Impulse Monitoring, Inc. In October 2011, we completed the purchase of all of the outstanding shares of Impulse Monitoring pursuant to an Agreement and Plan of Merger dated September 28, 2011 for the aggregate purchase price of approximately $80.9 million, consisting of cash totaling approximately $41.7 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of Impulse Monitoring. Impulse Monitoring provides IOM services for insight into the nervous system during spine and other surgeries. The acquisition complemented the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF procedure more safe and reproducible. The Company allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values as of the closing date. The excess of the purchase price over the aggregate fair values of approximately $57.7 million was recorded as goodwill. During the fourth quarter of 2012, we updated our discounted cash flow valuation model for Impulse Monitoring and based on Management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of the then Impulse Monitoring reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflect the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. In accordance with the authoritative guidance, we recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
Investment in Progentix Orthobiology, B.V.    On January 13, 2009, we completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology, B.V., a company organized under the laws of the Netherlands (Progentix), from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). NuVasive, Progentix and the Progentix Shareholders also entered into an Option Purchase Agreement, as amended (the Option Agreement), whereby NuVasive was obligated under certain circumstances, and had the option under other circumstances, to purchase the remaining sixty percent (60%) of capital stock of Progentix (Remaining Shares) from its shareholders for an amount up to $35 million, subject to certain reductions. The Option Agreement expired unexercised on June 13, 2013. Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from us to fund ongoing clinical and regulatory efforts (the Loan). At December 31,

2013, we had advanced Progentix the full $5.0 million in accordance with the loan agreement. The Loan accrues interest at a rate of six percent (6%) per year. We also entered into a Distribution Agreement, as amended, with Progentix, whereby Progentix appointed us as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless terminated earlier in accordance with its terms.
In accordance with authoritative guidance issued by the FASB, we determined that Progentix is a variable interest entity and that we are the primary beneficiary. Accordingly, the financial position and results of operations of Progentix have been included in the consolidated financial statements from the date of the Initial Investment. The equity interests in Progentix not owned by us are reported as noncontrolling interests on our consolidated balance sheet. Losses incurred by Progentix are charged to us and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between us, Progentix and the Progentix Shareholders are not considered to be freestanding financial instruments as defined by authoritative guidance. Therefore, the Remaining Shares and the Option Agreement were accounted for as a combined unit in the consolidated financial statements as a redeemable noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity. Upon the expiration of the Option Agreement on June 13, 2013, the noncontrolling interest was no longer redeemable and therefore, pursuant to the authoritative guidance, the noncontrolling interest was reclassified out of mezzanine equity to its own component of total equity within the Company's consolidated balance sheet.
Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financing issued in June 2011.
In March 2008, we issued $230.0 million principal amount of 2.25% Senior Convertible Notes due 2013 (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. During the year ended December 31, 2011, the Company repurchased, in privately negotiated transactions, approximately $155.7 million in principal of its 2013 Notes. The remaining balance of the 2013 Notes matured on March 15, 2013 and accordingly, during the first quarter of 2013, the Company repaid the remaining outstanding principal amount of $74.3 million in cash.
In June 2011, we issued $402.5 million principal amount of the 2.75% Convertible Senior Notes due 2017 (the 2017 Notes). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes semiannually on January 1 and July 1 of each year. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, solely at our election.
In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our December 31, 2013 consolidated balance sheet. Further, as a result of the June 2013 District Court ruling on the ongoing royalty rates, we will be required to escrow additional funds to secure accrued royalties, estimated at $21 million to date, and ongoing royalties.
Cash, cash equivalents and marketable securities was $326.1 million and $346.1 million at December 31, 2013 and 2012, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, and the outcome of current and future litigation. At December 31, 2013, we have cash and investments totaling $119.2 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.
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

Cash Flows
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011	$ Change	$ Change
Cash provided by operating activities	$97,439	$130,082	$62,965	$(32,643)	$67,117
Cash used in investing activities	(64,570)	(147,894)	(201,724)	83,324	53,830
Cash (used in) provided by financing activities	(52,482)	(22,556)	209,879	(29,926)	(232,435)
Effect of exchange rate changes on cash	(861)	175	(225)	(1,036)	400
(Decrease) increase in cash and cash equivalents	$(20,474)	$(40,193)	$70,895	$19,719	$(111,088)
Cash flows from operating activities
Cash provided by operating activities was $97.4 million in 2013, compared to $130.1 million in 2012. The $32.6 million decrease in cash provided by operating activities in 2013 as compared to 2012 is due to a small increase in days sales outstanding which affects our accounts receivable balance and is consistent with our international growth, an increase in amounts paid for other current assets, driven primarily by a refund of $11.2 million received in the first quarter of 2012 relating to an overpayment at December 31, 2011, and increased investments in inventory. These decreases in cash flows from operating activities were offset by increases in accounts payable and accrued liabilities primarily related to an increase in royalty accruals. Cash provided by operating activities was $130.1 million in 2012, compared to $63.0 million in 2011. The $67.1 million increase in cash provided by operating activities in 2012 as compared to 2011 is primarily due to an increase in net income, adjusted for noncash items, a decrease in amounts paid for other current assets, including a refund of $11.2 million relating to an overpayment at December 31, 2011, increased collections on outstanding accounts receivable and other working capital management initiatives related to accounts payable, inventories and accrued liabilities.
Cash flows used in investing activities
Cash used in investing activities was $64.6 million in 2013, compared to $147.9 million in 2012. The $83.3 million decrease in cash used in investing activities in 2013 as compared to 2012 is primarily due to a net decrease in purchases of marketable securities, including restricted investments, offset by slight increases in purchases of property and equipment and cash paid for business and asset acquisitions. Cash used in investing activities was $147.9 million in 2012, compared to $201.7 million in 2011. The $53.8 million decrease in cash used in investing activities in 2012 as compared to 2011 is primarily due to a decrease in cash paid for business and asset acquisitions, a decrease in purchases of property, plant and equipment, and a decrease in investment activity in marketable securities and restricted investments.
Cash flows from financing activities
Cash used in financing activities was $52.5 million in 2013, compared to $22.6 million in 2012. The $29.9 million increase in cash used in financing activities is primarily due the repayment of the 2013 Senior Convertible Notes of $74.3 million, offset by a decrease in cash paid for contingent consideration of $29.7 million. Cash used in financing activities was $22.6 million in 2012, compared to cash provided by financing activities of $209.9 million in 2011. The $232.4 million decrease in cash provided by financing activities in 2012 as compared to 2011 is primarily due to net proceeds totaling approximately $205.0 million from the convertible debt financing activity which occurred in 2011, and an increase in 2012 in cash paid for contingent consideration of $29.7 million.
Contractual Obligations and Commitments
Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our 2017 Notes, operating leases and other contractual obligations. The following summarizes our long-term contractual obligations and commitments as of December 31, 2013 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
2017 Notes(1)	$441,254	$11,083	$22,167	$408,004	$—
Operating leases	75,234	8,668	16,627	16,241	33,698
Capital leases	853	580	273	—	—
Royalty obligations	600	120	240	240	—
Clinical advisory agreements	358	72	143	143	—
Total	$518,299	$20,523	$39,450	$424,628	$33,698

(1)	See Note 6 to the consolidated financial statements included in this Annual Report for further discussion of the terms of the 2017 Notes.
The following obligations and commitments are not included in the table above:
In connection with several purchase and product development agreements, we are contingently obligated to make additional payments up to $20.2 million primarily upon the achievement of specified milestones that are expected to be met over the next five years.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity and Risk.    Our exposure to interest rate risk at December 31, 2013 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2013, we do not hold any material asset-backed investment securities and in 2013, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2013, a change of 10 percent in interest rates, assuming the amount of our investment portfolio remains constant, would not have a material effect on interest income. Further, this analysis does not consider the effect of the change in the level of the overall economic activity that could exist in such an environment.
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
The following table presents the carrying value and related weighted-average rate of return for our investment portfolio as of December 31, 2013 (dollars in thousands):

	Carrying Value	Weighted Average Rate of Return
Money market funds	$72,514	0.1%
Certificates of deposit	1,116	0.4%
Corporate notes	103,946	0.3%
Commercial paper	19,973	0.2%
U.S. government treasury securities	52,390	0.2%
Securities of government-sponsored entities	118,250	0.3%
Total interest bearing instruments	$368,189
As of December 31, 2013, the stated maturities of our available-for-sale securities are $167.3 million within one year and $128.4 million from one to two years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.
Market Price Sensitive Instruments.    In order to reduce the potential equity dilution, we entered into a convertible note hedge transaction (the 2017 Hedge) in connection with the issuance of the 2017 Notes entitling us to purchase our common stock. Upon conversion of the 2017 Notes, the 2017 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2017 Hedge. We also entered into warrant transactions with the counterparties of the 2017 Hedge entitling them to acquire shares of our common stock. The warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) at maturity of the warrants exceeds the strike price of the warrants. These transactions are more fully discussed in Note 6 to the consolidated financial statements.
Foreign Currency Exchange Risk.    A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we have assessed that we do not have any material exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We translate the financial statements of each foreign subsidiary with a functional currency other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between NuVasive, Inc., our U.S. entity, and our foreign subsidiaries, are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the consolidated statement of operations.
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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of December 31, 2013. Based on such evaluation, our Management has concluded as of December 31, 2013, the Company’s disclosure controls and procedures are effective.
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
Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
NuVasive, Inc.
We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). NuVasive, Inc.’s Management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of NuVasive, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 3, 2014

Item 9B.	Other Information
None.
PART III
Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its annual meeting of stockholders to be held on May 14, 2014, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethical Business Conduct for all officers, directors and shareowners. The Code of Ethical Business Conduct is available on our website, www.nuvasive.com, and in our filings with the Securities and Exchange Commission. We intend to disclose future amendments to, or waivers from, provisions of our Code of Ethical Business Conduct that apply to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or Controller, or persons performing similar functions, within four business days of such amendment or waiver.
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

(1)	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: Schedule II — Valuation Accounts
All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits. See subsection (b) below.

(b)	Exhibits. The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50744) filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K (File No. 000-50744) filed with the Commission on March 16, 2006)

4.2
Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

4.3	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

4.4	Form of 2.75% Convertible Senior Note due 2017 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)

10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (filed herewith)

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

10.6#
Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Amendment No.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.7#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.8#	Amendment No. 1 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50744) filed with the Commission on November 7, 2008)

10.9#	Amendment No. 2 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 25, 2011)

10.10#	Amendment No. 3 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2013)

Exhibit Number	Description
10.11#	Amendment No. 4 to the 2004 Employee Stock Purchase Plan (filed herewith)

10.12#
Executive Employment Agreement, dated as of January 2, 2011, by and between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.13#
Offer Letter Agreement, dated October 19, 2009, by and between NuVasive, Inc. and Michael Lambert (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.14#	Employment Agreement by and between NuVasive, Inc. and Matthew Link, dated January 2, 2013 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2013)

10.15#
Employment Agreement by and between NuVasive, Inc. and Russell Powers, dated October 4, 2012 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2013)

10.16#	Offer Letter Agreement, dated December 22, 2013, by and between NuVasive, Inc. and Michael Paolucci (filed herewith)

10.17#
Form of Compensation Letter Agreement dated March 4, 2011 between NuVasive, Inc. and each of the following: Keith C. Valentine, Patrick Miles, Michael J. Lambert, Jason M. Hannon and Craig E. Hunsaker (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)

10.18#	Form of Compensation Letter Agreement dated December 18, 2013, between NuVasive, Inc. and Michael Paolucci (filed herewith)

10.19#	Separation Letter Agreement dated December 13, 2013 between NuVasive, Inc. and Craig Hunsaker (filed herewith)

10.20#
Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.21#	Non-Employee Director Cash Compensation Plan (filed herewith)

10.22#
Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50744) filed with the Commission on November 8, 2007)

10.23
Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.24
Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.25
Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.26
Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

Exhibit Number	Description
10.27
Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.28
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.29
Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.30
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.31
Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.32†
Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.33†
Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.34†
Settlement and License Agreement, dated as of April 25, 2013, by and among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 30, 2013)

21.1	List of subsidiaries of NuVasive, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

Exhibit Number	Description

101	XBRL Taxonomy Definition Linkbase Document

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

SUPPLEMENTAL INFORMATION
Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2014, and copies of the form of proxy to be used for such Annual Meeting, will be furnished to the SEC prior to the time they are distributed to the Registrant’s Stockholders.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

Date:	March 3, 2014	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	March 3, 2014	By: /s/ Michael J. Lambert
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

Signature	Title	Date

/s/ Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2014
Alexis V. Lukianov

/s/ Michael J. Lambert	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
Michael J. Lambert

/s/ Jack R. Blair	Director	March 3, 2014
Jack R. Blair

/s/ Peter C. Farrell	Director	March 3, 2014
Peter C. Farrell

/s/ Robert J. Hunt	Director	March 3, 2014
Robert J. Hunt

/s/ Lesley H. Howe	Director	March 3, 2014
Lesley H. Howe

/s/ Eileen M. More	Director	March 3, 2014
Eileen M. More

/s/ Richard W. Treharne	Director	March 3, 2014
Richard W. Treharne

/s/ Peter M. Leddy	Director	March 3, 2014
Peter M. Leddy

/s/ Gregory T. Lucier	Director	March 3, 2014
Gregory T. Lucier

NUVASIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
NuVasive, Inc.
We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuVasive, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 3, 2014

NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$102,825	$123,299
Short-term marketable securities	143,449	138,405
Accounts receivable, net of allowances of $3,481 and $2,780, respectively	104,774	88,958
Inventory	136,937	126,364
Deferred tax assets, current	37,076	28,236
Prepaid expenses and other current assets	10,947	8,487
Total current assets	536,008	513,749
Property and equipment, net	128,064	125,123
Long-term marketable securities	79,829	84,412
Intangible assets, net	93,986	101,362
Goodwill	154,944	154,106
Deferred tax assets	42,863	40,575
Restricted cash and investments	119,195	118,995
Other assets	24,679	25,463
Total assets	$1,179,568	$1,163,785
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$86,057	$62,048
Accrued payroll and related expenses	31,095	27,916
Senior Convertible Notes, current	—	74,311
Total current liabilities	117,152	164,275
Senior Convertible Notes	346,060	332,404
Deferred tax liabilities	2,934	3,129
Litigation liability	93,700	101,200
Other long-term liabilities	14,844	15,199
Commitments and contingencies
Noncontrolling interests	—	10,003
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized at December 31, 2013 and 2012, respectively, 44,943 and 43,686 issued and outstanding at December 31, 2013 and 2012, respectively	45	44
Additional paid-in capital	769,203	714,865
Accumulated other comprehensive (loss) income	(3,238)	786
Accumulated deficit	(170,218)	(178,120)
Total Nuvasive, Inc. stockholders’ equity	595,792	537,575
Noncontrolling interests	9,086	—
Total equity	604,878	537,575
Total liabilities and equity	$1,179,568	$1,163,785
See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$685,173	$620,255	$540,506
Cost of goods sold (excluding amortization of purchased technology)	180,484	153,409	112,111
Gross profit	504,689	466,846	428,395
Operating expenses:
Sales, marketing and administrative	420,064	372,416	349,052
Research and development	32,209	35,296	38,408
Amortization of intangible assets	19,326	12,430	6,609
Impairment of goodwill and intangible assets	—	9,700	18,167
Litigation award	—	—	101,200
Total operating expenses	471,599	429,842	513,436
Interest and other expense, net:
Interest income	755	915	832
Interest expense	(27,178)	(27,710)	(17,933)
Other income, net	3,101	1,047	2,078
Total interest and other expense, net	(23,322)	(25,748)	(15,023)
Income (loss) before income taxes	9,768	11,256	(100,064)
Income tax expense (benefit)	2,783	8,814	(29,043)
Consolidated net income (loss)	$6,985	$2,442	$(71,021)
Net loss attributable to noncontrolling interests	$(917)	$(702)	$(1,172)
Net income (loss) attributable to NuVasive, Inc.	$7,902	$3,144	$(69,849)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.18	$0.07	$(1.73)
Diluted	$0.17	$0.07	$(1.73)
Weighted average shares outstanding:
Basic	44,461	43,328	40,372
Diluted	46,786	44,272	40,372

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Consolidated net income (loss)	$6,985	$2,442	$(71,021)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(27)	4	60
Translation adjustments, net of tax	(3,997)	305	(199)
Other comprehensive (loss) income:	(4,024)	309	(139)
Total consolidated comprehensive income (loss)	2,961	2,751	(71,160)
Plus: Net loss attributable to noncontrolling interests	917	702	1,172
Comprehensive income (loss) attributable to NuVasive, Inc.	$3,878	$3,453	$(69,988)

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Nuvasive, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2010	39,528	$40	$545,114	$616	$(111,415)	$434,355	$—	$434,355
Issuance of common stock under employee and director stock award and purchase plans	591	—	6,852	—	—	6,852	—	6,852
Issuance of common stock in connection with acquisitions	2,336	2	39,246	—	—	39,248	—	39,248
Stock-based compensation expense	—	—	32,070	—	—	32,070	—	32,070
Sale of warrants	—	—	47,898	—	—	47,898	—	47,898
Equity component of Senior Convertible Notes	—	—	49,390	—	—	49,390	—	49,390
Convertible Note Hedge, net	—	—	(46,243)	—	—	(46,243)	—	(46,243)
Tax benefits related to stock-based compensation awards	—	—	463	—	—	463	—	463
Net loss attributable to NuVasive, Inc.	—	—	—	—	(69,849)	(69,849)	—	(69,849)
Other comprehensive loss	—	—	—	(139)	—	(139)	—	(139)
Balance at December 31, 2011	42,455	42	674,790	477	(181,264)	494,045	—	494,045
Issuance of common stock under employee and director stock award and purchase plans	756	1	4,883	—	—	4,884	—	4,884
Issuance of common stock in connection with asset acquisitions	475	1	7,559	—	—	7,560	—	7,560
Stock-based compensation expense	—	—	26,312	—	—	26,312	—	26,312
Tax benefits related to stock-based compensation awards	—	—	1,321	—	—	1,321	—	1,321
Net income attributable to NuVasive, Inc.	—	—	—	—	3,144	3,144	—	3,144
Other comprehensive income	—	—	—	309	—	309	—	309
Balance at December 31, 2012	43,686	44	714,865	786	(178,120)	537,575	—	537,575
Issuance of common stock under employee and director stock award and purchase plans	1,257	1	8,421	—	—	8,422	—	8,422
Stock-based compensation expense	—	—	33,240	—	—	33,240	—	33,240
Tax benefits related to stock-based compensation awards	—	—	12,677	—	—	12,677	—	12,677
Reclassification of noncontrolling interest from mezzanine to equity	—	—	—	—	—	—	9,489	9,489
Net income attributable to NuVasive, Inc.	—	—	—	—	7,902	7,902	—	7,902
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(403)	(403)
Other comprehensive loss	—	—	—	(4,024)	—	(4,024)	—	(4,024)
Balance at December 31, 2013	44,943	$45	$769,203	$(3,238)	$(170,218)	$595,792	$9,086	$604,878

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Consolidated net income (loss)	$6,985	$2,442	$(71,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,106	51,909	36,242
Deferred income tax (benefit) expense	(11,341)	4,525	(30,967)
Amortization of debt discount	13,656	12,697	6,108
Amortization of debt issuance costs	1,680	1,872	1,816
Stock-based compensation	33,240	26,312	32,070
Impairment of goodwill and intangible assets	—	9,700	18,167
Loss on repurchase of Senior Convertible Notes, net	—	—	332
Gain recognized on change in fair value of derivatives	—	—	(2,387)
Allowance for doubtful accounts and sales return reserves	959	103	1,345
Allowance for excess and obsolete inventory, net of write-offs	6,509	5,475	6,028
Other non-cash adjustments	7,116	7,283	6,227
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(17,384)	(2,005)	(9,929)
Inventory	(21,002)	(11,022)	(17,170)
Prepaid expenses and other current assets	(3,608)	12,725	(14,396)
Accounts payable and accrued liabilities	21,803	2,938	(3,385)
Litigation liability	(7,500)	—	101,200
Accrued payroll and related expenses	3,220	5,128	2,685
Net cash provided by operating activities	97,439	130,082	62,965
Investing activities:
Cash paid for business and asset acquisitions	(14,818)	(11,088)	(37,574)
Purchases of property and equipment	(47,597)	(41,189)	(53,370)
Purchases of marketable securities	(218,454)	(235,919)	(253,210)
Sales of marketable securities	216,299	246,504	151,966
Purchases of restricted investments	—	(113,281)	(4,536)
Sales of restricted investments	—	7,079	—
Payment for specific rights in connection with supply agreement, net of refund received	—	—	(5,000)
Net cash used in investing activities	(64,570)	(147,894)	(201,724)
Financing activities:
Proceeds from the sale of warrants	—	—	47,898
Proceeds from the issuance of convertible debt, net of issuance costs	—	—	391,445
Purchase of convertible note hedges	—	—	(80,097)
Principal payment of 2013 Senior Convertible Notes	(74,311)	—	—
Repurchase of 2013 Senior Convertible Notes	—	—	(154,164)
Tax benefits related to stock-based compensation awards	13,569	3,003	463
Proceeds from the issuance of common stock	8,422	4,884	6,852
Payment of contingent consideration	—	(29,722)	(1,800)
Other assets	(162)	(721)	(718)
Net cash (used in) provided by financing activities	(52,482)	(22,556)	209,879
Effect of exchange rate changes on cash	(861)	175	(225)
(Decrease) increase in cash and cash equivalents	(20,474)	(40,193)	70,895
Cash and cash equivalents at beginning of year	123,299	163,492	92,597
Cash and cash equivalents at end of year	$102,825	$123,299	$163,492
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with business and asset acquisitions	$—	$7,560	$39,248
Acquisition of property and equipment under capital leases	$325	$60	$1,386
Supplemental cash flow information:
Interest paid	$12,035	$12,741	$9,466
Income taxes paid	$3,196	$2,934	$2,082

See accompanying notes to consolidated financial statements.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies
Description of Business.    NuVasive, Inc. (the Company or NuVasive) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. NuVasive's principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS®, as well as an offering of biologics, cervical and motion preservation products. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon. The platform includes a proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of NuVasive's MAS platform, and many of the Company's products, can also be used in open or traditional spine surgery. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.
The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures. In addition, for larger customers, the Company’s proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. Implants, biologics and disposables are shipped from the Company’s inventories. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and nerve monitoring systems to hospitals.
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
As a result of the October 2011 acquisition of Impulse Monitoring, the Company maintains a contractual relationship with several physician practices (PCs) whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs. As of December 31, 2013 and 2012, the associated PCs are American Neuromonitoring Associates, P.C.; Pacific Neuromonitoring Associates, Inc.; Keystone Neuromonitoring Associates, P.C.; North Pacific Neuromonitoring Associates, P.C.; and Midwest Neuromonitoring Associates, Inc. Under the management services agreements, the Company provides all non-medical services to the PCs in return for a management fee that is settled on a monthly basis. The management services include management reporting, billing and collections of all charges for medical services provided and all administrative support to the PCs. Pursuant to existing guidance issued by the FASB, the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition.
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
Revenue Recognition.    In accordance with the Securities and Exchange Commission's guidance, the Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants, biologics and disposables is generally recognized upon acknowledgment of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from the sale of instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.
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
In addition, the Company establishes a reserve for estimated sales returns that is recorded as a reduction to revenue. This reserve is maintained to account for the future return of products sold in the current period. Product returns were not material for the years ended December 31, 2013, 2012 and 2011.

Inventory.    Inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. Approximately $5.9 million and $7.4 million of inventory was held at consigned locations at December 31, 2013 and 2012, respectively. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and records a reserve for the identified items. At December 31, 2013 and 2012, the balance of the allowance for excess and obsolete inventory is $21.9 million and $16.9 million, respectively.
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
The goodwill recorded as a result of the business combinations in the years presented is not deductible for tax purposes. Goodwill and indefinite lived intangible assets, which consists of in-process research and development acquired, are not amortized. The Company assesses goodwill and indefinite lived intangible assets for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. For purposes of assessing the impairment of goodwill, the Company estimates the value of its primary reporting unit using its market capitalization as the best evidence of fair value. For other reporting units, the Company estimates the fair value using the income approach valuation methodology based on discounted cash flows. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. During 2013, consistent with the continued integration of Impulse Monitoring into the Company's core business, discrete financial information for Impulse Monitoring is no longer available which resulted in the combination of the former Impulse Monitoring reporting unit into the Company's primary reporting unit. As such, in 2013, the Company had two reporting units; the Progentix reporting unit and the remainder of the Company. During the years ended December 31, 2013 and 2011, the Company did not record any impairment charges related to goodwill. During the fourth quarter of 2012, the Company updated its discounted cash flow valuation model for Impulse Monitoring and based on management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of the then Impulse Monitoring's reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflected the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. In accordance with the authoritative guidance, the Company recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
During the years ended December 31, 2012 and 2011, the Company recorded impairment charges of $1.4 million and $17.6 million, respectively, related to the in process research and development recorded for the PCM® device acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in management’s revenue estimate and the related decrease to the estimated cash flows for this device. The PCM device received U.S. Food and Drug Administration (FDA) approval in late 2012.
Intangible assets with a finite life, such as acquired technology, customer relationships, manufacturing know-how, licensed technology, supply agreements and certain trade names and trademarks, are amortized on a straight-line basis over their estimated useful life, ranging from one to 17 years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.
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
Property and Equipment.    Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to 20 years. Maintenance and repairs are expensed as incurred. The Company amortizes leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.
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

Product Shipment Costs.    Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented. Product shipment costs are included in sales, marketing and administrative expense in the accompanying consolidated statements of operations and were $21.7 million, $17.6 million, and $18.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
Loss Contingencies.   The Company is involved in a number of legal actions arising out of the normal course of our business. The outcomes of these legal actions are not within the Company's complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, the Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in the Company's financial statements if it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.
Net Income (Loss) Per Share.    The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units (RSUs), including those with performance and market conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed conversion of the Senior Convertible Notes were included in the diluted net income (loss) calculation for the years ended December 31, 2013, 2012 and 2011 because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net income (loss) calculation for all years presented because the inclusion of such shares would have had an anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$7,902	$3,144	$(69,849)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	44,461	43,328	40,372
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	416	177	—
Restricted stock units	1,909	767	—
Weighted average common shares outstanding for diluted	46,786	44,272	40,372
Basic net income (loss) per share attributable to NuVasive, Inc.	$0.18	$0.07	$(1.73)
Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.17	$0.07	$(1.73)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options, ESPP shares and unvested restricted stock units	5,015	6,592	8,091
Warrants	12,709	14,694	10,009
Senior Convertible Notes	9,890	11,214	8,948
Total	27,614	32,500	27,048

Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $3.3 million at December 31, 2013 and a net cumulative gain of $0.7 million at December 31, 2012.
Recently Adopted Accounting Standards. Effective January 1, 2013, the Company adopted the FASB's requirements for improved transparency of reporting reclassifications out of accumulated other comprehensive income (AOCI). The guidance requires companies to report, in one place, information about reclassifications out of AOCI and to present reclassifications by component when reporting changes in AOCI balances. The adoption of this authoritative guidance did not have an impact on the Company's financial position or results of operations.
Change in Accounting Estimate.    During the first quarter of 2011, the Company completed a review of the estimated useful life of its surgical instrument sets. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain surgical instrument sets was extended from three to four years. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2011. For the year ended December 31, 2013, depreciation expense, which is included in sales, marketing and administrative expenses, was higher by approximately $4.6 million than it would have been had the useful life of these assets not been extended. For the years ended December 31, 2012 and 2011, depreciation expense was lower by approximately $1.2 million and $5.9 million, respectively, than it would have been had the useful life of these assets not been extended. The effect of this change on net income for the years ended December 31, 2013, 2012, and 2011 was $3.3 million, $0.7 million, and $4.2 million, respectively. The effect of this change on both basic and diluted earnings per share for the year ended December 31, 2013 was a decrease of $0.07 per share. The effect of this change on both basic and diluted earnings per share for the years ended December 31, 2012 and 2011 was an increase of $0.02, and $0.10 per share, respectively.

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
2.    Business Combinations
Impulse Monitoring, Inc. Acquisition
On October 7, 2011 (the Closing Date), the Company completed the purchase of all of the outstanding shares of Impulse Monitoring pursuant to an Agreement and Plan of Merger dated September 28, 2011 for the aggregate purchase price of approximately $80.9 million, consisting of cash totaling approximately $41.7 million and the issuance of 2,336,200 shares of NuVasive common stock to certain stockholders of Impulse Monitoring. Impulse Monitoring provides IOM services for insight into the nervous system during spine and other surgeries. The acquisition complemented the Company’s existing nerve monitoring systems, which are designed for discreet and directional nerve avoidance and detection, making lateral access to the spine during the XLIF procedure more safe and reproducible. The Company allocated the purchase price to the assets acquired and liabilities assumed at estimated fair values as of the closing date. The excess of the purchase price over the aggregate fair values of approximately $57.7 million was recorded as goodwill.
During the fourth quarter of 2012, the Company updated its discounted cash flow valuation model for Impulse Monitoring and based on management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of the then Impulse Monitoring reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflect the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. In accordance with the authoritative guidance, the Company recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
As a result of the acquisition, the Company maintains a contractual relationship with several PCs whereby the PCs provide the physician oversight service associated with the IOM services. Pursuant to such contractual arrangements, the Company provides management services to the PCs in return for a management fee that is settled on a monthly basis. Pursuant to existing guidance issued by the FASB, the accompanying consolidated financial statements include the accounts of the PCs from the date of acquisition. The liabilities recognized as a result of consolidating the PCs, which are not material, do not represent additional claims on the Company’s general assets. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.
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
The Company has prepared the following unaudited pro forma financial statement information to compare results of the periods presented assuming the Impulse Monitoring acquisition had occurred as of January 1, 2010. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be an indicator of the results of operations that would have actually resulted had the acquisition occurred at the beginning of each of the periods presented, or of future results of operations. Assuming the Impulse Monitoring acquisition occurred as of January 1, 2010, the pro forma unaudited results of operations would have been as follows for the year ended December 31, 2011 (in thousands, except per share data):

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2011
Revenue	$570,410
Net (loss) income attributable to NuVasive, Inc.	$(67,176)
Net (loss) income per share — basic	$(1.59)
Net (loss) income per share — diluted	$(1.59)
The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may have been incurred or realized by the Company.
Investment in Progentix Orthobiology, B.V.
In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the Initial Investment). Concurrent with the Initial Investment, NuVasive and Progentix also entered into a Senior Secured Facility Agreement, whereby Progentix may borrow up to $5.0 million from NuVasive to fund ongoing clinical and regulatory efforts (the Loan). At December 31, 2013, the Company had advanced Progentix the full $5.0 million in accordance with the loan agreement. The Loan accrues interest at a rate of six percent (6%) per year. Other than its obligations under the Loan, NuVasive is not obligated to provide additional funding.
Also concurrent with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement, as amended (the Option Agreement), whereby NuVasive was obligated under certain circumstances, and had the option under other circumstances, to purchase the remaining sixty percent (60%) of capital stock of Progentix (Remaining Shares) from its shareholders for an amount up to $35.0 million, subject to certain reductions. The Option Agreement expired unexercised on June 13, 2013. NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement will be in effect for a term of ten years unless terminated earlier in accordance with its terms.

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
Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage. The Remaining Shares and the Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders were not considered to be freestanding financial instruments during the Option Period as defined by authoritative guidance. Therefore, during the Option Period, the Remaining Shares and the Option Agreement were accounted for as a combined unit on the consolidated financial statements as a redeemable noncontrolling interest that was initially recorded at fair value and classified as mezzanine equity. Upon the expiration of the Option Agreement on June 13, 2013, the noncontrolling interest was no longer redeemable and therefore, pursuant to the authoritative guidance, the noncontrolling interest was reclassified out of mezzanine equity to its own component of total equity within the Company's consolidated balance sheet.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets and liabilities of Progentix included in the accompanying consolidated balance sheet are as follows (in thousands):

	December 31,
	2013	2012
Total current assets	$580	$657
Identifiable intangible assets, net	14,403	14,871
Goodwill	12,654	12,654
Other long-term assets	7	15
Accounts payable & accrued expenses	403	230
Deferred tax liabilities, net	2,770	2,890
Noncontrolling interests	9,086	10,003

The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Year Ended December 31,
	2013	2012
Noncontrolling interests at beginning of period	$10,003	$10,705
Less: Net loss attributable to the noncontrolling interests prior to reclassification from mezzanine to equity	514	702
Less: Net loss attributable to the noncontrolling interests subsequent to reclassification from mezzanine to equity	403	—
Noncontrolling interests at end of period	$9,086	$10,003

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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Classified as current assets
Certificates of deposit	Less than 1	$833	$—	$—	$833
Corporate notes	Less than 1	71,611	23	(6)	71,628
Commercial paper	Less than 1	19,973	—	—	19,973
U.S. government treasury securities	Less than 1	7,603	2	—	7,605
Securities of government-sponsored entities	Less than 1	43,405	14	(9)	43,410
Short-term marketable securities		143,425	39	(15)	143,449
Classified as non-current assets
Certificates of deposit	1 to 2	283	—	—	283
Corporate notes	1 to 2	32,309	23	(14)	32,318
U.S. government treasury securities	1 to 2	1,500	1	—	1,501
Securities of government-sponsored entities	1 to 2	45,722	19	(14)	45,727
Long-term marketable securities		79,814	43	(28)	79,829
Classified as restricted investments
U.S. government treasury securities	Less than 2	43,274	16	(6)	43,284
Securities of government-sponsored entities	Less than 2	29,125	4	(16)	29,113
Restricted investments		72,399	20	(22)	72,397
Total marketable securities at December 31, 2013		$295,638	$102	$(65)	$295,675

December 31, 2012:
Classified as current assets
Certificates of deposit	Less than 1	$998	$—	$—	$998
Corporate notes	Less than 1	19,169	3	(1)	19,171
Commercial paper	Less than 1	9,995	2	—	9,997
U.S. government treasury securities	Less than 1	17,055	6	—	17,061
Securities of government-sponsored entities	Less than 1	91,151	27	—	91,178
Short-term marketable securities		138,368	38	(1)	138,405
Classified as non-current assets
Corporate notes	1 to 2	23,293	—	(17)	23,276
U.S. government treasury securities	1 to 2	7,619	4	—	7,623
Securities of government-sponsored entities	1 to 2	53,493	22	(2)	53,513
Long-term marketable securities		84,405	26	(19)	84,412
Classified as restricted investments
U.S. government treasury securities	Less than 2	31,784	5	(1)	31,788
Securities of government-sponsored entities	Less than 2	53,618	18	(1)	53,635
Restricted investments		85,402	23	(2)	85,423
Total marketable securities at December 31, 2012		$308,175	$87	$(22)	$308,240
As of December 31, 2013, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not hold derivative financial investments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2013 and 2012. The Company had no transfers from Level 3 of the fair value measurement hierarchy during the year ended December 31, 2013 and two transfers from Level 3 of the fair value measurement hierarchy during the year ended December 31, 2012, both occurring as a result of the liabilities being paid or settled during the year.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$72,514	$72,514	$—	$—
Certificates of deposit	1,116	1,116	—	—
Corporate notes	103,946	—	103,946	—
Commercial paper	19,973	—	19,973	—
U.S. government treasury securities	52,390	52,390	—	—
Securities of government-sponsored entities	118,250	—	118,250	—
Total cash equivalents, marketable securities and restricted investments	$368,189	$126,020	$242,169	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(616)	$—	$—	$(616)
Acquisition-related liabilities, non-current	(596)	—	—	(596)
Total contingent consideration	$(1,212)	$—	$—	$(1,212)

December 31, 2012:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$89,101	$89,101	$—	$—
Certificates of deposit	998	998	—	—
Corporate notes	42,447	—	42,447	—
Commercial paper	9,997	—	9,997	—
U.S. government treasury securities	56,472	56,472	—	—
Securities of government-sponsored entities	198,326	—	198,326	—
Total cash equivalents, marketable securities and restricted investments	$397,341	$146,571	$250,770	$—
Contingent Consideration:
Acquisition-related liabilities, non-current	$(1,074)	$—	$—	$(1,074)
The fair and carrying value of the Company’s Senior Convertible Notes is discussed in Note 6. The estimated fair value of our long-term capital lease obligations approximated their carrying values as of December 31, 2013 and 2012.
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
In connection with an immaterial acquisition in 2012, the Company is required to pay an amount not to exceed €2.0 million in the event two specified revenue-based milestones are met. The fair value of the contingent consideration was determined using

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Based on these assumptions, the estimated fair value of the contingent consideration totaled $1.2 million at December 31, 2013 and is included in accrued liabilities in the December 31, 2013 consolidated balance sheet. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses.
In addition, the Company paid approximately $0.5 million during the year ended December 31, 2012 related to contingent consideration recorded in connection with an immaterial acquisition which occurred in 2010.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	December 31,
	2013	2012
Fair value measurement at beginning of period	$1,074	$32,221
Contingent consideration liability recorded upon acquisition	—	1,019
Change in fair value measurement included in operating expenses	138	1,364
Contingent consideration paid or settled	—	(33,530)
Fair value measurement at end of period	$1,212	$1,074
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
During the fourth quarter of 2012, the Company updated its discounted cash flow valuation model for Impulse Monitoring and based on management's current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of then the then Impulse Monitoring reporting unit was less than its carrying value. Management's estimates of revenues and related cash flows reflected the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. In accordance with the authoritative guidance, the Company recorded an impairment charge to Impulse Monitoring's goodwill of $8.3 million.
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Balance Sheet Details
Property and Equipment, net.    Property and equipment, net, consisted of the following (in thousands, except years):

	Useful Life	December 31,
		2013	2012
Instrument sets	3 to 4	$171,454	$159,960
Machinery and equipment	5 to 7	21,722	17,719
Computer equipment and software	3 to 7	46,896	37,690
Leasehold improvements	2 to 15	21,825	20,735
Furniture and fixtures	3 to 7	7,510	7,744
Building and improvements	10 to 20	7,371	7,195
Land	—	541	541
		277,319	251,584
Less: accumulated depreciation and amortization		(149,255)	(126,461)
		$128,064	$125,123
Depreciation expense was $43.8 million, $39.5 million, and $29.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, assets recorded under capital leases of $1.8 million and $1.4 million, respectively, are included in the machinery and equipment balance. Amortization of assets under capital leases is included in depreciation expense.
Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation, and testing of the system. At December 31, 2013 and 2012, the Company had $16.2 million and $14.6 million in unamortized capitalized software costs, respectively. Amortization expense related to capitalized internal-use software costs was $4.5 million, $2.8 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Goodwill and Intangible Assets. Goodwill and intangible assets as of December 31, 2013 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$62,328	$(21,359)	$40,969
Manufacturing know-how and trade secrets	12	21,997	(9,890)	12,107
Trade name and trademarks	11	9,500	(3,317)	6,183
Customer relationships	8	43,871	(19,784)	24,087
	10	$137,696	$(54,350)	$83,346
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,944
Total goodwill and intangible assets, net				$248,930

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets as of December 31, 2012 consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$55,178	$(14,966)	$40,212
Manufacturing know-how and trade secrets	12	21,712	(7,996)	13,716
Trade name and trademarks	11	9,500	(2,333)	7,167
Customer relationships	9	39,330	(9,703)	29,627
	10	$125,720	$(34,998)	$90,722
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,106
Total goodwill and intangible assets, net				$255,468
Total expense related to the amortization of intangible assets was $19.3 million, $12.4 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. In-process research and development will be amortized beginning on the approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.
Total future amortization expense related to intangible assets subject to amortization at December 31, 2013 is set forth in the table below (in thousands):

2014	$14,343
2015	13,254
2016	12,776
2017	10,423
2018	9,905
Thereafter through 2026	22,645
Total future amortization expense	$83,346
The changes to goodwill are comprised of the following (in thousands):

	December 31,
	2013	2012
Balance at beginning of period	$154,106	$159,349
Impairment charge	—	(8,300)
Additions recorded in connection with business acquisitions	764	2,827
Other	74	230
Balance at end of period	$154,944	$154,106

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable and Accrued Liabilities.   Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$14,281	$9,040
Accrued expenses	19,078	20,880
Royalties payable	38,967	19,861
Distributor commissions payable	7,319	7,523
Non-income taxes payable	3,951	3,144
Other	2,461	1,600
	$86,057	$62,048
Other Long-Term Liabilities. Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred rent	$12,883	$13,340
Capital lease obligation, non-current	223	426
Contingent consideration, non-current	596	1,074
Other	1,142	359
	$14,844	$15,199
6.    Senior Convertible Notes
The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	December 31,
	2013	2012
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(56,440)	(70,096)
	346,060	332,404
2.25% Senior Convertible Notes due 2013	—	74,311
Total Senior Convertible Notes	$346,060	$406,715

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
Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually each January 1st and July 1st, beginning January 1, 2012. The fair value, based on a quoted market price, or Level 1, of the outstanding 2017 Notes at December 31, 2013 and 2012 is approximately $439.3 million and $361.3 million, respectively.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2017, holders may convert their notes only under the following conditions: a) During any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; b) During the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and c) Upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding the July 1, 2017, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. The Company may not redeem the 2017 Notes prior to maturity. As of December 31, 2013, the “if-converted” value of the 2017 Notes did not exceed its principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.
Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
In accordance with authoritative guidance, the cash conversion feature of the 2017 Notes (the 2017 Notes Embedded Conversion Derivative) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability. The fair value of the 2017 Notes Embedded Conversion Derivative at the time of issuance of the 2017 Notes was $88.9 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2017 Notes. On September 28, 2011, upon obtaining stockholder approval of the additional authorized shares of the Company’s common stock, in accordance with authoritative literature, the derivative liability was marked to fair value and reclassified to stockholders’ equity. The original debt discount will be recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. At December 31, 2013 and 2012, the net carrying value of the equity component is $49.3 million.
The interest expense recognized on the 2017 Notes during the year ended December 31, 2013 includes $11.1 million and $13.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the year ended December 31, 2012 includes $11.1 million and $12.7 million for the contractual coupon interest and the accretion of the debt discount, respectively.
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
2.25% Senior Convertible Notes due 2013
In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the 2013 Notes). The net proceeds from the offering, after deducting the initial purchasers’ discounts and costs directly related to the offering, were approximately $208.4 million. During the year ended December 31, 2011, the Company repurchased, in privately negotiated transactions, approximately $155.7 million in principal of its 2013 Notes. The aggregate purchase price totaled approximately $155.5 million (representing a price of approximately 99.0% of the principal face value of the 2013 Notes, plus accrued interest). The repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. Including the write off of a portion of the deferred financing costs related to the 2013 Notes, during the year ended December 31, 2011, the Company recorded a loss on the extinguishment of debt of approximately $0.3 million. The remaining balance of the 2013 Notes

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matured on March 15, 2013 and accordingly, during the first quarter of 2013, the Company repaid the total outstanding principal amount of 74.3 million in cash.
In connection with the offering of the 2013 Notes, the Company sold to the initial purchasers and/or their affiliates warrants to acquire up to 5.1 million shares of the Company's common stock (the 2013 Warrants), at an initial strike price of $49.13 per share, subject to adjustment. All 2013 Warrants expired unexercised on or before October 8, 2013.
7.    Commitments
Leases
The Company leases office facilities and equipment under various operating and capital lease agreements. The initial terms of these leases range from two years to 15 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance. In connection with certain operating leases, the Company has issued irrevocable transferable letters of credit totaling $5.6 million.
For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, including expenses directly associated with the facility leases, was approximately $12.0 million, $10.8 million, and $9.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2013 are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$580	$8,668
2015	146	8,280
2016	127	8,347
2017	—	8,220
2018	—	8,021
Thereafter	—	33,698
Total minimum lease payments	853	$75,234
Less amount representing interest, 14.6% weighted average interest rate	(105)
Present value of obligations under capital leases	748
Less current portion	(525)
Long-term capital lease obligations	$223
Other Commitments
In connection with several purchase and product development agreements, the Company is contingently obligated to make additional payments of up to $20.2 million primarily upon the achievement of specified milestones, which are expected to be met over the next five years. The Company also has approximately $1.0 million in obligations for minimum royalties and consulting arrangements to be paid over the next five years.
8.    Stockholders’ Equity
Preferred Stock.    There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2013 and 2012.
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock-Based Compensation.    The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Sales, marketing and administrative expense	$31,425	$24,096	$29,583
Research and development expense	1,649	2,138	2,487
Cost of goods sold	166	78	—
Total stock-based compensation expense	$33,240	$26,312	$32,070
The Company estimates the fair value of stock options and shares issued to employees under the ESPP using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options is based on historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The fair value of RSUs and Performance-Based Restricted Stock Units (PRSUs) is based on the stock price on the date of grant. The fair value of the performance based restricted stock units that are earned based on the achievement of pre-defined market conditions for total stockholder return (TSR PRSUs) is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk free interest rate. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period.
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
In April 2004, the Board of Directors replaced the 1998 Plan with the 2004 Equity Incentive Plan (the 2004 Plan) under which 7 million shares (plus the remaining shares available for grant under the 1998 Plan) of the Company’s common stock were authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 Plan provides for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 4,000,000 shares; or (iii) a number of shares determined by the Board of Directors. As of December 31, 2013, 1.3 million shares remained available for future grant under the 2004 Plan.
The 2004 Plan provides for the grant of incentive and non-statutory stock options, restricted stock units (RSUs) and rights to purchase stock to employees, directors and consultants of the Company. The 2004 Plan provides that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 Plan, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. RSUs granted to officers subject to time-based vesting requirements vest annually at 33% per year beginning one year from date of grant. The remaining RSUs subject to time-

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based vesting requirements generally vest annually at 25% per year beginning one year from date of grant. In addition, the Board of Directors has provided for the acceleration of 50% of the unvested options of all employees upon a change in control and the vesting of the remaining unvested options for those employees that are involuntarily terminated within a year of the change in control.
Following is a summary of stock option activity for the year ended December 31, 2013 under all stock plans (in thousands, except years and per share amounts):

	Shares	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at December 31, 2012	6,716	$30.44
Granted	—	$—
Exercised	(177)	$19.03
Cancelled	(177)	$30.91
Outstanding at December 31, 2013	6,362	$30.75	4.71	$24,996
Exercisable at December 31, 2013	6,040	$30.94	4.59	$23,264
Vested or expected to vest at December 31, 2013	6,355	$30.75	4.71	$24,954
The aggregate intrinsic value of options at December 31, 2013 is based on the Company’s closing stock price on December 31, 2013 of $32.33. The Company received $3.4 million, $0.5 million and $2.9 million in proceeds from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised was $2.0 million, $0.4 million, and $1.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of options that vested during the year ended December 31, 2013, 2012 and 2011 was $6.8 million, $15.1 million, and $17.3 million, respectively.

Restricted Stock Units.    Following is a summary of RSU activity for the year ended December 31, 2013 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,823	$21.15
Granted	1,179	$19.49
Vested	(548)	$23.69
Forfeited	(150)	$20.23
Nonvested at December 31, 2013	2,304	$19.77
The total fair value of RSUs that vested during the year ended December 31, 2013, 2012 and 2011 was $10.4 million, $5.6 million and $4.3 million, respectively.
Performance Awards.   During the first quarter of 2012, the Compensation Committee of the Board of Directors (the Compensation Committee) granted PRSUs to certain senior Company executives that were earned based on the achievement of pre-defined Company-specific performance criteria (Performance Conditions) for the year ended December 31, 2012. Each recipient was eligible to receive between 0% and 250% of the target number of shares of Company common stock subject to the applicable award based on the Company's actual performance in 2012 as measured against the Performance Conditions. Based upon the actual performance against the Performance Conditions, approximately 117,000 shares of common stock vested on March 1, 2013. The remaining two-thirds vest equally on March 1, 2014 and March 1, 2015 as long as the recipient is employed by the Company on each such date.
During the first quarter of 2013, the Compensation Committee granted TSR PRSUs to certain senior Company executives that were earned based on the achievement of pre-defined market conditions (Market Conditions) for the year ended December 31, 2013. The TSR PRSUs vest in two equal installments on February 1, 2014 and February 1, 2015 so long as the recipient is employed by the Company on each such date. Each recipient was eligible to receive between 0% and 350% of the target number of shares of Company common stock subject to the applicable award based on the Company's actual performance in 2013 as measured

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against the Market Conditions. Based upon the actual performance against the Market Conditions, approximately 470,000 shares of common stock vested on February 1, 2014. The second half vests on February 1, 2015 as long as the recipient is employed by the Company on each such date.
A summary of the Company's Performance Awards award activity for the year ended December 31, 2013 is as follows (in thousands, except per share amounts):

	Shares	Maximum Number of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2012	287	717	$15.61
Awarded at target	269	941	$19.24
Achieved in excess of target	64	(366)	$15.61
Vested	(117)	(117)	$15.61
Forfeited	—	—	$—
Outstanding at December 31, 2013	503	1,175	$18.51
The total fair value of Performance Awards vested during the year ended December 31, 2013 was $2.3 million.
Employee Stock Purchase Plan.    In 2004, the Board of Directors approved the Employee Stock Purchase Plan (ESPP). The ESPP initially allowed for the issuance of up to 100,000 shares of NuVasive common stock, increasing annually on December 31 by the lesser of (i) 600,000 shares; (ii) 1% of the outstanding shares of NuVasive common stock; or (iii) a lesser amount determined by the Board of Directors. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year withheld to purchase shares of NuVasive common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year offering period or the end of each semi-annual purchase period. In the years ended December 31, 2013, 2012 and 2011, 417,154, 368,639, and 228,091 shares, respectively, were purchased under the ESPP and approximately 1.6 million shares remain available for issuance under the ESPP as of December 31, 2013.
The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2013	2012	2011
Stock Options
Volatility	—%	—%	49%
Expected term (years)	0.0	0.0	5.4
Risk free interest rate	—%	—%	2.1%
Expected dividend yield	—%	—%	—%
ESPP
Volatility	55%	57%	57%
Expected term (years)	1.5	1.6	1.2
Risk free interest rate	0.2%	0.2%	0.2%
Expected dividend yield	—%	—%	—%
The Company did not grant any stock options during the years ended December 31, 2013 and 2012. The weighted-average fair value of options granted in the year ended December 31, 2011 was $12.31 per share. As of December 31, 2013, there was $0.6 million, $16.1 million and $4.7 million of unrecognized compensation expense for stock options, RSUs and Performance Awards, respectively, which is expected to be recognized over a weighted-average period of approximately 0.7 years, 2.8 years and 1.1 years, respectively. In addition, as of December 31, 2013, there was $3.3 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through October 2015.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved for Future Issuance.    The following table summarizes common shares reserved for issuance at December 31, 2013 on exercise or conversion of (in thousands):

Common stock options:
Issued and outstanding	6,362
Available for future grant	1,286
Available for issuance under the ESPP	1,589
Issued and outstanding RSUs and PRSUs	3,479
2017 Notes	12,419
Senior Convertible Note warrants	19,106
Total shares reserved for future issuance	44,241
9.    Income Taxes
The income (loss) before income taxes by region is summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$8,818	$10,723	$(100,179)
Foreign	950	533	115
Total income (loss) before income taxes	$9,768	$11,256	$(100,064)

The components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$10,484	$941	$300
State	2,718	3,235	1,524
Foreign	922	113	100
Total current income tax expense	14,124	4,289	1,924
Deferred income tax expense (benefit):
Federal	(8,060)	6,551	(33,860)
State	(905)	(1,588)	2,893
Foreign	(2,376)	(438)	—
Total deferred income tax expense (benefit)	(11,341)	4,525	(30,967)
Total income tax expense (benefit)	$2,783	$8,814	$(29,043)
For the year ended December 31, 2013, the total income tax expense differs from the statutory federal income tax rate (35%) due to state income taxes net of federal benefit, foreign tax rates, general business credits, changes in valuation allowances and certain non-deductible expenses. In addition, in January 2013, the research and development tax credit which had expired for 2012 was retroactively reinstated. The Company recognized a benefit of approximately $0.8 million in the first quarter of 2013 for the year ended December 31, 2012.
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million. The California deferred tax assets for which a valuation allowance has been established were primarily related to net operating loss carryforwards and credits.
These differences are the result of the following items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision at statutory rate	$3,419	$3,940	$(35,022)
Foreign provision in excess of federal statutory rate	205	37	32
State income tax (benefit) expense, net of federal benefit	(222)	2,189	(1,821)
Stock based compensation	887	1,561	2,131
Meals & entertainment	343	655	649
Permanent differences	27	54	483
Impairment charges	—	2,905	—
Research and development credits	(1,668)	—	(1,028)
Other	188	(374)	973
Change in valuation allowance	(396)	(2,153)	4,560
Total income tax expense (benefit)	$2,783	$8,814	$(29,043)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss carry-forwards	$6,785	$7,018
Stock based compensation	37,192	31,804
Original issue discount	—	270
General business credit carry-forwards	3,215	4,692
Litigation and related accrual	49,779	44,796
Other	12,290	11,178
Gross deferred tax assets	109,261	99,758
Valuation allowance	(8,989)	(8,275)
Net deferred tax assets	$100,272	$91,483
Deferred Tax Liabilities:
Capitalized assets	$(4,277)	$(5,507)
Original issue discount	(2,276)	(2,767)
Acquired intangibles	(16,714)	(17,476)
Other	—	(51)
Deferred tax liabilities	(23,267)	(25,801)
Consolidated net deferred tax assets	77,005	65,682
Add: Deferred tax liability, net, attributable to noncontrolling interests	1,681	1,753
Net deferred tax assets	$78,686	$67,435
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

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, the Company maintained a full valuation allowance on the net deferred tax assets in certain foreign jurisdictions. The Company analyzes the realizability of the deferred tax assets each period. During the fourth quarter of 2013, the Company concluded that its foreign operations in the respective jurisdictions will generate sufficient taxable income in future periods to realize the tax benefit associated with the related deferred tax assets. Accordingly, we reversed a valuation allowance totaling approximately $2.2 million that was previously recorded against these deferred tax assets.
During 2011, as a result of recording the $101.2 million litigation award and the application of the single sales factor election for California, the Company concluded that it was no longer more likely than not that they would be able to realize the deferred tax assets attributable to the state of California. As a result, the Company established a valuation allowance on the California net deferred tax assets and maintains that valuation allowance as of December 31, 2013.
At December 31, 2013, the Company has federal net operating loss carryforwards of $18.2 million that begin to expire in 2017. In addition, the Company has California and foreign net operating loss carryforwards of approximately $13.1 million and $8.9 million, respectively. The California and foreign net operating loss carryforwards begin to expire in 2014 and 2018, respectively.
During 2008, NuVasive elected the “with and without method — direct effects only”, prescribed in accordance with authoritative guidance, with respect to recognition of stock option excess tax benefits within APIC and will utilize continuing operations net operating losses to offset taxable income before utilization of windfall tax benefits. Included in the aforementioned federal net operating loss carryforwards are $8.3 million of excess tax benefit carryforwards related to stock option deduction windfalls that will be realized in APIC following utilization of all continuing operations tax attributes.
At December 31, 2013, the Company has federal research and development (R&D) credit carryforwards of approximately $2.7 million that will begin to expire in 2018. Additionally, the Company has California R&D credit carryforwards of approximately $6.8 million that can be carried forward indefinitely.
IRC §382 limits the utilization of tax carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. During 2012, the Company completed a formal IRC §382 study with respect to potential ownership changes and additional limitations were not identified. Previous limitations due to §382 have been reflected in the deferred tax assets at December 31, 2013.
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefit at the beginning of the year	$4,399	$4,279	$3,930
Additions from tax positions taken in the current year	13	100	178
Additions from tax positions taken in prior years	92	20	171
Reductions from tax positions taken in prior years	—	—	—
Settlements of tax audits	—	—	—
Unrecognized tax benefit at the end of the year	$4,504	$4,399	$4,279
At December 31, 2013, 2012 and 2011, $3.2 million, $3.2 million and $3.1 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would affect the effective income tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.
The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company's intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of the foreign subsidiaries as of December 31, 2013 are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As the unrecognized tax benefits relate to un-utilized deferred tax assets and because the Company has generated net operating losses since inception for both federal and state income tax purposes through 2009, no additional tax liability, penalties or interest have been recognized for balance sheet or statement of operations purposes as of and for the period ended December 31, 2013 and 2012.

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
The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical offerings, and motion preservation products, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s biologic product line offerings includes allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, all used to aid the spinal fusion process. The Company’s monitoring service offering includes IOM services provided. Revenue by product line offerings was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Spine Surgery Products	$530,370	$471,186	$430,970
Biologics	115,633	110,179	99,759
Monitoring Service	39,170	38,890	9,777
Total Revenue	$685,173	$620,255	$540,506
Revenue and property and equipment, net, by geographic area were as follows (in thousands):

	Revenue			Property and Equipment, Net
	Year Ended December 31,			December 31,
	2013	2012	2011	2013	2012
United States	$620,363	$575,255	$511,310	$109,458	$112,701
International (excludes Puerto Rico)	64,810	45,000	29,196	18,606	12,422
Total	$685,173	$620,255	$540,506	$128,064	$125,123
11.    Legal Proceedings
Medtronic Sofamor Danek USA, Inc. Litigation
In August 2008, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, Medtronic) filed suit against NuVasive in the U.S. District Court for the Southern District of California (the Medtronic Litigation), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one NuVasive patent and on September 20, 2011, a jury from the U.S. District Court delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the 2011 verdict). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, and on June 11, 2013, the District Court ruled on the ongoing royalty rates (the June 2013 ruling). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, on March 19, 2012, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's December 31, 2013 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict. Upon receiving the District Court ruling in June 2013, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, the Company will be required to escrow funds to secure accrued royalties, estimated at $21 million to date, and ongoing royalties. The Company is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13.0 million. Additional damages, including interest may still be awarded, and at December 31, 2013, the Company cannot estimate a range of additional potential loss.
With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at December 31, 2013. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one NuVasive patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of December 31, 2013.
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
In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product infringe two additional Medtronic Patents not asserted in the Southern District of California and that NuVasive's XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of another Medtronic patent. The case was later transferred to the Southern District of California and on March 7, 2013, the Company counterclaimed to allege infringement by Medtronic of eight NuVasive patents not asserted in the first or second phases of the litigation. On June 27, 2013, NuVasive filed an inter partes review petition with the U.S. Patent Office challenging U.S. patent No. 8,444,696, ("the '696 patent"), which issued to Medtronic on May 21, 2013. On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of the '696 patent. The District Court has yet to determine which patents are to be tried in this phase of the case, and a trial readiness conference is scheduled for November 2014. Trial of this third phase of the case is currently scheduled to begin in December 2014. At December 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:9-cv-6988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter, on October 25, 2010 an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. The Company appealed the judgment and on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and re-trial of the matter is currently scheduled to begin in the District Court in Spring 2014. During pendency of the appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys’ fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. At December 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed by Danny Popov in the United States District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. The Company intends to vigorously defend against this action. At December 31, 2013, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Contingencies
The Company is party to certain claims and legal actions arising in the normal course of business. The Company does not expect any such claims and legal actions to have a material adverse effect on its business, results of operations or financial condition.
12.    Regulatory Matter
During the second quarter of 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. The Company is working with the OIG to understand the scope of the subpoena and to provide the requested documents. The Company intends to fully cooperate with the OIG's request. At December 31, 2013, the Company is unable to determine the potential financial impact, if any, that will result from this investigation.

NUVASIVE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Quarterly Data (unaudited)
The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2013
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter
Total revenues	$159,504	$165,698	$169,156	$190,815
Gross profit	120,408	116,954	125,865	141,462
Consolidated net income (loss)	596	(6,728)	7,280	5,837
Net income (loss) attributable to NuVasive, Inc.	851	(6,469)	7,511	6,009
Basic net income (loss) per common share attributable to NuVasive, Inc.	0.02	(0.15)	0.17	0.13
Diluted net income (loss) per common share attributable to NuVasive, Inc.	0.02	(0.15)	0.16	0.13
	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Total revenues	$151,691	$154,419	$148,391	$165,754
Gross profit	114,758	117,885	110,645	123,558
Consolidated net income (loss)	469	2,610	2,139	(2,776)
Net income (loss) attributable to NuVasive, Inc.	673	2,863	2,354	(2,746)
Basic net income (loss) per common share attributable to NuVasive, Inc.	0.02	0.07	0.05	(0.06)
Diluted net income (loss) per common share attributable to NuVasive, Inc.	0.02	0.06	0.05	(0.06)

(1)
Consolidated financial results include a one-time royalty expense charge of $7.9 million, accounting for the difference in using the Medtronic royalty rates stated in the September 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013.

(2)	Consolidated financial results include impairment charges of $8.3 million for Impulse Monitoring's goodwill and $1.4 million related to certain intangible assets.

NuVasive, Inc.
Schedule II: Valuation Accounts
(In thousands)

	Balance at Beginning of Period	Additions(1)	Deductions(2)	Other(3)	Balance at End of Period
Accounts Receivable Valuation Accounts
Year ended December 31, 2013	$2,780	$753	$52	$—	$3,481
Year ended December 31, 2012	$3,430	$107	$757	$—	$2,780
Year ended December 31, 2011	$2,573	$2,328	$488	983	$3,430

	Balance at Beginning of Period	Additions(4)	Deductions(5)	Balance at End of Period
Inventory Reserve
Year ended December 31, 2013	$16,856	$10,003	$4,985	$21,874
Year ended December 31, 2012	$11,739	$9,324	$4,207	$16,856
Year ended December 31, 2011	$6,244	$9,438	$3,943	$11,739

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents recoveries received.

(4)	Amount represents excess and obsolete reserve recorded to cost of sales.

(5)	Excess and obsolete inventory written-off against reserve.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50744) filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

4.1	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K (File No. 000-50744) filed with the Commission on March 16, 2006)

4.2
Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

4.3	Indenture dated as of June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

4.4	Form of 2.75% Convertible Senior Note due 2017 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)

10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (filed herewith)

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

10.6#
Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Amendment No.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.7#	2004 Employee Stock Purchase Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on April 8, 2004)

10.8#	Amendment No. 1 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50744) filed with the Commission on November 7, 2008)

10.9#	Amendment No. 2 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 25, 2011)

10.10#	Amendment No. 3 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2013)

10.11#	Amendment No. 4 to the 2004 Employee Stock Purchase Plan (filed herewith)

Exhibit Number	Description
10.12#
Executive Employment Agreement, dated as of January 2, 2011, by and between NuVasive, Inc. and Alexis V. Lukianov (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.13#
Offer Letter Agreement, dated October 19, 2009, by and between NuVasive, Inc. and Michael Lambert (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.14#	Employment Agreement by and between NuVasive, Inc. and Matthew Link, dated January 2, 2013 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2013)

10.15#
Employment Agreement by and between NuVasive, Inc. and Russell Powers, dated October 4, 2012 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2013)

10.16#	Offer Letter Agreement, dated December 22, 2013, by and between NuVasive, Inc. and Michael Paolucci (filed herewith)

10.17#
Form of Compensation Letter Agreement dated March 4, 2011 between NuVasive, Inc. and each of the following: Keith C. Valentine, Patrick Miles, Michael J. Lambert, Jason M. Hannon and Craig E. Hunsaker (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)

10.18#	Form of Compensation Letter Agreement dated December 18, 2013, between NuVasive, Inc. and Michael Paolucci (filed herewith)

10.19#	Separation Letter Agreement dated December 13, 2013 between NuVasive, Inc. and Craig Hunsaker (filed herewith)

10.20#
Form of Indemnification Agreement between NuVasive, Inc. and each of our directors and officers (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-113344) filed with the Commission on March 5, 2004)

10.21#	Non-Employee Director Cash Compensation Plan (filed herewith)

10.22#
Lease Agreement for Sorrento Summit, entered into as of November 6, 2007, between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q (File No. 000-50744) filed with the Commission on November 8, 2007)

10.23
Confirmation for base call option transaction dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.24
Confirmation for additional call option transaction dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.25
Confirmation for base call option transaction dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.26
Confirmation for additional call option transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.27
Confirmation for base warrant transaction, dated as of June 22, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

Exhibit Number	Description
10.28
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.29
Confirmation for base warrant transaction, dated as of June 22, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.30
Confirmation for additional warrant transaction, dated as of June 24, 2011, between Goldman, Sachs & Co. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.31
Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.32†
Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.33†
Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.34†
Settlement and License Agreement, dated as of April 25, 2013, by and among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 30, 2013)

21.1	List of subsidiaries of NuVasive, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Calculation Linkbase Document

101	XBRL Taxonomy Label Linkbase Document

101	XBRL Taxonomy Presentation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

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