Form 10-Q
period 2014-03-31
NUVASIVE INC
filed 2014-04-30
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 21, 2014, there were 46,598,908 shares of the registrant’s common stock issued and outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,777	$102,825
Short-term marketable securities	176,608	143,449
Accounts receivable, net of allowances of $3,343 and $3,481, respectively	106,269	104,774
Inventory, net	147,721	136,937
Deferred tax assets, current	37,091	37,076
Income taxes receivable	16,512	—
Prepaid expenses and other current assets	11,273	10,947
Total current assets	606,251	536,008
Property and equipment, net	128,857	128,064
Long-term marketable securities	52,209	79,829
Intangible assets, net	89,593	93,986
Goodwill	154,650	154,944
Deferred tax assets, non-current	42,874	42,863
Restricted cash and investments	123,068	119,195
Other assets	27,586	24,679
Total assets	$1,225,088	$1,179,568
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$102,571	$86,057
Accrued payroll and related expenses	24,219	31,095
Current litigation liability	30,000	—
Total current liabilities	156,790	117,152
Senior Convertible Notes	349,632	346,060
Deferred tax liabilities, non-current	2,933	2,934
Litigation liability	93,700	93,700
Other long-term liabilities	17,545	14,844
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized at March 31, 2014 and December 31, 2013, 46,540 and 44,943 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	47	45
Additional paid-in capital	786,285	769,203
Accumulated other comprehensive loss	(2,179)	(3,238)
Accumulated deficit	(188,494)	(170,218)
Total NuVasive, Inc. stockholders’ equity	595,659	595,792
Noncontrolling interests	8,829	9,086
Total equity	604,488	604,878
Total liabilities and equity	$1,225,088	$1,179,568
See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$177,496	$159,504
Cost of goods sold (excluding amortization of purchased technology)	43,294	39,096
Gross profit	134,202	120,408
Operating expenses:
Sales, marketing and administrative	118,104	99,886
Research and development	9,455	9,694
Amortization of intangible assets	3,998	4,376
Litigation liability	30,000	—
Total operating expenses	161,557	113,956
Interest and other expense, net:
Interest income	217	172
Interest expense	(6,865)	(7,032)
Other income, net	375	240
Total interest and other expense, net	(6,273)	(6,620)
Loss before income taxes	(33,628)	(168)
Income tax benefit	(15,095)	(764)
Consolidated net (loss) income	$(18,533)	$596
Net loss attributable to noncontrolling interests	$(257)	$(255)
Net (loss) income attributable to NuVasive, Inc.	$(18,276)	$851

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(0.40)	$0.02
Diluted	$(0.40)	$0.02
Weighted average shares outstanding:
Basic	45,798	44,025
Diluted	45,798	45,316

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Consolidated net (loss) income	$(18,533)	$596
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(12)	(42)
Translation adjustments, net of tax	1,071	(1,787)
Other comprehensive income (loss)	1,059	(1,829)
Total consolidated comprehensive loss	(17,474)	(1,233)
Plus: Net loss attributable to noncontrolling interests	257	255
Comprehensive loss attributable to NuVasive, Inc.	$(17,217)	$(978)

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Consolidated net (loss) income	$(18,533)	$596
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,363	14,581
Amortization of non-cash interest	4,000	3,800
Stock-based compensation	7,764	6,787
Reserves	1,366	28
Other non-cash adjustments	1,661	1,410
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,194)	(1,619)
Inventory	(11,743)	(4,098)
Prepaid expenses and other current assets	(2,807)	(929)
Accounts payable and accrued liabilities	4,491	10,373
Litigation liability	30,000	—
Accrued payroll and related expenses	(7,068)	(6,823)
Net cash provided by operating activities	23,300	24,106
Investing activities:
Cash paid for business and asset acquisitions	—	(5,031)
Purchases of property and equipment	(13,390)	(9,200)
Purchases of marketable securities	(46,126)	(48,916)
Sales of marketable securities	36,257	68,621
Net cash (used in) provided by investing activities	(23,259)	5,474
Financing activities:
Principal payment of 2013 Senior Convertible Notes	—	(74,311)
Proceeds from the issuance of common stock	8,749	36
Other financing activities	(1,094)	100
Net cash provided by (used in) financing activities	7,655	(74,175)
Effect of exchange rate changes on cash	256	(232)
Increase (decrease) in cash and cash equivalents	7,952	(44,827)
Cash and cash equivalents at beginning of period	102,825	123,299
Cash and cash equivalents at end of period	$110,777	$78,472

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Basis of Presentation
Description of Business.    NuVasive, Inc. (the "Company" or "NuVasive") was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. NuVasive's principal product offering includes a minimally-disruptive surgical platform called "Maximum Access Surgery", or "MAS®", as well as an offering of biologics, cervical and motion preservation products. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon. The platform includes a proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring ("IOM") support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of NuVasive's MAS platform, and many of the Company's products, can also be used in open or traditional spine surgery. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.
The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures. In addition, for larger customers, the Company places its proprietary nerve monitoring systems, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. Implants, biologics and disposables are shipped from the Company’s inventories. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and nerve monitoring systems to hospitals.
Basis of Presentation and Principles of Consolidation.    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the parent, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s condensed consolidated financial statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in NuVasive’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company's financial position and of the results of operations and cash flows for the periods presented.
Change in Accounting Estimate.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
During the three months ended March 31, 2014, the Company completed a review of the estimated useful life of the international surgical instrument sets used in support of its business outside of the United States. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain international surgical instrument sets was extended from three to four years, which is consistent with the domestic depreciable lives. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2014. For the three months ended March 31, 2014, depreciation expense, which is included in sales, marketing and administrative expenses, was approximately $0.7 million less than it would have been had the useful life of these assets not been extended. The Company expects to have a $2.8 million favorable impact to its consolidated statement of operations, for the full year ended December 31, 2014 due to this change in estimate. The total net impact to the Company's consolidated statement of operations for all four years affected by the change will be zero.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative gain of $2.2 million and $3.3 million at March 31, 2014 and December 31, 2013, respectively.
Long-Lived Assets.    The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices, when available. In connection with certain restructuring activities, as further described in Note 12, Restructuring Charges, the Company wrote-off approximately $2.2 million in leasehold improvements associated with exiting a majority of the leased square footage at its New Jersey location during the three months ended March 31, 2014. Excluding these leasehold improvements write-offs, the Company did not recognize any significant impairment during the three months ended March 31, 2014. The long-lived assets balances as of March 31, 2014 and December 31, 2013 include Company owned surgical instruments, which are loaned to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures.
Inventories.    The Company’s inventory consists primarily of purchased finished goods which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for such identified items. The inventory reserve was $22.3 million and $21.9 million at March 31, 2014 and December 31, 2013, respectively.
2.   Net Income (Loss) Per Share
The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, employee stock purchase plan shares, restricted stock units, including those with performance conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes due in 2017 (see Note 6).
The following table sets forth the computation of basic and diluted earnings or (loss) per share attributable to the Company (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net (loss) income attributable to the Company	$(18,276)	$851
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	45,798	44,025
Dilutive potential common stock outstanding:
Stock options and Employee Stock Purchase Plan (ESPP)	—	152
Restricted stock units	—	1,139
Weighted average common shares outstanding for diluted	45,798	45,316
Basic net (loss) income per share attributable to the Company	$(0.40)	$0.02
Diluted net (loss) income per share attributable to the Company	$(0.40)	$0.02
The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2014	2013
Stock options, ESPP shares and restricted stock units	7,870	6,489
Warrants	9,553	14,694
Senior Convertible Notes	9,553	10,919
Total	26,976	32,102
3.    Business Combinations
During its history, the Company has completed acquisitions that were not considered individually or collectively material to the overall consolidated financial statements and the results of the Company’s operations. These acquisitions have been included in the consolidated financial statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any noncontrolling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs.
Contingent Consideration Liabilities
As a result of contingent consideration arrangements associated with certain asset and/or business acquisitions, the Company may have future payment obligations which are based on certain technological or operational milestones. In accordance with the authoritative guidance, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the condensed consolidated statement of operations commensurate with the nature of the contingent consideration. At March 31, 2014, the estimated fair value of existing contingent consideration agreements, individually or collectively, are not considered material to the Company’s consolidated financial statements. Reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s condensed consolidated financial statements.
Progentix
In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the "Initial Investment"). NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

In accordance with authoritative guidance, the Company has determined that Progentix is a variable interest entity. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.
Pursuant to authoritative guidance, the equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as a noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the noncontrolling interest holders based on their ownership percentage.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets and liabilities of Progentix included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2014	December 31, 2013
Total current assets	$619	$580
Identifiable intangible assets, net	14,286	14,403
Goodwill	12,654	12,654
Other long-term assets	5	7
Accounts payable & accrued expenses	479	403
Deferred tax liabilities, net	2,770	2,770
Noncontrolling interests	8,829	9,086
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2014	2013
Noncontrolling interests at beginning of period	$9,086	$10,003
Less: Net loss attributable to the noncontrolling interests prior to reclassification from mezzanine to equity	—	255
Less: Net loss attributable to the noncontrolling interests subsequent to reclassification from mezzanine to equity	257	—
Noncontrolling interests at end of period	$8,829	$9,748
Impulse Monitoring and Physician Practices
The Company maintains contractual relationships with several physician practices ("PCs") which were inherited through the acquisition of Impulse Monitoring completed in 2011. Under the contract terms, PCs provide the physician oversight service associated with IOM services. The Company provides management services to the PCs including all non-medical services, management reporting, billing and collections of all charges for medical services provided as well as administrative support. The PCs pay the Company a management fee for these services that is settled on a monthly basis. In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities as NuVasive has both (1) the power to direct the economically significant activities of the PCs and (2) the obligation to absorb losses of, or the right to receive benefits from, the PCs. Therefore, the accompanying condensed consolidated financial statements include the accounts of the PCs from the date of acquisition. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.
4.    Financial Instruments and Fair Value Measurements
The Company invests a portion of its cash in certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the condensed consolidated statements of operations. As of March 31, 2014, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented. If an investment is deemed other than temporarily impaired, the impairment is charged to earnings and a new cost basis for the security is established. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the condensed consolidated statements of operations. Interest and

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends on securities classified as available-for-sale are also included in interest income on the condensed consolidated statements of operations. Realized gains and losses and interest income and expense related to marketable securities were immaterial during all periods presented.
According to the Company's investment policy, the Company maintains a diversified investment portfolio in terms of types, maturities, and credit exposure, and it requires the Company to invest with institutions that have high credit quality. The Company does not currently hold derivative financial investments or speculative investments. The carrying amounts of other financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2014 and December 31, 2013 approximate their related fair values due to the short-term maturities of these instruments. The estimated fair value of the Company’s capital lease obligations approximated their carrying values. The fair value and carrying value of the Company’s Senior Convertible Notes is discussed in Note 6.
The fair value, based on a quoted market price, (Level 1), of the outstanding 2017 Notes at March 31, 2014 and December 31, 2013 was approximately $476.0 million and $439.3 million, respectively.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Classified as current assets
Certificates of deposit	Less than 1	$832	$—	$—	$832
Corporate notes	Less than 1	95,983	32	(23)	95,992
Commercial paper	Less than 1	19,985	—	—	19,985
U.S. government treasury securities	Less than 1	1,500	2	—	1,502
Securities of government-sponsored entities	Less than 1	58,278	34	(15)	58,297
Short-term marketable securities		176,578	68	(38)	176,608
Classified as non-current assets
Certificates of deposit	1 to 2	283	—	—	283
Corporate notes	1 to 2	32,842	11	(45)	32,808
Securities of government-sponsored entities	1 to 2	19,104	18	(4)	19,118
Long-term marketable securities		52,229	29	(49)	52,209
Classified as restricted investments
U.S. government treasury securities	Less than 2	40,456	30	(2)	40,484
Securities of government-sponsored entities	Less than 2	28,108	5	(18)	28,095
Restricted investments		68,564	35	(20)	68,579
Total marketable securities at March 31, 2014		$297,371	$132	$(107)	$297,396

December 31, 2013:
Classified as current assets
Certificates of deposit	Less than 1	$833	$—	$—	$833
Corporate notes	Less than 1	71,611	23	(6)	71,628
Commercial paper	Less than 1	19,973	—	—	19,973
U.S. government treasury securities	Less than 1	7,603	2	—	7,605
Securities of government-sponsored entities	Less than 1	43,405	14	(9)	43,410
Short-term marketable securities		143,425	39	(15)	143,449
Classified as non-current assets
Certificates of deposit	1 to 2	283	—	—	283
Corporate notes	1 to 2	32,309	23	(14)	32,318
U.S. government treasury securities	1 to 2	1,500	1	—	1,501
Securities of government-sponsored entities	1 to 2	45,722	19	(14)	45,727
Long-term marketable securities		79,814	43	(28)	79,829
Classified as restricted investments
U.S. government treasury securities	Less than 2	43,274	16	(6)	43,284
Securities of government-sponsored entities	Less than 2	29,125	4	(16)	29,113
Restricted investments		72,399	20	(22)	72,397
Total marketable securities at December 31, 2013		$295,638	$102	$(65)	$295,675

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2014 and 2013.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$59,433	$59,433	$—	$—
Certificates of deposit	1,115	1,115	—	—
Corporate notes	128,800	—	128,800	—
Commercial paper	19,985	—	19,985	—
U.S. government treasury securities	41,986	41,986	—	—
Securities of government-sponsored entities	105,510	—	105,510	—
Total cash equivalents, marketable securities and restricted investments	$356,829	$102,534	$254,295	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(604)	$—	$—	$(604)
Total contingent consideration	$(604)	$—	$—	$(604)

December 31, 2013:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$72,514	$72,514	$—	$—
Certificates of deposit	1,116	1,116	—	—
Corporate notes	103,946	—	103,946	—
Commercial paper	19,973	—	19,973	—
U.S. government treasury securities	52,390	52,390	—	—
Securities of government-sponsored entities	118,250	—	118,250	—
Total cash equivalents, marketable securities and restricted investments	$368,189	$126,020	$242,169	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(616)	$—	$—	$(616)
Acquisition-related liabilities, non-current	$(596)	$—	$—	$(596)
Total contingent consideration	$(1,212)	$—	$—	$(1,212)
Contingent Consideration Liability
In connection with an immaterial acquisition in 2012, the Company is required to pay an amount not to exceed €2.0 million in the event two specified revenue-based milestones are met. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Based on these assumptions, the estimated fair value of the contingent consideration totaled $0.6 million at March 31, 2014 and is included in accrued liabilities in the March 31, 2014 condensed consolidated balance sheet. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31,
	2014	2013
Fair value measurement at beginning of period	$1,212	$1,074
Change in fair value measurement included in operating expenses	—	(17)
Contingent consideration paid or settled	(608)	—
Fair value measurement at end of period	$604	$1,057
5.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
March 31, 2014:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$62,328	$(23,142)	$39,186
Manufacturing know-how and trade secrets	12	21,997	(10,352)	11,645
Trade name and trademarks	11	9,500	(3,564)	5,936
Customer relationships	8	43,871	(21,685)	22,186
Total intangible assets subject to amortization	10	$137,696	$(58,743)	$78,953

Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,650
Total goodwill and intangible assets, net				$244,243

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2013:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$62,328	$(21,359)	$40,969
Manufacturing know-how and trade secrets	12	21,997	(9,890)	12,107
Trade name and trademarks	11	9,500	(3,317)	6,183
Customer relationships	8	43,871	(19,784)	24,087
Total intangible assets subject to amortization	10	$137,696	$(54,350)	$83,346

Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,944
Total goodwill and intangible assets, net				$248,930

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total expense related to the amortization of intangible assets was $4.0 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.
Total future amortization expense related to intangible assets subject to amortization at March 31, 2014 is set forth in the table below (in thousands):

Remaining 2014	$10,292
2015	13,182
2016	12,705
2017	10,352
2018	9,834
2019	8,480
Thereafter through 2026	14,108
Total future amortization expense	$78,953
6.    Senior Convertible Notes
The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	March 31, 2014	December 31, 2013
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(52,868)	(56,440)
Senior Convertible Notes due 2017, net of unamortized discount	$349,632	$346,060
2.75% Senior Convertible Notes due 2017
In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the "2017 Notes"). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st, beginning January 1, 2012.
Prior to January 1, 2017, holders may convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
As of March 31, 2014, the "if-converted" value of the 2017 Notes did not exceed the principal amount and none of the conditions allowing holders of the 2017 Notes to convert had been met.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with authoritative guidance, $49.3 million was recorded in stockholders' equity, and $88.9 million of debt discount was recorded during 2011. The debt discount is being recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes.
The interest expense recognized on the 2017 Notes during the three months ended March 31, 2014 includes $2.8 million and $3.6 million for the contractual coupon interest and the accretion of the debt discount, respectively. During the three months ended March 31, 2013, interest expense recognized on the 2017 Notes includes $2.8 million and $3.3 million for the contractual coupon interest and the accretion of the debt discount, respectively.
In connection with the offering of the 2017 Notes, the Company entered into a convertible note hedge transaction (the "2017 Hedge") with the initial purchasers and/or their affiliates (the "2017 Counterparties") entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. In accordance with authoritative guidance, the derivative asset was assessed at a fair value and recorded in stockholders’ equity since the financial instruments were indexed to the Company's own stock. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge.
In addition, the Company sold warrants to the 2017 Counterparties to acquire up to 477,654 shares of the Company’s Series A Participating Preferred Stock (the "2017 Warrants"), at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is convertible into 20 shares of the Company’s common stock, or up to 9,553,080 common shares. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares. The Company received $47.9 million in cash proceeds from the sale of the 2017 Warrants, which has been recorded as an increase in additional paid-in-capital. The 2017 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price of the 2017 Warrants.
7.   Stock-Based Compensation
Under the 2004 Amended and Restated Equity Incentive Plan, as amended (the "2004 EIP"), the Company had the ability to grant stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance awards, and deferred stock awards. The 2004 EIP terminated in accordance with its terms on February 20, 2014. Since it has terminated, no further awards may be granted under the 2004 EIP, however, that plan continues to govern grants made under it. In March 2014, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc. subject to stockholder approval, which, if approved, would also provide the Company with the ability to grant equity awards to its workforce. Additionally, the NuVasive, Inc. 2004 Employee Stock Purchase Plan, as amended (the "ESPP") provides eligible employees with a means of acquiring equity in the Company through accumulated payroll deductions and at a discounted purchase price.
The Company uses the Black-Scholes option-pricing model (the "Black-Scholes model") to value share-based employee stock option and purchase right awards and Monte Carlo simulations (the "Monte Carlo model") to value performance-based restricted stock units. The Company uses the stock price on the date of grant to value time-based restricted stock units. The determination of fair value of stock-based payment awards using the Black-Scholes model and the Monte Carlo model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the condensed consolidated statements of operations. Among these cost-affecting estimates are the expected term of awards, estimated forfeitures, expected volatility of the Company’s stock price, expected dividends and the risk-free interest rate. In addition to these assumptions, performance-based conditions require the assessment of probability of achievement and correlation coefficients. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service periods.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Purchase Rights
The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended March 31,
	2014	2013
ESPP
Volatility	47%	58%
Expected term (years)	1.1	1.5
Risk free interest rate	0.2%	0.2%
Expected dividend yield	—%	—%
The Company did not grant any stock options during the three months ended March 31, 2014 or 2013.
The Company issued approximately 405,000 shares of common stock upon the exercise of stock options during the three months ended March 31, 2014 and issued approximately 177,000 shares of common stock upon the exercise of stock options during the year ended December 31, 2013.
Restricted Stock Units
Time-based restricted stock units ("RSUs") represent a right to receive shares of common stock at a future date determined in accordance with the participant’s award agreement. An exercise price and monetary payment are not required for receipt of RSUs or the shares issued in settlement of the respective awards. Instead, consideration is furnished in the form of the participant’s services to the Company. Time-based RSUs have graded vesting terms of up to four years. Total compensation cost for these awards is based on the fair value of the award on the date of grant. Performance-based restricted stock units ("PRSUs") are granted to certain senior Company executives and are earned based on the achievement of pre-defined performance criteria. The Compensation Committee has granted PRSUs annually since 2012, of which shares were earned in 2012 and 2013 pursuant to such types of awards. During February 2014, the Compensation Committee granted PRSUs (the "2014 PRSUs") with performance criteria measured by the Company’s two-year total shareholder return ("TSR") and total revenue growth, each as measured over the two-year performance period spanning 2014 and 2015. Each performance metric is also weighted equally and determined independently. The Company’s two-year TSR is measured as the change in the Company’s stock price between the opening stock price for 2014 and December 31, 2015, with the latter price being measured as the fifteen trading-day trailing average of the Company's stock price as of December 31, 2015. The target TSR is the median TSR of the companies comprising the Dow Jones Medical Devices Index. Achievement of a Company two-year TSR in excess of the 90th percentile of the index will result in shares equal to 250% of the target amount of PRSUs being awarded for this goal. Conversely, no shares would be awarded if the Company’s two-year TSR is below the 30th percentile of the index; provided, however, that, if the Company’s TSR during the two-year performance period is more than 5%, then, notwithstanding the Company’s percentile ranking, the minimum PRSU multiplier will be 25%. Revenue growth performance is measured as total revenue growth against the target revenue growth as determined by the Compensation Committee, measured over the two-year performance period spanning fiscal years 2014 and 2015. Achievement of 185.7% of the target revenue growth goal would result in shares equal to 250% of the target amount of PRSUs being awarded for this goal. Conversely, no shares would be awarded upon achievement of less than 28.6% of the target revenue growth goal. The number of shares achieved with respect to the 2014 PRSUs will be determined in or around January 2016, upon determination of the Company’s two-year TSR and total revenue growth over the two-fiscal year performance period as compared to the respective targets. Once the number of shares are determined pursuant to the formula, half of any such shares will vest on a date shortly after the date of such determination, as determined by the Compensation Committee, and the remaining half will vest on the one-year anniversary of such date, subject to continuous employment through each of the vesting dates.
The fair value of the 2014 PRSUs based on the TSR performance metric is measured on the date of grant using a Monte Carlo model and the associated expense is amortized over the three-year period from the date of grant. The fair value of the PRSUs based on the revenue growth performance metric is measured on the date of grant, considering a probability of achieving the specific goals, and expense is amortized over the three-year vesting period.
The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting forfeitures on RSUs by employee ("shareowner") rank as the basis to arrive at its estimated annual pre-vesting forfeiture rate of 0% to 8% per year for the three months ended March 31, 2014.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2014, there was $44.2 million of unamortized compensation expense for RSUs and PRSUs to be recognized over the remaining vesting periods.
The Company issued approximately 1,210,000 shares of common stock upon the vesting of RSUs and PRSUs during the three months ended March 31, 2014 and issued approximately 665,000 shares of common stock upon the vesting of RSUs and PRSUs during the year ended December 31, 2013.
The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Sales, marketing and administrative expense	$7,186	$6,424
Research and development expense	465	342
Cost of goods sold	113	21
Total stock-based compensation expense	$7,764	$6,787
8.    Income Taxes
The Company recorded an income tax benefit of $15.1 million for the three months ended March 31, 2014 and an income tax benefit of $0.8 million for the three months ended March 31, 2013. The effective income tax benefit rate for the three months ended March 31, 2014 was 45% and reflects an expected statutory tax benefit associated with the trademark litigation accrual, reduced by U.S. permanent tax items primarily relating to stock-based compensation and non-deductible expenses. The effective income tax benefit rate for the three months ended March 31, 2013 was 455% and reflected a discrete tax benefit of $0.9 million, or 536% of pre-tax loss, related to the 2012 federal research and development credit which was retrospectively reinstated in the three months ended March 31, 2013. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
There were no material changes to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 31, 2014.
The Globalization Initiative, which involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles, was implemented in January 2014. The results for the three months ended March 31, 2014 reflect the impacts of implementing this initiative.
9.    Business Segment, Product and Geographic Information
The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated by the chief operating decision maker and the lack of availability of discrete financial information.
The company operates under three products lines for revenues; Spine Surgery Products, Biologics and a Monitoring Service. The Company’s Spine Surgery Product line offerings, which include thoracolumbar product offerings, cervical offerings, and a set of motion preservation products still under development, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s Biologic product line offerings includes allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, all used to aid the spinal fusion process. The Company’s Monitoring Service offering includes IOM services. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Spine Surgery Products	$137,308	$122,667
Biologics	29,489	27,156
Monitoring Service	10,699	9,681
Total Revenue	$177,496	$159,504

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and property and equipment, net, by geographic area were as follows (in thousands):

	Revenue		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
	2014	2013	2014	2013
United States	$158,394	$146,222	$108,924	$109,458
International (excludes Puerto Rico)	19,102	13,282	19,933	18,606
Total	$177,496	$159,504	$128,857	$128,064
10.    Contingencies
We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business. They include, for example, commercial, intellectual property, environmental, securities and employment matters. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have adequately accrued an amount in our financial position for such contingent liabilities, and except for those that are specifically addressed below, that the Company considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
Legal Proceedings
Medtronic Sofamor Danek USA, Inc. Litigation
In August 2008, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, "Medtronic") filed suit against NuVasive in the U.S. District Court for the Southern District of California (the "Medtronic Litigation"), alleging that certain of NuVasive’s products infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents. The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one NuVasive patent and on September 20, 2011, a jury from the U.S. District Court delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the "2011 verdict"). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, and on June 11, 2013, the District Court ruled on the ongoing royalty rates (the "June 2013 ruling"). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, on March 19, 2012, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's March 31, 2014 condensed consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict. Upon receiving the District Court ruling in June 2013, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, the Company will be required to escrow funds to secure accrued royalties, estimated at $23 million to date, and ongoing royalties. The Company is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest may still be awarded, and at March 31, 2014, the Company cannot estimate a range of additional potential loss.
With respect to the favorable verdict delivered regarding the one NuVasive patent, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at March 31, 2014. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one NuVasive patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of March 31, 2014.
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
In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430, that NuVasive's Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146, and that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997. The case was later transferred to the Southern District of California and on March 7, 2013, NuVasive counterclaimed to allege infringement by Medtronic of U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On June 27, 2013, NuVasive filed an inter partes review petition with the U.S. Patent Office challenging U.S. Patent No. 8,444,696 ("the '696 Patent"), which issued to Medtronic on May 21, 2013. On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of the '696 Patent. The District Court has yet to determine which patents are to be tried in this phase of the case and has stayed litigation of a number of Medtronic and NuVasive patents currently subject to inter partes reexamination proceedings conducted by the Patent Office. Trial on this third phase of the case is anticipated to begin in early 2015. At March 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. ("NMP") filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:9-cv-6988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s "NeuroVision" trademark registrations, injunctive relief and damages based on NMP’s common law use of the "NeuroVision" mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. After trial of the matter on October 25, 2010, an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million. The Company appealed the judgment and on September 10, 2012, the Ninth Circuit Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge for re-trial of the matter. During pendency of the appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys’ fees and costs. As a result of the reversal of the judgment at the conclusion of the appeal, the full $62.5 million was released from escrow and returned to the Company. Re-trial of this matter began on March 25, 2014. On April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. Judgment has not been entered, and a hearing on NuVasive's affirmative defenses and motions for judgment as a matter of law and for a new trial, as well as NMP's motions for cancellation of trademark and a permanent injunction is anticipated to occur in June 2014. At March 31, 2014, the jury verdict represents a probable loss that can reasonably be determined.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a $30 million liability related to this litigation.
Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed by Danny Popov in the United States District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. On March 28, 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws, which is scheduled to be heard by the court on July 14, 2014. The Company intends to vigorously defend against this action. At March 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
11.    Regulatory Matter
During the three months ended June 30, 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. The Company is working with the OIG to understand the scope of the subpoena and to provide the requested documents. The Company intends to fully cooperate with the OIG's request. At March 31, 2014, the Company is unable to determine the potential financial impact, if any, that will result from this investigation.
12.    Restructuring Charges
During the three months ended March 31, 2014, as part of a company-wide efficiency effort, the Company reduced its footprint on the east coast of the United States in order to match its current and projected business needs without adversely impacting its ability to deliver surgeon education and local customer fulfillment. At March 31, 2014, the Company exited a majority of the leased square footage at its New Jersey location and made a decision to terminate the lease early at December 2017. As a result of the reduction in space, the Company recorded restructuring and associated impairment charges in the three months ended March 31, 2014 of approximately $6.4 million. Of the total restructuring and associated impairment charges, an approximately $0.1 million gain was related to the write-off of deferred rent offset by the noncash impairment of assets. The remaining $6.5 million loss was related to cash payments made during the current period as well as those anticipated to occur during subsequent periods, primarily associated with future rental payments through December 31, 2017 and lease termination charges, offset by estimated future sublease income. As of March 31, 2014, the total recorded liability associated with this early lease termination was $6.4 million. The charge is recorded within sales, marketing and administrative expense in the Condensed, Consolidated Statements of Operations for the three months ended March 31, 2014. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Condensed Consolidated Balance Sheets for the three months ended March 31, 2014.
13.    Subsequent Events
As previously discussed in the Form 8-K filed with the SEC, an unfavorable jury verdict was delivered against NuVasive on April 3, 2014 relating to the Company's use of the trade name "NeuroVision" in the amount of $30 million. The Company strongly disagrees with the verdict and intends to vigorously defend its right to use the "NeuroVision" trademark. The Company intends to file post-trial motions in the U.S. District Court for the Central District of California (the "District Court") seeking judgment as a matter of law, and, in the alternative, a new trial. If necessary, the Company intends to appeal the verdict to the Ninth Circuit Court of Appeals. In the event NuVasive’s post-trial motions are denied and judgment is ultimately entered by the District Court, any payment of damages per the judgment will be stayed pending resolution of the appeals process (which could take up to two years). In accordance with authoritative guidance, the jury verdict is considered a recognizable subsequent event. The amount of the jury verdict represents a probable loss that can be reasonably estimated. Accordingly, the Company recorded a liability of $30 million as of March 31, 2014 for this anticipated cost. This additional expense, net of tax, lowered basic and diluted income per share by $0.41.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading "Risk Factors," and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2013. We do not intend to update these forward looking statements to reflect future events or circumstances.
Overview
We are a medical device company focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.7 billion globally in 2014. Our principal product offering includes a minimally-disruptive surgical platform called "Maximum Access Surgery", or "MAS®". The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring ("IOM") support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings used to aid the spinal fusion process or bone healing include allograft (donated human tissue), Osteocel Plus®, an allograft cellular matrix containing viable mesenchymal stem cells, or "MSCs", FormaGraft®, a collagen synthetic product, and AttraX®, a synthetic bone graft material, currently available commercially only in select markets outside of the U.S. Our subsidiary, Impulse Monitoring, Inc. ("Impulse Monitoring") provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.
Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as "eXtreme Lateral Interbody Fusion", or "XLIF®", in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems assist surgeons in avoiding critical nerves.
At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure or some of its components. We have worked with our surgeon customers and the North American Spine Society ("NASS") who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, the majority of insurance companies provide reimbursement for XLIF procedures. However, certain carriers - large and small - may have policies significantly limiting coverage of XLIF, Instrumented Lumbar Interlaminar Fusion ("ILIF"), Osteocel Plus, the PCM® Cervical Disc System, and/or other procedures or products we sell. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. To date, we have not experienced significant lack of payment for our procedures based on these policies.
In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. In the fourth quarter of 2012, we received U.S. Food and Drug Administration (the "FDA") approval of the PCM® device, a motion-preserving total disc replacement device, further strengthening our cervical product offering and our continued trend of increasing our market share.
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
IOM monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report revenues based on the amount expected to be collected.
The majority of our operations are located in the United States and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agencies and directly-employed sales shareowners, both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channels. We are continuing to invest in our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.
During the three months ended June 30, 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We are working with the OIG to understand the scope of the subpoena and to provide the requested documents. We intend to fully cooperate with the OIG's request and will provide periodic updates as information becomes available. Responding to the subpoena requires Management's attention and results in significant legal expense. Any adverse findings related to this investigation could result in significant financial penalties against the Company.
Results of Operations
Revenue

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Spine Surgery Products	$137,308	$122,667
Biologics	29,489	27,156
Monitoring Service	10,699	9,681
Total revenue	$177,496	$159,504	$17,992	11%
The continued adoption of minimally invasive procedures for spine has led to the expansion of our innovative procedures. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and our newer international markets as our sales force executes on our strategy of selling the full mix of our products. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the proliferation of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2014 will come primarily from share gains in the shift toward less invasive spinal surgery and international growth.
Our total revenues increased $18.0 million in the three months ended March 31, 2014, representing total revenue growth of 11% for the three months ended March 31, 2014 compared to the same periods in 2013.
Revenue from our Spine Surgery Products increased $14.6 million, or 12% in the three months ended March 31, 2014 compared to the same period in 2013. This increase resulted from an increase in volume of approximately 14% offset by small unfavorable changes in price of approximately 2% in the three months ended March 31, 2014 compared to the same period in 2013.

Revenue from Biologics increased $2.3 million, or 9%, in the three months ended March 31, 2014 compared to the same period in 2013, which was due to an increase in volume.
Revenue from Monitoring Services increased $1.0 million, or 11% in the three months ended March 31, 2014 compared to the same period in 2013. This increase resulted primarily from increases in case volume and collections in the three months ended March 31, 2014 compared to the same period in 2013.
Cost of Goods Sold, excluding amortization of purchased technology

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$43,294	$39,096	$4,198	11%
% of total revenue	24%	25%
Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM services, which includes personnel and physician oversight costs.
Cost of goods sold as a percentage of revenue decreased in the three months ended March 31, 2014 compared to the same period in 2013. The factors that contributed to this decrease were margin improvements resulting from our acquisition of the spine implant manufacturer ANC, LLC (now named NuVasive Manufacturing Limited, or "NML"), which occurred in May 2013, increased margins from IOM services as a result of increases in collections, a lower inventory reserve trend in the three months ended March 31, 2014 compared to the same period in 2013, and a lower margin impact from the medical device tax due to favorable revenue mix in the three months ended March 31, 2014 compared to the same period in 2013. These margin improvements were partially offset by lower international margins due to revenue mix as well as an increased Medtronic royalty accrual during the three months ended March 31, 2014 as compared with 2013. The increased royalty accrual accounts for the difference in using the royalty rates stated in the September 2011 verdict versus those in the June 2013 ruling (see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements).
We expect cost of goods sold, as a percentage of revenue, to approximate 24% for the remainder of 2014.
Operating Expenses
Sales, Marketing and Administrative

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$118,104	$99,886	$18,218	18%
% of total revenue	67%	63%
Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for shareowners engaged in sales, marketing and customer support functions; distributor commissions; depreciation expense for surgical instrument sets; shipping costs; surgeon training costs; shareowner related expenses for our administrative functions; and third-party professional service fees.
As a percentage of revenue, sales, marketing and administrative expenses increased in the three months ended March 31, 2014 compared to the same period in 2013. Of this increase, $6.4 million relates to a charge taken during the three months ended March 31, 2014 as a result of exiting the majority of our New Jersey lease prior to the end of the lease term.
Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, worldwide sales force headcount, distribution and customer support headcount, freight expenses, and continued investment in our international market, increased $8.0 million in the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily a result of our revenue growth during the three months ended March 31, 2014 compared to the same period in 2013.

Compensation and other shareowner related expenses for our marketing and administrative support functions increased $1.6 million in the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily the result of an increase in headcount.
In addition, legal expenses increased $0.8 million in the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily related to costs incurred in response to the OIG subpoena received during the second quarter of 2013 as well as increases in certain intellectual property related legal matters. Expenses incurred in relation to the Medtronic litigation remained consistent in the three months ended March 31, 2014 compared to the same period in 2013.
For the remainder of 2014 and on a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately.
Research and Development

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$9,455	$9,694	$(239)	(2)%
% of total revenue	5%	6%
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
Research and development facilities expenses and compensation and other shareowner related expenses, including performance-based and stock-based compensation, increased $1.6 million in the three months ended March 31, 2014 compared to the same period in 2013, and relates to increased headcount and investments in capital equipment.
Expenses incurred related to the acquisition of research and development intangible assets charged to expense in accordance with the authoritative accounting guidance decreased $1.9 million in the three months ended March 31, 2014 compared to the same period in 2013.
For the remainder of 2014, as a percentage of revenue, we expect total research and development costs to moderately increase over current levels in support of our ongoing development and 510k product approval efforts.
Amortization of Intangible Assets

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$3,998	$4,376	$(378)	(9)%
% of total revenue	2%	3%
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense decreased $0.4 million in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to certain intangible assets reaching the end of their useful lives subsequent to March 31, 2013.

Litigation Liability

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$30,000	$—	$30,000	100%
% of total revenue	17%	—%
Litigation liability relates to the unfavorable jury verdict that was delivered against us relating to the Company's use of the trade name "NeuroVision" in the amount of $30 million. The amount of the jury verdict represents a probable loss that can be reasonably estimated. Accordingly, we recorded a liability of $30 million as of March 31, 2014 for this anticipated cost.
Interest and Other Expense, Net

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Interest income	$217	$172
Interest expense	(6,865)	(7,032)
Other income, net	375	240
Total interest and other expense, net	$(6,273)	$(6,620)	$347	(5)%
% of total revenue	(4)%	(4)%
Interest and other expense, net, consists principally of interest expense incurred on our 2013 and 2017 Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. Interest and other expense, net decreased $0.3 million in the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of having paid off the 2013 Senior Convertible Notes on March 15, 2013.
Interest and other expense, net, as a percentage of revenues, is expected to remain consistent for the remainder of the year.
Income Tax Expense (Benefit)

	March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$(15,095)	$(764)	$(14,331)	1,876%
Effective income tax (benefit) rate	(45)%	(455)%
We recorded an income tax benefit of $15.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. The effective income tax benefit rate for the three months ended March 31, 2014 was 45% compared to an income tax benefit rate of 455% for the three months ended March 31, 2013. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
For the three months ended March 31, 2014, our expected statutory tax benefit associated with the Trademark Infringement litigation accrual has been reduced by US permanent tax items primarily relating to stock-based compensation and non-deductible expenses. The income tax provision for the three months ended March 31, 2013 reflected a discrete tax benefit of $0.9 million, or 536% of pre-tax loss, related to the 2012 federal research and development credit which was retrospectively reinstated in the three months ended March 31, 2013.
The Company implemented its Globalization Initiative in January 2014, which involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. The Company intends to continue to streamline its international operations over time, including procurement, logistics and customer service functions, with the expectation of achieving overall operational efficiencies, including asset utilization, cost and expense savings and standardization and compliance benefits. We expect a detrimental impact on our effective tax rate over the next few years as a result of this initiative.
Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financing issued in June 2011. A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in U.S. dollars. Accordingly, we do not have any material exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
The 2017 Notes were issued in June 2011 with a $402.5 million principal amount and an interest rate of 2.75%. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. We pay 2.75% interest per annum on the principal amount of the 2017 Notes. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, solely at our election. Interest on the 2017 Notes began accruing in June 2011 and is payable semi-annually on January 1st and July 1st of each year.
In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our March 31, 2014 consolidated balance sheet. Further, as a result of the June 2013 District Court ruling on the ongoing royalty rates, we will be required to escrow funds to secure accrued royalties, estimated at $23 million to date, and ongoing royalties.
On April 3, 2014, an unfavorable jury verdict was delivered against us relating to our use of the trade name "NeuroVision". Accordingly, we established a liability of $30 million as of March 31, 2014. The $30 million verdict amount may require funding a trust which would be classified as restricted cash, pending the outcome of post-trial motions and the likely appellate process. In the event that we are unable to prevail in future legal action, we could be required to have a significant cash outlay.
Cash, cash equivalents and marketable securities was $339.6 million and $326.1 million at March 31, 2014 and December 31, 2013, respectively. The increase primarily relates to $23.3 million in cash from operations and proceeds from the issuance of common stock of $8.7 million, offset by $13.4 million in capital expenditures during the three months ended March 31, 2014. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, and the evolution of our Globalization Initiative. At March 31, 2014, we have cash and investments totaling $123.1 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results and working capital requirements. We believe our current cash and cash equivalents, investments and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future. We have historically invested our cash primarily in U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy has exacerbated those risks and may affect the value of our current investments and restrict our ability to access the capital markets or even our own funds.
Cash flows from operating activities
Cash provided by operating activities was $23.3 million for the three months ended March 31, 2014, compared to $24.1 million for the same period in 2013. The $0.8 million decrease in cash provided by operating activities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due to net loss for the period ended March 31, 2014, combined with an increase in amounts paid for inventory, prepaid expenses and other current assets, offset by adjustment for non-cash items and an increase in account payable, accrued liabilities and litigation liability.
Cash flows from investing activities
Cash used in investing activities was $23.3 million for the three months ended March 31, 2014, compared to $5.5 million of cash provided by investing activities for the same period in 2013. The $28.7 million decrease in cash provided by investing activities for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to a net decrease in marketable securities and an increase in purchases of property and equipment.
Cash flows from financing activities
Cash provided by financing activities was $7.7 million for the three months ended March 31, 2014, compared to cash used in financing activities of $74.2 million for the same period in 2013. The $81.8 million increase in cash provided by financing activities is primarily due the repayment of the 2013 Senior Convertible Notes during the three months ended March 31, 2013 as well as an increase in proceeds from the issuance of common stock of $8.7 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Senior Convertible Notes
In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st, beginning January 1, 2012.
In March 2008, the Company issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the "2013 Notes"). During the year ended December 31, 2011, the Company repurchased, in privately negotiated transactions, approximately $155.7 million in principal of its 2013 Notes. The repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. The remaining balance of the 2013 Notes matured on March 15, 2013 and accordingly, during the three months ended March 31, 2013, the Company repaid the total outstanding principal amount of $74.3 million in cash. In connection with the offering of the 2013 Notes, the Company sold to the initial purchasers and/or their affiliates warrants to acquire up to 5.1 million shares of the Company's common stock (the "2013 Warrants"). All 2013 Warrants expired unexercised on or before October 8, 2013.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and there have been no material changes during the three months ended March 31, 2014.
Off-Balance Sheet Arrangements
We have not engaged in any off-balance sheet activities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of March 31, 2014. Based on such evaluation, our management has concluded as of March 31, 2014, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting.    There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:
Medtronic Sofamor Danek USA, Inc. Litigation
As reported by us previously, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, "Medtronic"), on August 18, 2008, filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of NuVasive’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents. Three of the patents were later withdrawn by Medtronic leaving the following nine patents in the lawsuit: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic ("Medtronic Patents"). NuVasive counterclaimed alleging that NuVasive’s U.S. Patent Nos. 7,207,949; 7,582,058; and 7,470,236 are infringed by Medtronic’s NIM-Eclipse System and accessories and Quadrant products, and "DLIF" (Direct Lateral Interbody Fusion) surgical technique.
Given the number of patents asserted in the litigation, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the District Court, delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the "2011 verdict"). Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, and on June 11, 2013, the District Court ruled on the ongoing royalty rates (the "June 2013 ruling"). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, the Company entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's March 31, 2014 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict. Upon receiving the District Court ruling in June 2013, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $23 million to date, and ongoing royalties. NuVasive is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages, including interest, may still be awarded, and at March 31, 2014, the Company cannot estimate a range of additional potential loss.
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
In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe U.S. Patent No. 8,021,430, that NuVasive's Osteocel® Plus bone graft product infringes U.S. Patent No. 5,676,146, and that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997. The case was later transferred to the Southern District of California, and on March 7, 2013, NuVasive counterclaimed to allege infringement by Medtronic of U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On June 27, 2013, NuVasive filed an inter partes review petition with the U.S. Patent Office challenging U.S. Patent No. 8,444,696 (the "'696 Patent") which issued to Medtronic on May 21, 2013. On July 25,2013, Medtronic amended its complaint to add a charge of infringement of the '696 Patent. The District Court has yet to determine which patents are to be tried in this phase of the case and has stayed litigation of a number of Medtronic and NuVasive patents currently subject to inter partes reexamination proceedings conducted by the Patent Office. Trial on this third phase of the case is anticipated to begin in early 2015. At March 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. ("NMP") filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's "NeuroVision" trademark registrations, injunctive relief and damages based on NMP's common law use of the "NeuroVision" mark. On November 23, 2009, the Company denied the allegations in NMP's complaint. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the "NeuroVision" trade name. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment and on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge.
On October 5, 2012, the case was reassigned to a new District Court judge for re-trial of the matter. During pendency of the appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys' fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. Re-trial of this matter began on March 25, 2014. On April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. Judgment has not been entered, and a hearing on NuVasive's affirmative defenses and motions for judgment as a matter of law and for a new trial, as well as NMP's motions for cancellation of trademark and a permanent injunction is anticipated to occur in June 2014. At March 31, 2014, the jury verdict represents a probable loss that can reasonably be determined. In accordance with the authoritative guidance on the evaluation of loss contingencies, the

Company has recorded a $30 million liability related to this litigation. The $30 million verdict amount may be set aside on the balance sheet as restricted cash, pending the outcome of post-trial motions and the likely appellate process.
Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed by Danny Popov in the U.S. District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. On March 28, 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws, which is scheduled to be heard by the court on July 14, 2014. The Company intends to vigorously defend against this action. At March 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Item 1A.    Risk Factors
An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 (the "Risk Factors") together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our Annual Report on Form 10-K actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of NuVasive's CoRoent XL implants and 8.25% on certain of NuVasive's MaXcess III retractors and related products. On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. We entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $23 million to date, and ongoing royalties, plus prejudgment interest, which represents a material reduction in our cash resources available for investment.
In August 2012, Medtronic filed additional patent claims against us alleging that various NuVasive spinal implants (including our CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic's MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion ("DLIF") procedure infringe multiple NuVasive patents. Trial on this phase of the litigation is currently anticipated to begin in early 2015.
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
In September 2009, Neurovision Medical Products, Inc. ("NMP") filed suit against us in the U.S. District Court for the Central District of California alleging trademark infringement and unfair competition. NMP sought cancellation of our "NeuroVision" trademark registrations, injunctive relief and damages based on NMP's common law use of the "Neurovision" mark. Trial of the matter took place in October 2010, and an unfavorable jury verdict was delivered against us relating to our use of the NeuroVision trade name in the amount of $60.0 million plus attorney fees and costs, as well as an injunction. We promptly appealed the verdict to the Ninth Circuit Court of Appeals. During the pendency of the appeal, we were required to escrow the amount of the judgment, plus interest. In September 2012, the Circuit Court reversed and vacated the District Court's judgment against us, and also reversed and vacated the injunction and the award of attorney fees and costs. The Circuit Court remanded the case for a new trial and instructed the District Court to assign the case to a different judge. In December 2012, the full $62.5 million was released from escrow and returned to us.
Re-trial of the matter began on March 25, 2014. On April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. Judgment has not been entered, and a hearing on NuVasive’s affirmative defenses and motions for judgment as a matter of law and for a new trial, as well as NMP’s motions for cancellation of trademark and a permanent injunction is anticipated to occur in June 2014. At March 31, 2014, the jury verdict represents a probable loss that can reasonably be determined. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a $30 million liability related to this litigation. The $30 million verdict amount may be set aside on the balance sheet as restricted cash, pending the outcome of post-trial motions and the likely appellate process.
This litigation process has been expensive, complex and lengthy and its outcome is difficult to predict. We may also be subject to additional negative publicity due to this trademark litigation. This litigation has and may continue to significantly divert the attention of our technical and management personnel. In the event that we are unsuccessful in our defense, we could be required to pay significant damages which are not covered under any of our insurance plans. In the event this outcome occurs, our business, liquidity, financial condition and results of operations would be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1#	Amendment No. 4 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)

10.2#	Amendment No. 5 to the 2004 Employee Stock Purchase Plan (filed herewith)

10.3#	2014 Equity Incentive Plan of NuVasive, Inc. (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)

10.4#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document

#	Indicates management contract or compensatory plan.

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

NUVASIVE, INC.

Date:	April 29, 2014	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2014	By: /s/ Michael J. Lambert
Michael J. Lambert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

10.1#	Amendment No. 4 to the 2004 Employee Stock Purchase Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)

10.2#	Amendment No. 5 to the 2004 Employee Stock Purchase Plan (filed herewith)

10.3#	2014 Equity Incentive Plan of NuVasive, Inc. (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)

10.4#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document

#	Indicates management contract or compensatory plan.

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.