Form 10-Q
period 2014-06-30
NUVASIVE INC
filed 2014-07-30
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 21, 2014, there were 46,976,047 shares of the registrant’s common stock outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,461	$102,825
Short-term marketable securities	140,849	143,449
Accounts receivable, net of allowances of $4,495 and $3,481, respectively	112,572	104,774
Inventory, net	157,361	136,937
Deferred tax assets, current	37,105	37,076
Income taxes receivable	21,013	—
Prepaid expenses and other current assets	11,774	10,947
Total current assets	587,135	536,008
Property and equipment, net	134,863	128,064
Long-term marketable securities	102,920	79,829
Intangible assets, net	75,312	93,986
Goodwill	154,637	154,944
Deferred tax assets, non-current	46,886	42,863
Restricted cash and investments	123,140	119,195
Other assets	29,231	24,679
Total assets	$1,254,124	$1,179,568
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$102,224	$86,057
Accrued payroll and related expenses	26,966	31,095
Current litigation liability	30,000	—
Total current liabilities	159,190	117,152
Senior Convertible Notes	353,269	346,060
Deferred tax liabilities, non-current	2,980	2,934
Litigation liability	93,700	93,700
Other long-term liabilities	16,674	14,844
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively, 46,941,192 and 44,943,233 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	47	45
Additional paid-in capital	813,541	769,203
Accumulated other comprehensive loss	(1,299)	(3,238)
Accumulated deficit	(192,582)	(170,218)
Treasury stock, at cost; 1,285 shares and no shares at June 30, 2014 and December 31, 2013, respectively	(44)	—
Total NuVasive, Inc. stockholders’ equity	619,663	595,792
Noncontrolling interests	8,648	9,086
Total equity	628,311	604,878
Total liabilities and equity	$1,254,124	$1,179,568
See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$190,677	$165,698	$368,172	$325,202
Cost of goods sold (excluding amortization and impairment of intangible assets)	44,836	48,744	88,130	87,840
Gross profit	145,841	116,954	280,042	237,362
Operating expenses:
Sales, marketing and administrative	116,970	104,272	235,074	204,158
Research and development	10,067	7,712	19,522	17,407
Amortization of intangible assets	3,473	4,913	7,470	9,288
Impairment of intangible assets	10,708	—	10,708	—
Litigation liability	—	—	30,000	—
Total operating expenses	141,218	116,897	302,774	230,853
Interest and other expense, net:
Interest income	233	231	450	403
Interest expense	(6,979)	(6,652)	(13,844)	(13,685)
Other (expense) income, net	(205)	(440)	171	(199)
Total interest and other expense, net	(6,951)	(6,861)	(13,223)	(13,481)
Loss before income taxes	(2,328)	(6,804)	(35,955)	(6,972)
Income tax expense (benefit)	1,942	(76)	(13,153)	(840)
Consolidated net loss	$(4,270)	$(6,728)	$(22,802)	$(6,132)
Net loss attributable to noncontrolling interests	$(182)	$(259)	$(438)	$(514)
Net loss attributable to NuVasive, Inc.	$(4,088)	$(6,469)	$(22,364)	$(5,618)

Net loss per share attributable to NuVasive, Inc.:
Basic	$(0.09)	$(0.15)	$(0.48)	$(0.13)
Diluted	$(0.09)	$(0.15)	$(0.48)	$(0.13)
Weighted average shares outstanding:
Basic	46,832	44,412	46,320	44,220
Diluted	46,832	44,412	46,320	44,220

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net loss	$(4,270)	$(6,728)	$(22,802)	$(6,132)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(62)	(229)	(74)	(270)
Translation adjustments, net of tax	942	(2,141)	2,013	(3,929)
Other comprehensive income (loss)	880	(2,370)	1,939	(4,199)
Total consolidated comprehensive loss	(3,390)	(9,098)	(20,863)	(10,331)
Plus: Net loss attributable to noncontrolling interests	182	259	438	514
Comprehensive loss attributable to NuVasive, Inc.	$(3,208)	$(8,839)	$(20,425)	$(9,817)

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Consolidated net loss	$(22,802)	$(6,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,043	30,341
Amortization of non-cash interest	8,081	7,569
Stock-based compensation	16,549	15,548
Impairment of intangible assets	10,708	—
Reserves	2,383	1,783
Other non-cash adjustments	4,114	4,175
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,603)	(8,443)
Inventory	(20,930)	(13,680)
Prepaid expenses and other current assets	(2,839)	(1,722)
Accounts payable and accrued liabilities	5,080	8,830
Litigation liability	30,000	—
Accrued payroll and related expenses	(4,473)	(5,885)
Net cash provided by operating activities	48,311	32,384
Investing activities:
Cash paid for business and asset acquisitions	(59)	(7,719)
Purchases of property and equipment	(32,560)	(26,209)
Purchases of marketable securities	(129,080)	(136,988)
Sales of marketable securities	103,650	145,014
Net cash used in investing activities	(58,049)	(25,902)
Financing activities:
Principal payment of 2013 Senior Convertible Notes	—	(74,311)
Tax benefits related to stock-based compensation awards	—	1,261
Proceeds from the issuance of common stock	14,193	3,123
Purchases of treasury stock	(44)	—
Other financing activities	(1,142)	26
Net cash provided by (used in) financing activities	13,007	(69,901)
Effect of exchange rate changes on cash	367	(1,000)
Increase (decrease) in cash and cash equivalents	3,636	(64,419)
Cash and cash equivalents at beginning of period	102,825	123,299
Cash and cash equivalents at end of period	$106,461	$58,880

See accompanying notes to unaudited condensed consolidated financial statements.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Basis of Presentation
Description of Business.    NuVasive, Inc. (the "Company" or "NuVasive") was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. NuVasive's principal product offering includes a minimally-disruptive surgical platform called "Maximum Access Surgery", or "MAS®", as well as an offering of biologics, cervical and motion preservation products. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon. The platform includes the Company's proprietary nerve monitoring systems (which include software-driven nerve detection and avoidance systems (called "NVM5®" and "NVJJB") and accompanying intra-operative monitoring ("IOM") support); MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of NuVasive's MAS platform, and many of the Company's products, can also be used in open or traditional spine surgery. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.
The Company's primary business model is to loan its MAS systems to surgeons and hospitals who purchase implants, biologics, and disposables for use in individual procedures. In addition, for larger customers, the Company places its proprietary nerve monitoring systems, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. Implants, biologics and disposables are shipped from the Company’s inventories. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and nerve monitoring systems to hospitals.
Basis of Presentation and Principles of Consolidation.    The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity, the Company records the fair value of the noncontrolling interests at the acquisition date and classifies the amounts attributable to noncontrolling interests separately in equity in the Company’s condensed consolidated financial statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in NuVasive’s Annual Report on Form 10-K filed with the SEC. In the opinion of Management, the condensed consolidated financial statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company's financial position and of the results of operations and cash flows for the periods presented.
Change in Accounting Estimate.    The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
During the three and six months ended June 30, 2014, the Company committed to a plan to consolidate its offices located in San Diego, California into one corporate headquarters for efficiency purposes. This project is expected to start during the third quarter of 2014 and be completed by March 31, 2015. As a result, certain long-lived assets, primarily leasehold improvements, will be abandoned and replaced during the respective construction period. In accordance with the authoritative guidance, the Company has shortened the depreciable lives of impacted assets, which resulted in approximately $0.5 million of accelerated depreciation, which is included in sales, marketing and administrative expenses, during the three and six months ended June 30,

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014. Based on the current construction schedules, the Company expects to accelerate approximately $4.1 million of depreciation during the full year ended December 31, 2014 that would have otherwise been recorded in future periods.
At the beginning of 2014, the Company completed a review of the estimated useful life of the international surgical instrument sets used in support of its business outside of the United States. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain international surgical instrument sets was extended from three to four years, which is consistent with the depreciable lives of such sets domestically. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2014. For the three and six months ended June 30, 2014, depreciation expense, which is included in sales, marketing and administrative expenses, was approximately $0.7 million and $1.4 million less, respectively, than it would have been had the useful life of these assets not been extended. The Company expects to have a $2.8 million favorable impact to its consolidated statement of operations, for the full year ended December 31, 2014 due to this change in estimate. The total net impact to the Company's consolidated statement of operations for all four years affected by the change will be zero.
Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $1.2 million and $3.3 million at June 30, 2014 and December 31, 2013, respectively.
Long-Lived Assets.    Long-lived assets primarily include surgical instruments, which are loaned to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures, as well as certain intangible assets. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include Management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices when available or other methods by utilizing unobservable inputs including discounted cash flow models. See Note 4, Financial Instruments and Fair Value Measurements for further discussion.
Inventories.    The Company’s inventory consists primarily of purchased finished goods which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for such identified items. The inventory reserve was $23.3 million and $21.9 million at June 30, 2014 and December 31, 2013, respectively.
Pending Adoption of Recent Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal year 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still evaluating the impact of implementation of this standard on its financial statements.
2.   Net Income (Loss) Per Share
The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, employee stock purchase plan shares, restricted stock units, including those with performance conditions, warrants, and shares to be issued upon the conversion of the Senior Convertible Notes (see Note 6, Senior Convertible Notes).
The following table sets forth the computation of basic and diluted earnings or (loss) per share attributable to the Company (in thousands, except per share data):

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss attributable to the Company	$(4,088)	$(6,469)	$(22,364)	$(5,618)
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	46,832	44,412	46,320	44,220
Weighted average common shares outstanding for diluted	46,832	44,412	46,320	44,220
Basic net loss per share attributable to the Company	$(0.09)	$(0.15)	$(0.48)	$(0.13)
Diluted net loss per share attributable to the Company	$(0.09)	$(0.15)	$(0.48)	$(0.13)
The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options, ESPP shares and restricted stock units	8,949	7,953	8,409	7,518
Warrants	9,553	14,641	9,553	14,667
Senior Convertible Notes	9,553	9,553	9,553	10,232
Total	28,055	32,147	27,515	32,417
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
Contingent Consideration Liabilities
As a result of contingent consideration arrangements associated with certain asset and/or business acquisitions, the Company may have (or at times following such transactions, have had) future payment obligations based on certain technological or operational milestones. In accordance with the authoritative guidance, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the condensed consolidated statement of operations commensurate with the nature of the contingent consideration. At June 30, 2014, the estimated fair value of existing contingent consideration agreements, individually or collectively, are not considered material to the Company’s consolidated financial statements. Refer to Note 4, Financial Instruments and Fair Value Measurements for further discussion on fair market valuation and subsequent changes.
Progentix Orthobiology B.V.
In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. ("Progentix"), a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10 million in cash (the "Initial Investment"). NuVasive and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Progentix is determined to be a variable interest entity ("VIE") in accordance with authoritative guidance, and NuVasive has a controlling financial interest in the VIE as NuVasive has both (1) the power to direct the economically significant activities of Progentix, and (2) the obligation to absorb losses of, or the right to receive benefits from Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements since the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.
The equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as noncontrolling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the noncontrolling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as a noncontrolling interest and shares in the allocation of the losses incurred by Progentix. Gains or losses incurred by Progentix are absorbed by the Company and the noncontrolling interest holders based on the respective ownership percentages.
Total assets and liabilities of Progentix included in the accompanying condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2014	December 31, 2013
Total current assets	$549	$580
Identifiable intangible assets, net	14,169	14,403
Goodwill	12,654	12,654
Other long-term assets	4	7
Accounts payable and accrued expenses	522	403
Deferred tax liabilities, net	2,770	2,770
Noncontrolling interests	8,648	9,086
The following is a reconciliation of equity (net assets) attributable to the noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2014	2013
Noncontrolling interests at beginning of period	$9,086	$10,003
Less: Net loss attributable to the noncontrolling interests prior to reclassification from mezzanine to equity	—	514
Less: Net loss attributable to the noncontrolling interests subsequent to reclassification from mezzanine to equity	438	—
Noncontrolling interests at end of period	$8,648	$9,489
Impulse Monitoring Inc. and Physician Practices
The Company maintains contractual relationships with several physician practices ("PCs") which were inherited through the 2011 acquisition of Impulse Monitoring Inc. Under the respective contracts' terms, PCs provide the physician oversight services associated with IOM services. The Company provides management services to the PCs including all non-medical services, management reporting, billing and collections of all charges for medical services provided as well as administrative support. The PCs pay the Company a monthly management fee for these services. In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and NuVasive has controlling financial interests in the PCs as NuVasive has both (1) the power to direct the economically significant activities of the PCs and (2) the obligation to absorb losses of, or the right to receive benefits from, the PCs. Therefore, the accompanying condensed consolidated financial statements include the accounts of the PCs from the date of acquisition. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Financial Instruments and Fair Value Measurements
The Company invests its excess cash in certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all such securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the condensed consolidated statements of operations and a new cost basis for the security is established. The Company reviews its investments if there is an indicator of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of June 30, 2014, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented.
According to the Company's investment policy, the Company maintains a diversified investment portfolio in terms of types, maturities, and credit exposure, and invests with institutions that have high credit quality. The Company does not currently hold derivative financial investments or speculative investments. Interest and dividends on securities classified as available-for-sale are also included in interest income on the condensed consolidated statements of operations. Realized gains and losses and interest income and expense related to marketable securities were immaterial during all periods presented.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
Classified as current assets
Certificates of deposit	Less than 1	$869	$—	$—	$869
Corporate notes	Less than 1	79,198	20	(35)	79,183
Commercial paper	Less than 1	10,000	—	—	10,000
U.S. government treasury securities	Less than 1	1,500	2	—	1,502
Securities of government-sponsored entities	Less than 1	49,266	31	(2)	49,295
Total short-term marketable securities		140,833	53	(37)	140,849
Classified as non-current assets
Certificates of deposit	1 to 2	—	—	—	—
Corporate notes	1 to 2	57,940	11	(59)	57,892
Securities of government-sponsored entities	1 to 2	45,056	8	(36)	45,028
Total long-term marketable securities		102,996	19	(95)	102,920
Classified as restricted investments
U.S. government treasury securities	Less than 2	47,823	43	(2)	47,864
Securities of government-sponsored entities	Less than 2	30,500	4	(21)	30,483
Total restricted investments		78,323	47	(23)	78,347
Total marketable securities at June 30, 2014		$322,152	$119	$(155)	$322,116

December 31, 2013:
Classified as current assets
Certificates of deposit	Less than 1	$833	$—	$—	$833
Corporate notes	Less than 1	71,611	23	(6)	71,628
Commercial paper	Less than 1	19,973	—	—	19,973
U.S. government treasury securities	Less than 1	7,603	2	—	7,605
Securities of government-sponsored entities	Less than 1	43,405	14	(9)	43,410
Total short-term marketable securities		143,425	39	(15)	143,449
Classified as non-current assets
Certificates of deposit	1 to 2	283	—	—	283
Corporate notes	1 to 2	32,309	23	(14)	32,318
U.S. government treasury securities	1 to 2	1,500	1	—	1,501
Securities of government-sponsored entities	1 to 2	45,722	19	(14)	45,727
Total long-term marketable securities		79,814	43	(28)	79,829
Classified as restricted investments
U.S. government treasury securities	Less than 2	43,274	16	(6)	43,284
Securities of government-sponsored entities	Less than 2	29,125	4	(16)	29,113
Total restricted investments		72,399	20	(22)	72,397
Total marketable securities at December 31, 2013		$295,638	$102	$(65)	$295,675

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2014 or June 30, 2013.
The carrying amounts of other financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2014 and December 31, 2013 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company’s capital lease obligations approximate their related fair values as of June 30, 2014 and December 31, 2013.
The fair value, based on a quoted market price (Level 1), of the Company's outstanding Senior Convertible Notes due 2017 at June 30, 2014 and December 31, 2013 was approximately $458.9 million and $439.3 million, respectively. The carrying value of the Company’s Senior Convertible Notes is discussed in Note 6, Senior Convertible Notes.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$55,092	$55,092	$—	$—
Certificates of deposit	869	869	—	—
Corporate notes	137,075	—	137,075	—
Commercial paper	10,000	—	10,000	—
U.S. government treasury securities	49,366	49,366	—	—
Securities of government-sponsored entities	124,806	—	124,806	—
Total cash equivalents, marketable securities and restricted investments	$377,208	$105,327	$271,881	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(648)	$—	$—	$(648)
Total contingent consideration	$(648)	$—	$—	$(648)

December 31, 2013:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$72,514	$72,514	$—	$—
Certificates of deposit	1,116	1,116	—	—
Corporate notes	103,946	—	103,946	—
Commercial paper	19,973	—	19,973	—
U.S. government treasury securities	52,390	52,390	—	—
Securities of government-sponsored entities	118,250	—	118,250	—
Total cash equivalents, marketable securities and restricted investments	$368,189	$126,020	$242,169	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(616)	$—	$—	$(616)
Acquisition-related liabilities, non-current	$(596)	$—	$—	$(596)
Total contingent consideration	$(1,212)	$—	$—	$(1,212)
Contingent Consideration Liability
As a result of contingent consideration arrangements associated with certain immaterial asset and/or business acquisitions, the Company may have (or at times following such transactions, have had) future payment obligations which are based on certain technological or operational milestones. The Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the condensed consolidated statement of operations commensurate with the nature of the contingent consideration. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company’s condensed consolidated financial statements.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with an immaterial acquisition completed in 2012, the Company agreed to pay the seller an amount not to exceed €2.0 million in aggregate in the event two specified revenue-based milestones are achieved. The first milestone was achieved and paid during the six months ended June 30, 2014. The second milestone will be measured in February 2015. The Company has a remaining contingent consideration accrual at June 30, 2014 of $0.6 million with respect to the second milestone. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses.
The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Six Months Ended June 30,
	2014	2013
Fair value measurement at beginning of period	$1,212	$1,074
Change in fair value measurement included in operating expenses	44	15
Contingent consideration paid or settled	(608)	—
Fair value measurement at end of period	$648	$1,089
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its non-financial assets and liabilities. The criteria used for these evaluations include Management’s estimate of the asset’s continuing ability to generate positive cash flow in future periods as well as the strategic significance of any asset to the Company’s business objectives. If assets are considered to be impaired, the respective charge recognized is equal to the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices when available or other methods by utilizing unobservable inputs (Level 3) including a discounted cash flow model.
Based on Management's assessment, during the six months ended June 30, 2014, the Company recognized impairment charges of $10.7 million related to the developed technology for the PCM® device acquired from Cervitech in 2009 and $2.2 million in leasehold improvement write-offs associated with exiting a majority of the leased square footage at its New Jersey location. Refer to Note 5, Goodwill and Intangible Assets and Note 10, Restructuring Charges, respectively, for further discussion on each transaction.
5.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following (in thousands, except years):

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
June 30, 2014:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$51,620	$(24,925)	$26,695
Manufacturing know-how and trade secrets	12	21,988	(10,809)	11,179
Trade name and trademarks	11	9,500	(3,810)	5,690
Customer relationships	8	43,193	(22,085)	21,108
Total intangible assets subject to amortization	10	$126,301	$(61,629)	$64,672

Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,637
Total goodwill and intangible assets, net				$229,949

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2013:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$62,328	$(21,359)	$40,969
Manufacturing know-how and trade secrets	12	21,997	(9,890)	12,107
Trade name and trademarks	11	9,500	(3,317)	6,183
Customer relationships	8	43,871	(19,784)	24,087
Total intangible assets subject to amortization	10	$137,696	$(54,350)	$83,346

Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,944
Total goodwill and intangible assets, net				$248,930
Total expense related to the amortization of intangible assets was $3.5 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, and $7.5 million and $9.3 million for the six months ended June 30, 2014 and 2013, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.
During the three months ended June 30, 2014, the Company recorded an impairment charge of $10.7 million related to the developed technology for the PCM device acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in Management’s estimates of current and future revenue and the related cash flows due to updated views of the competitive and regulatory landscape in the cervical market.
Total future amortization expense related to intangible assets subject to amortization at June 30, 2014 is set forth in the table below (in thousands):

Remaining 2014	$6,109
2015	11,723
2016	11,248
2017	8,895
2018	7,863
2019	6,509
Thereafter through 2026	12,325
Total future amortization expense	$64,672
6.    Senior Convertible Notes
The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	June 30, 2014	December 31, 2013
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(49,231)	(56,440)
Senior Convertible Notes due 2017, net of unamortized discount	$353,269	$346,060

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Prior to January 1, 2017, holders may convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
In accordance with authoritative guidance, $49.3 million was recorded in stockholders' equity, and $88.9 million of debt discount was recorded during 2011. The debt discount is being recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes.
The interest expense recognized on the 2017 Notes during the three months ended June 30, 2014 includes $2.8 million and $3.6 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2014 includes $5.5 million and $7.2 million for the contractual coupon interest and the accretion of the debt discount, respectively. During the three months ended June 30, 2013, interest expense recognized on the 2017 Notes includes $2.8 million and $3.4 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2013 includes $5.5 million and $6.7 million for the contractual coupon interest and the accretion of the debt discount, respectively.
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

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.   Stock-Based Compensation
Under the 2004 Amended and Restated Equity Incentive Plan, as amended (the "2004 EIP"), the Company had the ability to grant stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance awards, and deferred stock awards. Effective as of February 20, 2014 and pursuant to its terms, no further awards may be granted under the 2004 EIP; however, that plan continues to govern all awards previously issued under it (many of which remain outstanding). In March 2014, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc. (the "2014 EIP"), which was approved by our stockholders at our 2014 Annual Meeting of Stockholders and provides the Company with the ability to grant various types of equity awards to its workforce. Additionally, the NuVasive, Inc. 2004 Employee Stock Purchase Plan, as amended (the "ESPP"), provides eligible employees with a means of acquiring equity in the Company through accumulated payroll deductions and at a discounted purchase price. Each of the 2004 EIP and the 2014 EIP allow for net share settlement upon vesting of certain equity awards (be it with respect to taxes or strike price owed). The Company accounts for any net share settlement transactions as a treasury share repurchase transaction whereby the cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs, and for tax related withholding obligations.
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
The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales, marketing and administrative expense	$8,251	$8,278	$15,437	$14,703
Research and development expense	483	449	947	791
Cost of goods sold	51	34	165	54
Total stock-based compensation expense	$8,785	$8,761	$16,549	$15,548
At June 30, 2014, there was $42.1 million of unamortized compensation expense for stock options, restricted stock units and performance-based restricted stock units to be recognized over the remaining vesting periods.
Stock Options and Purchase Rights
The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
ESPP
Volatility	44%	57%	46%	58%
Expected term (years)	1.2	1.6	1.2	1.5
Risk free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividend yield	—%	—%	—%	—%
The Company did not grant any stock options during the three and six months ended June 30, 2014 or 2013.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued approximately 74,000 and 478,000 shares of common stock upon the exercise of stock options during the three and six months ended June 30, 2014, respectively, and issued approximately 177,000 shares of common stock upon the exercise of stock options during the year ended December 31, 2013.
Restricted Stock Units
Time-based restricted stock units ("RSUs") represent a right to receive shares of common stock at a future date determined in accordance with the terms and conditions of a participant's award agreement (issued under either the 2004 EIP or 2014 EIP). No exercise price or other monetary payment are required for receipt of RSUs or the shares issued in settlement of the respective awards (provided the tax withholding obligations nonetheless apply); instead, consideration is furnished in the form of the participant’s services to the Company. Time-based RSUs have graded vesting terms of up to four years. Total compensation cost for these awards is based on the fair value of the award on the date of grant. The Compensation Committee has granted performance-based restricted stock units ("PRSUs") to certain senior Company executives annually since 2012. Pursuant to the terms and conditions of the PRSUs, such executives earned shares in 2012 and 2013 based on the achievement of pre-defined performance criteria. Additionally, in February 2014, the Compensation Committee granted PRSUs (the "2014 PRSUs") with performance criteria measured by the Company’s total shareholder return ("TSR") and total revenue growth over the two-year performance period spanning calendar years 2014 and 2015, with each performance metric being weighted equally and determined independently. The Company’s two-year TSR is measured as the change in the Company’s stock price between the opening stock price for 2014 and December 31, 2015, with the latter price being measured as the fifteen trading-day trailing average of the Company's stock price as of December 31, 2015 (without adjusting for dividends). The target TSR is the median TSR of the companies comprising the Dow Jones Medical Devices Index. Should the Company's two-year TSR over such two-year period be in excess of the 90th percentile of the index, the eligible executives will earn a number of shares of Company stock equal to 250% of the target amount of the 2014 PRSUs being awarded for this goal. Conversely, no shares would be awarded if the Company’s two-year TSR is below the 30th percentile of the index; provided, however, that, if the Company’s TSR during the two-year performance period is more than 5%, then, notwithstanding the Company’s percentile ranking, the minimum 25% of the target amount of the 2014 PRSUs would be eligible for award. Revenue growth performance is measured as total revenue growth against the target revenue growth as determined by the Compensation Committee, measured over the two-year performance period spanning fiscal years 2014 and 2015. Should the Company achieve 185.7% of the target revenue growth goal over such two-year period, eligible executives will earn a number of shares of Company stock equal to 250% of the target amount of the 2014 PRSUs being awarded for this goal. Conversely, no shares would be awarded upon achievement of less than 28.6% of the target revenue growth goal. The number of shares achieved with respect to the 2014 PRSUs will be determined in or around January 2016, upon determination of the Company’s two-year TSR and total revenue growth over the two year performance period as compared to the respective targets. Once such number of shares is determined pursuant to the PRSU criteria, half of any such shares will vest on a date shortly after the date the Compensation Committee makes the determination regarding performance, and the remaining half will vest on the one-year anniversary of such determination date (e.g. in 2017), subject, in all cases, to continuous employment through each of the vesting dates and certain, limited vesting acceleration criteria (i.e., in the event of a change of control).
The fair value of the 2014 PRSUs based on the TSR performance metric is measured on the date of grant using a Monte Carlo model and the associated expense is amortized over the three-year period from the date of grant. The fair value of the PRSUs based on the revenue growth performance metric is measured on the date of grant, considering a probability of achieving the specific goals, and expense is amortized over the three-year vesting period. The Company re-evaluates the probability of achieving the specific goals each reporting period and adjusts the related expense and dilution accordingly.
The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods on a cumulative basis in the period the estimated forfeiture rate changes. The Company considered its historical experience of pre-vesting forfeitures on RSUs by employee ("shareowner") rank as the basis to arrive at its estimated annual pre-vesting forfeiture rate of 0% to 8% per year for the three and six months ended June 30, 2014.
The Company issued approximately 145,000 and 1,355,000 shares of common stock in settlement of RSUs and PRSUs upon their vesting during the three and six months ended June 30, 2014, respectively, and issued approximately 665,000 shares of common stock in settlement of RSUs and PRSUs upon their vesting during the year ended December 31, 2013.

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Income Taxes
The Company recorded an income tax expense of $1.9 million for the three months ended June 30, 2014 and an income tax benefit of $13.2 million for the six months ended June 30, 2014. The Company recorded an income tax benefit of $0.1 million and $0.8 million for the three and six months ended June 30, 2013, respectively. The effective income tax rate for the six months ended June 30, 2014 was 37% and reflects an expected statutory tax benefit associated with the trademark litigation accrual and discrete benefits relating to disqualifying dispositions of qualified stock grants, reduced by U.S. permanent tax items primarily relating to stock-based compensation and non-deductible expenses. The effective income tax rate for the six months ended June 30, 2013 was 12% and reflected a discrete tax benefit of $0.9 million, or 13% of pre-tax loss, related to the 2012 federal research and development credit which was retrospectively reinstated in the six months ended June 30, 2013. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
There were no material changes to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 30, 2014.
The Company's globalization initiative, which involves establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles, was implemented in January 2014. The Company's financial results for the three and six months ended June 30, 2014 reflects the current impact of this initiative.
9.    Business Segment, Product and Geographic Information
The Company’s business operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated by the chief operating decision maker and the lack of availability of discrete financial information.
The company operates under three products lines for revenues; Spine Surgery Products, Biologics and Monitoring Service. The Company’s Spine Surgery Product line offerings, which include thoracolumbar product offerings, cervical product offerings and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s Biologic product line offerings includes allograft (donated human tissue), FormaGraft®, a collagen synthetic product, Osteocel® Plus and Osteocel® Pro, an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs, and AttraX®, a synthetic bone graft material, all used to aid the spinal fusion or bone healing process. The Company’s Monitoring Service offering includes IOM services. Revenue by product line offerings was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Spine Surgery Products	$147,333	$128,682	$284,640	$251,348
Biologics	32,837	27,855	62,327	55,012
Monitoring Service	10,507	9,161	21,205	18,842
Total Revenue	$190,677	$165,698	$368,172	$325,202
Revenue and property and equipment, net, by geographic area were as follows (in thousands):

	Revenue				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
United States	$167,077	$151,425	$325,470	$297,646	$110,625	$109,458
International (excludes Puerto Rico)	23,600	14,273	42,702	27,556	24,238	18,606
Total	$190,677	$165,698	$368,172	$325,202	$134,863	$128,064
10.    Restructuring Charges
During the six months ended June 30, 2014, as part of a company-wide efficiency effort, the Company reduced its footprint on the east coast of the United States in order to match its current and projected business needs without adversely impacting its ability to deliver surgeon education and local customer fulfillment. The Company exited a majority of the leased square footage

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at its New Jersey location and made a decision to terminate the respective lease early at December 2017. As a result of the reduction in space, the Company recorded restructuring and associated impairment charges in the six months ended June 30, 2014 of approximately $6.4 million, primarily associated with future rental payments through December 31, 2017 and lease termination charges, which was offset by estimated future sublease income. The impairment charges also included the net impact of a $0.1 million gain from writing-off deferred rent liabilities and leasehold improvements. As of June 30, 2014, the total recorded liability associated with this early lease termination was $6.0 million. The charge is recorded within sales, marketing and administrative expense in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Condensed Consolidated Balance Sheets at June 30, 2014.
11.    Contingencies
We are subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of our business. They include, for example, commercial, intellectual property, environmental, securities and employment matters. We intend to continue to defend ourselves vigorously in such matters. We regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in our financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on our assessment, we have adequately accrued an amount for contingent liabilities currently in existence. The Company does not accrue amounts for liabilities that the Company considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed our current accruals, and it is possible that our cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
Legal Proceedings
Medtronic Sofamor Danek USA, Inc. Litigation
In August 2008, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, "Medtronic") filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California (the "Medtronic Litigation"), alleging that certain of NuVasive’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine purportedly infringed patents. NuVasive brought counterclaims against Medtronic alleging infringement of certain of NuVasive’s patents.
The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case concluded on September 20, 2011 and a jury delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent at hand. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the "2011 verdict"). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest with respect to the patent infringements determined in the 2011 verdict, and, on June 11, 2013, the District Court ruled on the respective ongoing royalty rates (the "June 2013 ruling"). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal of such decisions, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, on March 19, 2012, in connection with these proceedings, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's June 30, 2014 condensed consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the three months ended September 30, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict, and, upon receiving the June 2013 ruling, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, the Company will be required to escrow funds to secure accrued royalties, estimated at $25 million to date, as well as future ongoing royalties. The Company is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company,

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and, therefore - in accordance with authoritative guidance on the evaluation of loss contingencies - has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages (including interest) may still be awarded, and, as of June 30, 2014, the Company cannot estimate a range of additional potential loss.
With respect to the favorable verdict delivered regarding the one NuVasive patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at June 30, 2014. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one NuVasive patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of June 30, 2014.
The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, NuVasive and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent that was part of the first phase. As part of the settlement, NuVasive received a broad license to practice (i) the Medtronic patent that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic's patent rights related to cervical plate technology. In exchange for these license rights, NuVasive made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by NuVasive, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.
In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic's U.S. Patent No. 8,021,430, that NuVasive's Osteocel® Plus bone graft product infringes Medtronic's U.S. Patent No. 5,676,146, and that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic's U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, NuVasive counterclaimed alleging infringement by Medtronic of Nuvasive's U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and NuVasive patents currently subject to reexamination or review proceedings conducted by the Patent Office. No trial date has been set, but trial is anticipated to be scheduled for the second quarter of 2015 on Medtronic's U.S. Patent No. 5,676,146 and NuVasive's U.S. Patent No. D652,922. Trial on this third phase of the case is anticipated to begin in early 2015. At June 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
In September 2009, Neurovision Medical Products, Inc. ("NMP") filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s "NeuroVision" trademark registrations, injunctive relief and damages based on NMP’s common law use of the "NeuroVision" mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. The Company appealed the judgment, and, on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. On October 5, 2012, the case was reassigned to a new District Court judge for re-trial of the matter. During pendency of the appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys’ fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. Re-trial of this matter began on March 25, 2014, and on April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. Judgment has not been entered, and a hearing on NuVasive's affirmative defenses and motions for judgment as a matter of law and for a new trial, as well as NMP's motions for cancellation of trademark and a permanent injunction is anticipated to occur in August 2014. At June 30, 2014, the April 3, 2014 jury verdict represents a probable loss that

NUVASIVE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can reasonably be determined. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a $30 million liability related to this litigation.
Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed by Danny Popov in the United States District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. On March 28, 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws, which has been fully briefed and taken under submission by the Court. The Company intends to vigorously defend against this action. At June 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
12.    Regulatory Matter
During the three months ended June 30, 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. The Company is working with the OIG to understand the scope of the subpoena and to provide the requested documents. The Company intends to fully cooperate with the OIG's request. At June 30, 2014, the Company is unable to determine the potential financial impact, if any, that will result from this investigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included in this report. This discussion and analysis may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under heading "Risk Factors", and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2013. We do not intend to update these forward looking statements to reflect future events or circumstances.

Overview
We are a medical device company focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to exceed $8.7 billion globally in 2014. Our principal product offering includes a minimally-disruptive surgical platform called "Maximum Access Surgery", or "MAS®". The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring ("IOM") support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings used to aid the spinal fusion process or bone healing include allograft (donated human tissue), Osteocel® Plus and Osteocel Pro, an allograft cellular matrix containing viable mesenchymal stem cells, or "MSCs", FormaGraft®, a collagen synthetic product, and AttraX®, a synthetic bone graft material, currently available commercially only in select markets outside of the United States. Our subsidiary, Impulse Monitoring, Inc. provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.
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
At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure or some of its components. We have worked with our surgeon customers and the North American Spine Society who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, the majority of insurance companies provide reimbursement for XLIF procedures. However, certain carriers - large and small - may have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Instrumented Fusion, Osteocel Plus and Osteocel Pro, the PCM® Cervical Disc System, and/or other procedures or products we sell. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers.
In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine. Our cervical product offering now provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products. We also offer PCM, a motion-preserving total disc replacement device for the cervical spine.
Revenue and Operations
To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell an immaterial number of MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems.
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
During the three months ended June 30, 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period

January 2007 through April 2013. We are working with the OIG to understand the scope of the subpoena and to provide the requested documents. We intend to fully cooperate with the OIG's request and will provide periodic updates as information becomes available. Responding to the subpoena requires Management's attention and results in significant legal expense. Any adverse findings related to this investigation could result in significant financial penalties against us.
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
Results of Operations
Revenue

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Spine Surgery Products	$147,333	$128,682
Biologics	32,837	27,855
Monitoring Service	10,507	9,161
Total revenue	$190,677	$165,698	$24,979	15%
Six months ended:
Spine Surgery Products	$284,640	$251,348
Biologics	62,327	55,012
Monitoring Service	21,205	18,842
Total revenue	$368,172	$325,202	$42,970	13%
The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and our newer international markets as our sales force executes on our strategy of selling the full mix of our products. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the proliferation of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2014 will come primarily from share gains in the shift toward less invasive spinal surgery and international growth.
Our total revenues increased $25.0 million and $43.0 million during the three and six months ended June 30, 2014, respectively, representing total revenue growth of 15% and 13% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.
Revenue from our Spine Surgery Products increased $18.7 million and $33.3 million, or 14% and 13% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. This increase resulted from an increase in volume of approximately 16% and 15% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, offset by unfavorable changes in price of approximately 2% for both the three and six months ended June 30, 2014 compared to the same periods in 2013.
Revenue from Biologics products increased $5.0 million and $7.3 million, or 18% and 13%, during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, which was primarily due to increases in volume.
Revenue from Monitoring Services increased $1.3 million and $2.4 million, or 15% and 13% during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase was primarily due to increases in collections, aided by increases in volume, for both the three and six months ended June 30, 2014 compared to the same periods in 2013.

Cost of Goods Sold, excluding amortization and impairment of intangible assets

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$44,836	$48,744	$(3,908)	(8)%
% of total revenue	24%	29%
Six months ended	$88,130	$87,840	$290	—%
% of total revenue	24%	27%
Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM services, which includes personnel and physician oversight costs.
Cost of goods sold as a percentage of revenue decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013. This decrease was primarily due to a non-recurring royalty charge of $7.9 million recognized during the three months ended June 30, 2013 related to the Medtronic litigation ruling that determined ongoing royalty rates (see Note 11 to Unaudited Condensed Consolidated Financial Statements), lower reserve requirements as a percentage of revenue and resulting from improving inventory efficiencies and margin improvements gained from the acquisition of the spine implant manufacturer ANC, LLC (now named "NuVasive Manufacturing Limited"), which occurred in May 2013, offset by price decreases and and a shift of revenue mix towards lower margin products and countries.
For the full fiscal year 2014, we expect cost of goods sold, as a percentage of revenue, to remain relatively consistent with the three and six months ended June 30, 2014.
Operating Expenses
Sales, Marketing and Administrative

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$116,970	$104,272	$12,698	12%
% of total revenue	61%	63%
Six months ended	$235,074	$204,158	$30,916	15%
% of total revenue	64%	63%
Sales, marketing and administrative expenses consist primarily of compensation, commission and training costs for shareowners engaged in sales, marketing and customer support functions. The expense also includes distributor commissions, depreciation expense for property and equipment such as surgical instrument sets, freight expenses, surgeon training costs, and administrative and shared expenses for both shareowners and third party service providers.
As a percentage of revenue, sales, marketing and administrative expenses decreased during the three months ended June 30, 2014 compared to the same periods in 2013, as a result of increased operating leverage in our expenses relative to the 15% growth in revenue for the three months ended June 30, 2014 compared to the same period in 2013. Sales, marketing and administrative expenses increased as a percentage of revenue during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $6.4 million charge recognized during the six months ended June 30, 2014 as a result of exiting the majority of our New Jersey lease prior to the end of the lease term. Excluding this item, sales, marketing and administrative expenses would have declined by 1% of revenue, showing operating leverage, during the six months ended June 30, 2014 compared to the same period in 2013.
Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, domestic sales force headcount, distribution and customer support headcount, freight expenses, and continued investment in the expansion of our international markets, increased $11.1 million and $19.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases are primarily a result of our revenue growth during the three and six months ended June 30, 2014 compared to the same periods in 2013.

Fixed costs, which are primarily comprised of compensation and other shareowner related expenses for our marketing and administrative support functions, facilities charges, professional services and legal fees, increased $1.6 million and $5.5 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases are primarily the result of increases in headcount and legal expenses. Legal expenses increased $0.2 million and $1.1 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases are primarily related to costs incurred in response to the OIG subpoena received during the three months ended June 30, 2013 as well as increases in certain intellectual property related legal matters. Also included in the current year figures is the previously mentioned charge related to exiting our New Jersey lease.
For the remainder of 2014 and on a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately.
Research and Development

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$10,067	$7,712	$2,355	31%
% of total revenue	5%	5%
Six months ended	$19,522	$17,407	$2,115	12%
% of total revenue	5%	5%
Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other shareowner related expenses.
In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, and expanded our offering of cervical products. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. We continue to invest in research and development programs. As a percentage of revenue, research and development expense is consistent for both the three and six month periods ended June 30, 2014 compared to the same periods in 2013.
The primary increase in research and development was related to facilities expenses and compensation and other shareowner related expenses. These items increased $1.5 million and $3.0 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, and are due to increased headcount and ongoing developments.
Expenses incurred related to the acquisition of research and development intangible assets charged to expense in accordance with the authoritative accounting guidance increased $1.0 million in the three months ended June 30, 2014 compared to the same period in 2013. During the six months ended June 30, 2014, expenses incurred related to the acquisition of research and development intangible assets decreased $0.9 million compared to the same period in 2013.
For the remainder of 2014, as a percentage of revenue, we expect total research and development costs to moderately increase over current levels in support of our ongoing development and 510k product approval efforts.
Amortization of Intangible Assets

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$3,473	$4,913	$(1,440)	(29)%
% of total revenue	2%	3%
Six months ended	$7,470	$9,288	$(1,818)	(20)%
% of total revenue	2%	3%
Amortization expense decreased $1.4 million and $1.8 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to certain intangible assets reaching the end of their useful lives subsequent to June 30, 2013.

Impairment of Intangible Assets

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$10,708	$—	$10,708	100%
% of total revenue	6%	—%
Six months ended	$10,708	$—	$10,708	100%
% of total revenue	3%	—%
During the three months ended June 30, 2014, we recorded a $10.7 million impairment charge related to developed technology for the PCM Cervical Disc System acquired from Cervitech in 2009 (see Note 5 to the Unaudited Condensed Consolidated Financial Statements).
Litigation Liability

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$—	$—	$—	—%
% of total revenue	—%	—%
Six months ended	$30,000	$—	$30,000	100%
% of total revenue	8%	—%
The litigation liability relates to the unfavorable jury verdict in the amount of $30 million that was delivered against us during the six months ended June 30, 2014 relating to our use of the trade name "NeuroVision". The amount of the jury verdict represents a probable loss that can be reasonably estimated (see Note 11 to the Unaudited Condensed Consolidated Financial Statements).
Interest and Other Expense, Net

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended:
Interest income	$233	$231
Interest expense	(6,979)	(6,652)
Other income (expense), net	(205)	(440)
Total interest and other expense, net	$(6,951)	$(6,861)	$(90)	1%
% of total revenue	(4)%	(4)%
Six months ended:
Interest income	$450	$403
Interest expense	(13,844)	(13,685)
Other income (expense), net	171	(199)
Total interest and other expense, net	$(13,223)	$(13,481)	$258	(2)%
% of total revenue	(4)%	(4)%
Interest and other expense, net, consists principally of interest expense incurred on our 2013 and 2017 Senior Convertible Notes, offset by income earned on marketable securities and other income (expense) items. Interest and other expense, net decreased $0.1 million and increased $0.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.

Interest and other expense, net, as a percentage of revenues, is expected to remain consistent for the remainder of the year.
Income Tax Expense (Benefit)

	June 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Three months ended	$1,942	$(76)	$2,018	(2,655)%
Effective income tax (benefit) rate	(83)%	1%
Six months ended	$(13,153)	$(840)	$(12,313)	1,466%
Effective income tax (benefit) rate	37%	12%
We recorded an income tax expense of $1.9 million for the three months ended June 30, 2014 and an income tax benefit of $0.1 million for the three months ended June 30, 2013. We recorded an income tax benefit of $13.2 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate for the six months ended June 30, 2014 was 37% compared to an income tax rate of 12% for the six months ended June 30, 2013. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
For the six months ended June 30, 2014, our expected statutory tax benefit associated with the trademark infringement litigation accrual and discrete benefits relating to disqualifying dispositions of qualified stock grants has been reduced by U.S. permanent tax items primarily relating to stock-based compensation and non-deductible expenses. The income tax provision for the six months ended June 30, 2013 reflected a discrete tax benefit of $0.9 million, or 13% of pre-tax loss, related to the 2012 federal research and development credit which was retrospectively reinstated in the six months ended June 30, 2013.
We implemented a globalization initiative in January 2014, which involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. We intend to continue to streamline our international operations over time, including procurement, logistics and customer service functions, with the expectation of achieving overall operational efficiencies, including asset utilization, cost and expense savings and standardization and compliance benefits. We expect a detrimental impact on our effective tax rate over the next few years as a result of this initiative.
Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financing issued in June 2011. A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States. Accordingly, we do not have material exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United State dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
The 2017 Notes were issued in June 2011 with a $402.5 million principal amount and an interest rate of 2.75%. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were $359.2 million. The 2017 Notes mature on July 1, 2017 and may be settled in cash, stock, or a combination thereof, solely at our election. Interest on the 2017 Notes is payable semi-annually on January 1st and July 1st of each year.
In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our June 30, 2014 condensed consolidated balance sheet. Further, as a result of the June 2013 District Court ruling on the ongoing royalty rates, we will be required to escrow funds to secure accrued royalties, estimated at $25 million to date, as well as future ongoing royalties.

On April 3, 2014, an unfavorable jury verdict was delivered against us relating to our use of the trade name "NeuroVision". We established a $30 million liability for this matter during the three months ended March 31, 2014, which remained unchanged as of June 30, 2014. The $30 million verdict amount may require funding a trust which would be classified as restricted cash, pending the outcome of post-trial motions and the likely appellate process. In the event that we are unable to prevail in future legal action, we could be required to make a significant cash outlay.
Cash, cash equivalents and marketable securities was $350.2 million and $326.1 million at June 30, 2014 and December 31, 2013, respectively. The increase primarily relates to $48.3 million in cash from operations and proceeds from the issuance of common stock of $14.2 million, offset by $32.6 million in capital expenditures and $25.4 million in net changes in marketable securities during the six months ended June 30, 2014. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, and the evolution of our globalization initiative. At June 30, 2014, we have cash and investments totaling $123.1 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could negatively impact our liquidity and our ability to invest in and run our business on an ongoing basis.
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
Cash flows from operating activities
Cash provided by operating activities was $48.3 million for the six months ended June 30, 2014, compared to $32.4 million for the same period in 2013. The $15.9 million increase in cash provided by operating activities was mainly due to an increase in the add-back of non-cash items and an increase in the litigation liability accrual, partially offset by an increase in the net loss and an increase in amounts paid for inventory for the six months ended June 30, 2014 compared to the same period in 2013.
Cash flows from investing activities
Cash used in investing activities was $58.0 million for the six months ended June 30, 2014, compared to $25.9 million for the same period in 2013. The $32.1 million increase in cash used in investing activities was primarily due to net changes in marketable securities during the six months ended June 30, 2014 compared to the same period in 2013.
Cash flows from financing activities
Cash provided by financing activities was $13.0 million for the six months ended June 30, 2014, compared to cash used in financing activities of $69.9 million for the same period in 2013. The $82.9 million increase in cash provided by financing activities was primarily due the repayment of the 2013 Senior Convertible Notes during the six months ended June 30, 2013 as well as an increase in proceeds from the issuance of common stock in connection with exercises of stock options and purchase rights during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Our employee stock plan allows for net share settlement of certain equity awards. We account for the net share settlement withholding as a treasury share repurchase transaction. When such a deemed repurchase occurs, the cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity. Additionally, net share settlement for tax withholding requires us to fund significant amount of cash for certain tax payments owed from time-to-time with respect to the equity awards. We anticipate using cash generated from operating activities to fund such payments.
Senior Convertible Notes
In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Interest on the 2017 Notes is payable semi-annually on January 1st and July 1st of each year.
In March 2008, we issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the "2013 Notes"). During the year ended December 31, 2011, we repurchased approximately $155.7 million in principal of its 2013 Notes in privately negotiated transactions. These repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. The remaining balance of the 2013 Notes matured on March 15, 2013, and, accordingly, during the six months ended June 30, 2013, we repaid the total outstanding principal amount of $74.3 million in cash. In connection with the offering of the 2013 Notes, we sold to the initial purchasers and/or their affiliates warrants to acquire up to 5.1 million shares of our common stock (the "2013 Warrants"). All 2013 Warrants expired unexercised on or before October 8, 2013.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and there have been no material changes during the six months ended June 30, 2014.
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
Under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2014. Based on such evaluation, our Management has concluded as of June 30, 2014, the Company’s disclosure controls and procedures are effective.
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
Given the number of patents asserted in the litigation, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case concluded on September 20, 2011 and a jury delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the "2011 verdict"). Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, and on June 11, 2013, the District Court ruled on the ongoing royalty rates (the "June 2013 ruling"). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, the Company entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's June 30, 2014 condensed consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the three months ended September 30, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict, and, upon receiving the June 2013 ruling, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $25 million to date, as well as future ongoing royalties. NuVasive is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore - in accordance with the authoritative guidance on the evaluation of loss contingencies - has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages (including interest) may still be awarded, and, at June 30, 2014, the Company cannot estimate a range of additional potential loss.
The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, NuVasive and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent (U.S. Patent No. 6,592,586) that was part of the first phase. As part of the settlement, NuVasive received a broad license to practice (i) the Medtronic patent (U.S. Patent No. 6,916,320) that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent (U.S. Patent No. 6,592,586) that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic's patent rights related to cervical plate technology. In exchange for these license rights, NuVasive made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by NuVasive, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.
In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic's U.S. Patent No. 8,021,430, that NuVasive's Osteocel® Plus bone graft product infringes Medtronic's U.S. Patent No. 5,676,146, and that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic's U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and on March 7, 2013, NuVasive counterclaimed alleging infringement by Medtronic of Nuvasive's U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and NuVasive patents currently subject to reexamination or review proceedings conducted by the Patent Office. No trial date has been set, but trial is anticipated to be scheduled for the second quarter of 2015 on Medtronic's U.S. Patent No. 5,676,146 and NuVasive's U.S. Patent No. D652,922. Trial on this third phase of the case is anticipated to begin in early 2015. At June 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
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
On October 5, 2012, the case was reassigned to a new District Court judge for re-trial of the matter. During pendency of the appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys' fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. Re-trial of this matter began on March 25, 2014, and on April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. Judgment has not been entered, and a hearing on NuVasive's affirmative defenses and motions for judgment as a matter of law and for a new trial, as well as NMP's motions for cancellation of trademark and a permanent injunction is anticipated to occur in August 2014. At June 30, 2014, the April 3, 2014 jury verdict represents a probable loss that can reasonably be determined. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a $30 million liability related to this litigation. The $30 million verdict amount may be set aside on the balance sheet as restricted cash, pending the outcome of post-trial motions and the likely appellate process.
Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed by Danny Popov in the U.S. District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. On March 28, 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws, which has been fully briefed and taken under submission by the Court. The Company intends to vigorously defend against this action. At June 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Item 1A.    Risk Factors
The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively the "Risk Factors") together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Industry
Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.
We rely on sophisticated information technology systems and network infrastructure to operate and manage our business. We also maintain personally identifiable information about our employees. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel, suppliers or customers through the Internet is interrupted or compromised, our business could suffer.
The integrity and protection of our customer, employee, financial, research and development, and other confidential data is critical to our business and our customers and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to system malfunction, computer viruses, and cyber-attacks. These events could lead to the unauthorized access of our information technology systems and result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions and we could lose trade secrets or other confidential information, the occurrence of which could harm our business.
Risks Related to Our Intellectual Property and Litigation
We are currently involved in patent litigation involving Medtronic, and, if we do not prevail in the litigation and/or on our appeal of the Medtronic verdict in phase one of the litigation (as summarized above), we could be liable for substantial damages and might be prevented from making, using, selling, offering to sell, importing or exporting certain of our products.
On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of NuVasive's CoRoent XL implants and 8.25% on certain of NuVasive's MaXcess III retractors and related products. On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. We entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $25 million to date, as well as future ongoing royalties, plus prejudgment interest, which represents a material reduction in our cash resources available for investment.
In August 2012, Medtronic filed additional patent claims against us alleging that various NuVasive spinal implants (including our CoRoent® XL family of spinal implants) and NuVasive's Osteocel® Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic's MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion

("DLIF") procedure infringe multiple NuVasive patents. There is currently no trial date set, but trial on this phase of the litigation is currently anticipated to begin in the second quarter of 2015.
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
Re-trial of the matter began on March 25, 2014. On April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. Judgment has not been entered, and a hearing on NuVasive’s affirmative defenses and motions for judgment as a matter of law and for a new trial, as well as NMP’s motions for cancellation of trademark and a permanent injunction is anticipated to occur in August 2014. At June 30, 2014, the jury verdict represents a probable loss that can reasonably be determined. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a $30 million liability related to this litigation. The $30 million verdict amount may be set aside on the balance sheet as restricted cash, pending the outcome of post-trial motions and the likely appellate process.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws of NuVasive, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.1#
Form of Indemnification Agreement between NuVasive, Inc. and its directors and certain executives thereof (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.2#
Form of Change in Control Agreement between NuVasive, Inc. and certain executives thereof (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.3#	NuVasive, Inc. Executive Severance Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.4#
Transition Services Agreement by and between the Company and Michael J. Lambert dated April 29, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2014)

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

NUVASIVE, INC.

Date:	July 29, 2014	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2014	By: /s/ Michael J. Lambert
Michael J. Lambert Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws of NuVasive, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.1#
Form of Indemnification Agreement between NuVasive, Inc. and its directors and certain executives thereof (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.2#
Form of Change in Control Agreement between NuVasive, Inc. and certain executives thereof (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.3#	NuVasive, Inc. Executive Severance Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.4#
Transition Services Agreement by and between the Company and Michael J. Lambert dated April 29, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 29, 2014)

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