Form 10-Q
period 2014-09-30
NUVASIVE INC
filed 2014-10-30
CIK 1142596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 000-50744

NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7475 Lusk Boulevard,
San Diego, CA 92121 (Address of principal executive offices)
(858) 909-1800 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

As of October 24, 2014, there were 47,041,259 shares of the registrant's common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values and share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,657	$102,825
Short-term marketable securities	169,824	143,449
Accounts receivable, net of allowances of $4,696 and $3,481, respectively	108,367	104,774
Inventory, net	159,708	136,937
Deferred tax assets, current	37,049	37,076
Income taxes receivable	13,809	—
Prepaid expenses and other current assets	10,216	10,947
Total current assets	629,630	536,008
Property and equipment, net	131,217	128,064
Long-term marketable securities	83,752	79,829
Intangible assets, net	72,210	93,986
Goodwill	154,512	154,944
Deferred tax assets, non-current	46,827	42,863
Restricted cash and investments	123,170	119,195
Other assets	28,065	24,679
Total assets	$1,269,383	$1,179,568
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$107,956	$86,057
Accrued payroll and related expenses	31,289	31,095
Current litigation liability	30,000	—
Total current liabilities	169,245	117,152
Senior Convertible Notes	356,974	346,060
Deferred tax liabilities, non-current	2,967	2,934
Litigation liability	93,700	93,700
Other long-term liabilities	14,088	14,844
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively, 47,038,365 and 44,943,233 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	47	45
Additional paid-in capital	822,854	769,203
Accumulated other comprehensive loss	(3,907)	(3,238)
Accumulated deficit	(194,412)	(170,218)
Treasury stock, at cost; 18,350 shares and no shares at September 30, 2014 and December 31, 2013, respectively	(664)	—
Total NuVasive, Inc. stockholders' equity	623,918	595,792
Non-controlling interests	8,491	9,086
Total equity	632,409	604,878
Total liabilities and equity	$1,269,383	$1,179,568
See accompanying notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2014	2013	2014	2013
Revenue	$189,918	$169,156	$558,090	$494,358
Cost of goods sold (excluding amortization and impairment of intangible assets)	47,719	43,291	135,849	131,131
Gross profit	142,199	125,865	422,241	363,227
Operating expenses:
Sales, marketing and administrative	113,746	102,085	348,820	306,243
Research and development	9,068	7,248	28,590	24,654
Amortization of intangible assets	3,071	4,974	10,541	14,263
Impairment of intangible assets	—	—	10,708	—
Litigation liability	—	—	30,000	—
Total operating expenses	125,885	114,307	428,659	345,160
Interest and other expense, net:
Interest income	241	157	691	560
Interest expense	(6,965)	(6,712)	(20,809)	(20,396)
Other income (expense), net	(2,489)	3,137	(2,318)	2,937
Total interest and other expense, net	(9,213)	(3,418)	(22,436)	(16,899)
Income (loss) before income taxes	7,101	8,140	(28,854)	1,168
Income tax (expense) benefit	(9,088)	(860)	4,065	(20)
Consolidated net (loss) income	$(1,987)	$7,280	$(24,789)	$1,148
Add back net loss attributable to non-controlling interests	$(157)	$(231)	$(595)	$(745)
Net (loss) income attributable to NuVasive, Inc.	$(1,830)	$7,511	$(24,194)	$1,893

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(0.04)	$0.17	$(0.52)	$0.04
Diluted	$(0.04)	$0.16	$(0.52)	$0.04
Weighted average shares outstanding:
Basic	46,990	44,572	46,546	44,339
Diluted	46,990	47,220	46,546	46,387

See accompanying notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2014	2013	2014	2013
Consolidated net (loss) income	$(1,987)	$7,280	$(24,789)	$1,148
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	(29)	283	(103)	13
Translation adjustments, net of tax	(2,579)	1,654	(566)	(2,275)
Other comprehensive income (loss)	(2,608)	1,937	(669)	(2,262)
Total consolidated comprehensive income (loss)	(4,595)	9,217	(25,458)	(1,114)
Net loss attributable to non-controlling interests	157	231	595	745
Comprehensive income (loss) attributable to NuVasive, Inc.	$(4,438)	$9,448	$(24,863)	$(369)

See accompanying notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
(unaudited)	2014	2013
Operating activities:
Consolidated net (loss) income	$(24,789)	$1,148
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,521	46,289
Amortization of non-cash interest	12,244	11,413
Stock-based compensation	24,779	24,002
Impairment of intangible assets	10,708	—
Reserves	4,062	2,649
Other non-cash adjustments	11,317	3,881
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,519)	(8,253)
Inventory	(27,190)	(16,749)
Prepaid expenses and other assets	(1,837)	(2,838)
Accounts payable and accrued liabilities	16,037	17,915
Litigation liability	30,000	(7,500)
Accrued payroll and related expenses	151	(1,824)
Net cash provided by operating activities	96,484	70,133
Investing activities:
Cash paid for business and asset acquisitions	(59)	(8,019)
Purchases of property and equipment	(45,692)	(38,018)
Purchases of marketable securities	(177,850)	(164,338)
Sales of marketable securities	142,051	183,756
Net cash used in investing activities	(81,550)	(26,619)
Financing activities:
Principal payment of 2013 Senior Convertible Notes	—	(74,311)
Tax benefits related to stock-based compensation awards	—	5,247
Proceeds from the issuance of common stock	15,341	3,492
Purchases of treasury stock	(664)	—
Other financing activities	(1,166)	(72)
Net cash provided by (used in) financing activities	13,511	(65,644)
Effect of exchange rate changes on cash	(613)	(553)
Increase (decrease) in cash and cash equivalents	27,832	(22,683)
Cash and cash equivalents at beginning of period	102,825	123,299
Cash and cash equivalents at end of period	$130,657	$100,616

See accompanying notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Basis of Presentation
Description of Business.    NuVasive, Inc. (the "Company" or "NuVasive") was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. The Company's principal product offering includes a minimally-disruptive surgical platform called "Maximum Access Surgery", or "MAS®", as well as an offering of biologics, cervical and motion preservation products. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon. The platform includes the Company's proprietary nerve monitoring systems (which include software-driven nerve detection and avoidance systems (called "NVM5®" and "NVJJB") and accompanying intra-operative monitoring ("IOM") support); MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of the Company's MAS platform, and many of the Company's products, can also be used in open or traditional spine surgery. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.
The Company's primary business model is to loan its MAS systems to surgeons and hospitals who purchase implants, biologics, and disposables for use in individual procedures. In addition, for larger customers, the Company places its proprietary nerve monitoring systems, MaXcess and surgical instrument sets with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. Implants, biologics and disposables are shipped from the Company's inventories. The Company sells an immaterial quantity of MAS instrument sets, MaXcess and nerve monitoring systems to hospitals.
Basis of Presentation and Principles of Consolidation.    The accompanying unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity, the Company records the fair value of the non-controlling interests at the acquisition date and classifies the amounts attributable to non-controlling interests separately in equity in the Company's Consolidated Financial Statements. Any subsequent changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company's financial position and of the results of operations and cash flows for the periods presented.
Change in Accounting Estimate.    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation. Any reclassification of prior period amounts does not affect any content or total of prior period financial statements.
During the nine months ended September 30, 2014, the Company committed to a plan to consolidate its offices located in San Diego, California into one corporate headquarters for efficiency purposes. This project started during the fourth quarter of 2014 and is expected to be completed by March 31, 2015. As a result, certain long-lived assets, primarily leasehold improvements, will be abandoned and replaced during the respective construction period. In accordance with the authoritative guidance, the Company has shortened the depreciable lives of impacted assets, which resulted in approximately $2.2 million and $2.7 million

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of accelerated depreciation, which is included in sales, marketing and administrative expenses, during the three and nine months ended September 30, 2014, respectively. Based on the current construction schedules, the Company expects to accelerate approximately $4.2 million of depreciation during the full year ended December 31, 2014 that would have otherwise been recorded in future periods. There is no impact to the Company's Consolidated Statement of Operations over the life of the respective assets.
At the beginning of 2014, the Company completed a review of the estimated useful life of the international surgical instrument sets used in support of its business outside of the United States. Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain international surgical instrument sets was extended from three to four years, which is consistent with the depreciable lives of such sets domestically. In accordance with authoritative guidance, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2014. For the three and nine months ended September 30, 2014, depreciation expense, which is included in sales, marketing and administrative expenses, was approximately $0.7 million and $2.1 million less, respectively, than it would have been had the useful life of these assets not been extended. The Company expects to have a $2.8 million favorable impact to its Consolidated Statement of Operations, for the full year ended December 31, 2014 due to this change in estimate. The total net impact to the Company's Consolidated Statement of Operations for all four years affected by the change will be zero.
Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company's marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $3.8 million and $3.3 million at September 30, 2014 and December 31, 2013, respectively.
Long-Lived Assets.    Long-lived assets primarily include surgical instruments, which are loaned to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures, as well as certain intangible assets. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company's business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices when available or other methods by utilizing unobservable inputs including discounted cash flow models. See Note 4, Financial Instruments and Fair Value Measurements for further discussion.
Inventories.    The Company's inventory consists primarily of purchased finished goods which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for such identified items. The inventory reserve was $25.1 million and $21.9 million at September 30, 2014 and December 31, 2013, respectively.
Pending Adoption of Recent Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09") an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal year 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation of this standard on its financial statements.
2.   Net Income (Loss) Per Share
The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company's stock options, employee stock purchase plan ("ESPP"), restricted stock units, including those with performance conditions, warrants, and shares to be issued upon the conversion of the Senior Convertible Notes (see Note 6, Senior Convertible Notes).

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings or (loss) per share attributable to the Company :

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to the Company	$(1,830)	$7,511	$(24,194)	$1,893
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	46,990	44,572	46,546	44,339
Dilutive potential common stock outstanding:
Stock options and ESPP shares	—	473	—	304
Restricted stock units	—	2,175	—	1,744
Weighted average common shares outstanding for diluted	46,990	47,220	46,546	46,387
Basic net income (loss) per share attributable to the Company	$(0.04)	$0.17	$(0.52)	$0.04
Diluted net income (loss) per share attributable to the Company	$(0.04)	$0.16	$(0.52)	$0.04
The following weighted outstanding common stock equivalents were not included in the calculation of diluted net income (loss) per share attributable to the Company because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stock options, ESPP shares and restricted stock units	8,777	4,957	8,999	5,759
Warrants	9,553	11,998	9,553	13,768
Senior Convertible Notes	9,553	9,553	9,553	10,003
Total	27,883	26,508	28,105	29,530
3.    Business Combinations
During its history, the Company has completed acquisitions that were not considered individually or collectively material to the overall Consolidated Financial Statements and/or the results of the Company's operations. These acquisitions have been included in the Consolidated Financial Statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities, which is recorded as part of the purchase consideration of the acquisition. The Company continuously assesses and adjusts the fair value of the contingent consideration liabilities, if necessary, until the settlement or expiration of the contingency occurs.
Contingent Consideration Liabilities
As a result of contingent consideration arrangements associated with certain asset and/or business acquisitions, the Company may have (or at times following such transactions, may have had) future payment obligations based on certain technological or operational milestones. In accordance with the authoritative guidance, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. At September 30, 2014, the estimated fair value of existing contingent consideration agreements, individually or collectively, are not considered material to the Company's Consolidated Financial Statements. Refer to Note 4, Financial Instruments and Fair Value Measurements for further discussion on fair market valuation and subsequent changes.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Progentix Orthobiology B.V.
In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. ("Progentix"), a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10 million in cash. The Company and Progentix also entered into a Distribution Agreement, as amended, whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

Progentix is determined to be a variable interest entity ("VIE") in accordance with authoritative guidance, and the Company has a controlling financial interest in the VIE as NuVasive has both (1) the power to direct the economically significant activities of Progentix, and (2) the obligation to absorb losses of, or the right to receive benefits from Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company's Consolidated Financial Statements since the time of the initial cash investment in 2009. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company's general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to the Company.
The equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported on the Company's consolidated balance sheet as non-controlling interests. The preferred stock represents 18% of the non-controlling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix's Board of Directors. As the rights of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as a non-controlling interest and shares in the allocation of the losses incurred by Progentix. Gains or losses incurred by Progentix are absorbed by the Company and the non-controlling interest holders based on the respective ownership percentages.
Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Total current assets	$503	$580
Identifiable intangible assets, net	14,052	14,403
Goodwill	12,654	12,654
Other long-term assets	2	7
Accounts payable and accrued expenses	551	403
Deferred tax liabilities, net	2,770	2,770
Non-controlling interests	8,491	9,086
The following is a reconciliation of equity (net assets) attributable to the non-controlling interests:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Non-controlling interests at beginning of period	$9,086	$10,003
Less: Net loss attributable to the non-controlling interests prior to reclassification from mezzanine to equity	—	745
Less: Net loss attributable to the non-controlling interests subsequent to reclassification from mezzanine to equity	595	—
Non-controlling interests at end of period	$8,491	$9,258

Impulse Monitoring Inc. and Physician Practices
The Company maintains contractual relationships with several physician practices ("PCs") which were inherited through the 2011 acquisition of Impulse Monitoring Inc. Under the respective contracts' terms, PCs provide the physician oversight services associated with IOM services. The Company provides management services to the PCs including all non-medical services, management reporting, billing and collections of all charges for medical services provided as well as administrative support. The PCs pay the Company a monthly management fee for these services. In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and the Company has controlling financial interests in the PCs as it has both (1) the power to direct the economically significant activities of the PCs and (2) the obligation to absorb losses of, or the right to

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive benefits from, the PCs. Therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.
4.    Financial Instruments and Fair Value Measurements
The Company invests its excess cash in certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all such securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the Consolidated Statements of Operations and a new accounting cost basis for the security is established. The Company reviews its investments if there is an indicator of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of September 30, 2014, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented.
According to the Company's investment policy, the Company maintains a diversified investment portfolio in terms of types, maturities, and credit exposure, and invests with institutions that have high credit quality. The Company does not currently hold derivative financial investments or speculative investments. Interest and dividends on securities classified as available-for-sale are also included in interest income on the consolidated statements of operations. Realized gains and losses and interest income and expense related to marketable securities were immaterial during all periods presented.

The composition of marketable securities is as follows:

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except years)	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
Classified as current assets
Certificates of deposit	Less than 1	$572	$—	$—	$572
Corporate notes	Less than 1	99,429	18	(53)	99,394
Commercial paper	Less than 1	2,497	—	—	2,497
U.S. government treasury securities	Less than 1	1,500	2	—	1,502
Securities of government-sponsored entities	Less than 1	65,835	32	(8)	65,859
Total short-term marketable securities		169,833	52	(61)	169,824
Classified as non-current assets
Certificates of deposit	1 to 2	—	—	—	—
Corporate notes	1 to 2	45,281	11	(54)	45,238
Securities of government-sponsored entities	1 to 2	38,544	4	(34)	38,514
Total long-term marketable securities		83,825	15	(88)	83,752
Classified as restricted investments
U.S. government treasury securities	Less than 2	57,945	39	(13)	57,971
Securities of government-sponsored entities	Less than 2	34,669	5	(53)	34,621
Total restricted investments		92,614	44	(66)	92,592
Total marketable securities at September 30, 2014		$346,272	$111	$(215)	$346,168

December 31, 2013:
Classified as current assets
Certificates of deposit	Less than 1	$833	$—	$—	$833
Corporate notes	Less than 1	71,611	23	(6)	71,628
Commercial paper	Less than 1	19,973	—	—	19,973
U.S. government treasury securities	Less than 1	7,603	2	—	7,605
Securities of government-sponsored entities	Less than 1	43,405	14	(9)	43,410
Total short-term marketable securities		143,425	39	(15)	143,449
Classified as non-current assets
Certificates of deposit	1 to 2	283	—	—	283
Corporate notes	1 to 2	32,309	23	(14)	32,318
U.S. government treasury securities	1 to 2	1,500	1	—	1,501
Securities of government-sponsored entities	1 to 2	45,722	19	(14)	45,727
Total long-term marketable securities		79,814	43	(28)	79,829
Classified as restricted investments
U.S. government treasury securities	Less than 2	43,274	16	(6)	43,284
Securities of government-sponsored entities	Less than 2	29,125	4	(16)	29,113
Total restricted investments		72,399	20	(22)	72,397
Total marketable securities at December 31, 2013		$295,638	$102	$(65)	$295,675

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2014 or September 30, 2013.
The carrying amounts of other financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2014 and December 31, 2013 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company's capital lease obligations approximate their related fair values as of September 30, 2014 and December 31, 2013.
The fair value, based on a quoted market price (Level 1), of the Company's outstanding Senior Convertible Notes due 2017 at September 30, 2014 and December 31, 2013 was approximately $455.9 million and $439.3 million, respectively. The carrying value of the Company's Senior Convertible Notes is discussed in Note 6, Senior Convertible Notes.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company's assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$41,025	$41,025	$—	$—
Certificates of deposit	572	572	—	—
Corporate notes	144,633	—	144,633	—
Commercial paper	2,497	—	2,497	—
U.S. government treasury securities	59,472	59,472	—	—
Securities of government-sponsored entities	138,993	—	138,993	—
Total cash equivalents, marketable securities and restricted investments	$387,192	$101,069	$286,123	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(612)	$—	$—	$(612)
Total contingent consideration	$(612)	$—	$—	$(612)

December 31, 2013:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$72,514	$72,514	$—	$—
Certificates of deposit	1,116	1,116	—	—
Corporate notes	103,946	—	103,946	—
Commercial paper	19,973	—	19,973	—
U.S. government treasury securities	52,390	52,390	—	—
Securities of government-sponsored entities	118,250	—	118,250	—
Total cash equivalents, marketable securities and restricted investments	$368,189	$126,020	$242,169	$—

Contingent Consideration:
Acquisition-related liabilities, current	$(616)	$—	$—	$(616)
Acquisition-related liabilities, non-current	$(596)	$—	$—	$(596)
Total contingent consideration	$(1,212)	$—	$—	$(1,212)
Contingent Consideration Liability
As a result of contingent consideration arrangements associated with certain immaterial asset and/or business acquisitions, the Company may have (or at times following such transactions, may have had) future payment obligations which are based on certain technological or operational milestones. The Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Reasonable changes in the unobservable inputs would not be expected to have a significant impact on the Company's Consolidated Financial Statements.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with an immaterial acquisition completed in 2012, the Company agreed to pay the seller an amount not to exceed €2.0 million in aggregate in the event two specified revenue-based milestones are achieved. The first milestone was achieved and paid during the nine months ended September 30, 2014. The second milestone will be measured in February 2015. The Company has a remaining contingent consideration accrual at September 30, 2014 of $0.6 million with respect to the second milestone. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses.
The following table sets forth the changes in the estimated fair value of the Company's liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2014	2013
Fair value measurement at beginning of period	$1,212	$1,074
Change in fair value measurement included in operating expenses	8	75
Contingent consideration paid or settled	(608)	—
Fair value measurement at end of period	$612	$1,149
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its non-financial assets and liabilities. The criteria used for these evaluations include management's estimate of the asset's continuing ability to generate positive cash flow in future periods as well as the strategic significance of any asset to the Company's business objectives. If assets are considered to be impaired, the respective charge recognized is equal to the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices when available or other methods by utilizing unobservable inputs (Level 3) including a discounted cash flow model.
Based on management's assessment, during the nine months ended September 30, 2014, the Company recognized impairment charges of $10.7 million related to the developed technology for the PCM® device acquired from Cervitech in 2009 and $2.2 million in leasehold improvement write-offs associated with exiting a majority of the leased square footage at its New Jersey location. Refer to Note 5, Goodwill and Intangible Assets and Note 10, Restructuring Charges, respectively, for further discussion on each transaction.
5.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
September 30, 2014:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$51,620	$(26,342)	$25,278
Manufacturing know-how and trade secrets	12	21,918	(11,215)	10,703
Trade name and trademarks	11	9,500	(4,056)	5,444
Customer relationships	8	43,167	(23,022)	20,145
Total intangible assets subject to amortization	10	$126,205	$(64,635)	$61,570

Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,512
Total goodwill and intangible assets, net				$226,722

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2013:
Intangible Assets Subject to Amortization:
Purchased technology:
Developed technology	10	$62,328	$(21,359)	$40,969
Manufacturing know-how and trade secrets	12	21,997	(9,890)	12,107
Trade name and trademarks	11	9,500	(3,317)	6,183
Customer relationships	8	43,871	(19,784)	24,087
Total intangible assets subject to amortization	10	$137,696	$(54,350)	$83,346

Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,944
Total goodwill and intangible assets, net				$248,930
Total expense related to the amortization of intangible assets was $3.1 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively, and $10.5 million and $14.3 million for the nine months ended September 30, 2014 and 2013, respectively. In-process research and development will be amortized beginning on the regulatory approval date of the respective acquired products and will be amortized over the estimated useful life determined at that time.

During the nine months ended September 30, 2014, the Company recorded an impairment charge of $10.7 million related to the developed technology for the PCM device acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in management's estimates of current and future revenue and the related cash flows due to updated views of the competitive and regulatory landscape in the cervical market.
Total future amortization expense related to intangible assets subject to amortization at September 30, 2014 is set forth in the table below:

(in thousands)
Remaining 2014	$3,030
2015	11,707
2016	11,243
2017	8,892
2018	7,863
2019	6,509
Thereafter through 2026	12,326
Total future amortization expense	$61,570
6.    Senior Convertible Notes
The carrying values of the Company's Senior Convertible Notes are as follows:

(in thousands)	September 30, 2014	December 31, 2013
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(45,526)	(56,440)
Total Senior Convertible Notes, net	$356,974	$346,060

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the "2017 Notes"). The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company's common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.
Prior to January 1, 2017, holders may convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company's common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company's common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.
In accordance with authoritative guidance, $49.3 million was recorded in stockholders' equity, and $88.9 million of debt discount was recorded during 2011. The debt discount is being recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes.
The interest expense recognized on the 2017 Notes during the three months ended September 30, 2014 includes $2.8 million and $3.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2014 includes $8.3 million and $10.9 million for the contractual coupon interest and the accretion of the debt discount, respectively. During the three months ended September 30, 2013, interest expense recognized on the 2017 Notes includes $2.8 million and $3.4 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2013 includes $8.3 million and $10.1 million for the contractual coupon interest and the accretion of the debt discount, respectively.
In connection with the offering of the 2017 Notes, the Company entered into a convertible note hedge transaction (the "2017 Hedge") with the initial purchasers and/or their affiliates (the "2017 Counterparties") entitling the Company to purchase up to 9,553,096 shares of the Company's common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. In accordance with authoritative guidance, the derivative asset was assessed at a fair value and recorded in stockholders' equity since the financial instruments were indexed to the Company's own stock. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company's common stock exceeds the strike price of the 2017 Hedge.
In addition, the Company sold warrants to the 2017 Counterparties to acquire up to 477,654 shares of the Company's Series A Participating Preferred Stock (the "2017 Warrants"), at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is convertible into 20 shares of the Company's common stock, or up to 9,553,080 common shares. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares. The Company received $47.9 million in cash proceeds from the sale of the 2017 Warrants, which has been recorded as an increase in additional paid-in-capital. The 2017 Warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2017 Warrants.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.   Stock-Based Compensation
Under the 2004 Amended and Restated Equity Incentive Plan, as amended (the "2004 EIP"), the Company had the ability to grant stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance awards, and deferred stock awards. Pursuant to its terms, effective as of February 20, 2014, no further awards may be granted under the 2004 EIP; however, that plan continues to govern all awards previously issued under it (many of which remain outstanding). In March 2014, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc. (the "2014 EIP"), which was approved by the Company's stockholders at its 2014 Annual Meeting of Stockholders and provides the Company with the ability to grant various types of equity awards to its workforce. Additionally, the NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the "ESPP"), provides eligible employees with a means of acquiring equity in the Company through accumulated payroll deductions and at a discounted purchase price. Each of the 2004 EIP and the 2014 EIP allow for net share settlement upon vesting or exercise of certain equity awards whereby the shareowner tenders the requisite number of vested award shares to the Company to satisfy the respective tax withholding and/or exercise price. The net share settlement is accounted for as a treasury share repurchase transaction, and the cost of repurchasing shares is included in treasury stock and reported as a reduction in total equity when a repurchase occurs. For tax matters, the Company makes a corresponding cash payment to the requisite tax authorities in satisfaction of the minimum tax withholding requirements of the shareowner.
The Company uses the Black-Scholes option-pricing model (the "Black-Scholes model") to value share-based employee stock option and purchase right awards and Monte Carlo simulations (the "Monte Carlo model") to value certain performance-based restricted stock units. The Company uses the stock price on the date of grant to value all time-based restricted stock units. The determination of fair value of stock-based payment awards using the Black-Scholes model and the Monte Carlo model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in the Consolidated Statements of Operations. Among these cost-affecting estimates are the expected term of awards, estimated forfeitures, expected volatility of the Company's stock price, expected dividends and the risk-free interest rate. In addition to these assumptions, performance-based conditions require the assessment of probability of achievement and correlation coefficients. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service periods.
The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Sales, marketing and administrative expense	$7,668	$7,965	$23,105	$22,667
Research and development expense	471	448	1,417	1,239
Cost of goods sold	92	41	257	96
Total stock-based compensation expense	$8,231	$8,454	$24,779	$24,002
At September 30, 2014, there was $31.1 million of unamortized compensation expense for stock options, restricted stock units and performance-based restricted stock units to be recognized over a weighted average period of 1.7 years.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Purchase Rights
The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
ESPP
Volatility	43%	57%	46%	57%
Expected term (years)	1.3	1.7	1.3	1.6
Risk free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividend yield	—%	—%	—%	—%
The Company did not grant any stock options during the three and nine months ended September 30, 2014 or 2013.
The Company issued approximately 40,000 and 519,000 shares of its common stock upon the exercise of stock options during the three and nine months ended September 30, 2014, respectively, and issued approximately 177,000 shares of its common stock upon the exercise of stock options during the year ended December 31, 2013.
Restricted Stock Units
Time-based restricted stock units ("RSUs") represent a right to receive shares of common stock at a future date determined in accordance with the terms and conditions of a participant's award agreement (issued under either the 2004 EIP or 2014 EIP). No exercise price or other monetary payment are required for receipt of RSUs or the shares issued in settlement of the respective awards (provided that tax withholding obligations nonetheless apply); instead, consideration is furnished in the form of the participant's services to the Company. Time-based RSUs have graded vesting terms of up to four years. Total compensation cost for these awards is generally based on the fair value of the award on the date of grant. The Compensation Committee has granted performance-based restricted stock units ("PRSUs") to certain senior Company executives annually since 2012. Pursuant to the terms and conditions of the PRSUs, such executives earned shares of common stock in 2012 and 2013 based on the achievement of pre-defined performance criteria. Additionally, in February 2014, the Compensation Committee granted PRSUs (the "2014 PRSUs") with performance criteria measured by the Company's total shareholder return ("TSR") and total revenue growth over the two-year performance period spanning calendar years 2014 and 2015, with each performance metric being weighted equally and determined independently. The Company's two-year TSR is measured as the change in the Company's stock price between the opening stock price for 2014 and December 31, 2015, with the latter price being measured as the 15 trading-day trailing average of the Company's stock price as of December 31, 2015 (without adjusting for dividends). The target TSR is the median TSR of the companies comprising the Dow Jones Medical Devices Index. Should the Company's TSR over such two-year period be in excess of the 90th percentile of the index, the eligible executives will earn a number of shares of Company common stock equal to 250% of the target amount of the 2014 PRSUs being awarded for this goal. Conversely, no shares would be awarded if the Company's two-year TSR is below the 30th percentile of the index; provided, however, that, if the Company's TSR during the two-year performance period is more than 5%, then, notwithstanding the Company's percentile ranking, the minimum multiplier for this performance metric would be 25%. Revenue growth performance is measured as total revenue growth against the target revenue growth as determined by the Compensation Committee, measured over the two-year performance period spanning fiscal years 2014 and 2015. Should the Company achieve 185.7% of the target revenue growth goal over such two-year period, eligible executives will earn a number of shares of Company common stock equal to 250% of the target amount of the 2014 PRSUs being awarded for this goal. Conversely, no shares would be awarded upon achievement of less than 28.6% of the target revenue growth goal. The number of shares achieved with respect to the 2014 PRSUs will be determined in or around January 2016, upon the Compensation Committee's determination of the Company's two-year TSR and total revenue growth over the two year performance period as compared to the respective targets. Following such determination date, half of any achieved 2014 PRSUs shares will vest promptly, and the remaining half will vest on the one-year anniversary of such determination date (e.g. in 2017), subject, in all cases, to continuous employment through each of the vesting dates and certain, limited vesting acceleration criteria (i.e., in the event of a change of control).
The fair value of the 2014 PRSUs based on the TSR performance metric is measured on the date of grant using a Monte Carlo model and the associated expense is amortized over the three-year period from the date of grant. The fair value of the PRSUs based on the revenue growth performance metric is measured on the date of grant, considering a probability of achieving the specific goals, and expense is amortized over the three-year vesting period. The Company re-evaluates the probability of achieving the specific goals each reporting period and adjusts the related expense accordingly.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is required to estimate at the grant date the value of awards that are anticipated to be forfeited prior to their vesting. This estimated forfeiture rate is subject to revision in subsequent periods on a cumulative basis in the period the estimated forfeiture rates changes. The Company considered its historical experience of pre-vesting forfeitures on RSUs by employee ("shareowner") rank as the basis to arrive at its estimated annual pre-vesting forfeiture rate of 0% to 8% per year for the three and nine months ended September 30, 2014.
The Company issued approximately 59,000 and 1,414,000 shares of common stock in settlement of RSUs and PRSUs upon their vesting during the three and nine months ended September 30, 2014, respectively, and issued approximately 665,000 shares of common stock in settlement of RSUs and PRSUs upon their vesting during the year ended December 31, 2013.
8.    Income Taxes
The Company recorded an income tax expense of $9.1 million and $0.9 million for the three months ended September 30, 2014 and September 30, 2013, respectively, and income tax benefit of $4.1 million and income tax expense of $0.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The effective income tax rate for the nine months ended September 30, 2014 was 14% and reflects the negative impact of our Globalization Initiative project and non-deductible expenses primarily relating to stock-based compensation, offset by discrete benefits relating to disqualifying dispositions of qualified stock grants. The effective income tax rate for the nine months ended September 30, 2013 was 2% and reflected a discrete tax benefit related to the 2012 federal research and development (R&D) credit which was retrospectively reinstated in the nine months ended September 30, 2013. The Company updates its annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
There were no material changes to the Company's unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 30, 2014.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in Japan and the United States. Years open, and therefore subject to tax examination, in the major jurisdictions are 2009 through 2013. Management believes that adequate provisions have been recorded for adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Should an adjustment be required, the impact on the Consolidated Statement of Operations is not anticipated to be material.

The Company's Globalization Initiative, which involves establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles, was implemented in January 2014. The Company's financial results for the three and nine months ended September 30, 2014 reflects the current impact of this initiative.
9.    Business Segment, Product and Geographic Information
The Company's business operates in one segment based upon the Company's organizational structure, the way in which the operations are managed and evaluated by the chief operating decision maker and the lack of availability of discrete financial information.
The Company operates under three product lines for revenue; Spine Surgery Products, Biologics, and Monitoring Service. The Company's Spine Surgery Products line offerings, which include thoracolumbar product offerings, cervical product offerings and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company's Biologics product line offerings includes allograft (donated human tissue), FormaGraft® (a collagen synthetic product), Osteocel® Plus and Osteocel® Pro (each an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs), and AttraX® (a synthetic bone graft material), all of which are used to aid the spinal fusion or bone healing process. The Company's Monitoring Service offering includes IOM services. Revenue by product line offerings was as follows:

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Spine Surgery Products	$146,739	$131,137	$431,379	$382,485
Biologics	32,632	28,743	94,958	83,754
Monitoring Service	10,547	9,276	31,753	28,119
Total Revenue	$189,918	$169,156	$558,090	$494,358
Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2014	2013	2014	2013	2014	2013
United States	$164,805	$152,377	$490,274	$450,024	$105,758	$109,458
International (excludes Puerto Rico)	25,113	16,779	67,816	44,334	25,459	18,606
Total	$189,918	$169,156	$558,090	$494,358	$131,217	$128,064
10.    Restructuring Charges
During the nine months ended September 30, 2014, as part of a company-wide efficiency effort, the Company reduced its footprint on the east coast of the United States in order to match its current and projected business needs without adversely impacting its ability to deliver surgeon education and local customer fulfillment. More specifically, the Company exited a majority of the leased square footage at its New Jersey location and made a decision to terminate the respective lease early at December 2017. As a result of the reduction in space, the Company recorded restructuring and associated impairment charges in the nine months ended September 30, 2014 of approximately $6.4 million, primarily associated with future rental payments through December 31, 2017 and lease termination charges, which was offset by estimated future sublease income. The impairment charges also included the net impact of a $0.1 million gain from writing-off deferred rent liabilities and leasehold improvements. As of September 30, 2014, the total recorded liability associated with this early lease termination was $5.6 million. The charge is recorded within sales, marketing and administrative expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2014. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets at September 30, 2014.
11.    Contingencies
The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company's business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assess contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.
An estimated loss contingency is accrued in the Company's financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company's assessment, it has adequately accrued an amount for contingent liabilities currently in existence. The Company does not accrue amounts for liabilities that it considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company's current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings
Medtronic Sofamor Danek USA, Inc. Litigation
In August 2008, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, "Medtronic") filed a patent infringement lawsuit against the Company in the United States District Court for the Southern District of California (the "Medtronic Litigation"), alleging that certain of the Company's products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine purportedly infringed patents. The Company brought counterclaims against Medtronic alleging infringement of certain of the Company's patents.
The case has been administratively broken into serial phases. The first phase of the case included three Medtronic patents and one the Company patent. Trial on the first phase of the case concluded on September 20, 2011 and a jury delivered an unfavorable verdict against the Company with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent at hand. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the "2011 verdict"). Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest with respect to the patent infringements determined in the 2011 verdict, and, on June 11, 2013, the District Court ruled on the respective ongoing royalty rates (the "June 2013 ruling"). On August 20, 2013, the Company and Medtronic filed their respective notices of appeal of such decisions, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, on March 19, 2012, in connection with these proceedings, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's September 30, 2014 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the three months ended September 30, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict, and, upon receiving the June 2013 ruling, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, the Company will be required to escrow funds to secure accrued royalties, estimated at $27 million to date, as well as future ongoing royalties. The Company is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and, therefore - in accordance with authoritative guidance on the evaluation of loss contingencies - has not recorded an accrual for this amount, which is estimated to approximate $13.0 million. Additional damages (including interest) may still be awarded, and, as of September 30, 2014, the Company cannot estimate a range of additional potential loss.
With respect to the favorable verdict delivered regarding the one NuVasive patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at September 30, 2014. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one NuVasive patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of September 30, 2014.
The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent that was part of the first phase. As part of the settlement, the Company received a broad license to practice (i) the Medtronic patent that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic's patent rights related to cervical plate technology. In exchange for these license rights, the Company made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by the Company in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by the Company, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved. Accordingly, the Company's accrual for the case for the period ended September 30, 2014 was reduced to $93.7 million (down $7.5 million from the original accrual made and booked since September 2011 as a result of a $7.5 million payment made in 2013).

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic's U.S. Patent No. 8,021,430, that NuVasive's Osteocel® Plus bone graft product infringes Medtronic's U.S. Patent No. 5,676,146, and that the Company's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic's U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, NuVasive counterclaimed alleging infringement by Medtronic of the Company's U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and NuVasive patents currently subject to reexamination or review proceedings conducted by the Patent Office. No trial date has been set, but trial is anticipated to be scheduled for the second quarter of 2015 on Medtronic's U.S. Patent No. 5,676,146 and the Company's U.S. Patent No. D652,922. At September 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
On September 25, 2009, Neurovision Medical Products, Inc. ("NMP") filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's "NeuroVision" trademark registrations, injunctive relief and damages based on NMP's common law use of the "NeuroVision" mark. 'The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the NeuroVision trade name. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. The Company appealed the judgment, and, on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. In October 2012, the case was reassigned to a new District Court judge for re-trial of the matter. During pendency of the first appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys' fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. Re-trial of this matter began on March 25, 2014, and on April 3, 2014, the jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30 million. The Company filed a notice of appeal on September 4, 2014. On September 24, 2014, judgment was entered in favor of NMP in the amount of $30 million. The Court also entered a permanent injunction on September 24, 2014, enjoining the Company's future use of the NeuroVision trademark to market or promote its products. The Court also entered an order canceling the Company's NeuroVision trademark registrations, but that order is stayed pending the appeal process. At September 30, 2014, the April 3, 2014 jury verdict represents a probable loss that can reasonably be determined. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a liability related to this litigation in the amount of $30.0 million for the nine months ended September 30, 2014.
Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys' fees. On February 13, 2014, the lead plaintiff ("Plaintiff") filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. In March 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws. On August 19, 2014, the Court granted the Company's motion to dismiss and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014. The Company once again moved to dismiss the complaint on September 22, 2014 and a hearing on the Company's motion is scheduled for November 17, 2014. At September 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Regulatory Matter
In mid-2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. The Company is working with the OIG to understand the scope of the subpoena and to provide the requested documents. The Company intends to fully cooperate with the OIG's request. At September 30, 2014, the Company is unable to determine the potential financial impact, if any, that will result from this investigation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
This quarterly report on Form 10-Q, including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these "forward-looking statements" by words like "may", "will", "should", "could" , "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "intends" , or "continues" (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;

•	our operating results;

•	our plans for future products and enhancements of existing products;

•	anticipated growth and trends in our business;

•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;

•	our belief that our cash and cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.
These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading "Risk Factors", and elsewhere in this report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2013. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited Consolidated Financial Statements and the Notes to those statements included in this quarterly report on Form 10-Q.
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
Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as "eXtreme Lateral Interbody Fusion", or "XLIF®", in which surgeons access the spine for a fusion procedure from the side of the patient's body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems assist surgeons in avoiding critical nerves.
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
IOM monitoring service revenue consists of hospital based revenues and net patient service revenues, and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report revenues based on the amount expected to be collected.
In mid-2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We are working with the OIG to understand the scope of the subpoena and to provide the requested documents. We intend to fully cooperate with the OIG's request and will provide periodic updates as information becomes available. Responding to the subpoena requires management's attention and results in significant legal expense. Any adverse findings related to this investigation could result in significant financial penalties against us.
The majority of our operations are located in the United States and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and directly-employed sales shareowners, both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expense line. We expect to continue to expand our distribution channels. We are continuing to invest in our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.

Results of Operations
Revenue

	September 30,
(in thousands)	2014	2013	$ Change	% Change
Three months ended:
Spine Surgery Products	$146,739	$131,137
Biologics	32,632	28,743
Monitoring Service	10,547	9,276
Total revenue	$189,918	$169,156	$20,762	12%
Nine months ended:
Spine Surgery Products	$431,379	$382,485
Biologics	94,958	83,754
Monitoring Service	31,753	28,119
Total revenue	$558,090	$494,358	$63,732	13%
The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and our newer international markets as our sales force executes on our strategy of selling the full mix of our products. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market's procedural growth rate. Accordingly, we believe that our growth in revenue in 2014 will come primarily from share gains in the shift toward less invasive spinal surgery and international growth.
Our total revenues increased $20.8 million and $63.7 million during the three and nine months ended September 30, 2014, respectively, representing total revenue growth of 12% and 13% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
Revenue from our Spine Surgery Products increased $15.6 million and $48.9 million, or 12% and 13% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. This increase resulted from an increase in volume of approximately 13% and 15% for the three and nine months ended September 30, 2014, respectively, offset by unfavorable changes in price of approximately 1% and 2% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
Revenue from Biologics products increased $3.9 million and $11.2 million, or 14% and 13%, during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, which was primarily due to increases in volume.
Revenue from Monitoring Services increased $1.3 million and $3.6 million, or 14% and 13% during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase was primarily due to increases in volumes for the three months ended September 30, 2014, and increases in medical billing collections, aided by increases in volume, for the nine months ended September 30, 2014 compared to the same periods in 2013.

Cost of Goods Sold, excluding amortization and impairment of intangible assets

	September 30,
(in thousands)	2014	2013	$ Change	% Change
Three months ended	$47,719	$43,291	$4,428	10%
% of total revenue	25%	26%
Nine months ended	$135,849	$131,131	$4,718	4%
% of total revenue	24%	27%
Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM services, which includes personnel and physician oversight costs.
Cost of goods sold as a percentage of revenue decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013. This decrease was primarily due to a non-recurring royalty charge of $7.9 million recognized during the nine months ended September 30, 2013 related to the Medtronic litigation ruling that determined ongoing royalty rates (see Note 11, Contingencies, for further discussion). In addition, the Company experienced lower reserve requirements as a percentage of revenue due to inventory efficiencies and margin improvements gained from the acquisition of the spine implant manufacturer ANC, LLC in May 2013 (now named "NuVasive Manufacturing Limited"), and increased medical billing collections and volume in monitoring services. These margin improvements were offset by price decreases, incremental royalty charges due to an increased revenue base and a shift of revenue mix towards lower margin products and countries.
For the full fiscal year 2014, we expect cost of goods sold, as a percentage of revenue, to remain relatively consistent with current spending.
Operating Expenses

	Three Months Ended September 30,		Three Months Ended September 30,		$ Change	% Change
	2014		2013
(in thousands)	Operating expense	% of total revenue	Operating expense	% of total revenue
Sales, marketing and administrative	$113,746	60%	$102,085	60%	$11,661	11%
Research and development	9,068	5%	7,248	4%	1,820	25%
Amortization of intangible assets	3,071	2%	4,974	3%	(1,903)	(38)%

	Nine Months Ended September 30,		Nine Months Ended September 30,		$ Change	% Change
	2014		2013
(in thousands)	Operating expense	% of total revenue	Operating expense	% of total revenue
Sales, marketing and administrative	$348,820	63%	$306,243	62%	$42,577	14%
Research and development	28,590	5%	24,654	5%	3,936	16%
Amortization of intangible assets	10,541	2%	14,263	3%	(3,722)	(26)%
Impairment of intangible assets	10,708	2%	—	—%	10,708	100%
Litigation liability	30,000	5%	—	—%	30,000	100%
Sales, Marketing and Administrative
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

During the three and nine months ended September 30, 2014, the Company recognized $2.2 million and $9.1 million, respectively, for facility charges related to the New Jersey lease termination and consolidation of San Diego offices as part of a company-wide efficiency effort. Excluding these non-recurring transactions, sales, marketing and administrative expenses decreased as a percentage of revenue during the three and nine months ended September 30, 2014 compared to the same periods in 2013 as a result of increased operating leverage in our expenses.
Costs that tend to vary based on revenue, which include commissions, depreciation expense for loaned surgical instrument sets, domestic sales force headcount, distribution and customer support headcount, freight expenses, and continued investment in the expansion of our international markets, increased by $7.1 million and $26.1 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to our revenue growth. These increases are primarily driven by the costs to support an expansion of our markets, domestically and internationally, and associated headcount increases, which increased by $6.0 million and $19.5 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
Fixed costs are primarily comprised of compensation and other shareowner related expenses for our marketing and administrative support functions. It also includes facility charges, professional services and legal fees, which are primarily related to costs incurred in response to the OIG subpoena as well as certain intellectual property and litigation related legal matters. Fixed costs increased $4.6 million and $16.5 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 which are primarily the result of increases of $3.4 million and $14.4 million relate to added headcount and the aforementioned facility charges recognized during the three and nine months ended September 30, 2014.
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
In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, and expanded our offering of cervical products. We have also acquired complementary and strategic assets and technology, particularly in the area of biologics. We continue to invest in research and development programs. As a percentage of revenue, research and development expense is consistent for both the three and nine month periods ended September 30, 2014 compared to the same periods in 2013.
The primary increase in research and development expense was related to compensation and other shareowner related expenses due to increased headcount and ongoing development projects during the three and nine months ended September 30, 2014, which was offset by reduced expenses related to in-process research and development assets for the nine months ended September 30, 2014 compared to the same period in 2013.
For the remainder of 2014, as a percentage of revenue, we expect total research and development costs to moderately increase over current levels in support of our ongoing development and 510k product approval efforts.
Amortization of Intangible Assets
Amortization expense decreased $1.9 million and $3.7 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to certain intangible assets reaching the end of their useful lives subsequent to September 30, 2013.
Impairment of Intangible Assets
During the nine months ended September 30, 2014, we recorded an impairment charge related to developed technology for the PCM Cervical Disc System acquired from Cervitech in 2009 (see Note 5, Goodwill and Intangible Assets, for further discussion).
Litigation Liability
The litigation liability relates to the unfavorable jury verdict that was delivered against us during the nine months ended September 30, 2014 relating to our use of the trade name "NeuroVision". The amount of the jury verdict represents a probable loss that can be reasonably estimated (see Note 11 to the Unaudited Consolidated Financial Statements).

Interest and Other Expense, Net
Total interest and other expense, net, consists principally of interest expense incurred on our 2013 and 2017 Senior Convertible Notes, and other income (expense), offset by income earned on marketable securities. Total interest and other expense, net, increased by $5.8 million and $5.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The interest expense was increased by $0.3 million and $0.4 million during the three and nine months ended September 30, 2014, compared to 2013 for the same periods due to amortization schedule of debt discount offset with lower interest expense incurred due to the 2013 Senior Convertible Notes settlement during March 2013. The increase in other expense during the three and nine months ended September 30, 2014, comparing to 2013 for the same periods are due to the recognition of other income of approximately $2.8 million in connection with the settlement of several lawsuits related to a competitor during the three months ended September 30, 2013, and losses on foreign currency rate changes during the three and nine months ended September 30, 2014 of $2.9 million and $2.8 million, respectively. The loss on foreign currency was primarily due to the fluctuation in the pound sterling, the euro, the Australian dollar and the yen, for the three and nine months ended September 30, 2014.
Income Tax Expense (Benefit)

	September 30,	September 30,
(in thousands)	2014	2013
Three months ended	$9,088	$860
Effective income tax rate	128%	11%
Nine months ended	$(4,065)	$20
Effective income tax rate	14%	2%
We recorded an income tax expense of $9.1 million and $0.9 million for the three months ended September 30, 2014 and September 30, 2013, respectively. We recorded an income tax benefit of $4.1 million and an income tax expense of $0.0 million for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate for the nine months ended September 30, 2014 was 14% compared to an income tax rate of 2% for the nine months ended September 30, 2013. We update our annual effective income tax rate each quarter and if the estimated effective income tax rate changes, a cumulative adjustment is made.
For the nine months ended September 30, 2014, our tax benefits reflects the negative impact of our Global Initiative project and non-deductible expenses primarily relating to stock-based compensation, offset by discrete benefits relating to disqualifying dispositions of qualified stock grants. The income tax provision for the nine months ended September 30, 2013 reflected a discrete tax benefit related to the 2012 federal research and development (R&D) credit which was retrospectively reinstated in the nine months ended September 30, 2013.

The Company's Globalization Initiative, which involves establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles, was implemented in January 2014. The Company's financial results for the three and nine months ended September 30, 2014 reflects the current impact of this initiative.

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
In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our September 30, 2014 consolidated balance sheet. Further, as a result of the June 2013 District Court ruling on the ongoing royalty rates, we will be required to escrow funds to secure accrued royalties, estimated at $27.0 million to date, as well as future ongoing royalties.
On April 3, 2014, an unfavorable jury verdict was delivered against us relating to our use of the trade name "NeuroVision". We established a liability of $30.0 million for this matter, which remained unchanged as of September 30, 2014. We anticipate to soon fund an amount of cash equal to such established liability into a restricted escrow account. Such funds will be classified as restricted cash, and held pending the outcome of post-trial motions and the likely appellate process. In the event that we are unable to prevail in future legal action, we could be required to outlay such escrowed cash (and, potentially, more).
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States. Accordingly, we do not have material cash flow exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United State dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
Cash, cash equivalents and marketable securities was $384.2 million and $326.1 million at September 30, 2014 and December 31, 2013, respectively. The increase primarily relates to $96.5 million in cash from operations and proceeds from the issuance of Company common stock of $15.3 million, offset by $45.7 million in capital expenditures and $35.8 million in net changes in marketable securities during the nine months ended September 30, 2014. At September 30, 2014, we have cash and investments totaling $123.2 million including the above-described Medtronic litigation-related restricted escrow account, which are not available to us to meet any ongoing capital requirements if and when needed. We will be required to fund additional cash into escrow due to pending legal cases, however, the Company believes that restriction on the cash expected to be escrowed does not negatively impact our liquidity and/or our ability to invest in, and run, our business on an ongoing basis.
Cash flows from operating activities
Cash provided by operating activities was $96.5 million for the nine months ended September 30, 2014, compared to $70.1 million for the same period in 2013. The $26.4 million increase in cash provided by operating activities was mainly due to an increase in the add-back of non-cash items and an increase in the litigation liability accrual, partially offset by an increase in the net loss and an increase in amounts paid for inventory for the nine months ended September 30, 2014 compared to the same period in 2013.

Cash flows from investing activities
Cash used in investing activities was $81.6 million for the nine months ended September 30, 2014, compared to $26.6 million for the same period in 2013. The $54.9 million increase in cash used in investing activities was primarily due to net changes in marketable securities during the nine months ended September 30, 2014 compared to the same period in 2013.
Cash flows from financing activities
Cash provided by financing activities was $13.5 million for the nine months ended September 30, 2014, compared to cash used in financing activities of $65.6 million for the same period in 2013. The $79.2 million increase in cash provided by financing activities was primarily due to the repayment of the 2013 Senior Convertible Notes during the nine months ended September 30, 2013 as well as an increase in proceeds from the issuance of common stock in connection with exercises of stock options and purchase rights during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Our equity incentive plans allow for net share settlement of certain equity awards. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligation from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.
Senior Convertible Notes
In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of the Company's common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Interest on the 2017 Notes is payable semi-annually on January 1st and July 1st of each year.
In March 2008, we issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the "2013 Notes"). During the year ended December 31, 2011, we repurchased approximately $155.7 million in principal of its 2013 Notes in privately negotiated transactions. These repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. The remaining balance of the 2013 Notes matured on March 15, 2013, and, accordingly, during the nine months ended September 30, 2013, we repaid the total outstanding principal amount of $74.3 million in cash. In connection with the offering of the 2013 Notes, we sold to the initial purchasers and/or their affiliates warrants to acquire up to 5.1 million shares of our common stock (the "2013 Warrants"). All 2013 Warrants expired unexercised on or before October 8, 2013.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and there have been no material changes during the nine months ended September 30, 2014.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2014, there were no material changes, outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time lines specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2014. Based on such evaluation, our management has concluded that as of September 30, 2014, the Company's disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this quarterly report on Form 10-Q.
There has been no change to our internal control over financial reporting during our most recent fiscal quarter that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as follows:
Medtronic Sofamor Danek USA, Inc. Litigation
As reported by us previously, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, "Medtronic"), on August 18, 2008, filed a patent infringement lawsuit against NuVasive in the United States District Court for the Southern District of California, alleging that certain of NuVasive's products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents. Three of the patents were later withdrawn by Medtronic leaving the following nine patents in the lawsuit: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic ("Medtronic Patents"). NuVasive counterclaimed alleging that NuVasive's U.S. Patent Nos. 7,207,949; 7,582,058; and 7,470,236 are infringed by Medtronic's NIM-Eclipse System and accessories and Quadrant products, and "DLIF" (Direct Lateral Interbody Fusion) surgical technique.
Given the number of patents asserted in the litigation, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case concluded on September 20, 2011 and a jury delivered an unfavorable verdict against NuVasive with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the "2011 verdict"). Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, and on June 11, 2013, the District Court ruled on the ongoing royalty rates (the "June 2013 ruling"). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, the Company entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's September 30, 2014 consolidated balance sheet.
In accordance with the authoritative guidance on the evaluation of loss contingencies, during the three months ended September 30, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict, and, upon receiving the June 2013 ruling, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $27 million to date, as well as future ongoing royalties. NuVasive is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore - in accordance with the authoritative guidance on the evaluation of loss contingencies - has not recorded an accrual for this amount, which is estimated to approximate $13 million. Additional damages (including interest) may still be awarded, and, at September 30, 2014, the Company cannot estimate a range of additional potential loss.
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
In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic's U.S. Patent No. 8,021,430, that NuVasive's Osteocel® Plus bone graft product infringes Medtronic's U.S. Patent No. 5,676,146, and that NuVasive's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic's U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and on March 7, 2013, NuVasive counterclaimed alleging infringement by Medtronic of Nuvasive's U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and NuVasive patents currently subject to reexamination or review proceedings conducted by the Patent Office. No trial date has been set, but trial is anticipated to be scheduled for the second quarter of 2015 on Medtronic's U.S. Patent No. 5,676,146 and NuVasive's U.S. Patent No. D652,922. At September 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Trademark Infringement Litigation
On September 25, 2009, Neurovision Medical Products, Inc. ("NMP") filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's "NeuroVision" trademark registrations, injunctive relief and damages based on NMP's common law use of the "NeuroVision" mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the "NeuroVision" trade name. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment and on September 10, 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge. In October 2012, the case was reassigned to a new District Court judge for re-trial of the matter. During pendency of the first appeal, the Company was required to escrow funds totaling $62.5 million to secure the amount of the judgment, plus interest, attorneys' fees and costs. As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company. Re-trial of this matter began on March 25, 2014, and on April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. The Company filed a notice of appeal on September 4, 2014. On September 24, 2014, judgment was entered in favor of NMP in the amount of $30 million. The Court also entered a permanent injunction on September 24, 2014, enjoining our future use of the NeuroVision trademark to market or promote our products. The Court also entered an order canceling the Company's NeuroVision trademark registrations, but that order is stayed pending the appeal process. At September 30, 2014, the April 3, 2014 jury verdict represents a probable loss that can reasonably be determined. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a liability related to this litigation in the amount of $30.0 million for the period ended September 30, 2014.
Securities Litigation
On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys' fees. On February 13, 2014, the lead plaintiff ("Plaintiff") filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. In March 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws. On August 19, 2014, the Court granted our motion to dismiss and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014. The Company once again moved to dismiss the complaint on September 22, 2014, and a hearing on the Company's motion is scheduled for November 17, 2014. At September 30, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.
Item 1A.    Risk Factors
The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively the "Risk Factors") together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of NuVasive's CoRoent XL implants and 8.25% on certain of NuVasive's MaXcess III retractors and related products. On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. We entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $27 million to date, as well as future ongoing royalties, plus prejudgment interest, which represents a material reduction in our cash resources available for investment.
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
On September 25, 2009, Neurovision Medical Products, Inc. ("NMP") filed suit against us in the U.S. District Court for the Central District of California alleging trademark infringement and unfair competition. NMP sought cancellation of our "NeuroVision" trademark registrations, injunctive relief and damages based on NMP's common law use of the "Neurovision" mark. Trial of the matter took place in October 2010, and an unfavorable jury verdict was delivered against us relating to our use of the NeuroVision trade name in the amount of $60.0 million plus attorney fees and costs, as well as an injunction. We promptly appealed the verdict to the Ninth Circuit Court of Appeals. During the pendency of the appeal, we were required to escrow the amount of the judgment, plus interest. In September 2012, the Circuit Court reversed and vacated the District Court's judgment against us, and also reversed and vacated the injunction and the award of attorney fees and costs. The Circuit Court remanded the case for a new trial and instructed the District Court to assign the case to a different judge. In December 2012, the full $62.5 million was released from escrow and returned to us.
Re-trial of the matter began on March 25, 2014. On April 3, 2014, the jury returned a verdict in favor of NMP on its claims against NuVasive in the amount of $30 million. We filed our notice of appeal on September 4, 2014. On September 24, 2014, judgment was entered in favor of NMP in the amount of $30 million. The Court also entered a permanent injunction on September 24, 2014, enjoining our future use of the NeuroVision trademark to market or promote our products. The Court also entered an order cancelling our NeuroVision trademark registrations, but that order is stayed pending appeal. At September 30, 2014, the jury verdict represents a probable loss that can reasonably be determined. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a liability related to this litigation. The verdict amount may be set aside on the balance sheet as restricted cash, pending the outcome of post-trial motions and the likely appellate process.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.1#	NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document

#	Indicates management contract or compensatory plan.

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

NUVASIVE, INC.

Date:	October 30, 2014	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2014	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.1#	NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document

#	Indicates management contract or compensatory plan.

*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.