Form 10-K
period 2014-12-31
NUVASIVE INC
filed 2015-02-25
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-50744

NUVASIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7475 Lusk Boulevard,	92121
San Diego, California (Address of principal executive offices)	(Zip Code)

(858) 909-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Class:	Name of Exchange on which Registered:
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.6 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director on June 30, 2014 have been excluded in that such persons may be deemed to be affiliates.

As of February 23, 2015, there were 48,147,397 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2015 (the “Proxy Statement”). The Proxy Statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2014.

NuVasive, Inc.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2014

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. Many of the forward-looking statements are located in Part I, Item 1 under the heading “Business” and Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and the documents incorporated by reference to this Annual Report. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or other tenses or the negative of those words and other comparable words).  Forward-looking statements include, but are not limited to, statements about:

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

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Annual Report and the documents incorporated by reference to this Annual Report. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1(A) under the heading “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference to this Annual Report. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.  We assume no obligation to update any forward-looking statements to reflect new information, future events or circumstances or otherwise, except as required by law.

This Annual Report on Form 10-K refers to trademarks, such as Absolute Responsiveness, Acuity, Affix, Armada, Attrax, Back Pact, Bendini, Better Back Alliance, Better Insight. Better Decisions. Better Medicine, Brigade, CerPass, CoRoent, Creative Spine Technology, DBR, Embody, Embrace, ExtenSure, FormaGraft, Gradient Plus, Halo, ILIF, InStim, JJB, Leverage, M5, Magnitude, MAS, MaXcess, NeoDisc, Nerve Avoidance Leader, NuVasive, NVJJB, NVM5, Osteocel, Precept, Radian, SOLAS, Speed of Innovation, SpheRx, The Better Way Back, Traverse, Triad, VuePoint, X-Core, XL-TDR, XLIF and XLP, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Item 1.Business

Overview

We are the third largest global medical device company in the global spine market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery (including biologics), a combined market estimated to be approximately $9.0 billion globally in 2015. Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) services and support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeons access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion. Our biologic product line offerings used to aid the spinal fusion process or bone healing process include Osteocel Plus® and Osteocel Pro® allograft (donated human tissue) which are cellular matrix products containing viable mesenchymal stem cells (or MSCs), as well as other allograft offerings, FormaGraft® - a collagen synthetic product, and AttraX® - a synthetic bone graft material that is currently available commercially only in select markets outside of the United States. We also offer IOM services for insight into the nervous system during non-spine (in addition to the offerings noted above). We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally-integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS product platform as well as previously MAS-trained surgeons attending advanced courses.

We believe our MAS platform and its related offerings provide(s) a unique and comprehensive solution for the safe and reproducible minimally-disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves. The fundamental difference between our MAS platform and is sometimes referred to in the industry as “minimally invasive surgery” or “MIS” is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems assist surgeons in the detection and navigation of critical nerves. It has been demonstrated clinically that the procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We also have robust product offerings that we continue to expand for procedures in the cervical spine. Our cervical product offering provides a full set of solutions for cervical fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products.

Our corporate headquarters is located in San Diego, California. We lease approximately 208,000 square feet in San Diego. Our headquarters has a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. During 2014, we committed to a plan to consolidate its offices located in San Diego, California into one corporate headquarters for efficiency purposes. This project is expected to be completed by March 31, 2015. Our location in Amsterdam, the Netherlands was established in 2014 and now serves as our International Headquarters. We have historically maintained a secondary training facility in Paramus, New Jersey, which we expect to depart in 2015. We are now in the process of committing or re-purposing resources to develop regional training facilities and centers for excellence in strategic locations around the globe. Impulse Monitoring, Inc. (Impulse Monitoring), our IOM services and support arm, is located in Columbia, Maryland. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business is facilitated by rapid delivery of products and surgical instruments for surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility enhances our ability to meet demanding delivery schedules and provide a greater level of customer service. Additionally, we have a manufacturing facility located in Dayton, Ohio that produces spinal implants.

Our Strategy

We are a leading provider of innovative medical products that provide comprehensive solutions for the surgical treatment of spine disorders. We continue to pursue the following business strategies in order to improve our competitive position:

●

Establish our MAS Platform as the Standard of Care. We believe our MAS platform has the potential to become the standard of care for spine surgery as hospitals, providers and spine surgeons alike continue to recognize its many benefits and adopt our products and procedures. We also believe that our MAS platform has the potential to dramatically improve the clinical results of spine surgery. Because of this belief, we dedicate significant resources to researching clinical outcomes data as well as educating spine surgeons, hospitals, and other providers and their patients on the clinical and financial benefits of our products, and we intend to capitalize on the growing demand for minimally-disruptive surgical procedures.

●

Continue to Develop and Introduce Procedurally-Integrated Solutions and New Innovative Products. One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery products and procedures. In the past several years, we have introduced a continual flow of new products and product enhancements. We have additional products and procedural offerings currently under development that should expand our presence in fusion surgery. We intend to accomplish our continued product expansion with an unwavering commitment to our MAS platform and extending our core technology. We believe that these additional products will allow us to increase our market share while at the same time improving patient care. Protecting and defending the intellectual property related to our innovative products is also a core component to this strategy.

●

Expand the Reach of Our Exclusive Sales Force. We believe that having a sales force dedicated to selling only our products is critical to achieving continued growth across our various product lines, driving greater market penetration and increasing our revenues. In the United States, we have an exclusive sales force consisting of a mix of directly-employed sales shareowners (our employees) and exclusive sales agents that are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly-employed sales shareowners, independent sales agents and territory-based distributors. We believe that continuing to expand the range of such teams will allow us to increase our market share while and drive adoption of our products and procedures.

●

Provide Tailored Solutions in Response to Surgeon Needs. Responding quickly to the needs of spine surgeons, which we refer to as “Absolute Responsiveness®”, is central to our corporate culture, critical to our success, and we believe differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of, and potential improvements to, our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and a state-of-the-art cadaver operating theatre in San Diego, California to provide clinical training and validate new ideas through prototype testing. We also have historically maintained a training facility in Paramus, New Jersey which we expect to depart in 2015. We are in the process of committing or re-purposing resources to develop regional training facilities and centers for excellence in strategic locations around the globe. Absolute Responsiveness goes beyond product development to include active support in all areas, including clinical research and payer relations.  We believe that continuing to remain connected and responsive to the collective voices of the surgeon community will allow us to increase our market share while and drive adoption of our products and procedures.

●

Selectively License or Acquire Complementary Spine Products and Technologies and Drive our OUS Presence. In addition to building our company through internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in emerging geographical opportunities. By acquiring complementary products and executing on international footprint opportunities, we believe we can leverage our expertise at bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.

●

Provide Intra-Operative Monitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for nerve monitoring has increased along with the advancement of technologies and techniques used in IOM. We believe that our proprietary NVJJB and NVM5 platforms are differentiators in the market and are unique in their ability to provide information about the directionality and proximity of nerves. We intend to continue to advance the utility and adoption of such platforms and, accordingly, further our value to our customer base.

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

Hundreds of millions of people around the world suffer from some type of back or neck pain. The prescribed treatment depends on the severity and duration of the disorder. Initially, physicians will prescribe non-operative, conservative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In many cases, non-operative treatment options are effective; however, some patients eventually require spine fusion surgery. The vast majority of spine fusion surgeries are done using traditional open surgical techniques from either the front or back of the patient. These traditional open surgical approaches generally require a large incision in the patient’s abdomen or back in order to enable the surgeon to access and see the spine and surrounding area. These open procedures are invasive, lengthy and complex, and typically result in significant blood loss, extensive tissue damage and lengthy patient hospitalization and rehabilitation.

We believe that the market for spine surgery procedures will continue to grow over the long term, and we also believe that our market share will increase, because of the following market dynamics:

●

Demand for Surgical Alternatives with Less Tissue Disruption. As has been proven in other surgical markets, we anticipate that the broader acceptance of surgical treatments with less tissue disruption and patient trauma will result in increased demand.

●

Favorable Domestic Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging “baby boomers” (people born between 1946 and 1965). We believe this large population segment will increasingly demand a quicker return to activities of daily living following surgery than prior generations.

●

Access to Care in Emerging Markets. Health care reforms in many emerging markets are expanding access to treatments to a greater proportion of their populations, which we believe will continue to drive strong increases in demand for healthcare-related product volumes. Increasing economic affluence in key developing regions will further drive demand for health care treatments.

Although we believe that the market for spine surgery procedures will continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the spine market’s growth rate. These changes include pricing pressure from the continued consolidation of our hospital customers and the expansion of group purchasing organizations, unfavorable third-party payer coverage and reimbursement policies, and new and proposed legislation and regulations designed to contain or reduce the cost of healthcare.

Surgical Alternatives with Less Tissue Disruption

The benefits of minimally invasive surgery procedures in other areas of orthopedics have significantly contributed to the strong and growing demand for surgical alternatives with less tissue disruption of the spine. Surgeons and hospitals seek spine procedures that result in fewer operative complications and decreased patient hospitalization periods. At the same time, patients seek procedures that cause less trauma, allow for faster recovery times and result in more favorable clinical outcomes. Despite the patient and doctor demands, the rate of adoption of surgical alternatives with less tissue disruption procedures has been relatively slow with respect to the spine. Currently, the majority of spine surgery patients are treated with open and invasive techniques.

We believe the principal factor contributing to spine surgeons’ slow adoption of traditional “minimally invasive” spine alternatives has been inconsistent outcomes driven by two main reasons: (i) the limited or lack of direct access to and visibility of the surgical anatomy; and (ii) the associated complex instruments that have been required to perform these procedures. Most traditional “minimally invasive” spine systems do not allow the surgeon to directly view the spine and the relevant pathology point and, as such, provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional “minimally invasive” spine systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system, which is an impediment and/or deterrent to their adoption.

The NuVasive Solution — Maximum Access Surgery with minimal tissue disruption

Our MAS platform allows surgeons to perform a wide range of minimally-disruptive spine procedures in all regions of the spine and from various surgical approaches, while overcoming the shortcomings of traditional “minimally invasive” spine surgical techniques. The platform is designed to treat a wide range of spinal pathologies while accommodating a surgeon’s preferred surgical technique. We believe our products improve clinical results and should continue to drive an expanded number of minimally-disruptive procedures performed, lead the market movement away from open surgery and make less invasive techniques the standard of care in spine fusion and non-fusion surgery.

Our MAS platform combines three product categories: our MaXcess retractors, our specialized implants, and our nerve monitoring systems and service offerings that collectively enable surgeons to detect and navigate around nerves while directing customized access to the spine for implant delivery. Each of these offerings is summarized in a bit more detail below. MaXcess also allows surgeons to use well-established traditional instruments in a minimally-disruptive and less traumatic manner while our biologics offerings complement our MAS\ platform by facilitating bone growth and fusion. We also offer a variety of specialized implants that enable the maximization of disc height restoration and sufficient structural support while conforming to the anatomical requirements of the patient.

Our products facilitate minimally-disruptive applications of the following spine surgery procedures, among others:

•	Lumbar and thoracic fusion procedures in which the surgeon approaches the spine through the patient’s back, side or abdomen;
•	Cervical fusion procedures for either the posterior occipito-cervico-thoracic region or the anterior cervical region; and
•	Decompression, which is removal of a portion of bone or disc from over or under the nerve root to relieve pinching of the nerve.

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

Surgeons can connect certain instruments to our nerve monitoring systems, thus creating an interactive set of instruments that better enable the safe navigation through the body’s nerve anatomy during surgery. The connection is accomplished using a clip that is attached to the instrument, effectively providing the benefits of our nerve monitoring systems through an instrument already familiar to the surgeon. The systems’ proprietary software and easy to use graphical user interface enables the surgeon to make critical decisions in real time resulting in safer, faster, and more reproducible procedures with the design for improved patient outcomes.

Through our IOM subsidiary, Impulse Monitoring, the data from the various nerve monitoring systems, including our own, can be analyzed in real time by healthcare professionals for additional interpretation of intra-operative information. Adding the value of real time healthcare professional oversight further improves the safety and reproducibility of the vast array of our spine procedures.

MAS — MaXcess

Our MaXcess system integrates nerve monitoring and specialized implants that provide maximum access to the spine with minimal soft tissue disruption. MaXcess has a split-blade design consisting of three blades that can be positioned to customize the surgical exposure in the shape and size specific to the surgical requirements rather than the more traditional fixed tube or two blade designs of traditional off-the-shelf “minimally invasive” spine surgical systems. MaXcess’ split-blade design also provides customizable access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a smaller incision and less tissue disruption. The ability to use familiar instruments reduces the learning curve for our procedures and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with better direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment such as endoscopes.

Over the years, several improvements to our MaXcess systems have been made, including incorporating integrated neuromonitoring technology and improving the blade systems, and the MAS approach has broadened from the lumbar to the thoracic region. Our MaXcess products are used in the cervical spine for posterior application and anterior retraction, the lumbar spine for decompressions, transforaminal lumbar interbody fusions (TLIFs) and posterior lumbar interbody fusions (PLIFs), the thoracolumbar spine for eXtreme Lateral Interbody Fusion (XLIFs), and the thoracic region for tumors and trauma, as well as in adult degenerative scoliosis procedures.

MAS — Specialized Implants and Fixation Systems

We have many implants and fixation devices designed to be used with our MAS platform. These implants are used for interbody disc height restoration for fusion and stabilization of the spine. Our implants are available in a variety of shapes and sizes to accommodate specific approach, pathology and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation systems have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our MaXcess system to provide stabilization of the spine. These systems enable minimally-disruptive placement of implants and are intended to reduce patient morbidity, at times through a single approach.

The following products and services complement our MAS platform:

Biologics

The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), a varied offering of synthetic products, stem cell-based products, and growth factors. We currently offer FormaGraft, a collagen-based synthetic bone substitute, and Osteocel Plus and Osteocel Pro, an allograft cellular matrix designed to mimic the biologic profile of autograft that includes endogenous MSCs and osteoprogenitors to aid in fusion. Additionally, we have developed biologics products such as AttraX, a synthetic bone graft material delivered in putty form, to meet the different needs of these international markets. We have successfully commercialized AttraX in several international countries.

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

Development Projects

  We continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of our MAS techniques.  Such applications include tumor, trauma, and deformity, and increased fixation options, including motion preservation and sagittal alignment products. We also continue expanding our cervical product portfolio to provide for a comprehensive cervical offering that will include further segmentation of both the fixation and motion preservation segments. In biologics, we continue to pursue advancements in our existing product lines as well as new and innovative biologics offerings.  Additionally, we intend to focus on integrated product offerings that focus on sagittal alignment.

Research and Development

Our research and development efforts are primarily focused on developing further enhancements to our existing products and improving and further integrating our procedural solutions. Our research and development group has extensive experience in developing products to treat spine pathologies and this group continues to work closely with our clinical advisors and spine surgeon customers to design products and procedural solutions designed to improve patient outcomes, simplify techniques, and reduce patient trauma and the subsequent hospitalization and rehabilitation times, and - as a result - reduce overall costs to patients and the healthcare system.

International

We believe a spine market shift towards minimally invasive surgery and increases in international access to healthcare will provide us with an opportunity for accelerated growth outside the United States. Because our products and technologies treat similar pathologies around the world, we are focused on expanding our operations in select developed and emerging international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in expanding our global infrastructure to adapt to alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our MAS surgical techniques, our complementary instruments and our implants to our international customers. During 2014, we opened many offices across the world as part of our focus on increasing our commercial footprint in the regions.  Among them was the opening of a new office in Amsterdam, the Netherlands, which now serves as our International Headquarters and is a continued investment in its strategic expansion throughout the European market and also European center of excellence for customer services. Additionally, we have continued to expand our available product offerings internationally. Our geographic expansion efforts will enable us to accelerate our global market share position and change patient’s lives, not just in the United States, but around the world.  Our international revenue, which excludes Puerto Rico, was $94.6 million or 12% of total revenue for the year ended December 31, 2014.

Sales and Marketing

In the United States, we currently sell our products through a combination of exclusive independent sales agencies and directly-employed sales shareowners. Each member of our United States sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales shareowner or an independent sales agency is made on a territory–by-territory basis, with a focus on aligning the sales team with the best skills and experience with local surgeons’ needs.  Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents. The split between directly-employed sales shareowners and independent sales agents and distributors in our sales force is approximately equal. There are many reasons that we believe strongly in an exclusive sales force, none more important than having a sales force that is properly educated, trained and incentivized to sell and represent only our portfolio of products.

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our MAS surgical techniques and our complementary instruments and implants. We maintain state-of-the-art cadaver operating rooms and training facilities to help educate surgeons regarding our products at our corporate headquarters in San Diego, California and historically our facility in Paramus, New Jersey, which we expect to depart in 2015. We are in the process of committing or re-purposing resources to develop regional training facilities and centers for excellence in strategic locations around the globe. We continue to train surgeons on the XLIF technique and our other MAS platform products including: our proprietary nerve monitoring systems, MaXcess, biologics, and specialized implants. The number of surgeons trained annually includes first-time surgeons new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training programs. The Society of Lateral Access Surgery (SOLAS), Surgeon Education Committee helps direct the continued evolution of our many procedure-related training classes and materials.

Manufacturing and Supply

We rely on third parties for the manufacture of a majority of our products, their components and servicing, and we maintain alternative manufacturing sources for a majority of our finished goods products. We also manufacture certain implants internally at our facility in Dayton, Ohio. We have identified or are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to best enable us to be able to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization (ISO), and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded. We believe that, at our current scale, these types of manufacturing relationships balance our capital investment, help control costs and provide manufacturing capacity necessary to compete with larger volume manufacturers of spine surgery products. As our business continues to scale, we will continue to evaluate this strategy for selective product lines to drive improving profitability and shareholder returns. We anticipate that we will ultimately internally manufacture greater portions of our products and product components as such opportunities arise and when a transition to such capability would be and efficient and appropriate use of capital that aligns with our overall strategy.

Our products are inspected, packaged and labeled, as needed, at either our San Diego headquarters or our Memphis distribution facility. Under our existing contracts with third-party manufacturers, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications.

We currently rely on several tissue banks as our suppliers of allograft tissue implants, including two for our Osteocel Plus and Osteocel Pro product lines. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable to compliance with FDA regulations, state requirements, and as-voluntary industry standards (such as those put forward by the American Association of Tissue Banks (AATB)).

We rely on one, exclusive supplier of polyetheretherketone (PEEK), which comprises our CoRoent PEEK partial vertebral body replacement and interbody product lines. We also rely on one, exclusive supplier for our NVM5 and NVJJB neuromonitoring systems, and rely on one, exclusive supplier for our neuromonitoring equipment that is used outside of the NV platform.

We, and our third-party manufacturers, are subject to the FDA’s quality system regulations, state regulations (such as the regulations promulgated by the California Department of Health Services), and regulations promulgated by foreign regulatory bodies (such as in the European Union). For tissue products, we are FDA registered and licensed in the States of California, New York, Florida, Maryland and Oregon. For our device implants and instruments, we are FDA registered, California licensed, CE marked and ISO certified. CE is an abbreviation for “Conformité Européenne” or European Conformity, and is the registration marking designating that a device can be commercially distributed throughout Europe. Our facilities and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA, state, and/or international regulatory agencies.

Surgical Instrument and Implant Sets

For many of our customers, we provide surgical instrumentation sets, including both implants and instruments, as well as our nerve monitoring systems in a manner tailored to fulfill our customer’s obligations to meet surgery schedules. We do not generally receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In many cases, once the surgery is finished, the surgical instrument sets are returned to us and we prepare them for shipment to meet future surgeries.

We complement this implant and instrument shipment model with field-based instrument assets. This hybrid strategy is designed to improve customer service, minimize backlogs, increase asset turns, optimize freight costs, and maximize cash flow. Our pool of surgical equipment that we loan to or place with hospitals continues to increase as we increase our product offering, expand our distribution channels and increase the market penetration of our products. These surgical instrumentation and implant sets are important to the growth of our business, and we anticipate additional investments in such assets going forward.

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

Patents

As of December 31, 2014, we had 258 issued U.S. patents, 119 foreign national patents, and 252 pending patent applications, including 188 U.S. applications, 2 international (PCT) application and 62 foreign national applications. Our issued and pending patents cover, among other things:

•	MAS surgical access instrumentation and methodology, including our XLIF procedure and aspects thereof;
•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•	Implants and related instrumentation and targeting systems;
•	Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX; and
•	Motion preservation products.

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

Trademarks

As of December 31, 2014, we had 213 trademark registrations in both domestic and foreign regions.

Competition

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. We believe that our significant competitors are Medtronic Sofamor Danek (Medtronic), DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, Biomet Spine, and Zimmer Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International N.V. (Orthofix), Alphatec Spine (Alphatec), Landauer (LDR), K2M and others. We also face competition from physician owned distributorships (PODs), which are medical device distributors that are owned, directly or indirectly, by physicians. However, these PODs have recently come under scrutiny by the Office of Inspector General (OIG) as the associated physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients. The prevalence of these PODs may impact our ability to grow.

The United States Government Regulation

Our products are medical devices and tissue subject to extensive regulation by the FDA and other regulatory bodies both inside and outside of the United States. Each of these agencies requires us - to varying degrees - to comply with laws and regulations governing the development, testing, manufacturing, storage, labeling, marketing and distribution of our products.

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that we market and sell in the United States must first receive either premarket clearance (by submitting a 510(k) notification) or premarket approval (by filing a premarket approval application (PMA)) from the FDA. In addition, certain modifications to marketed devices may require 510(k) clearance or approval of a PMA supplement. The FDA’s 510(k) clearance process usually takes between three and twelve months from the date the application is completed, but may last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process and generally takes between one and three years, or even longer, from the time the application is submitted to the FDA until any approval is obtained. In addition, a clinical trial is almost always required to support a PMA application and may be required for a 510(k) premarket notification. There are numerous risks associated with conducting clinical trials, including high costs and uncertain outcomes. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Human Cell, Tissue, and Cellular and Tissue Based Products

Our allograft products, including our Triad, H2 and ExtenSure, and our Osteocel Plus and Osteocel Pro products, are regulated by the FDA as Human Cell, Tissue, and Cellular and Tissue Based Products. FDA regulations do not currently require these minimally manipulated human tissue-based products to be subjected to a premarket approval process before they are marketed. We are, however, required to register with the FDA as a provider of such products and to list these products with the FDA and comply with its Current Good Tissue Practices for Human Cell, Tissue, and Cellular- and Tissue-Based Product Establishments.  The FDA periodically inspects tissue facilities to determine compliance with these requirements. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities.

The procurement and transplantation of allograft bone tissue is subject to United States federal law pursuant to the National Organ Transplant Act (NOTA), a criminal statute that prohibits the purchase and sale of human organs used in human transplantation - including bone and related tissue - for “valuable consideration” (as defined in the NOTA). The NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. With the exception of removal and implantation, we provide services, directly or indirectly, in all of these areas. We make payments to vendors in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with the requirements of NOTA could result in enforcement action against us.

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

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These regulatory requirements include, but are not limited to, the following:

•	product listing and establishment registration;
•	adherence to the Quality System Regulation which requires stringent design, testing, control, documentation and other quality assurance procedures;
•	labeling requirements and FDA prohibitions against the promotion of off-label uses or indications;
•	adverse event reporting;
•	post-approval restrictions or conditions, including post-approval clinical trials or other required testing;
•	post-market surveillance requirements;
•	the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and
•	requirements relating to voluntary corrections or removals.

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

Anti-kickback Statute: We are subject to the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for, or to induce the referral of patients for, items or services covered by Medicare, Medicaid and certain other governmental health programs. Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA), neither knowledge of the anti-kickback statute nor the specific intent to violate the law is a requirement for being found in violation of such laws. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from Medicare, Medicaid and other federal healthcare programs, and - according to PPACA - now provides a basis for liability under the False Claims Act. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.

Federal False Claims Act: The Federal False Claims Act (in particular -its “qui tam” or “whistleblower” provisions) allow(s) private individuals to bring actions in the name of the United States government alleging that a defendant has made false claims for payment from federal funds. In addition, various states are considering enacting or have enacted laws modeled after the Federal False Claims Act, penalizing false claims against state funds. During the second quarter of 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. We continue to work with the OIG to understand the scope of the subpoena and to provide the requested documents. Responding to the subpoena requires the Company’s management team’s attention and results in significant legal expense. Any adverse findings related to this investigation could result in material financial penalties against the Company.

Health Insurance Portability and Accountability Act: Under the Health Insurance Portability and Accountability Act of 1996, as was amended in 2005 and in 2009 (HIPAA), a Covered Entity, as further defined under HIPAA, is required to adhere to certain requirements regarding the use, disclosure and security of protected health information (PHI). In the past, HIPAA has generally affected us indirectly, as NuVasive is generally neither a Covered Entity nor a Business Associate, as further defined under HIPAA, to Covered Entities, except that our provision of IOM services through various subsidiaries may create a Business Associate relationship and/or our Puerto Rico subsidiary may be a Covered Entity. Regardless of Covered Entity status under HIPAA, in those cases where patient data is received, NuVasive is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services (HHS) can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all required HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business.

Foreign Corrupt Practices Act: The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act. If the United States or another foreign governmental authority were to conclude that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the Department of Justice. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. We are also potentially subject to the UK Bribery Act, which would also subject us to the imposition of civil and criminal fines. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

Physician Payments Sunshine Act of 2009 (Sunshine Act): The Sunshine Act was enacted into law in 2010 and requires public disclosure to the United States  government of payments to physicians, including in-kind transfers of value such as free gifts or meals. The Act also provides penalties for non-compliance. The Centers for Medicare and Medicaid Services, or CMS, issued final regulations and the requirement of the collection of payments to physicians began effective August 2013, with the first annual report due March 2014. This law, along with individual state reporting requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Compliance Program:  A compliance program is a set of internal controls established by a company to prevent and/or detect any non-compliant activities and to address properly those issues that may be discovered. The United States government has recommended that healthcare companies, among others, develop and maintain an effective compliance program to reduce the likelihood of any such non-compliance by the company, its employees, agents and contractors. In addition, some states, such as Massachusetts and California, now require certain healthcare companies to have a formal compliance program in place in order to do business within the state. For years, we have maintained a compliance program structured to meet the requirements of the federal sentencing guidelines for an effective compliance program and the model compliance program guidance promulgated by HHS over the years. Our program includes, but is not limited to, a Code of Ethical Business Conduct, designation of a compliance officer, oversight by a designated committee of our Board of Directors, policies and procedures, a confidential disclosure method (a hotline), and conducting periodic audits to ensure compliance.

Foreign Government Regulation

Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Additionally, certain countries (such as Switzerland), have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear “CE” conformity marking, and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body”. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product. We have now successfully passed several Notified Body audits since our original certification in 2001, granting us ISO registration and allowing the CE conformity marking to be applied to certain of our devices under the European Union Medical Device Directive.

The Japanese government in recent years made revisions to the Pharmaceutical Affairs Law (PAL) that made significant changes to the preapproval regulatory systems. These changes have - in part - stipulated that, in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare, certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PAL requirements prior to placing products on the market: Pre-market Submission (Todokede); Pre-market Certification (Ninsho); and Pre-market Approval (Shonin). NuVasive intends to market devices in Japan that will be assessed by both government entities and third-party organizations using all three procedures in place for manufacturers. The level of review and time line for medical device approval will depend on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the Pharmaceutical Affairs Law. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices. We will also be pursuing authorizations required by the prefectural government.

Device and tissue premarket approval and/or registration and/or facility licensing requirements also exist in other markets where international NuVasive facilities are established and/or where we may conduct business, including, but not limited to, Southeast Asia, Australia, and Latin America.  Such requirements vary by country and NuVasive has established procedures to drive its compliance with these requirements.

Third-Party Reimbursement

Broadly speaking, payer pushback on spine surgery in the United States has increased in the recent past, and we believe this has had an overall dampening effect on spine procedure volumes and prices.

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

Physician coding for procedures is established by the American Medical Association (AMA). For coding related to spine surgery, the North American Spine Society, or NASS, is the primary liaison to the AMA. In July of 2006, NASS established the proper physician coding for the XLIF procedure by declaring it to be encompassed in existing codes that describe an anterolateral approach to the spine. This position was confirmed in a formal statement by NASS in January 2010. Hospital coding is established by CMS. XLIF is included in the nomenclature for hospital codes as an additional descriptor under long standing codes. All physician and hospital coding is subject to change which could impact reimbursement and physician practice behavior.

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

However, certain carriers, large and small, may have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Interbody Fusion (ILIF), Osteocel Plus and Osteocel Pro, the PCM motion-preserving Cervical Disc System, cervical interbody implants, and/or other procedures, products or services that we offer. We will continue to provide resources to patients, surgeons, hospitals, and insurers in order to ensure optimum patient care and clarity regarding reimbursement and work to remove any and all non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Payment amounts are established by government and private payer programs and are subject to fluctuations which could impact physician practice behavior. Third-party payers are increasingly challenging the prices charged for a wide range of medical products and services, including those in spine and intraoperative monitoring where we participate.

In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. There can be no assurance that our products will be accepted by third-party payers, that reimbursement will be available, and/or that the third-party payers’ reimbursement policies (if available) will not adversely affect our ability to sell our products profitably.

Particularly in the United States where major healthcare reform provisions are scheduled, third-party payers must demonstrate they can improve quality and reduce costs; we accordingly see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence required for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out–of-pocket costs for medical coverage which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

In addition, there is downward pressure on reimbursement for our IOM service offerings. Significant coding changes for IOM services took effect in 2013 in the way of new Current Procedural Terminology (CPT) codes that have led to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients were also subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring’s ability to cover, bill and collect for cases performed.

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

Shareowners (our employees)

We refer to our employees as “shareowners”. As of December 31, 2014, we had approximately 1,500 shareowners. In addition to our shareowners, we partner with exclusive independent sales agencies and independent distributors who sell our products in the United States and internationally. There are approximately 450 individuals associated with such sales agencies and distributors. None of our shareowners are represented by a labor union, and we believe our shareowner relations are good.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the Commission). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2014.

The public can also obtain any documents that we file with the SEC at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

This report may refer to brand names, trademarks, service marks or trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

Item 1A.Risk Factors

An investment in our common stock involves a high degree of risk. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are set forth below and elsewhere in this report. If any of these risks actually occurs, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should consider carefully the risks and uncertainties described below and elsewhere in this report before you decide to invest in our common stock.

Risks Related to Our Business and Industry

To be commercially successful, we must convince spine surgeons that our minimally disruptive surgical products are an attractive alternative to our competitors’ products for the treatment of spine disorders.

Acceptance of our products by spine surgeons depends on educating and training spine surgeons as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our minimally-disruptive surgical products as compared to our competitors’ products. Surgeons may be hesitant to change their medical treatment practices for the following reasons, among others:

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

If we are not successful in convincing spine surgeons of the merit of our minimally disruptive surgical products, educating them on the use of our products and maintaining their support in the use of our minimally disruptive surgical products, we will be unable to increase our sales and sustain our growth and profitability. Subsequently, if we fail to adequately and continually promote and market our products to spine surgeons or if spine surgeons adopt competing products into their practice, our sales could significantly decrease which could significantly impact our profitability and cash flow.

Additionally, we compete with companies throughout the world, many of which have developed or plan to develop competing products for use in minimally-disruptive surgical spine procedures. Several of our current and potential competitors have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, these competitors may have significantly greater operating history and patent portfolios than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose. Because of the significant size of the potential market, we anticipate that companies will continue to dedicate significant resources to developing competing products.

Our future success depends on our strategy of obsoleting our own products and our ability to timely acquire, develop and introduce new products or product enhancements that will be accepted by the market.

We have the objective of staying ahead of the spine market by obsoleting our own products with new technologies. It is important to our business that we continue to build upon our product offering to surgeons and hospitals, and enhance the products we currently offer. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. We cannot assure you that we will be able to successfully acquire, develop, obtain regulatory approval for or market new products or that any of our future products or enhancements will be accepted by the surgeons who use our products or the third-party payers who financially support many of the procedures performed with our products. Additionally, in our quest to obsolete our own products, we must effectively manage our inventory, the demand for new and current products and the regulatory process for new products in order to avoid unintended adverse financial and accounting consequences. Additionally, the research and development of many of our new and improved products is vetted by the health care professionals we maintain relationships with.  We rely on these professionals to provide us with considerable knowledge and experience in this regard.  If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development of our products could suffer, which would have a material adverse effect on our business and results of operations.

Additionally, if we do not effectively manage our strategy of obsoleting our own products by acquiring or developing new products or product enhancements that we can introduce in time to meet market demand or if there is insufficient demand for these products or enhancements, or if we do not manage the product transitions well which would result in margin reducing write-offs for obsolete inventory, our results of operations may suffer.

Changes to third-party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.

Sales of our products and services depend on the availability of adequate reimbursement from third-party payers. We believe that future third-party reimbursement for health care costs may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery coverage or reduction in payment amounts to hospitals and surgeons for approved surgery and intraoperative monitoring, both in the United States and internationally. The continuing efforts of governmental authorities, insurance companies, and other payers of health care costs to contain or reduce these costs could lead to patients being unable to obtain approval for payment from these third-party payers.  Future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products and services as healthcare providers (such as hospitals that purchase medical devices and services for treatment of their patients) generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices and services. Likewise, spine surgeons, neurophysiologists and their supervising physicians rely primarily on third-party reimbursement for the surgical or monitoring fees they earn. Spine surgeons are unlikely to use our products and services if they do not receive reimbursement adequate to cover the cost of their involvement in surgical procedures.

Certain third-party payers have stated non-coverage decisions concerning our technologies and services and implementation of such decisions could significantly alter our ability to sell our products.

Additionally, there is downward pressure on reimbursement for the IOM services provided by Impulse Monitoring. Significant coding changes for IOM services took effect in 2013. New Current Procedural Terminology (CPT) codes were introduced in 2013 that have led to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients were also subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring’s ability to cover, bill and collect for cases performed.

As we sell our products internationally, market acceptance may depend, in part, upon the availability of reimbursement within respective healthcare payment systems in the markets we compete in. In international markets, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific product lines. The volatilities in these international reimbursement and healthcare payment systems can have a material effect on our ability to achieve financial guidance and our results of operations.

Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.

The market for spine surgery products is large and this has attracted numerous new companies and technologies, and encouraged more established companies to intensify competitive pressure. New entrants to our markets include numerous niche companies with singular product focus, as well as companies owned partially by spine surgeons (physician-owned distributorships or PODs).  PODs can have significant market knowledge and access to the surgeons who use our products. We believe there will be continued pricing pressure as a result of this increased competition. In addition, we may experience decreasing prices for our products due to pricing pressure experienced by our hospital customers from managed care organizations, insurance providers and other third-party payers and increased market power of our hospital customers as the medical device industry consolidates.

If competitive forces drive down the price we are able to charge for some of our products, and we are not able to counter that pressure as we have historically with the rapid introduction of new offerings, our profit margins will shrink, which will hinder our ability to generate profits and cash flow, and, as a result, to invest in and grow our business, including the investment into new and innovative technologies.

Health care policy changes, including United States health care reform legislation signed in 2010, may have a material adverse effect on us.

In recent years, in response to perceived increases in health care costs, there have been and continue to be proposals by the United States federal government, state governments, regulators and third-party payers to control costs and generally reform the United States health care system.  Certain of these proposals could limit the acceptance and availability of our products and could therefore have a material adverse effect on our financial position and results of operations.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established, and it is unclear what the full impacts on us will be from the law. The legislation imposes significant new taxes on medical device makers in the form of a 2.3 percent excise tax on all U.S. medical device sales, which commenced in January 2013. Under the new legislation, the total cost to the medical device industry is expected to be approximately $20 billion over the first 10 years of such tax. We continue to expect the tax will have a material and adverse effect on our business and results of operations. The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs. It is uncertain what negative unintended consequences these provisions may have on patient access to new technologies. The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments). Additionally, the law includes a reduction in the annual rate of inflation for Medicare payments to hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending. We cannot predict what health care programs and regulations will be ultimately implemented at the United States federal or state level, or the effect any future legislation or regulation may have on us. Any changes that lower reimbursement for our products or reduce medical procedure frequency adversely affect our business and results of operations.

We are in a highly competitive market segment that is subject to rapid change and face competition from large, well-established medical device manufacturers as well as new market entrants.

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. With respect to our nerve monitoring systems and IOM services, we compete with Medtronic and VIASYS Healthcare, a division of CareFusion Corporation, which has announced it is being acquired by Becton Dickinson and Company, each of which have significantly greater resources than we do, as well as numerous regional nerve monitoring companies. With respect to MaXcess, our minimally-disruptive surgical system, our largest competitors are Medtronic, DePuy/Synthes, Stryker Spine, Globus Medical, and Zimmer Spine. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our products.

Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;
•	established relations with a greater number of spine surgeons, hospitals, other healthcare providers and third-party payers;
•	larger and more well established distribution networks domestically and/or internationally;
•	products supported by long-term clinical data;
•	greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements;
•	more expansive portfolios of intellectual property rights and greater funds available to engage in legal action; and
•	greater financial assets, cash flow, capital markets access and other resources for product research and development, sales and marketing, and litigation.

In addition, the spine industry is becoming increasingly crowded with new market entrants, including PODs. Many of these new competitors focus on a specific product or market segment, making it more difficult for us to expand our overall market position. If these companies are continually successful, we expect that competition will become even more intense, leading to greater pricing pressure and making it more difficult for us to expand.

The proliferation of physician-owned distributorships, as well as aggressive competitive tactics to attract away key customers, could result in increased pricing pressure on our products and harm our ability to maintain or grow revenues.

PODs are medical device distributors that are owned, directly or indirectly, by physicians. These physicians derive revenue from selling or arranging for the sale of medical devices via their POD that are used in the procedures they perform on their patients. We do not sell or distribute any of our products to PODs. However, the prevalence of PODs may reduce our market opportunities and may hamper our ability to grow or maintain revenues. In addition, we have seen increasingly aggressive competitive tactics from PODs focused on attracting customers away from us. To the extent these tactics are successful, our revenues may materially suffer.

If our acquisitions are unsuccessful, our business may be harmed.

As part of our business strategy, we have acquired, and expect to continue to acquire, companies, technologies, and product lines to maintain our objectives of developing or acquiring innovative technologies and expanding our capabilities, increasing revenues, and widening our footprint. Acquisitions involve numerous risks, including the following:

•	the possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges and/or a dilution of future earnings per share;
•

difficulties in integration of the operations, technologies, personnel, and products of the acquired companies, which may require significant attention of the Company’s management team that otherwise would be available for the ongoing development of our business;

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

Any of these factors could have a negative impact on our business, results of operations or financial position. Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology. For example, we may not be able to successfully integrate an acquired company’s operations, business processes, technologies, products and services, information systems and personnel into our business. Acquisitions may also further strain our existing financial and managerial controls, and divert the Company’s management team’s attention away from our other business concerns.

Our IOM business exposes us to risks inherent with the sale of services.

We sell IOM services that are unique from the sale of our biologics, lumbar, thoracic, cervical and motion preservation products and have applications outside of our core business of spinal surgery. Our IOM services involve neurophysiologists who oversee and interpret neurophysiological data gathered via broadband transmission in real-time being located in the operating room and working in partnership with supervising physicians.  Providing this service subjects us to malpractice exposure.

Additionally, our ability to deliver our IOM services could be severely affected if we fail to manage our relationships with the supervising physicians and the hospital customers. Any disruption to our technology infrastructure or the Internet could harm our service operations and our reputation among our customers. Any disruption to our computer systems could adversely impact the performance of our neurophysiologists.

Our Impulse Monitoring business also engages in direct billing of Medicare and commercial payers for IOM service which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and new collections risk associated with third-party payers.

Due to the breadth of many healthcare laws and regulations, our IOM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include: (i) the federal healthcare programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which bill federal healthcare programs, and/or (iii) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert Management’s attention from the operation of our business.

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

We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. For example, in 2012 and 2013, we experienced an increase in sales representatives leaving us (with year-over-year departures holding flat in 2014). If any additional sales representatives were to leave us, our sales could be adversely affected. If sales representatives were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. Because of the intense competition for their services, we may be unable to recruit or retain sales representatives to work with us. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to effectively manage and expand our business will be harmed.

Our success largely depends on attracting, motivating and retaining executive talent and other key shareowners.  Specifically, our performance depends in part on the continued services of many of our current shareowners including members of management and other key personnel who may terminate their employment at any time.  Competition for qualified personnel in our industry is significant.  The loss of any of our senior management team could harm our business and the announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.

Sales to customers outside the United States have accounted for a large portion of our revenues, which exposes us to risks inherent in international sales.

As a key component of our business strategy to develop new markets, we intend to continue to expand our international sales, but success cannot be assured. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export and customs regulations and laws. Compliance with these regulations and laws is costly and we are subject to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (FCPA), and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities. Any reduction in international sales, or our failure to further develop our international markets, could have a material adverse effect on our business, results of operations and financial condition.

Additionally, as we increasingly compete in markets outside of the United States, we are and will be exposed to foreign currency exchange risk related to our foreign operations. A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. If the U.S. dollar weakens, our consolidated operating expenses would increase. Should the U.S. dollar strengthen, our products may become more expensive for our international customers, and as a result, our results of operations and net cash flows from international operations may be adversely affected, especially if international sales continue to grow as a percentage of our total sales. Accordingly, fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the pound sterling the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

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
•

manage our directly-employed sales shareowners as well as distributors and independent sales agents operating in international markets often pursuant to laws, regulations and customs that may be different than those that are customary for our United States operations;

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

Additionally, our international endeavors may involve significant risks and uncertainties, including distraction of Company management from domestic operations, insufficient revenue to offset the expenses associated with our international strategy, and issues not discovered in our due diligence of new markets or ventures. Because expansion into international markets is inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect our financial condition and operating results. Even if our international expansion is successful, our expenses may increase at a greater pace than our revenues and our operating results could be harmed.

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

We rely on third-party suppliers and manufacturers to supply and manufacture a majority of our products. To be successful, our contract manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Among other factors, our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. If we are unable to obtain sufficient quantities of high quality components to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer.

We currently use one or two manufacturers (respectively) for many of our devices, biologics, and components. Our dependence on one or two manufacturers for each such product line involves several risks, including limited control over pricing, availability, quality and delivery schedules. If any one or more of our manufacturers cease to provide us with sufficient quantities of our components in a timely manner or on terms acceptable to us, cease to manufacture components of acceptable quality or cease to do business in general, we would have to seek alternative sources of manufacturing. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenue. In the event we experience delays, shortages, or stoppages of supply with any supplier, we would be forced to locate a suitable alternative supplier which could take significant time and result in significant expense. Any inability to meet our customers’ demands for these products could lead to decreased sales and harm our reputation and result in the loss of customers to our competitors, which could cause the market price of our common stock to decline.

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

In May 2013, we acquired a spine implant manufacturer based in Dayton, Ohio and currently manufacture a portion of our products at this facility. As part of our business strategy, we intend to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our owned manufacturing facilities and those of our third party suppliers, such as:

•	defects in product components that we source from third-party suppliers;
•	failing to increase production of products to meet demand;
•	potential adverse effects on existing business relationships with current third-party suppliers as we expand our in-house manufacturing capabilities;
•	maintaining control over manufacturing expenses as production expands;
•	the inability to modify production lines to enable the efficient manufacture of new products or to quickly implement changes to current products in response to regulatory requirements; and
•	potential damage to or destruction of our, or our suppliers’ manufacturing equipment or manufacturing facilities.

These risks may be exacerbated by our limited experience with in-house manufacturing processes and procedures. In addition, as we seek to expand our manufacturing capabilities, we will have to continue to invest additional resources to hire and train personnel and enhance our production processes. If we fail to increase our manufacturing capacity efficiently, our profit margins will shrink, which will negatively affect our operating results.

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

On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of NuVasive’s CoRoent XL implants and 8.25% on certain of NuVasive’s MaXcess III retractors and related products. On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. We entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling, we will be required to escrow funds to secure accrued royalties, estimated at $29.4 million to date, as well as future ongoing royalties, plus prejudgment interest, which represents a material reduction in our cash resources available for investment.

In August 2012, Medtronic filed additional patent claims (Phase 3) against us alleging that various NuVasive spinal implants (including our CoRoent XL family of spinal implants) and NuVasive’s Osteocel Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic’s MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion (“DLIF”) procedure infringe eight NuVasive patents. No trial date has been set.

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

On September 25, 2009, Neurovision Medical Products, Inc. (NMP) filed suit against us in the U.S. District Court for the Central District of California alleging trademark infringement and unfair competition. NMP sought cancellation of our “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. Trial of the matter took place in October 2010, and an unfavorable jury verdict was delivered against us relating to our use of the NeuroVision trade name in the amount of $60.0 million plus attorney fees and costs, as well as an injunction. We promptly appealed the verdict to the Ninth Circuit Court of Appeals. During the pendency of the appeal, we were required to escrow the amount of the judgment, plus interest. In September 2012, the Court of Appeals reversed and vacated the District Court’s judgment against us, and also reversed and vacated the injunction and the award of attorney fees and costs. The Court of Appeals remanded the case for a new trial and instructed the District Court to assign the case to a different judge. In December 2012, the full $62.5 million was released from escrow and returned to us. Retrial of the matter began on March 25, 2014, and on April 3, 2014, a jury returned a verdict in favor of NMP on its claims against us in the amount of $30.0 million.  The Court affirmed the jury’s verdict, and on September 4, 2014, we filed a notice of appeal.  The Court entered a permanent injunction on September 24, 2014, enjoining our future use of the NeuroVision trademark to market or promote our products. The Court also entered an order canceling our NeuroVision trademark registrations, but that order is stayed pending the appeal process. On December 2, 2014, the Court denied NMP’s motion for attorneys’ fees, costs, and prejudgment interest, and NMP filed a notice of appeal on December 17, 2014.  The appeals were consolidated on February 2, 2015, and resolution of the appeals may take up to two years.  During pendency of the appeal, we have agreed to escrow funds totaling $32.5 million to secure the amount of judgment, plus interest, attorney’s fees and costs.

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

We are currently, and may in the future be, subject to securities litigation, which is expensive and could divert Management attention.

 The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently defending a purported securities class action lawsuit which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees.  At December 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss.  We may be the target of this type of litigation again in the future. Any securities litigation against us could result in substantial costs and divert our Management's attention from other business concerns, which could seriously harm our business.

We are currently involved in several additional litigation actions which could cause us to incur significant legal expenses and/or prevent us from making, using, selling, offering to sell, importing or exporting certain of our products.

Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from modeling, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. We may also be subject to negative publicity due to litigation. Pending or future patent litigation against us or any strategic partners or licensees may force us or any strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party’s intellectual property, unless we develop alternative non-infringing technology or that party grants us or any strategic partners or licensees rights to use its intellectual property, and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, or if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if any strategic partners, licensees or we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Furthermore, if we are found to infringe patent claims of a third-party, we may, among other things, be required to pay damages, including up to treble damages and attorneys’ fees and costs, which may be substantial.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. It is not unusual for parties to exchange letters surrounding allegations of intellectual property infringement and licensing arrangements. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages, including treble damages in some cases. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of Management and key personnel from our business operations. Our success will also depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited. In addition, our competitors may independently develop technologies similar to ours. Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to adequately protect our intellectual property rights.

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. While we make an effort to ensure that our products do not infringe other parties’ rights, our products and methods may be covered by patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

A patent infringement suit brought against us or any of our strategic partners or licensees may force us or such strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party’s intellectual property, unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if our strategic partners, licensees or we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Risks Related to our Legal and Regulatory Environment

We are subject to rigorous governmental regulations regarding the development, manufacture, and sale of our products and we may incur significant expenses to comply with these regulations and develop products that satisfy these regulations. In addition, failure to comply with these regulations could subject us to substantial sanctions which could adversely affect our business, results of operations and financial condition.

The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities, including regulations that cover, among other things, the composition, labeling, testing, clinical study, manufacturing, packaging, marketing and distribution of our products.

We are required to register with the FDA as a device manufacturer and tissue bank. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) and Good Tissue Practices requirements, which require manufacturers of medical devices and tissue banks to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by Notified Bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or other applicable regulations and standards, product production could be delayed and/or fines could be incurred, regulatory clearances and approvals might be challenged or difficult to obtain, recalls or other consequences might be incurred, any or all of which - in turn - could have a material adverse effect on our financial condition, results of operations, or prospects.

Most medical devices must receive FDA clearance or approval before they can be commercially marketed. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of such post-marketing programs. In addition, the Federal Medical Device Reporting Regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, that could cause or contribute to a death or serious injury. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product improvements could result in delayed realization of product revenues or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both QSR requirements and/or current Medical Device Reporting regulations. Product clearances or approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval.

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

Additional laws that may affect our ability to operate include: (i) the federal healthcare programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers, and/or (iii) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert Management’s attention from the operation of our business.

Also, the procurement and transplantation of allograft bone tissue is subject to the criminal statute NOTA and state rules and regulations which govern, among other things, payments we make to vendors in consideration for the services they provide in connection with the recovery and screening of donors.  Failure to comply with such laws could result in enforcement action against us and a disruption to these product lines (and the revenues associated therewith).

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the presence in a company’s products of certain metals, known as “conflict minerals”: tantalum, tin, tungsten (or their ores), and gold; which are metals mined from the Democratic Republic of the Congo and adjoining countries. Under the rules, we are now required to disclose the procedures we employ to determine the sourcing of such minerals and metals produced from those minerals. There are costs associated with complying with these disclosure requirements, including for diligence in regards to the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to obtain the necessary information on conflict minerals from all of our suppliers and were unable to determine that all of our products are conflict free. We may continue to face difficulties in gathering this information in the future. We may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

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

We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing.  The time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval.

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

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application (PMA). If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products, which could have a material adverse effect on our financial results.

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. Additionally, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA may not agree with any of our decisions regarding whether new clearances or approvals are necessary. More recently, in July 2012, President Obama signed into law the Food and Drug Administration Safety and Innovation Act, or FDASIA. Among other things, FDASIA includes several reforms which are further intended to clarify and improve medical device regulation both pre- and post-approval. One of these provisions obligates the FDA to prepare a report for Congress on the FDA’s approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until receiving such revised guidance, manufacturers may continue to adhere to the FDA’s 1997 guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA’s continuing scrutiny of these issues remains unclear.

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

The safety of many of our products is not yet supported by long-term clinical data and many of our products may therefore prove to be less safe and effective than initially thought which could subject us to product liability claims.

We obtained clearance to offer almost all of our medical device products that require FDA clearance through the FDA’s 510(k) premarket notification clearance process. The FDA’s 510(k) process, much like other foreign premarket regulatory review processes to which our devices are subject, seldom requires clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and effectiveness of many of our products, devices and tissue that might have been generated in connection with a U.S. PMA-like application. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products, affect our ability to have sustainable reimbursement for our products from third-party payers, significantly reduce our ability to achieve expected revenues and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for spine surgery procedures.

A product liability or other damages claim, product recall or product misuse, regardless of the ultimate outcome, could require us to spend significant time and money in litigation or to pay significant damages or costs and could seriously harm our business. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess out of our cash reserves which may harm our financial condition. If longer-term patient results and experience indicate that our products or any component of our products cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business. A product liability or other damages claim, product recall, or product misuse involving any of our products could also materially and adversely damage our reputation and affect our ability to attract and retain customers, regardless of whether or not the claim or recall had merit.

If we or our suppliers fail to comply with the FDA’s quality system regulations or equivalent regulations and standards internationally, the manufacture and processing of our products could be delayed and we may be subject to an enforcement action by the FDA or other government agencies.

We and our suppliers are required to comply with the FDA’s quality system regulations, and other applicable standards and requirements, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA and other regulatory bodies enforce compliance with regulatory requirements and standards through periodic inspections. If we or one of our suppliers fail an inspection or if any corrective action plan is not sufficient, the release of our products could be delayed. We have undergone FDA and other regulatory body’s inspections regarding our allograft business and FDA inspections regarding our medical device activities. In connection with these inspections as well as prior inspections, regulatory agencies have requested minor corrective actions, which we have implemented. There can be no assurance that the FDA will not subject us to further enforcement action and the FDA and other regulatory agencies may impose additional inspections at any time.

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

It is possible that allegations may be made against us or against donor recovery groups or tissue banks, including those with which we have a contractual relationship, claiming that the acquisition or processing of tissue for allograft products does not comply with applicable FDA regulations or other relevant statutes and regulations. Allegations like these could cause regulators or other authorities to take investigative or other action against us, or could cause negative publicity for us or our industry in general. These actions or any negative publicity could cause us to incur substantial costs, divert the attention of Management from our business, harm our reputation and cause the market price of our shares to decline.

Failure to comply with highly regulated and frequently changing healthcare laws could adversely affect our ability to receive reimbursement for our services and subject us and our officers and agents to civil and criminal penalties.

The healthcare industry is highly regulated and changes in laws and regulations can be significant. The federal government and all states and countries in which we currently operate regulate various aspects of our business. Changes in the law or new interpretation of existing laws can have a material effect on our permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payers. Failure to comply with these laws could adversely affect our ability to receive reimbursement for our services and subject us and our officers and agents to civil and criminal penalties.

Any claims relating to our making improper payments or providing improper gifts or benefits to physicians or other potential violations of laws or regulations governing interactions between us and healthcare professionals and our involvement in federal healthcare programs could be time consuming and costly.

Our relationship with healthcare professionals, such as physicians, hospitals and those that may market our products (e.g., distributors, etc.), are subject to scrutiny under various state and federal laws, rules and regulations (e.g., anti-kickback statute, self-referral/Stark laws, false claims, etc.), often referred to collectively as “healthcare fraud and abuse laws”. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if they are found not to be in compliance. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in governmental healthcare programs. Despite implementation of a comprehensive global healthcare compliance program, we cannot provide assurance that any of the healthcare fraud and abuse laws will not change or be interpreted in the future in a manner which restricts or adversely affects our business activities or relationships with healthcare professionals, nor can we make any assurances that authorities will not challenge or investigate our current or future activities under these laws.

In recent years, both the United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the FCPA. Despite implementation of a comprehensive global healthcare compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future. Whenever the United States or another foreign governmental authority concludes that we are not in compliance with applicable laws or regulations, such governmental authority can – among other options available to them – impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, exclude or debar us from federal healthcare programs, impose compliance obligations, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the DOJ. Any of the foregoing (or other possible) actions could result in decreased sales as a result of negative publicity, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

In addition to the possible sanctions described above, commencement of an enforcement proceeding, inspection or investigation could divert substantial attention of the Company’s management team from the operation of our business, as well as could result in a material adverse effect on the market price of our common stock and on our business, results of operations and financial condition.

For example, during the second quarter of 2013, we received a federal administrative subpoena from the OIG in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. Responding to the subpoena requests and investigation has required - and will, until resolved, continue to require - an allocation of resources, including the time and attention of the Company’s management team.  Furthermore, if we were to become the subject of an enforcement action, including any action resulting from the investigation by the OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have an adverse effect on our results of operations and financial condition.

Additionally, we must comply with a variety of other laws, such as the (i) HIPAA and the HITECH Act which protects the privacy of individually identifiable healthcare information, (ii) the Physician Payment Sunshine Act which requires medical device companies to begin reporting all compensation, gifts and benefits provided to certain healthcare professionals in 2013, and (iii) the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections.

Our international operations expose us to legal and regulatory risks, which could have a material effect on our business.

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

We have experienced rapid growth since our inception, and have increased our revenues from $38.4 million in 2004, the year of our initial public offering, to approximately $762.4 million in 2014. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenues or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenues, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.

Future deterioration or prolonged difficulty in worldwide economic conditions may adversely affect our liquidity and the liquidity of our customers.

As of December 31, 2014, we had approximately $405.8 million in cash, cash equivalents and investments in marketable securities. Additionally, as of that date, we had approximately $123.2 million of cash in restricted accounts, and may have additional, material restricted or escrow account obligations upcoming. Such arrangements meaningfully reduce the liquidity available to run or grow our business.

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

We could be subject to changes in tax rates, the adoption, evolution or change of new and/or amended U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the United States and numerous foreign jurisdictions, including Ireland and the Netherlands, where a number of our subsidiaries are (or were) located. Significant judgment is required to determine and estimate our worldwide tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change.  Our effective income tax rates have recently been, and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by stock-based compensation and other non-deductible expenses, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

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

Finally, we may be subject in the future to examination of our income tax returns by the Internal Revenue Service and other taxing authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes.  There can be no assurance as to the outcome of these examinations.  If our effective tax rates were to increase, particularly in the U.S., Ireland, or the Netherlands or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, cash flows or results of operations could be adversely affected.

Risks Related to the Securities Markets and Ownership of Our Common Stock

We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.

The market price of our common stock has been and may continue to be subject to wide fluctuations. For example, the closing price for our stock on the last day of the past four quarters was: $47.16 on December 31, 2014, $34.87 on September 30, 2014, $35.57 on June 30, 2014 and $38.41 on March 31, 2014. Fluctuation in the stock price may occur due to many factors, including, without limitation:

•

general market conditions and other factors related to the economy or otherwise, including factors unrelated to our operating performance or the operating performance of our competitors. These conditions might include people’s expectations, favorable or unfavorable, as to the likely unit growth of the spine sector;

•	negative stock market reactions to the results of litigation;
•	negative publicity regarding spine surgeon’s practices or outcomes, whether warranted or not, that cast the sector in a negative light;
•	the introduction of new products or product enhancements by us or our competitors;
•	changes in the availability of third-party reimbursement in the United States or other countries;
•	disputes or other developments with respect to intellectual property rights or other potential legal actions;
•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•	quarterly variations in our or our competitor’s results of operations;
•	sales of large blocks of our common stock, including sales by our executive officers and directors;
•	announcements of technological or medical innovations for the treatment of spine pathology;
•	changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;
•	the acquisition or divestiture of businesses, products, assets or technology by us or by our competitors;
•	litigation (including intellectual property litigation) and any associated negative verdicts or ruling;
•	announcements of actions by the FDA or other regulatory agencies; and
•	changes in earnings or operating margin estimates or recommendations by us or by securities analysts.
•	Market price fluctuations may negatively affect the ability of investors to sell our shares at consistent prices.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

As of December 31, 2014, we operated the following facilities:

Description of Use	Square Footage	Location
Corporate office and training facilities (1)	145,765	San Diego, CA
Corporate office facilities	62,367	San Diego, CA
Fulfillment and warehouse operations	100,000	Memphis, TN
Office and training facilities	63,761	Paramus, NJ
Office facilities	10,579	Columbia, MD
Manufacturing facilities	32,754	Dayton, OH
Office facilities	800	Las Vegas
Office facilities	3,440	Puerto Rico
Office facilities	7,210	UK
Office facilities	9,063	Japan
Office facilities	4,456	Singapore
Office facilities	8,588	Australia
Office facilities and warehouse	7,383	Germany
Office facilities	1,076	Italy
Office facilities	753	Spain
Office facilities	3,000	Ireland
Office facilities	10,516	Netherlands
Office facilities	775	Poland
Office facilities	44	Russia

(1) Our corporate headquarters.

Item 3.Legal Proceedings.

Medtronic Sofamor Danek USA, Inc. Litigation

As reported by us previously, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, Medtronic), on August 18, 2008, filed a patent infringement lawsuit against NuVasive (the Company) in the United States District Court for the Southern District of California, alleging that certain of NuVasive’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents. Three of the patents were later withdrawn by Medtronic leaving the following nine patents in the lawsuit: Nos. 5,860,973; 5,772,661; 6,936,051; 6,936,050; 6,916,320; 6,945,933; 6,969,390; 6,428,542; 6,592,586 assigned or licensed to Medtronic (Medtronic Patents).

NuVasive counterclaimed alleging that NuVasive’s U.S. Patent Nos. 7,207,949; 7,582,058; and 7,470,236 are infringed by Medtronic’s NIM-Eclipse System and accessories and Quadrant products, and DLIF (Direct Lateral Interbody Fusion) surgical technique.

Given the number of patents asserted in the litigation, the first phase of the case included three Medtronic patents and one NuVasive patent. Trial on the first phase of the case began in August 2011 and on September 20, 2011, a jury from the District Court, delivered an unfavorable verdict against NuVasive with respect to three Medtronic patents and a favorable verdict with respect to the one NuVasive patent. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the 2011 verdict). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest, and on June 11, 2013, the District Court ruled on the ongoing royalty rates (the June 2013 ruling). On August 20, 2013, NuVasive and Medtronic filed their respective notices of appeal. That appeal has been fully briefed and argued and the Company is awaiting the Court of Appeals for the Federal Circuit’s decision.  In addition, the Company entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s December 31, 2014 consolidated balance sheet.

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the third quarter of 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict. Upon receiving the District Court ruling in June 2013, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, we have agreed to escrow funds to secure accrued royalties, estimated at $29.4 million to date, and ongoing royalties. NuVasive is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and therefore, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual for this amount, which is estimated to approximate $13.0 million. Additional damages, including interest, may still be awarded, and at December 31, 2014, the Company cannot estimate a range of additional potential loss.

The second phase of the case pending in the Southern District of California involved one Medtronic cervical plate patent. On April 25, 2013, NuVasive and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent (U.S. Patent No. 6,592,586) that was part of the first phase. As part of the settlement, NuVasive received a broad license to practice (i) the Medtronic patent (U.S. Patent No. 6,916,320) that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent (U.S. Patent No. 6,592,586) that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic’s patent rights related to cervical plate technology. In exchange for these license rights, NuVasive made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by NuVasive in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by NuVasive, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent XL family of spinal implants) infringe U.S. Patent No. 8,021,430 (the ‘430 patent), that NuVasive’s Osteocel Plus bone graft product infringes U.S. Patent No. 5,676,146 (the ‘146 Patent), and that NuVasive’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of U.S. Patent No. 8,251,997 (the ‘997 patent). The case was later transferred to the Southern District of California, and on March 7, 2013, NuVasive counterclaimed to allege infringement by Medtronic of U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design) (the “ ‘922 Patent”), and D666,294 (dilator design). On June 27, 2013, NuVasive filed an inter partes review petition with the U.S. Patent Office challenging U.S. Patent No. 8,444,696 (the ‘696 Patent) which issued to Medtronic on May 21, 2013. On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of the ‘696 Patent. All patents asserted in this case have been stayed except for Medtronic’s ‘146 Patent and NuVasive’s ‘922 Patent.  Summary judgment on the ‘146 Patent and ‘922 Patent is set for February 2015.  No trial date has been set for this case.  At December 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

In September 2009, Neurovision Medical Products, Inc. (NMP) filed suit against NuVasive in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “Neurovision” mark. On November 23, 2009, the Company denied the allegations in NMP’s complaint. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company relating to its use of the “NeuroVision” trade name. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment and during pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million to secure the amount of judgment, plus interest, attorney’s fees and costs.  In September 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge.  As a result of the reversal of the judgment, the full $62.5 million was released from escrow and returned to the Company.  Retrial of the matter began on March 25, 2014, and on April 3, 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million.  The Court affirmed the jury’s verdict, and on September 4, 2014, the Company filed a notice of appeal.  The Court entered judgment and a permanent injunction on September 24, 2014, enjoining the Company's future use of the NeuroVision trademark to market or promote its products. The Court also entered an order canceling the Company's NeuroVision trademark registrations, but that order is stayed pending the appeal process. On December 2, 2014, the Court denied NMP’s motion for attorneys’ fees, costs, and prejudgment interest, and NMP filed a notice of appeal on December 17, 2014.  The appeals were consolidated on February 2, 2015, and resolution of the appeals may take up to two years.  During pendency of the appeal, NuVasive has agreed to escrow funds totaling $32.5 million to secure the amount of judgment, plus interest, attorney’s fees and costs.  In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded an accrual related to this litigation in the amount of the judgment.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed by Danny Popov in the U.S. District Court for the Southern District of California naming NuVasive and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. In December 2013, Brad Mauss was appointed lead plaintiff (Plaintiff).  The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. Plaintiff filed a consolidated amended complaint on February 13, 2014.  NuVasive filed a motion to dismiss the consolidated amended complaint on March 28, 2014.  On August 19, 2014, the Court issued an order granting the Company’s motion to dismiss and gave Plaintiff leave to file an amended complaint.  On September 8, 2014, Plaintiff filed a Second Amended Complaint.  On September 22, 2014, NuVasive filed a motion to dismiss the Second Amended Complaint.  On December 9, 2014, the court issued an order granting the Company’s motion to dismiss and gave Plaintiff leave to file an amended complaint.  On December 23, 2014 Plaintiff filed a Third Amended Complaint.  NuVasive filed a motion to dismiss the Third Amended Complaint on January 9, 2015.  While NuVasive’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint.  The Court took the hearing on NuVasive’s motion to dismiss the Third Amended Complaint off calendar and scheduled a hearing on Plaintiff’s motion to file an amended complaint is pending.  At December 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUVA.” The following table presents the high and low per share sale prices of our common stock during the periods indicated, as reported on NASDAQ.

	High	Low
2013:
First Quarter	$21.46	$15.70
Second Quarter	24.90	19.74
Third Quarter	27.20	22.44
Fourth Quarter	33.91	23.83
2014:
First Quarter	$39.39	$31.84
Second Quarter	39.25	32.26
Third Quarter	38.22	32.48
Fourth Quarter	48.10	34.40

We had approximately 103 stockholders of record as of January 31, 2015. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the fourth quarter of 2014, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2014:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	8,348,784	(1)	$32.11	4,274,662	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	8,348,784		$32.11	4,274,662

(1)

Consists of shares subject to outstanding options and restricted stock units under our 2004 Equity Incentive Plan and our 2014 Equity Incentive Plan, some of which are vested and some of which remain subject to the vesting and/or performance criteria of the respective equity award.

(2)

Consists of shares available for future issuance under our 2014 Equity Incentive Plan and 2004 Employee Stock Purchase Plan (ESPP). As of December 31, 2014, an aggregate of 2,516,338 shares of common stock were available for issuance under the 2014 Equity Incentive Plan (some of which are yet to be registered for issuance) and 1,758,324 shares of common stock were available for issuance under the 2004 Employee Stock Purchase Plan.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index over the five year period ending December 31, 2014. The graph assumes that $100 was invested on December 31, 2009 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*	$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$762,415	$685,173	$620,255	$540,506	$478,237
Gross profit	580,057	504,689	466,846	428,395	393,098
Consolidated net income (loss)	(17,496)	6,985	2,442	(71,021)	76,533
Net income (loss) attributable to NuVasive, Inc.	(16,720)	7,902	3,144	(69,849)	78,285
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$(0.36)	$0.18	$0.07	$(1.73)	$1.99
Diluted	$(0.36)	$0.17	$0.07	$(1.73)	$1.85

	December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010
	(In thousands, except per share amounts)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$405,758	$326,103	$346,116	$342,223	$229,690
Working capital	490,972	418,856	349,474	384,457	262,795
Total assets	1,343,459	1,179,568	1,163,785	1,123,562	802,029
Senior Convertible Notes, net of current portion	360,746	346,060	332,404	394,019	230,000
Non-current litigation liability	93,700	93,700	101,200	-	-
Other long-term liabilities	25,756	17,778	18,328	17,413	16,821
Non-controlling interests (2)	-	-	10,003	10,705	11,877
Total equity	648,358	604,878	537,575	494,045	434,355
(1)	Consolidated statement of operations and balance sheet data for the years ended December 31, 2014, 2013, 2012 and 2011 include Impulse Monitoring from October 7, 2011, the date of acquisition.
(2)

On June 13, 2013, the non-controlling interest in Progentix Orthobiology, B.V. became non-redeemable and therefore was reclassified out of mezzanine equity to its own component of total equity within the Company’s consolidated balance sheet.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

As noted earlier in this Annual Report on Form 10-K, this Annual Report on Form 10-K, including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. Please review this Annual Report and the following discussion and analysis in light of the forward-looking statements provisions outlined at the outset of Part I.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes to those statements included in this Annual Report on Form 10-K.

Overview

We are the third largest medical device company in the global spine market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics, a combined market estimated to be approximately $9.0 billion globally in 2015. Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery (MAS). The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of our MAS platform, and many of our products, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our biologic product line offerings used to aid the spinal fusion process or bone healing include allograft (donated human tissue), Osteocel Plus and Osteocel Pro, an allograft cellular matrix containing viable mesenchymal stem cells (MSCs), FormaGraft, a collagen synthetic product, and AttraX, a synthetic bone graft material, currently available commercially only in select markets outside of the United States. Our subsidiary, Impulse Monitoring, Inc. provides IOM services for insight into the nervous system during spine and other surgeries. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons who are new to our MAS product platform as well as surgeons previously trained on our MAS product platform who are attending advanced training courses.

Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion (XLIF), in which surgeons access the spine for a fusion procedure from the side of the patient's body, rather than from the front or back. Our MaXcess instruments provide access to the spine in a manner that affords direct visualization and our nerve monitoring systems assist surgeons in avoiding critical nerves.

At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure or some of its components. We have worked with our surgeon customers and the North American Spine Society who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, the majority of insurance companies provide reimbursement for XLIF procedures. However, certain carriers - large and small - may have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Instrumented Fusion, Osteocel Plus and Osteocel Pro, and/or other procedures or products we sell. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers.

In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine. Our cervical product offering now provides a full set of solutions for cervical, both motion preservation and fusion surgery, including both allograft and CoRoent® implants, as well as cervical plating and posterior fixation products.

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

Revenues and Operations.    To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS or cervical surgical instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

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

There is a downward pressure on reimbursement for IOM services such as those provided by our subsidiary Impulse Monitoring. Significant coding changes for IOM services took effect in 2013. New Current Procedural Terminology (CPT) codes were introduced that have led to reduced reimbursement by private payers for the professional remote oversight component of the service. Medicare patients were also subject to additional coding changes imposed by CMS which may restrict access to care and limit Impulse Monitoring’s ability to cover, bill and collect for cases performed. Private payers may also elect to adopt these coding changes.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and directly-employed sales employees (“shareowners”), both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expenses line. We are continuing to invest in our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.

As of December 31, 2014 the Company does not have any significant backlog.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, bad debts, inventories, valuation of financial instruments, goodwill, intangibles, property and equipment, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    In accordance with the Securities and Exchange Commission’s guidance, we recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is generally recognized upon acknowledgement of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from the sale of our instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Monitoring service revenue consists of hospital based revenues and net patient service revenues and is recorded in the period the service is provided. Hospital based revenues are recorded based upon contracted billing rates. Net patient services are billed to various payers, including Medicare, commercial insurance companies, other directly billed managed healthcare plans, employers, and individuals. We report revenues from contracted payers, including Medicare, certain insurance companies and certain managed healthcare plans, based on the contractual rate, or in the case of Medicare, the published fee schedules. We report revenues from non-contracted payers, including certain insurance companies and individuals, based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payers is recorded as a contractual allowance to arrive at net revenues. The expected revenues from non-contracted payers are based on the historical collection experience of each payer or payer group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payers and adjust our expected revenues for current and subsequent periods accordingly. See Note 10 to the Consolidated Financial Statements included in this Annual Report for further discussion on our product offerings.

Allowance for Doubtful Accounts and Sales Return Reserve.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers and in the economy in general. As a result of this review, the allowance is adjusted on a specific identification basis. The Company also reviews the overall quality and age of those invoices not specifically identified. In determining the provision for invoices not specifically reviewed, the Company analyzes historical collection experience and current economic trends. An increase to the allowance for doubtful accounts results in a corresponding charge to sales, marketing and administrative expenses. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect the Company’s future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required. We maintain a relatively large customer base that mitigates the risk of concentration with any one particular customer. Historically, the Company’s reserves have been adequate to cover losses.

In addition, we establish a reserve for estimated sales returns that is recorded as a reduction to revenue. This reserve is maintained to account for future return of products sold in the current period. This reserve is reviewed quarterly and is estimated based on an analysis of our historical experience related to product returns. The product returns were immaterial for the years presented.

Excess and Obsolete Inventory.    We provide an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of disposables and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of goods sold. Historically, the Company’s reserves have been adequate to cover losses.

A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While we believe this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to sale or to the end of their anticipated useful lives.

Financial Instruments and Fair Value.   ASC Topic 820, Fair Value Measurements and Disclosures defines fair value and requires the Company to establish a framework for measuring fair value and disclosure about fair value measurements. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories. Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

Carrying value of the financial instruments measured and classified within Level 1 is based on quoted prices.

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

Property and Equipment.   Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on an asset’s estimated useful life. Effective January 1, 2014, we changed the estimated useful lives from three to four for certain surgical instrument sets that we loan to or place with hospitals outside of the United States, to align with the useful life of similar types of assets utilized in the United States. Maintenance and repairs on all property and equipment are expensed as incurred.

Valuation of Goodwill and Intangible Assets with Indefinite Lives.   Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations.   The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including capitalized in-process research and development (IPR&D). Intangible assets acquired in a business combination that are used for in-process research and development activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.

Goodwill and IPR&D are not amortized, however, they are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill or IPR&D are considered to be impaired if we determine that the carrying value of the reporting unit or IPR&D exceeds its respective fair value. In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill and IPR&D using a discounted cash flow valuation methodology based on discounted cash flows as of October 1, 2014 and determined that no impairment existed.

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information.  Our evaluation included Management estimates of cash flow projections based on internal future projections. Key assumptions from these projections included revenue growth and future gross and operating margin growth. The Company also makes key assumptions related to its weighted cost of capital and terminal growth rates. The revenue and margin growth was based on increased sales of new and existing products as we expect to maintain our investment in research and development. Additional value creators assumed included increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that these growth and efficiency assumptions will ultimately be realized were also considered in our evaluation, including timing and probability of regulatory approvals for our products to be commercialized domestically or internationally. Our market capitalization at October 1, 2014 was also considered as a part of analysis and a sensitivity analysis was performed on our assumptions.  The potential events and/or changes in circumstances that could reasonably be expected to negatively affect the key assumptions would be significant declines in our stock price, unexpected and/or adverse outcome of clinical studies, significant declines in growth rate, or failure to implement planned efficiencies.  Based on our assessment and analysis, it was determined that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. In addition, no indicators of impairment were noted through December 31, 2014 and consequently, no impairment charge has been recorded during the year.

As of October 1, 2014 and October 1, 2013, at our annual evaluation date for impairment, the Company had two reporting units; the Progentix reporting unit and the remainder of the Company (the “primary reporting unit”).  For the impairment assessment performed as of October 1, 2012, we had three reporting units; Progentix reporting unit, Impulse Monitoring reporting unit, and the primary reporting unit.  The Company determined that, consistent with continued integration of Impulse Monitoring into our core business, Impulse Monitoring was no longer a reporting unit since discrete financial information for Impulse Monitoring was no longer available which resulted in the combination of Impulse Monitoring reporting unit into our primary reporting unit for future goodwill impairment assessment.

During 2012, when Impulse Monitoring was a reporting unit that provided discrete financial information, we updated our discounted cash flow valuation model for Impulse Monitoring and based on Management’s updated estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of the then Impulse Monitoring’s reporting unit at the time was less than its carrying value. Management’s estimates of revenues and related cash flows reflected the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. During the year ended December 31, 2012, we recorded an impairment charge to Impulse Monitoring’s goodwill of $8.3 million. Additionally, during the year ended December 31, 2012, we recorded an impairment charge of $1.4 million, related to the IPR&D recorded for the technology acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in Management’s revenue estimate and the related decrease to the estimated cash flows for the technology.

Significant judgment is required in the forecasts of future operating results that are used in the discounted cash flow valuation models. It is possible that plans may change and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Valuation of Intangible Assets.   Our intangible assets are comprised primarily of purchased technology, customer relationships, manufacturing know-how and trade secrets, and trade name and trademarks. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions.

Intangible assets are amortized on a straight-line basis over their estimated useful lives of 1 to 17 years. We base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

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

During the year ended December 31, 2014, we recorded an impairment charge of $10.7 million related to developed technology acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in Management’s revenue estimate and the related decrease to the estimated cash flows for this technology.

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

Valuation of Stock-Based Compensation.   The estimated fair value of stock-based awards exchanged for shareowner (employee) and non-employee director services are expensed over the requisite service period. Awards issued to non-employees (excluding non-employee directors) are recorded at fair value and remeasured periodically as determined in accordance with authoritative guidance, and recognized as expense over respective service periods.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options. The expected term of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of no dividend payouts. The fair value of restricted stock units granted is based on the market price of our common stock on the date of grant. The Company uses historical forfeiture rate trends as a basis for estimating pre-vesting forfeitures.

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

Stock-based compensation expense was $33.7 million, $33.2 million, and $26.3 million for 2014, 2013, and 2012, respectively.  The expenses for 2014 and 2013 were relatively consistent, and increased $6.9 million in 2013 compared to 2012. This increase in 2013 was primarily attributed to the increase in compensation expense related to market-based performance awards.

As of December 31, 2014, there was approximately $18.5 million and $4.8 million of unrecognized compensation expense for restricted stock units issued under our equity incentive plans (RSUs) and Performance Awards, respectively, which is expected to be recognized over a weighted-average period of approximately 1.7 years and 1.5 years, respectively. In addition, as of December 31, 2014, there was $1.1 million of unrecognized compensation expense for shares expected to be issued under the Employee Stock Purchase Plan which is expected to be recognized through April 2016.   Unrecognized amortization expense for options was immaterial as of December 31, 2014.

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

As a result of the litigation award accrual totaling $101.2 million recorded in the third quarter of 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U.S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of December 31, 2014 or 2013.

Based on this same evidence and consideration of the state of California’s past suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. A full valuation allowance on our California deferred tax assets continues to exist as of December 31, 2014.

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

Results of Operations

Revenue

	Year Ended December 31,			2013 to 2014		2012 to 2013
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Spine Surgery Products	$590,471	$530,370	$471,186	$60,101	11%	$59,184	13%
Biologics	129,570	115,633	110,179	13,937	12%	5,454	5%
Monitoring Service	42,374	39,170	38,890	3,204	8%	280	1%
Total revenue	$762,415	$685,173	$620,255	$77,242	11%	$64,918	10%

Our Spine Surgery Product line offerings, which include products for the thoracolumbar product offerings, cervical product offerings and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. Our Biologic product line offerings include allograft (donated human tissue), FormaGraft® (a collagen synthetic product), Osteocel® Plus and Osteocel® Pro (each an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs), and AttraX® (a synthetic bone graft material), all of which are used to aid the spinal fusion or bone healing process. Our Monitoring Service line offering includes hospital-based revenues and net patient service revenues related to IOM services performed.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues noted for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market's procedural growth rate. Accordingly, we believe that our growth in revenue in 2015 will continuously come primarily from share gains in the shift toward less invasive spinal surgery and international growth.

Our total revenues increased $77.2 million in 2014 compared to 2013 and $64.9 million in 2013 compared to 2012, representing total revenue growth of 11% and 10%, respectively. To date, foreign currency fluctuations have not materially impacted our revenues.

Revenue from our Spine Surgery Products increased $60.1 million, or 11%, in 2014 compared to 2013 and $59.2 million, or 13%, in 2013 compared to 2012. These increases resulted from increases in volume of approximately 14% and 15% for the years ended December 31, 2014 and 2013 respectively, compared to the prior periods, offset by unfavorable changes in price of approximately 2% for each period compare to the prior period.

Revenue from Biologics increased $13.9 million, or 12%, in 2014 compared to 2013, and $5.5 million, or 5%, in 2013 compared to 2012. These increases resulted from increases in volume of approximately 12% and 6% for the years ended December 31, 2014 and 2013, respectively, compared to the prior periods.  Increase in revenue in 2013 was offset by small unfavorable changes in price of approximately 1% compared to the same period in 2012. The impact from changes in price was insignificant in 2014 comparing to the same period in 2013.

Revenue from Monitoring Services increased $3.2 million or 8% in 2014 compared to 2013 and $0.3 million, or 1%, in 2013 compared to 2012. The increase in revenue in 2014 was primarily from increased medical billing collections and volume in 2014. The increase from 2012 to 2013 resulted primarily from increases in volume offset by unfavorable changes in reimbursement rates.

Cost of Goods Sold, excluding amortization of purchased technology

	Year Ended December 31,			2013 to 2014		2012 to 2013
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of Goods Sold	$182,358	$180,484	$153,409	$1,874	1%	$27,075	18%
% of total revenue	24%	26%	25%

Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expenses, as well as the cost of providing IOM services, which includes personnel and physician oversight costs. To date, foreign currency fluctuations have not materially impacted our cost of goods sold.

Cost of goods sold as a percentage of revenue decreased during the year ended December 31, 2014 compared to 2013.  This decrease in cost of goods sold as a percentage of revenue, which resulted in higher gross margin, was primarily due to an approximate 2% decrease in cost or reserve requirements due to inventory efficiencies and margin improvements gained from the acquisition of the spine implant manufacturer ANC, LLC in May 2013 (now named “NuVasive Manufacturing Limited”) and overall operational efficiencies realized during 2014 including increased medical billing collections and volume in monitoring services.  In addition, during 2013, a non-recurring royalty charge of $7.9 million, or 1% as a percentage of revenue, was recognized related to the Medtronic litigation ruling that determined ongoing royalty rates (see Note 11 to the Consolidated Financial Statements included in this Annual Report for further discussion). These improvements were offset by sales price decreases, incremental royalty charges due to an increased revenue base and a shift of revenue mix towards lower margin products and countries during 2014, by approximately 1%.

Cost of goods sold as a percentage of revenue increased during the year ended December 31, 2013 compared to 2012. The increase was a result of both the medical device excise tax effective January 1, 2013 of approximately 1% and the aforementioned non-recurring royalty charge of $7.9 million in 2013.

On a long term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Year Ended December 31,			2013 to 2014		2012 to 2013
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Sales, marketing, and administrative	$469,648	$420,064	$372,416	$49,584	12%	$47,648	13%
% of total revenue	62%	61%	60%
Research and development	37,986	32,209	35,296	5,777	18%	(3,087)	(9)%
% of total revenue	5%	5%	6%
Amortization of intangibles	13,571	19,326	12,430	(5,755)	(30)%	6,896	55%
% of total revenue	2%	3%	2%
Impairment of intangible assets	10,708	—	9,700	10,708	100%	(9,700)	(100)%
% of total revenue	1%	—%	2%
Litigation liability	30,000	—	—	30,000	100%	—	—%
% of total revenue	4%	—%	—%

Sales, Marketing and Administrative

 Sales, marketing and administrative expenses consist primarily of compensation costs, commissions and training costs for shareowners engaged in sales, marketing and customer support functions. The expense also includes distributor commissions, freight expenses, surgeon training costs, depreciation expense for property and equipment such as surgical instrument sets, and administrative expenses for both shareowners and third party service providers.

Sales, marketing and administrative expenses increased by $49.6 million or 12% during the year ended December 31, 2014 compared to the same period in 2013, of which $29.4 million was related to increases in variable costs and $20.2 million was related to increases in fixed costs.  Sales, marketing and administrative expenses increased by $47.6 million or 13% during the year ended December 31, 2013 compared to the same period in 2012 of which $19.6 million was related to increases in variable costs and $28.0 million was related to increases in fixed costs. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

Costs that tend to vary based on revenue, or variable costs, primarily consist of commissions, depreciation expense for loaned surgical instrument sets, domestic sales force headcount, distribution and customer support headcount, freight expenses, and continued investment in the expansion of our international markets.

Variable costs increased by $29.4 million during the year ended December 31, 2014 compared to the same period in 2013.  The increase in variable costs was driven by the costs associated with the expansion in our international markets of $15.2 million, which primarily consists of an increase in direct and indirect sales force’s salary, benefits, and commissions of $10.7 million, increased facility, freight, and depreciation charges of $0.8 million, and an increase in outside service costs of $0.9 million. Included in variable costs was also an increase of $11.2 million in salary, benefits, and commissions for the sales force to support the expansion of our domestic markets, and increase in freight and depreciation expense of $4.1 million.

Variable costs increased $19.6 million in 2013 compared to 2012, of which, $19.0 million was primarily a result of our continued investment in our international markets, revenue growth and increases in freight expenses.

Fixed costs are primarily comprised of compensation and other shareowner related expenses for our marketing and administrative support functions. It also includes facility charges, professional services and legal fees.

Fixed costs increased $20.2 million during the year ended December 31, 2014 compared to the same period in 2013.  Of this $20.2 million increase, $10.5 million was due to an increase in facility related charges. Salary and benefit for shareowners in our marketing and administrative support functions increased by $7.8 million to support the overall expansion of our domestic and international markets. Legal expenses also increased by $1.6 million which primarily related to certain intellectual property and litigation related legal matters.

Fixed costs for our marketing and administrative support functions increased $28.0 million in 2013 compared to 2012. Of which, $6.7 million was due to an increase in compensation and other shareowner related expenses, resulting from an increase in headcount and computer-related expenses.  Legal expenses increased $7.8 million in 2013 compared to 2012. Legal expenses incurred in connection with the Medtronic litigation and the OIG subpoena received during 2013 increased $6.1 million. In addition, legal expenses incurred in connection with other matters increased by $2.9 million in 2013 compared to 2012. These increases are offset by the reimbursement of $1.2 million related to legal expenses in connection with the settlement of several lawsuits related to a competitor during 2013. Stock-based compensation increased $7.3 million in 2013 compared to 2012. This increase is primarily attributed to the increase in compensation expense related to market-based performance awards.  The fixed cost for 2013 and 2012 also included $8.0 million and $4.0 million, respectively, of investments in our Japanese operations, which is now considered variable costs as majority of the initial set up of operations had been completed in 2013 and its costs started to relatively vary with revenue growth during the operations in 2014.

As a percentage of revenue, sales, marketing and administrative expenses increased from 2012 to 2013 and 2013 to 2014 mainly because of non-recurring expenses incurred during each year, including facility charges during 2014 and higher legal and stock based compensation expenses during 2013 as aforementioned above.  On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately.

Research and Development

 Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other shareowner related expenses. In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, enhanced the applications of the XLIF procedure, and expanded our offering of cervical products. We have also acquired complementary and strategic assets and technology, particularly in the area of spine surgery products. We continue to invest in research and development programs.

Research and development expense increased by $5.8 million in 2014 compared to 2013 primary related to compensation and other shareowner related expenses due to increased headcount and the costs related to ongoing development projects of $5.5 million in 2014, and increased expenses of $0.7 million related to facility and depreciation charges.  These expenses were partially offset by reduction in expenses of $0.9 million related to acquisitions of in-process research and development intangible assets charged to expense in 2014 compared to 2013.

Research and development expense decreased by $3.1 million in 2013 compared to 2012. Expenses incurred in connection with clinical trials, various studies, and ongoing development projects, including outside professional services, decreased approximately $1.0 million in 2013 compared to 2012 as a result of the completion of enrollment in a clinical trial and ongoing study related activities. Research and development facilities expenses and compensation and other shareowner related expenses, including performance-based and stock-based compensation, decreased $4.0 million due to a decrease in headcount and shareowner related expenses. Expenses incurred related to the acquisition of in-process research and development intangible assets charged to expense in accordance with the authoritative accounting guidance increased $2.1 million in 2013 compared to 2012.

On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and 510k product approval efforts.

Amortization of Intangible Assets

 Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense decreased $5.8 million in 2014 compared to 2013, primarily due to certain intangible assets reaching the end of their useful lives subsequent to December 31, 2013. Amortization expense increased $6.9 million in 2013 compared to 2012, primarily due to the acquisition of intangible assets acquired in 2013, and additional expense resulting from IPR&D which commercialized during the fourth quarter of 2012.

We expect amortization of intangible assets as a percentage of revenue to be relatively consistent.

Impairment of Goodwill and Intangible Assets

 During the years ending December 31, 2014 and 2012, we recorded $10.7 million and $1.4 million, respectively, of impairment charges related to intangible assets acquired from Cervitech in 2009.  The primary factor contributing to these impairment charges were the reduction in management's estimates of current and future revenue and the related cash flows due to updated views of the competitive and regulatory landscape in the cervical market.

During the year ended December 31, 2012, we updated our discounted cash flow valuation model for Impulse Monitoring and based on Management’s estimates on revenues, expenses, related cash flows and the discount rate used in the model, the estimated fair value of the then Impulse Monitoring reporting unit was less than its carrying value. Management’s updates on the estimates reflect the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. As a result, we recorded an impairment charge of $8.3 million to its goodwill.

Litigation Award

 The litigation liability relates to the unfavorable jury verdict that was delivered against us during the year ended December 31, 2014 relating to our use of the trade name "NeuroVision". The amount of the jury verdict represents a probable loss that can be reasonably estimated (see Note 11 to the Consolidated Financial Statements included in this Annual Report for further discussion).

Interest and Other Expense, Net

	Year Ended December 31,			2013 to 2014		2012 to 2013
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest income	$968	$755	$915	$213	28%	$(160)	(17)%
Interest expense	(27,911)	(27,178)	(27,710)	(733)	(3)%	532	2%
Other income (expense), net	(2,411)	3,101	1,047	(5,512)	(178)%	2,054	196%
Total interest and other expense, net	$(29,354)	$(23,322)	$(25,748)	$(6,032)	(26)%	$2,426	9%
% of total revenue	(4)%	(3)%	(4)%

Total interest and other expense, net, consists principally of interest expense incurred on our 2013 and 2017 Senior Convertible Notes, and other income (expense), offset by income earned on marketable securities.

Total interest and other expense, net, increased by $6.0 million for the year ended December 31, 2014 compared to the same period in 2013. The interest expense increased by $0.7 million during the year ended December 31, 2014, compared to 2013 for the same period due to amortization schedule of the debt discount offset with lower interest expense incurred due to the 2013 Senior Convertible Notes settlement during March 2013. The increase in other expense, net, of $5.5 million during the year ended December 31, 2014, compared to 2013 for the same period was due to the recognition of other income of approximately $2.8 million in connection with the settlement of several lawsuits related to a competitor in 2013, and losses on foreign currency rate changes in 2014 of $2.6 million, net of hedges. The loss on foreign currency was primarily due to the fluctuation in the pound sterling, the euro, the Australian dollar and the yen.

Total interest and other expense, net, decreased by $2.4 million in 2013 compared to 2012 primarily driven by changes in interest expense and other income, net, as compared to prior year. Interest expense decreased $0.5 million in 2013 as a result of the maturity of the 2013 Senior Convertible Notes on March 15, 2013. During the year ended December 31, 2013, other income, net, included gains of $2.8 million related to the settlement of several lawsuits with a competitor.

Income Tax Expense

	Year Ended December 31,			2013 to 2014		2012 to 2013
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income Tax Expense	$6,286	$2,783	$8,814	$3,503	126%	$(6,031)	(68)%
Effective income tax rate	56%	28%	78%

The effective income tax expense rate for 2014 was 56% compared to 28% in 2013. The effective tax rate for 2014 was negative mainly due to the negative impact from our Globalization Initiative project and non-deductible expenses primarily relating to executive compensation, offset by general business and domestic manufacturing credits and discrete benefits relating to disqualifying dispositions of qualified stock grants.

The effective income tax expense rate for 2013 of 28% reflects the benefits of the reversal of valuation allowances on foreign deferred tax assets of approximately $2.2 million. Excluding the impact of the reversal of the valuation allowances, the effective income tax rate for 2013 would have differed from the U.S. federal statutory rate of 35% due to foreign taxes, state income taxes, general business credits and non-deductible stock based compensation.

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

The effective income tax expense rate for 2012 of 78% reflects the impact of the non-deductible goodwill impairment charge of $8.3 million. Excluding the impact of the non-deductible goodwill impairment charge, the effective tax rate for 2012 would have differed from the U.S. federal statutory rate of 35% due primarily to state income taxes, and nondeductible stock based compensation.

As a result of the litigation award accrual totaling $101.2 million recorded in 2011, we evaluated the need for a valuation allowance on our deferred tax assets by reviewing all available positive and negative evidence. Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our U. S. federal deferred tax assets and our deferred tax assets for all states except California in the future. This conclusion was primarily based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the federal deferred tax assets well within the statutory carryover periods. Accordingly, we did not establish a valuation allowance on our federal or non-California state deferred tax assets as of December 31, 2014.

Based on this same evidence and consideration of the state of California’s past suspension of the use of net operating loss carryforwards, the state of California’s statutory carryover periods and our apportionment election beginning in 2011, we concluded that it is more likely than not that we will not be able to utilize our California deferred tax assets. Therefore, we established a full valuation allowance on our California deferred tax assets as of December 31, 2011. A full valuation allowance on our California deferred tax assets continues to exist at December 31, 2014.

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

We expect our future effective income tax rate to exceed the U.S federal and statutory income tax rates due to various factors, including non-deductible expenses, state income taxes, net of federal benefits, and the continuing impacts of the implementation of our planned globalization initiative which became effective in January 2014. The initiative involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. We intend to continue to streamline our international operations over time, including procurement, logistics and customer service functions, with the expectation of achieving overall operational efficiencies, including asset utilization, cost and expense savings, and standardization and compliance benefits. As international tax rules and regulations change, the Company may be subjected to changes in tax rates. At the current time the Company believes the jurisdictions in which it operates and the options available to the Company would therefore not subject the Company to major changes in tax obligations with a change in tax regulation.

Liquidity, Cash Flows and Capital Resources

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations and proceeds from our convertible debt financing issued in June 2011. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in the U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and an economy may increase those risks and may affect the value and liquidity of our current investments and restrict our ability to access the capital markets.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful vertical integration of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. We believe our current cash and cash equivalents, investments and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future. In the event the Company was to access the debt market, the Company believes it could do so at reasonable borrowing costs.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material cash flow exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United State dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. The Company does enter into forward contracts as necessary to partially offset the impact from fluctuations of the foreign currency rates. At December 31, 2014, the cash balance held by our foreign subsidiaries was approximately $14.5 million and it is the Company’s intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand its existing operations outside the United States.  As of December 31, 2014, $19.6 million of account receivable was held in other than United States dollar.

In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our December 31, 2014 consolidated balance sheet. Further, as a result of the June 2013 District Court ruling on the ongoing royalty rates, we will be required to escrow funds to secure accrued royalties, estimated at $29.4 million to date, as well as future ongoing royalties. During 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case and the Company made a one-time payment to Medtronic of $7.5 million.  Accordingly, the Company's accrual for the case as of December 31, 2014 was $93.7 million, after giving effect to the reduction of the original verdict of $101.2 million by the second phase settlement of $7.5 million (see Note 11 to the Consolidated Financial Statements included in this Annual Report for further discussion).

On April 3, 2014, an unfavorable jury verdict was delivered against us relating to our use of the trade name “NeuroVision”. We established a liability of $30.0 million for this matter, which remained unchanged as of December 31, 2014. During pendency of the appeal, we have agreed to escrow funds totaling $32.5 million to secure the amount of judgment, plus interest, attorney’s fees and costs. Such funds will be classified as restricted cash, and held pending the outcome of post-trial motions and the likely appellate process. In the event that we are unable to prevail in future legal action, we could be required to outlay such escrowed cash.

Cash, cash equivalents and marketable securities was $405.8 million and $326.1 million at December 31, 2014 and 2013, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. At December 31, 2014, we have cash and investments totaling $123.2 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. This could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows

The following table summarizes our consolidated statements of cash flows (in thousands):

	Year Ended December 31,			2013 to 2014		2012 to 2013
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Cash provided by operating activities	$115,548	$97,439	$130,082	$18,109	19%	$(32,643)	(25)%
Cash used in investing activities	(104,825)	(64,570)	(147,894)	(40,255)	(62)%	83,324	56%
Cash provided by (used in) financing activities	30,277	(52,482)	(22,556)	82,759	158%	(29,926)	(133)%
Effect of exchange rate changes on cash	(1,438)	(861)	175	(577)	(67)%	(1,036)	(592)%
Increase (decrease) in cash and cash equivalents	$39,562	$(20,474)	$(40,193)	$60,036	293%	$19,719	49%

Cash flows from operating activities

Cash provided by operating activities was $115.5 million in 2014, compared to $97.4 million in 2013. The increase of $18.1 million cash provided by operating activities was primarily due to cash inflow from changes in net operating assets of $39.0 million and increased non-cash add backs of $3.6 million, which was offset by the decrease in net income of $24.5 million.  The change in net operating assets included a litigation liability accrual of $30.0 million the Company recognized during the year ended December 31, 2014 and increased payroll accrual of $4.0 million due to increased headcount in support of our expanding domestic and international operations.  Non-cash add backs were primarily driven by adding back an impairment charge of $10.7 million, offset with a change in deferred income tax benefit of $11.9 million which includes the impact from the aforementioned litigation accrual (see Note 9 to the Consolidated Financial Statements included in this Annual Report for further discussion).

Cash flows from operating activities also included $13.6 million of cash tax payments in 2014, net with the incremental tax benefit related to stock based compensation of $11.9 million which is considered cash flows from financing activities.

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

Cash flows used in investing activities

Cash used in investing activities was $104.8 million in 2014, compared to $64.6 million in 2013. The $40.3 million increase in cash used in investing activities in 2014 as compared to 2013 is primarily due to a net increase in purchases of marketable securities of $44.0 million, including restricted investments and increases in purchases of property and equipment of $10.8 million, offset by less cash paid for acquisitions and investments by $14.3 million. Additionally, the Company had an accrual of $27.4 million as of December 31, 2014 for the purchase of intangible assets which was paid in early 2015.

The Company had immaterial contingent consideration obligations related to its 2012 business combination that were paid in cash in early 2014 and in mid February 2015.

As of December 31, 2014, the Company has obligations under certain consultancy arrangements to pay up to approximately $23.2 million in the aggregate in the event that specified revenue-based milestones are achieved prior to the year 2024. Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved.  During 2014, the Company paid $6.2 million in aggregate – $3.0 million in cash and $3.2 million in common shares - in connection with these agreements.

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

For 2015, the Company expects capital expenditures to support expansions of our business globally to be in the range of $60 million to $65 million which is expected to be sourced by the cash generated from the operations.

Cash flows from financing activities

Cash provided by financing activities was $30.3 million in 2014, compared to cash used in financing activities of $52.5 million in 2013. The $82.8 million increase in cash provided by financing activities is primarily due to the repayment of the 2013 Senior Convertible Notes of $74.3 million made in 2013 and the increase in cash proceeds from the issuance of common stock of $14.9 million, offset by purchases of treasury shares of $3.8 million in 2014 for employee minimum tax withholding payments, and decrease in excess tax benefit of $1.7 million related to stock based compensations.

Our equity incentive plans allow for net share settlement of certain equity awards. Net share settlement is generally used in lieu of sales of equity awards and subsequent cash payments by shareowners in satisfaction of minimum tax withholding obligations associated with, or exercise costs for equity awards. These net share settlement transactions are accounted for as treasury share repurchase transactions, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for minimum tax withholdings requires us to fund a significant amount of cash for certain shareowner tax payment obligations from time-to-time with respect to their settled equity awards. During 2015, the Company approximates at least $30.0 million of such cash tax payments will be made, however the actual remittance can be largely different depending on a share price at the date of RSU release or option exercises or actual volume of such activities. We anticipate using cash generated from operating activities to fund all such payments.

Cash used in financing activities was $52.5 million in 2013, compared to $22.6 million in 2012. The $29.9 million increase in 2013 in cash used in financing activities is primarily due the repayment of the 2013 Senior Convertible Notes of $74.3 million, offset by a decrease in cash paid for contingent consideration of $29.7 million.

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Interest on the 2017 Notes is payable semi-annually on January 1st and July 1st of each year.

In connection with the offering of the 2017 Notes, the Company entered into convertible note hedge transactions (the “2017 Hedge”) with the initial purchasers and/or their affiliates (the Counterparties) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge.

In addition, the Company sold warrants to the Counterparties to acquire up to 477,654 shares of the Company’s Series A Participating Preferred Stock (the 2017 Warrants), at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is initially convertible into 20 shares of the Company’s common stock. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares.  It is the Company’s current intent and policy to settle all conversions in shares of the Company’s common stock, should the conversion occur.  The Company received $47.9 million in cash proceeds from the sale of the 2017 Warrants. The 2017 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period (the quarter or year-to-date period) exceeds the strike price of the 2017 Warrants.

In March 2008, we issued $230.0 million principal amount of 2.25% unsecured Senior Convertible Notes (the "2013 Notes"). During the year ended December 31, 2011, we repurchased approximately $155.7 million in principal of its 2013 Notes in privately negotiated transactions. These repurchases were made using a portion of the net proceeds from the issuance of the 2017 Notes. The remaining balance of the 2013 Notes matured on March 15, 2013, and, accordingly, during the year ended December 31, 2013, we repaid the total outstanding principal amount of $74.3 million in cash. In connection with the offering of the 2013 Notes, we sold to the initial purchasers and/or their affiliates warrants to acquire up to 5.1 million shares of our common stock (the "2013 Warrants"). All 2013 Warrants expired unexercised on or before October 8, 2013.

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our 2017 Senior Convertible Notes (the “2017 Notes”), operating leases and other contractual obligations. The following table summarizes our long-term contractual obligations and commitments as of December 31, 2014 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
2017 Notes(1)	$430,127	$11,069	$419,058	$—	$—
Operating leases	62,526	9,046	17,805	12,384	23,291
Capital leases	1,249	557	683	9	—
Uncertain tax liabilities	8,647	105	530	8,012	—
Total	$502,549	$20,777	$438,076	$20,405	$23,291
(1)	See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the 2017 Notes.

Total contractual obligations exclude potential contingent consideration payments pursuant to certain purchase or product development agreements.  See Note 4 and Note 7 to the Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations. Amounts disclosed in our Note 4 as contingent or milestone-based obligations are depend on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity and Risk. Our exposure to interest rate risk at December 31, 2014 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2014, we do not hold any material asset-backed investment securities and in 2014, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2014, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2014, the stated maturities of our available-for-sale securities are $256.0 million within one year and $101.6 million from one to two years. These investments are recorded on the balance sheet at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss).

Market Price Sensitive Instruments. In order to reduce the potential equity dilution, we entered into a convertible note hedge transaction (the “2017 Hedge”) in connection with the issuance of the 2017 Notes entitling us to purchase our common stock. Upon conversion of the 2017 Notes, the 2017 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2017 Hedge. We also entered into warrant transactions with the counterparties of the 2017 Hedge entitling them to acquire shares of our common stock. The warrant transaction could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants (see Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion).

Foreign Currency Exchange Risk. A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States dollars. Accordingly, we have assessed that we do not have any material exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the pound sterling the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the consolidated statement of operations. For those short-term intercompany balances, the Company enters into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates.  The notional amount of the outstanding foreign currency forward contracts was $26.0 million as of December 31, 2014, which was settled in January 2015. During the year ended December 31, 2014, a gain of $0.7 million was recognized in other income due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was immaterial on our Consolidated Balance Sheet as of December 31, 2014.  The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.  The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results. The Company expects the exposure on the foreign currency rate fluctuations to our financial results will be immaterial for the foreseeable future.

Item 8.Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2014. Based on such evaluation, our Management has concluded as of December 31, 2014, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted the new framework during 2014. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NuVasive, Inc.

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NuVasive, Inc.’s Management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014 of NuVasive, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 24, 2015

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its annual meeting of stockholders to be held on May 22, 2015, and certain information included in the Proxy Statement is incorporated herein by reference.

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

The other information required by this Item 10 will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as a part of this report:
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

4.3	Indenture dated June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)
4.4	Form of 2.75% Convertible Senior Note due 2017 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)
10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)
10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.3#

Form of Stock Option Award Notice under the 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on April 8, 2004)

10.4#

Form of Option Exercise and Stock Purchase Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on April 8, 2004)

10.5#	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)
10.6#

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Amendment No.1 to our Registration Statement on Form S-1 filed with the Commission on April 8, 2004)

10.7#	NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)
10.8#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.9#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.10#

Form of Indemnification Agreement between the Company and its directors and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.11#	NuVasive, Inc. Executive Severance Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

Exhibit Number	Description
10.12#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.13#

Form of Compensation Letter Agreement dated March 4, 2011 between the Company and Keith C. Valentine (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)

10.14#	Separation Letter Agreement dated December 13, 2013 between the Company and Craig Hunsaker (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.15#	Transition Services Agreement dated April 29, 2014 between the Company and Michael J. Lambert (incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 29, 2014)
10.16#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.17

Lease Agreement for Sorrento Summit entered into November 6, 2007 between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)

10.18

Confirmation for base call option transaction dated June 22, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.19

Confirmation for additional call option transaction dated June 24, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.20

Confirmation for base call option transaction dated June 22, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.21

Confirmation for additional call option transaction, dated June 24, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.22

Confirmation for base warrant transaction, dated June 22, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.23

Confirmation for additional warrant transaction, dated June 24, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.24

Confirmation for base warrant transaction, dated June 22, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.25

Confirmation for additional warrant transaction, dated June 24, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.26

Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.27†

Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.28†

Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.29†

Settlement and License Agreement, dated April 25, 2013, among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 30, 2013)

21.1	List of subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Calculation Linkbase Document
101	XBRL Taxonomy Label Linkbase Document
101	XBRL Taxonomy Presentation Linkbase Document
101	XBRL Taxonomy Definition Linkbase Document
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

SUPPLEMENTAL INFORMATION

Copies of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2015, and copies of the form of proxy to be used for such Annual Meeting, will be furnished to the SEC prior to the time they are distributed to the Registrant’s Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.
Date: February 24, 2015	By: /s/ Alexis V. Lukianov
Alexis V. Lukianov Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 24, 2015	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexis V. Lukianov and Quentin S. Blackford, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alexis V. Lukianov	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2015
Alexis V. Lukianov
/s/ Quentin S. Blackford	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015
Quentin S. Blackford
/s/ Jack R. Blair	Director	February 24, 2015
Jack R. Blair
/s/ Peter C. Farrell, Ph.D, AM	Director	February 24, 2015
Peter C. Farrell, Ph.D, AM
/s/ Lesley H. Howe	Director	February, 24, 2015
Lesley H. Howe
/s/ Leslie V. Norwalk, Esq.	Director	February 24, 2015
Leslie V. Norwalk, Esq. /s/ Eileen M. More	Director	February 24, 2015
Eileen M. More
/s/ Peter M. Leddy, Ph.D.	Director	February 24, 2015
Peter M. Leddy, Ph.D.
/s/ Gregory T. Lucier	Director	February 24, 2015
Gregory T. Lucier

NUVASIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NuVasive, Inc.

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuVasive, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 24, 2015

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$142,387	$102,825
Short-term marketable securities	220,329	143,449
Accounts receivable, net of allowances of $5,844 and $3,481, respectively	118,959	104,774
Inventory, net	154,638	136,937
Deferred tax assets	47,912	37,076
Prepaid expenses and other current assets	21,646	10,947
Total current assets	705,871	536,008
Property and equipment, net	128,565	128,064
Long-term marketable securities	43,042	79,829
Intangible assets, net	96,555	93,986
Goodwill	154,443	154,944
Deferred tax assets, non-current	65,330	42,863
Restricted cash and investments	123,233	119,195
Other assets	26,420	24,679
Total assets	$1,343,459	$1,179,568
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$146,867	$86,057
Accrued payroll and related expenses	38,032	31,095
Litigation liability	30,000	—
Total current liabilities	214,899	117,152
Senior Convertible Notes	360,746	346,060
Deferred tax liabilities	3,879	2,934
Non-current litigation liability	93,700	93,700
Other long-term liabilities	21,877	14,844
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2014 and 2013, respectively, 47,691,744 and 44,943,422 issued and outstanding at December 31, 2014 and 2013, respectively	48	45
Additional paid-in capital	847,145	769,203
Accumulated other comprehensive loss	(9,670)	(3,238)
Accumulated deficit	(186,938)	(170,218)
Treasury stock at cost; 233,369 shares and no shares at December 31, 2014 and 2013, respectively	(10,537)	—
Total NuVasive, Inc. stockholders’ equity	640,048	595,792
Non-controlling interests	$8,310	$9,086
Total equity	$648,358	$604,878
Total liabilities and equity	$1,343,459	$1,179,568

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$762,415	$685,173	$620,255
Cost of goods sold (excluding amortization of purchased technology)	182,358	180,484	153,409
Gross profit	580,057	504,689	466,846
Operating expenses:
Sales, marketing and administrative	469,648	420,064	372,416
Research and development	37,986	32,209	35,296
Amortization of intangible assets	13,571	19,326	12,430
Impairment of goodwill and intangible assets	10,708	—	9,700
Litigation liability	30,000	—	—
Total operating expenses	561,913	471,599	429,842
Interest and other expense, net:
Interest income	968	755	915
Interest expense	(27,911)	(27,178)	(27,710)
Other income (expense), net	(2,411)	3,101	1,047
Total interest and other expense, net	(29,354)	(23,322)	(25,748)
(Loss) income before income taxes	(11,210)	9,768	11,256
Income tax expense	(6,286)	(2,783)	(8,814)
Consolidated net (loss) income	$(17,496)	$6,985	$2,442
Add back net loss attributable to non-controlling interests	$(776)	$(917)	$(702)
Net (loss) income attributable to NuVasive, Inc.	$(16,720)	$7,902	$3,144

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(0.36)	$0.18	$0.07
Diluted	$(0.36)	$0.17	$0.07
Weighted average shares outstanding:
Basic	46,715	44,461	43,328
Diluted	46,715	46,786	44,272
See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Consolidated net (loss) income	$(17,496)	$6,985	$2,442
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(161)	(27)	4
Translation adjustments, net of tax	(6,271)	(3,997)	305
Other comprehensive (loss) income:	(6,432)	(4,024)	309
Total consolidated comprehensive (loss) income	(23,928)	2,961	2,751
Net loss attributable to non-controlling interests	776	917	702
Comprehensive (loss) income attributable to NuVasive, Inc.	$(23,152)	$3,878	$3,453

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at December 31, 2011	42,455	$42	$674,790	$477	$(181,264)	—	$—	$494,045	$—	$494,045
Issuance of common stock under employee and director stock option and purchase plans	756	1	4,883	—	—	—	—	4,884	—	4,884
Issuance of common stock in connection with asset acquisitions	475	1	7,559	—	—	—	—	7,560	—	7,560
Stock-based compensation expense	—	—	26,312	—	—	—	—	26,312	—	26,312
Tax benefits related to stock-based compensation awards	—	—	1,321	—	—	—	—	1,321	—	1,321
Net income attributable to NuVasive, Inc.	—	—	—	—	3,144	—	—	3,144	—	3,144
Other comprehensive income	—	—	—	309	—	—	—	309	—	309
Balance at December 31, 2012	43,686	$44	$714,865	$786	$(178,120)	—	$—	$537,575	$—	$537,575
Issuance of common stock under employee and director stock option and purchase plans	1,257	1	8,421	—	—	—	—	8,422	—	8,422
Stock-based compensation expense	—	—	33,240	—	—	—	—	33,240	—	33,240
Tax benefits related to stock-based compensation awards	—	—	12,677	—	—	—	—	12,677	—	12,677
Reclassification of non-controlling interest from mezzanine to equity	—	—	—	—	—	—	—	—	9,489	9,489
Net income attributable to NuVasive, Inc.	—	—	—	—	7,902	—	—	7,902	—	7,902
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(403)	(403)
Other comprehensive loss	—	—	—	(4,024)	—	—	—	(4,024)	—	(4,024)
Balance at December 31, 2013	44,943	$45	$769,203	$(3,238)	$(170,218)	—	$—	$595,792	$9,086	$604,878
Issuance of common stock under employee and director stock option and purchase plans	2,660	3	30,106	—	—	(233)	(10,537)	19,572	—	19,572
Stock-based compensation expense	—	—	33,687	—	—	—	—	33,687	—	33,687
Tax benefits related to stock-based compensation awards	—	—	10,988	—	—	—	—	10,988	—	10,988
Issuance of common stock in connection with contingent consideration	88	—	3,161	—	—	—	—	3,161	—	3,161
Net loss attributable to NuVasive, Inc.	—	—	—	—	(16,720)	—	—	(16,720)	—	(16,720)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(776)	(776)
Other comprehensive loss	—	—	—	(6,432)	—	—	—	(6,432)	—	(6,432)
Balance at December 31, 2014	47,691	$48	$847,145	$(9,670)	$(186,938)	(233)	$(10,537)	$640,048	$8,310	$648,358

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Consolidated net (loss) income	$(17,496)	$6,985	$2,442
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	65,837	63,106	51,909
Deferred income tax (benefit) expense	(23,231)	(11,341)	4,525
Amortization of non-cash interest	16,490	15,336	14,569
Stock-based compensation	33,687	33,240	26,312
Impairment of intangible assets and goodwill	10,708	-	9,700
Reserves on current assets	1,856	7,468	5,578
Other non-cash adjustments	13,191	7,116	7,283
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(18,465)	(17,384)	(2,005)
Inventory	(21,343)	(21,002)	(11,022)
Prepaid expenses and other current assets	(5,183)	(3,608)	12,725
Accounts payable and accrued liabilities	22,318	21,803	2,938
Litigation liability	30,000	(7,500)	-
Accrued payroll and related expenses	7,179	3,220	5,128
Net cash provided by operating activities	115,548	97,439	130,082
Investing activities:
Cash paid for acquisitions and investments	(500)	(14,818)	(11,088)
Proceeds from disposal of assets	241	-	-
Purchases of property and equipment	(58,424)	(47,597)	(41,189)
Purchases of marketable securities	(217,158)	(218,454)	(235,919)
Sales of marketable securities	174,816	216,299	246,504
Purchases of restricted investments	(3,800)	-	(113,281)
Sales of restricted investments	-	-	7,079
Net cash used in investing activities	(104,825)	(64,570)	(147,894)
Financing activities:
Principal payment of 2013 Senior Convertible Notes	-	(74,311)	-
Incremental tax benefits related to stock-based compensation awards	11,896	13,569	3,003
Proceeds from the issuance of common stock	23,354	8,422	4,884
Payment of contingent consideration	(498)	-	(29,722)
Purchase of treasury stock	(3,782)
Other assets	(693)	(162)	(721)
Net cash provided by (used in) financing activities	30,277	(52,482)	(22,556)
Effect of exchange rate changes on cash	(1,438)	(861)	175
Increase (decrease) in cash and cash equivalents	39,562	(20,474)	(40,193)
Cash and cash equivalents at beginning of year	102,825	123,299	163,492
Cash and cash equivalents at end of year	$142,387	$102,825	$123,299
Supplemental disclosure of non-cash transactions:
Intangible asset purchase	$27,389	$-	$-
Issuance of common stock for contingent consideration and asset acquisitions	$3,161	$-	$7,560
Supplemental cash flow information:
Interest paid	$11,069	$12,035	$12,741
Income taxes paid	$13,640	$3,196	$2,934

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business. NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally disruptive surgical products and procedurally integrated solutions for the spine. NuVasive’s principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, as well as an offering of biologics, and cervical products. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable reproducible outcomes for the surgeon and the patient. The platform includes a proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (IOM) support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants. The individual components of NuVasive’s MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures. In addition, for larger customers, the Company’s proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. The Company sells MAS instrument sets, MaXcess and nerve monitoring systems to hospitals however such sales are immaterial to the Company’s results of operations.

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity, the Company records the fair value of the non-controlling interests at the acquisition date and classifies the amounts attributable to non-controlling interests separately in equity in the Company's Consolidated Financial Statements. Any subsequent changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. To prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Change in Accounting Estimate.   Based on historical useful life information, as well as forecasted product life cycles and demand expectations, the useful life of certain surgical instrument sets held in the international business was extended from three to four years. In accordance with ASC Topic 250 Accounting Changes and Error Corrections, this was accounted for as a change in accounting estimate and was made on a prospective basis effective January 1, 2014 for these international surgical instruments.  The net effect of the change in useful life estimate for the international instruments on the year ended December 31, 2014 depreciation expense, net income, basic and diluted earnings per share, is each considered immaterial.

During the year ended December 31, 2014, the Company committed to a plan to consolidate its offices located in San Diego, California into one corporate headquarters for efficiency purposes. This project commenced during the year ended December 31, 2014 and is expected to be completed by March 31, 2015. As a result, certain long-lived assets, primarily leasehold improvements, will be abandoned and replaced during the respective construction period. In accordance with the authoritative guidance, the Company has shortened the depreciable lives of impacted assets, which resulted in approximately $4.2 million of accelerated depreciation, which is included in sales, marketing and administrative expenses, during the year ended December 31, 2014 that would have otherwise been recorded in future periods. There is no impact to the Company’s Consolidated Statement of Operations over the life of the respective assets. The net effect of this change in estimate on net income and earnings per share for the year ended December 31, 2014 is $1.8 million and $0.04, respectively.

Certain prior period amounts in Note 9 to the Consolidated Financial Statements included in this Annual Report have been reclassified to conform to the current period presentation. Any reclassification of prior period amounts does not affect any content or total of prior period financial statements.

Recently Adopted Accounting Standards.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective for the Company in the first quarter of fiscal year 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

Revenue Recognition. In accordance with the Securities and Exchange Commission’s guidance, the Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants, biologics and disposables is generally recognized upon acknowledgment of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from the sale of instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

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

Accounts Receivable and Related Valuation Accounts. Accounts receivable in the accompanying consolidated balance sheets are presented net of allowances for doubtful accounts.

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

In addition, the Company establishes a reserve for estimated sales returns that is recorded as a reduction to revenue. This reserve is maintained to account for the future return of products sold in the current period. Product returns were not material for the years presented.

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

See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion on the Company’s Senior Convertible Notes’ carrying value.

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

Derivatives.  To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle monthly, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. At December 31, 2014, the Company had a notional principal amount of $26.0 million in foreign currency forward contracts outstanding to hedge currency risk relative to our foreign receivables and payables.  During the year ended December 31, 2014, a gain of $0.7 million was recognized in other income due to the change in the value of the derivative instruments, and as of December 31, 2014, there was an immaterial value of hedge contracts recorded in our Consolidated Balance Sheet.

Inventory.  Inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. Approximately $6.0 million and $5.9 million of inventory was held at consigned locations at December 31, 2014 and 2013, respectively. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and records a reserve for the identified items. At December 31, 2014 and 2013, the balance of the allowance for excess and obsolete inventory is $22.6 million and $21.9 million, respectively.

Goodwill and Intangible Assets. Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations.   The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including capitalized in-process research and development (IPR&D). Intangible assets acquired in a business combination that are used for in-process research and development activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.

Goodwill and IPR&D are not amortized, however, they are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill or IPR&D are considered to be impaired if we determine that the carrying value of the reporting unit or IPR&D exceeds its respective fair value. In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill and IPR&D using the discounted cash flow valuation methodology based on discounted cash flows as of October 1, 2014 and determined that no impairment existed.

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information.  Our evaluation included management estimates of cash flow projections based on internal future projections. Key assumptions from these projections included revenue growth and future gross and operating margin growth. The Company also makes key assumptions related to its weighted cost of capital and terminal growth rates. The revenue and margin growth was based on increased sales of new and existing products as we expect to maintain our investment in research and development. Additional assumed value creators included increased efficiencies from capital spending. The resulting cash flows were discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that these growth and efficiency assumptions will ultimately be realized were also considered in our evaluation, including timing and probability of regulatory approvals for our products to be commercialized. Our market capitalization at October 1, 2014 was also considered as a part of analysis. As a result, it was determined that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. In addition, no indicators of impairments were noted through December 31, 2014 and consequently, no impairment charge has been recorded during the year.

As of October 1, 2014 and October 1, 2013, at our annual evaluation date for impairment, the Company had two reporting units; the Progentix reporting unit and the remainder of the Company (the “primary reporting unit”).  For the impairment assessment performed during 2012, we had three reporting units; Progentix reporting unit, Impulse Monitoring reporting unit, and the primary reporting unit.  The Company determined that, consistent with continued integration of Impulse Monitoring into our core business, Impulse Monitoring was no longer a reporting unit since discrete financial information for Impulse Monitoring was no longer available which resulted in the combination of Impulse Monitoring reporting unit into our primary reporting unit for future goodwill impairment assessment.

During 2012, when Impulse Monitoring was a reporting unit that provided a discrete financial information, we updated our discounted cash flow valuation model for Impulse Monitoring and based on Management’s current estimates of revenues and expenses, related cash flows and the discount rate used in the model, the estimated fair value of the Impulse Monitoring reporting unit was less than its carrying value. Management’s estimates of revenues and related cash flows reflected the impacts of the significant coding changes for IOM services which took effect in 2013 and resulted in reduced reimbursement for IOM services. During the year ended December 31, 2012, we recorded an impairment charge to Impulse Monitoring’s goodwill of $8.3 million.  During the year ended December 31, 2012, we recorded an impairment charge of $1.4 million, related to the IPR&D recorded for the technology acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in Management’s revenue estimate and the related decrease to the estimated cash flows for this technology.

Intangible assets with a finite life, such as acquired technology, customer relationships, manufacturing know-how, licensed technology, supply agreements and certain trade names and trademarks, are amortized on a straight-line basis over their estimated useful life, ranging from 1 to 17 years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

During the year ended December 31, 2014, we recorded an impairment charge of $10.7 million related to developed technology acquired from Cervitech in 2009. The primary factor contributing to this impairment charge was the reduction in Management’s revenue estimate and the related decrease to the estimated cash flows for this technology.

See Note 2 to the Consolidated Financial Statements included in this Annual Report for further discussion on goodwill and intangible assets.

Property and Equipment. Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 20 years. Maintenance and repairs are expensed as incurred. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

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

See Note 9 to the Consolidated Financial Statements included in this Annual Report for further discussion on income taxes.

Loss Contingencies. The Company is involved in a number of legal actions arising out of the normal course of our business. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, the Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in the Company’s financial statements if it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

See Note 11 to the Consolidated Financial Statements included in this Annual Report for further discussion on legal proceedings.

Comprehensive Income (Loss).  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $9.5 million and $3.3 million at December 31, 2014, and December 31, 2013, respectively, and a net cumulative gain of $0.7 million at December 31, 2012.

Research and Development. Research and development costs are expensed as incurred.

Product Shipment Costs.  Product shipment costs are included in sales, marketing and administrative expense in the accompanying consolidated statements of operations and were $23.6 million, $21.7 million, and $17.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.  The majority of the Company’s shipping costs are related to the loan of instrument sets, which are not sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Restructuring Charges. During the year ended December 31, 2014, as part of a company-wide efficiency effort, the Company reduced its footprint on the east coast of the United States in order to match its current and projected business needs without adversely impacting its ability to deliver surgeon education and local customer fulfillment. More specifically, the Company exited a majority of the leased square footage at its New Jersey location and decided to terminate the respective lease at December 2017 with the expectation of exiting earlier than the contract termination date. As a result of the reduction in space, the Company recorded restructuring and associated impairment charges of approximately $6.4 million, primarily associated with future rental payments through December 31, 2017 and lease termination charges of $1.9 million, which was offset by estimated future sublease income. The impairment charges also included the net impact of a $0.1 million gain from writing-off deferred rent liabilities and leasehold improvements. As of December 31, 2014, the total recorded liability associated with this early lease termination was $3.4 million. The charge is recorded in sales, marketing and administrative expense in the Consolidated Statements of Operations. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets.  Subsequent to year end, the Company made the announcement it was fully exiting the New Jersey leasehold, to which the financial impacts will be recorded upon the cease use date.

Stock-based Compensation. The estimated fair value of stock-based awards exchanged for shareowner (employee) and non-employee director services are expensed over the requisite service period. Awards issued to non-employees (excluding non-employee directors) are recorded at their fair value as determined in accordance with authoritative guidance, and are periodically revalued as the options vest and are recognized as expense over the relative service period.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options. The expected term of the stock options is based on its historical data. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the grants. The dividend yield assumption is based on our history and expectation of no dividend payouts.

The fair value of restricted stock units granted is based on the market price of our common stock on the date of grant. The fair value of performance-based restricted stock units (PRSUs) that have pre-defined Company-specific performance criteria is determined based on the stock price at the date of grant adjusted with probability of achieving the specified performance criteria, as defined in the Performance Award agreements. Expense is recognized using the accelerated method over the remaining recognition period based on these probabilities. Additionally, certain of our PRSUs are earned based on the achievement of pre-defined market conditions. The fair value of PRSUs with market conditions is estimated on the date of grant using a Monte Carlo valuation model and key assumptions are expected volatility and the risk free interest rate. We collectively refer to PRSUs with both Company-specific performance criteria and pre-defined market conditions as Performance Awards.

The Company is required to estimate at the grant date the value of awards that are anticipated to be forfeited prior to their vesting. The Company will adjust forfeiture rate estimates as necessary for awards with performance and service conditions through the vesting date so that full compensation cost is recognized only for awards that vest. The Company assesses the reasonableness of the estimated forfeiture rate at least annually, with any change to be made on a cumulative basis in the period the estimated forfeiture rates change. The Company considered its historical experience of pre-vesting forfeitures on awards by employee (“shareowner”) homogenous group as the basis to arrive at its estimated annual pre-vesting forfeiture rates.

See Note 8 to the Consolidated Financial Statements included in this Annual Report for further discussion on stockholder equity and stock-based compensation.

Net Income (Loss) Per Share. The Company computes basic net income (loss) per share using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested restricted stock units (RSUs), including those with performance and market conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. No shares related to the assumed conversion of the Senior Convertible Notes were included in the diluted net income (loss) calculation for the years presented because the inclusion of such shares would have had an anti-dilutive effect. The shares to be issued upon exercise of all outstanding warrants were excluded from the diluted net income (loss) calculation for all years presented because the inclusion of such shares would have had an anti-dilutive effect.  The contingently issuable shares are included in basic net income (loss) per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net (loss) income available to NuVasive, Inc.’s common stockholders	$(16,720)	$7,902	$3,144
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	46,715	44,461	43,328
Dilutive potential common stock outstanding:
Stock options and ESPP	—	416	177
Restricted stock units	—	1,909	767
Weighted average common shares outstanding for diluted	46,715	46,786	44,272
Basic net (loss) income per share attributable to NuVasive, Inc.	$(0.36)	$0.18	$0.07
Diluted net (loss) income per share attributable to NuVasive, Inc.	$(0.36)	$0.17	$0.07

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock Options, ESPP, and RSUs	8,902	5,015	6,592
Warrants	9,553	12,709	14,694
Senior Convertible Notes	9,553	9,890	11,214
Total	28,008	27,614	32,500

2.    Balance Sheet Details

Property and Equipment, net. Property and equipment, net, consisted of the following (in thousands, except years):

		December 31,
	Useful Life	2014	2013
Instrument sets	3 to 4	$189,774	$171,454
Machinery and equipment	5 to 7	25,413	21,722
Computer equipment and software	3 to 7	52,269	46,896
Leasehold improvements	2 to 15	20,083	21,825
Furniture and fixtures	3 to 7	7,282	7,510
Building and improvements	10 to 20	7,507	7,371
Land	-	541	541
		302,869	277,319
Less: accumulated depreciation and amortization		(174,304)	(149,255)
		$128,565	$128,064

Our property and equipment mainly consisted of instrument sets, which we loan to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures, and computer equipment and software.

Depreciation expense was $52.3 million, $43.8 million, and $39.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, total assets recorded under capital leases of $1.5 million and $1.8 million, respectively, are included in the machinery and equipment balance. Depreciation of the assets under capital leases is included in depreciation expense. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

Included in the depreciation expense recognized during the year ended December 31, 2014 was $4.2 million of accelerated depreciation as a result of the plan the Company committed to consolidate its offices located in San Diego, California into one corporate headquarters for efficiencies. This project commenced during the year ended December 31, 2014 and is expected to be completed by March 31, 2015. As a result, certain long-lived assets, primarily leasehold improvements, will be abandoned and replaced during the respective construction period. In accordance with the authoritative guidance, the Company has shortened the depreciable lives of impacted assets, which resulted in $4.2 million of accelerated depreciation, which is included in sales, marketing and administrative expenses, during the year ended December 31, 2014 that would have otherwise been recorded in future periods. There is no impact to the Company’s Consolidated Statement of Operations over the life of the respective assets (see Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion).

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation, and testing of the system. At December 31, 2014 and 2013, the Company had $17.3 million and $19.7 million in unamortized capitalized software costs, respectively. Amortization expense related to capitalized internal-use software costs was $7.7 million, $5.5 million and $3.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill and Intangible Assets. Goodwill and intangible assets as of December 31, 2014 consisted of the following (in thousands, except years):

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Developed technology	9	$79,008	$(27,760)	$51,248
Manufacturing know-how and trade secrets	12	21,879	(11,640)	10,239
Trade name and trademarks	11	9,500	(4,264)	5,236
Customer relationships	8	43,153	(23,961)	19,192
Total intangible assets subject to amortization	10	$153,540	$(67,625)	$85,915
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,443
Total goodwill and intangible assets, net				$250,998

Goodwill and intangible assets as of December 31, 2013 consisted of the following (in thousands, except years):

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Developed technology	10	$62,328	$(21,359)	$40,969
Manufacturing know-how and trade secrets	12	21,997	(9,890)	12,107
Trade name and trademarks	11	9,500	(3,317)	6,183
Customer relationships	8	43,871	(19,784)	24,087
Total intangible assets subject to amortization	10	$137,696	$(54,350)	$83,346
Intangible Assets Not Subject to Amortization:
In-process research and development				10,640
Goodwill				154,944
Total goodwill and intangible assets, net				$248,930

Total expense related to the amortization of intangible assets was $13.6 million, $19.3 million and $12.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Intangible assets acquired in a business combination that are used for in-process research and development activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.

During the years ended December 31, 2014 and 2012, the Company recorded impairment charges of $10.7 million and $1.4 million, respectively, related to the developed technology and IPR&D, respectively, acquired from Cervitech in 2009. In addition, during the year ended December 31, 2012, the Company recorded an impairment charge to then one of our reporting units, Impulse Monitoring’s goodwill of $8.3 million.

See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion on impairment charges.

Total future amortization expense related to intangible assets subject to amortization at December 31, 2014 is set forth in the table below (in thousands):

2015	$15,268
2016	14,809
2017	12,459
2018	11,432
2019	10,078
Thereafter through 2027	21,869
Total future amortization expense	$85,915

The changes to goodwill are comprised of the following (in thousands):

	2014	2013
Balance at January 1	$154,944	$154,106
Addition recorded in connection with acquisition	—	764
Reduction recorded in connection with disposal of business	(292)	—
Other	(209)	74
Balance at December 31	$154,443	$154,944

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$13,648	$14,281
Accrued expenses	49,067	19,078
Royalties payable	51,377	38,967
Income taxes payable	12,740	212
Distributor commissions payable	8,329	7,319
Others	11,706	6,200
	$146,867	$86,057

Accounts payable and accrued liabilities were mainly consisted of account payable, accrued expenses, royalties payable, and income taxes payable.  Included in accrued expenses was $27.4 million of intangible assets the Company purchased during the year ended December 31, 2014 which were not yet paid as of December 31, 2014.

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

Realized gains and losses from the sale of marketable securities, if any, are determined on a specific identification basis. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income or expense on the consolidated statements of operations. Realized gains and losses during the periods presented were immaterial. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income on the consolidated statements of operations. Interest and dividends on securities classified as available-for-sale are included in interest income on the consolidated statements of operations.

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Classified as current assets
Certificates of deposit	Less than 1	$282	$-	$-	$282
Corporate notes	Less than 1	129,037	8	(105)	128,940
Commercial paper	Less than 1	11,290	-	-	11,290
U.S. government treasury securities	Less than 1	1,500	1	-	1,501
Securities of government-sponsored entities	Less than 1	78,333	12	(29)	78,316
Short-term marketable securities		220,442	21	(134)	220,329
Classified as non-current assets
Corporate notes	1 to 2	14,082	-	(13)	14,069
Securities of government-sponsored entities	1 to 2	28,996	-	(23)	28,973
Long-term marketable securities		43,078	-	(36)	43,042
Classified as restricted investments
U.S. government treasury securities	Less than 2	51,331	13	(13)	51,331
Securities of government-sponsored entities	Less than 2	42,862	2	(54)	42,810
Restricted investments		94,193	15	(67)	94,141
Total marketable securities at December 31, 2014		$357,713	$36	$(237)	$357,512

December 31, 2013:
Classified as current assets
Certificates of deposit	Less than 1	$833	$-	$-	$833
Corporate notes	Less than 1	71,611	23	(6)	71,628
Commercial paper	Less than 1	19,973	-	-	19,973
U.S. government treasury securities	Less than 1	7,603	2	-	7,605
Securities of government-sponsored entities	Less than 1	43,405	14	(9)	43,410
Short-term marketable securities		143,425	39	(15)	143,449
Classified as non-current assets
Certificates of deposit	1 to 2	283	-	-	283
Corporate notes	1 to 2	32,309	23	(14)	32,318
U.S. government treasury securities	1 to 2	1,500	1	-	1,501
Securities of government-sponsored entities	1 to 2	45,722	19	(14)	45,727
Long-term marketable securities		79,814	43	(28)	79,829
Classified as restricted investments
U.S. government treasury securities	Less than 2	43,274	16	(6)	43,284
Securities of government-sponsored entities	Less than 2	29,125	4	(16)	29,113
Restricted investments		72,399	20	(22)	72,397
Total marketable securities at December 31, 2013		$295,638	$102	$(65)	$295,675

As of December 31, 2014, the Company had no investments that were in a significant unrealized loss position. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The Company maintains an investment portfolio of various holdings, types and maturities. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses) recognized on business transactions were $(2.6) million net with hedging transactions, $0.7 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle monthly, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. During the year ended December 31, 2014, a gain of $0.7 million was recognized in other income due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was immaterial on our Consolidated Balance Sheet as of December 31, 2014. As of December 31, 2014 a notional principal amount of $26.0 million in foreign currency forward contracts was outstanding to hedge currency risk relative to our foreign receivables and payables.

The Company’s currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar and the yen. The Company will continuously monitor the costs and the impact of foreign currency risks upon the financial results as part of the Company’s risk management program. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. We do not require and are not required to pledge collateral for these financial instruments or we do not carry any master netting arrangements to mitigate the credit risk.

The following table summarizes the fair values of derivative instruments at December 31, 2014 and 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in thousands)	Location	2014	2013	Location	2014	2013
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$—	$—	Other current liabilities	*	$—
Total derivatives		$—	$—		$ *	$—

*De minimus amount recognized in the hedge relationship.

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014		Year ended December 31, 2013
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$(730)	Other (income) expense	$—
Total derivatives		$(730)		$—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the Levels of the fair value measurement hierarchy during the years presented.

The fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2014:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$39,963	$39,963	$—	$—
Certificates of deposit	282	282	—	—
Corporate notes	143,009	—	143,009	—
Commercial paper	11,290	—	11,290	—
U.S. government treasury securities	52,831	52,831	—	—
Securities of government-sponsored entities	150,101	—	150,101	—
Total cash equivalents, marketable securities and restricted investments	$397,476	$93,076	$304,400	$—
Contingent Consideration:
Acquisition-related liabilities, current	$(644)	$—	$—	$(644)
Total contingent consideration	$(644)	$—	$—	$(644)
December 31, 2013:
Cash Equivalents, Marketable Securities and Restricted Investments:
Money market funds	$72,514	$72,514	$—	$—
Certificates of deposit	1,116	1,116	—	—
Corporate notes	103,946	—	103,946	—
Commercial paper	19,973	—	19,973	—
U.S. government treasury securities	52,390	52,390	—	—
Securities of government-sponsored entities	118,250	—	118,250	—
Total cash equivalents, marketable securities and restricted investments	$368,189	$126,020	$242,169	$—
Contingent Consideration:
Acquisition-related liabilities, current	$(616)	$—	$—	$(616)
Acquisition-related liabilities, non-current	(596)	—	—	(596)
Total contingent consideration	$(1,212)	$—	$—	$(1,212)

Carrying value of the financial instruments measured and classified within Level 1 was based on quoted prices.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). During the year ended December 31, 2014, a gain of $0.7 million was recognized in other income due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was immaterial on our Consolidated Balance Sheet as of December 31, 2014.

See Note 3 to the Consolidated Financial Statements included in this Annual Report for further discussion on our hedge transactions.

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

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at December 31, 2014 and December 31, 2013 was approximately $516.1 million and $439.3 million, respectively. The carrying value of the Company’s Senior Convertible Notes is discussed in Note 6, Senior Convertible Notes. The carrying values of our capital lease obligations approximated their estimated fair value as of December 31, 2014 and 2013.

Contingent Consideration Liability

In connection with an immaterial business combination completed in 2012, the Company agreed to pay the seller an amount, not to exceed €2.0 million in aggregate purchase price, in the event two specified revenue-based milestones are achieved. The first milestone was achieved and paid during the year ended December 31, 2014. The second milestone was measured and paid in mid February 2015 in the amount that was accrued as of December 31, 2014. The fair value of the contingent consideration was determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved. Based on these assumptions, the estimated fair value of the contingent consideration was $0.6 million and $1.2 million at December 31, 2014 and 2013, respectively, and was included in accrued liabilities for current portion and other long-term liabilities for non-current portion in the Consolidated Balance Sheet. Changes in fair value are recorded in the statements of operations as sales, marketing and administrative expenses. The Company paid approximately $0.6 million during the year ended December 31, 2014 related to this contingent consideration arrangement.

As of December 31, 2014, the Company has obligations under certain consultancy arrangements to pay up to approximately $23.2 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved.  During 2014, the Company paid $6.2 million in aggregate – $3.0 million in cash and $3.2 million in common shares - in connection with these agreements.  There was no accrual as of December 31, 2014 or 2013, related to these payments.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	2014	2013
Fair value measurement at January 1	$1,212	$1,074
Change in fair value measurement included in operating expenses	40	138
Contingent consideration paid or settled	(608)	—
Fair value measurement at December 31	$644	$1,212

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

During the years ended December 31, 2014 and 2012, the Company recorded impairment charges of $10.7 million and $1.4 million, respectively, related to the developed technology and IPR&D, respectively, acquired from Cervitech in 2009. Additionally, during the year ended December 31, 2012, the Company recorded an impairment charge to then one of its reporting units, Impulse Monitoring’s goodwill of $8.3 million.

Based on management’s assessment, during the year ended December 31, 2014, the Company recognized $2.2 million in leasehold improvement write-offs associated with exiting a majority of the leased square footage at its New Jersey location.

See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion on impairment analysis and leasehold related charges.

5.    Business Combinations

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

Contingent Consideration Liabilities

As a result of contingent consideration arrangements associated with certain asset and/or business acquisitions, the Company may have (or at times following such transactions, may have had) future payment obligations based on certain technological or operational milestones. For those contingent arrangements entered in as a result of business combinations, the Company records these obligations at fair value at the time of acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statement of Operations commensurate with the nature of the contingent consideration. At December 31, 2014, the estimated fair value of existing contingent consideration agreements, individually or collectively, are not considered material to the Company's Consolidated Financial Statements (see Note 4 and 7 to the Consolidated Financial Statements included in this Annual Report for further discussion).

Investment in Progentix Orthobiology, B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the Initial Investment). As of December 31, 2014, NuVasive loaned Progentix cumulatively $5.3 million at an interest at a rate of 6% per year. NuVasive is not obligated to provide additional funding.

Concurrently with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement, as amended (the “Option Agreement”), whereby NuVasive was obligated under certain circumstances, and had the option under other circumstances, to purchase the remaining sixty percent (60%) of capital stock of Progentix (the “Remaining Shares”) from its shareholders for an amount up to $35.0 million, subject to certain reductions. The Option Agreement expired unexercised on June 13, 2013. Also, concurrently with the Preferred Stock Purchase Agreement, NuVasive and Progentix entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

In accordance with authoritative guidance, the Company has determined that Progentix is a variable interest entity, (or “VIE”) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered its primary beneficiary as NuVasive has both the power to direct the economically significant activities of Progentix and the obligation to absorb losses of, or the right to receive benefits from, Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.

The equity interests in Progentix not owned by the Company, which includes shares of both common and preferred stock, are reported as non-controlling interests on the consolidated balance sheet of the Company. The preferred stock represents 18% of the non-controlling equity interests and provides for a cumulative 8% dividend, if and when declared by Progentix’s Board of Directors. As the rights of the preferred stock are substantially the same as those of the common stock, the preferred stock is classified as non-controlling interest and shares in the allocation of the losses incurred by Progentix. Losses incurred by Progentix are charged to the Company and to the non-controlling interest holders based on their ownership percentage. The Option Agreement that was entered into between NuVasive, Progentix and the Progentix Shareholders were not considered to be freestanding financial instruments during the Option Period as defined by authoritative guidance. Therefore, during the Option Period, the Remaining Shares and the Option Agreement were accounted for as a combined unit on the consolidated financial statements as a redeemable non-controlling interest that was initially recorded at fair value and classified as mezzanine equity. Upon the expiration of the Option Agreement on June 13, 2013, the non-controlling interest was no longer redeemable and therefore, pursuant to the authoritative guidance, the non-controlling interest was reclassified out of mezzanine equity to its own component of total equity within the Company’s consolidated balance sheet.

Total assets and liabilities of Progentix included in the accompanying consolidated balance sheet are as follows (in thousands):

	December 31,
	2014	2013
Total current assets	$839	$580
Identifiable intangible assets, net	13,935	14,403
Goodwill	12,654	12,654
Other long-term assets	1	7
Accounts payable & accrued expenses	542	403
Deferred tax liabilities, net	2,770	2,770
Non-controlling interests	8,310	9,086

The following is a reconciliation of equity attributable to the non-controlling interests (in thousands):

	Year Ended December 31,
	2014	2013
Non-controlling interests at beginning of period	$9,086	$10,003
Less: Net loss attributable to the non-controlling interests prior to reclassification from mezzanine to equity	—	514
Less: Net loss attributable to the non-controlling interests subsequent to reclassification from mezzanine to equity	776	403
Non-controlling interests at end of period	$8,310	$9,086

Impulse Monitoring Inc. and Physician Practices

The Company maintains contractual relationships with several physician practices ("PCs") which were inherited through the 2011 acquisition of Impulse Monitoring Inc. Under the respective contracts' terms, PCs provide the physician oversight services associated with IOM services. The Company provides management services to the PCs including all non-medical services, management reporting, billing and collections of all charges for medical services provided as well as administrative support. The PCs pay the Company a monthly management fee for these services. In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and the Company has controlling financial interests in the PCs as it has both the power to direct the economically significant activities of the PCs, and the obligation to absorb losses of, or the right to receive benefits from, the PCs. Therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition.  During the periods presented, the result of PCs was immaterial to our financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

Business Consolidation Costs

The Company incurs various costs related to business combination and integration activities. These activities include restructuring and integrating acquired entities and existing operations through business consolidation activities. Types of costs include severance, relocation, consulting, and other costs directly related to the activity. The Company recorded such expenses of $1.4 million during the year ended December 31, 2014 in sales, marketing, and administrative expense.  The expense related to these activities was minimal during the years ended 2013 and 2012.

6.    Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

	December 31,
	2014	2013
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(41,754)	(56,440)
Total Senior Convertible Notes	$360,746	$346,060

Senior Convertible Notes due 2017. In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the "2017 Notes"). The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company's common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments.  The Company also entered into transactions for convertible note hedge (the "2017 Hedge") and warrants (the "2017 Warrants") in concurrent to the issuance of the 2017 Notes.

The cash conversion feature of the 2017 Notes (the “Embedded Conversion Derivative”) required bifurcation from the Notes and was initially accounted for as a derivative liability and debt discount of $88.9 million upon issuance of the Notes without authorization of issuing additional common stocks for the conversion.  Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative liability was reclassified to stockholders’ equity, resulted in recognizing cumulatively $39.5 million in other income for change in fair value measurement and $49.4 million in additional paid-in-capital during 2011. The debt discount of $88.9 million is recognized as interest expense using an effective interest rate of 8.0% over the term of the Notes. The interest expense recognized on the 2017 Notes during the year ended December 31, 2014 includes $11.1 million and $14.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the year ended December 31, 2013 includes $11.1 million and $13.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

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

2017 Hedge. In connection with the offering of the 2017 Notes, the Company entered into the hedge transaction with the initial purchasers and/or their affiliates (the "2017 Counterparties") entitling the Company to purchase up to 9,553,096 shares of the Company's common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million and accounted for as derivative assets upon issuance of the Notes. Upon approval of stockholders on issuance of additional authorized shares, the derivative asset was reclassified to stockholders' equity, resulted in recognizing cumulatively $37.1 million in other expense for the change in fair value measurement and $43.0 million in additional paid-in-capital during 2011. The 2017 Hedge will expire on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company's common stock exceeds the strike price of the 2017 Hedge.

2017 Warrants. The Company sold warrants to the 2017 Counterparties to acquire up to 477,654 shares of the Company's Series A Participating Preferred Stock at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is convertible into 20 shares of the Company's common stock, or up to 9,553,080 common shares in total. The 2017 Warrants will expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares. It is the Company's current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $47.9 million in cash proceeds from the sale of the 2017 Warrants, which was recorded in additional paid-in-capital. The

2017 Warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2017 Warrants.

7.    Commitments

Leases

The Company leases office facilities and equipment under various operating and capital lease agreements. The initial terms of these leases range from 1 year to 15 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance. In connection with certain operating leases, the Company has restricted cash of totaling $5.6 million as of December 31, 2014 a security deposit.

Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, including costs directly associated with the facility leases, was approximately $11.5 million, $12.0 million, and $10.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

During the year ended December 31, 2014, the Company exited a majority of the leased square footage at its New Jersey location and decided to terminate the respective lease at December 2017 with the expectation of exiting earlier than the contract termination date. As a result of the reduction in space, the Company recorded restructuring and associated impairment charges including $5.8 million in future rental payments through December 31, 2017. The charge is recorded in sales, marketing and administrative expense in the Consolidated Statements of Operations (see Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion on the restructuring charges associated with exiting the New Jersey location).

The Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2014 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2015	$557	$9,046
2016	538	9,068
2017	145	8,737
2018	9	6,210
2019	—	6,174
Thereafter	—	23,291
Total minimum lease payments	$1,249	$62,526
Less amount representing interest	(77)
Present value of obligations under capital leases	1,172
Less current portion	(495)
Long-term capital lease obligations	$677

Licensing and Purchasing Agreements

The Company is contingently obligated to make additional payments of up to $16.6 million in cash if specified future events occur or conditions are met as provided in certain consulting, purchase and/or product develop agreements.  Not all of the respective agreements specify milestone payment timelines.  The Company has also entered into certain consulting arrangements that require payment of up to 264,000 shares (the equivalent value of approximately $12.5 million based on the closing price of our stock as of December 31, 2014) in the Company’s common stock.  These agreements expire on various dates through 2024.

Executive Employment Agreements

The Company has employment contracts with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2014, future employment contract commitments for such key executives were approximately $23.0 million. In certain circumstances, the employment agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

8.    Stockholders’ Equity

Common Stock. There were 120,000,000 shares of common stock authorized at December 31, 2014 and 2013.

Preferred Stock. There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2014 and 2013.

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

Stock Repurchase. The company’s employee equity incentive plans allow for “net share settlement” of certain stock awards. This net share settlement is accounted for with the cost of any award shares that are net settled being included in treasury stock and reported as a reduction in total equity at the time of settlement. In connection with the net share settlement for tax withholding, we have funded - and anticipate to continue to fund - a significant amount of cash in satisfaction of certain shareowner tax obligations for settled equity awards.

Equity Incentive Plans

In April 2004, the Board of Directors approved the 2004 Amended and Restated Equity Incentive Plan, as amended, (the "2004 EIP") under which 7 million shares of the Company’s common stock were authorized for future issuance, and reserved for purchase upon exercise of options granted. In addition, the 2004 EIP provided for automatic annual increases in the number of shares reserved for issuance thereunder equal to the lesser of (i) 4% of the Company’s outstanding shares on the last business day in December of the calendar year immediately preceding; (ii) 4,000,000 shares; or (iii) a number of shares determined by the Board of Directors.

The 2004 EIP provided for the grant of incentive and non-statutory stock options, restricted stock units (RSUs) and rights to purchase stock to employees, directors and consultants of the Company (in addition to stock appreciation rights, restricted stock units, performance awards, and deferred stock awards). The 2004 EIP provided that incentive stock options will be granted only to employees and are subject to certain limitations as to fair value during a calendar year. Under the 2004 EIP, the exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest 25% one year from date of grant and ratably each month thereafter for a period of 36 months. No options were issued under the 2004 EIP after 2011.

The 2004 EIP also provided for the issuance of restricted stock units (RSUs) to be granted to officers subject to time- and/or performance-based vesting requirements which such RSUs vest annually at 33% per year beginning one year from date of grant (presuming that any applicable performance criteria is met). The remaining RSUs were subject to time-based vesting requirements and generally vest annually at 25% per year beginning one year from date of grant. In addition, the award agreements under the 2004 EIP provide for the acceleration of 50% of the unvested equity awards of all shareowners upon a change in control and the vesting of the remaining unvested equity awards for those shareowners that are involuntarily terminated within a year of the change in control.

Pursuant to its terms, effective as of February 20, 2014, no further awards may be granted under the 2004 EIP; however, that plan continues to govern all awards previously issued under it (many of which remain outstanding). In March 2014, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc. (the "2014 EIP"), which was approved by the Company's stockholders at its 2014 Annual Meeting of Stockholders and provides the Company with the ability to grant various types of equity awards to its workforce. (including, without limitation, restricted stock units, restricted stock awards, performance awards, and deferred stock awards).   The 2014 EIP also provides for the issuance of RSUs to be granted to officers subject to time- and/or performance-based vesting requirements which such RSUs generally vest annually at 25% per year beginning one year from date of grant (presuming that any applicable performance criteria is met). In addition, the award agreements under the 2014 EIP generally provide for the acceleration of 50% of the unvested equity awards of all shareowners upon a change in control and the vesting of the remaining unvested equity awards for those shareowners that are involuntarily terminated within a year of the change in control.

Each of the 2004 EIP and the 2014 EIP allow for “net share settlement” of certain equity awards whereby, in lieu of (i) making cash payments in satisfaction of the exercise price owed respective to non-qualified stock option awards, or (ii) open market selling award shares to generate cash proceeds for use in satisfaction of statutory tax obligations respective to an award’s settlement or exercise, the company offsets the award shares being settled in a respective transaction by the number of shares of company stock with a value equal to the respective obligation, and, in the case of taxes, making a cash payment to the respective taxing authority on behalf of the shareowner using company cash. The net share settlement is accounted for with the cost of any award shares that are net settled being included in treasury stock and reported as a reduction in total equity at the time of settlement.

Additionally, the NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the ESPP), provides eligible employees with a means of acquiring equity in the Company through accumulated payroll deductions and at a discounted purchase price.

The Company estimates the fair value of stock options and shares issued to employees under the ESPP using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The fair value of RSUs and Performance-Based Restricted Stock Units (PRSU) is based on the stock price on the date of grant. The fair value of the performance based restricted stock units that are earned based on the achievement of pre-defined market conditions for total stockholder return (“TSR PRSU”) is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk free interest rate. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period.

The compensation cost that has been included in the statement of operations for our stock-based compensation plans was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Sales, marketing and administrative expense	$31,514	$31,425	$24,096
Research and development expense	1,841	1,649	2,138
Cost of goods sold	332	166	78
Stock-based compensation expense before taxes	33,687	33,240	26,312
Related income tax benefits	(13,475)	(13,296)	(10,525)
Stock-based compensation expense, net of taxes	$20,212	$19,944	$15,787

As of December 31, 2014, there was $18.5 million and $4.8 million of unrecognized compensation expense for RSUs and Performance Awards, respectively, which is expected to be recognized over a weighted-average period of approximately 1.7 years and 1.5 years, respectively. In addition, as of December 31, 2014, there was $1.1 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2016.  The unamortized expense for options was immaterial as of December 31, 2014.

The benefits of tax deductions in excess of recognized compensation cost is required to be reported as a financing cash flow. Excess tax benefits of $11.9 million, $13.6 million, and $3.0 million were reported as financing cash flows for the years ended December 31, 2014, 2013, and 2012 respectively.

Stock Options. The aggregate intrinsic value of outstanding stock options at December 31, 2014 is based on the Company’s closing stock price on December 31, 2014 of $47.16. The Company received $17.5 million, $3.4 million and $0.5 million in proceeds from the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised was $17.6 million, $2.0 million, and $0.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of options that vested during the year ended December 31, 2014, 2013 and 2012 was $3.5 million, $6.8 million, and $15.1 million, respectively.  The Company did not grant any stock options during the years ended presented.

Following is a summary of stock option activity for the year ended December 31, 2014 under all stock plans (in thousands, except years and per share amounts):

			Weighted-Average
			Remaining
		Weighted	Contractual	Aggregate
		Avg. Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2013	6,362	$30.75	4.71	$24,996
Exercised	(1,030)	23.54
Cancelled	(46)	35.25
Outstanding at December 31, 2014	5,286	32.11	3.88	$79,594
Exercisable at December 31, 2014	5,261	$32.14	3.87	$79,047
Vested or expected to vest at December 31, 2014	5,286	$32.11	3.88	$79,594
      Restricted Stock Units. Time-based restricted stock units (RSUs) represent a right to receive shares of common stock at a future date determined in accordance with the terms and conditions of a participant’s award agreement (issued under either the 2004 EIP or 2014 EIP). No exercise price or other monetary payment are required for receipt of RSUs or the shares issued in settlement of the respective awards (provided that tax withholding obligations nonetheless apply); instead, consideration is furnished in the form of the participant’s services to the Company. Time-based RSUs have graded vesting terms of up to four years. Total compensation cost for these awards is generally based on the fair value of the award on the date of grant.

The Company is required to estimate at the grant date the value of awards that are anticipated to be forfeited prior to their vesting. This estimated forfeiture rate is subject to revision in subsequent periods on a cumulative basis in the period the estimated forfeiture rates change. The Company considered its historical experience of pre-vesting forfeitures on RSUs by employee (“shareowner”) homogenous group as the basis to arrive at its estimated annual pre-vesting forfeiture rate of 0% to 7% per year as of December 31, 2014.

The total fair value of RSUs that vested during the year ended December 31, 2014, 2013 and 2012 was $27.5 million, $10.4 million and $5.6 million, respectively.

Following is a summary of RSU activity for the year ended December 31, 2014 (in thousands, except per share amounts):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at December 31, 2013	2,304	$19.77
Granted	753	36.62
Vested	(773)	21.36
Forfeited	(218)	23.07
Nonvested at December 31, 2014	2,066	$24.99

 Performance-Based Restricted Stock Units. During the first quarter of 2012, the Compensation Committee of the Board of Directors (the Compensation Committee) granted PRSUs to certain senior executives that were ultimately earned based on the achievement of Compensation Committee-established, pre-defined company-specific performance criteria (Performance Conditions) for the year ended December 31, 2012 (the 2012 PRSUs). Each recipient was eligible to receive between 0% and 250% of the target number of shares of company common stock subject to the applicable award, with the final multiplier being based on the company’s actual performance in 2012 against the Performance Conditions.  Based upon the company’s actual performance against the Performance Conditions, approximately 117,000 shares of common stock vested on each of March 1, 2013 and March 1, 2014 for such 2012 PRSUs and an additional 117,000 shares will vest on March 1, 2015 (subject to continuous service to the Company through the vesting date) (in each case, in the aggregate for all award recipients).  The associated expense for these 2012 PRSUs was measured by the probability of the achievement on the pre-defined performance matric, and then adjusted to the actual achievement upon completion of the performance criteria.  The associated expense is being amortized over the three-year vesting period from the date of grant.

During the first quarter of 2013, the Compensation Committee granted TSR PRSUs to certain senior executives that were earned based on the company’s achievement of Compensation Committee-established, pre-defined market conditions (Market Conditions) for the year ended December 31, 2013 (the 2013 PRSUs). The TSR PRSUs vest in two equal installments on February 1, 2014 and February 1, 2015 so long as the recipient provides continued service to the company through the vesting date. Each recipient was eligible to receive between 0% and 350% of the target number of shares of company common stock subject to the applicable award, with the final multiplier being based on the company’s actual performance in 2013 against the Market Conditions. Based upon the company’s actual performance against the Market Conditions, approximately 470,000 shares of common stock vested on February 1,

2014 and an additional 470,000 shares vested on February 1, 2015 (subject to continuous service to the Company through the vesting date) (in each case, in the aggregate for all award recipients).  The expense was based on the Market Conditions and measured on the date of grant using a Monte Carlo model and the associated expense is amortized over the two-year vesting period from the date of grant.

During the first quarter of 2014, the Compensation Committee granted PRSUs with performance criteria measured by the Company’s TSR and total revenue growth over the two-year performance period spanning calendar years 2014 and 2015, with each performance metric being weighted equally and determined independently (the 2014 PRSUs). The Company’s two-year TSR is measured as the change in the Company’s stock price between the opening stock price for 2014 and December 31, 2015, with the latter price being measured as the 15 trading-day trailing average of the Company’s stock price as of December 31, 2015 (without adjusting for dividends). The target TSR is the median TSR of the companies comprising the Dow Jones Medical Devices Index. Should the Company’s TSR over such two-year period be in excess of the 90th percentile of the index, the eligible executives will earn a number of shares of Company common stock equal to 250% of the target amount of the 2014 PRSUs being awarded for this goal. Conversely, no shares would be awarded if the Company’s two-year TSR is below the 30th percentile of the index; provided, however, that, if the Company’s TSR during the two-year performance period is more than 5%, then, notwithstanding the Company’s percentile ranking, the minimum multiplier for this performance metric would be 25%. Revenue growth performance is measured as total revenue growth against the target revenue growth as determined by the Compensation Committee, measured over the two-year performance period spanning fiscal years 2014 and 2015. Should the Company achieve 185.7% of the target revenue growth goal over such two-year period, eligible executives will earn a number of shares of Company common stock equal to 250% of the target amount of the 2014 PRSUs being awarded for this goal. Conversely, no shares would be awarded upon achievement of less than 28.6% of the target revenue growth goal. The number of shares achieved with respect to the 2014 PRSUs will be determined in or around January 2016, upon the Compensation Committee’s determination of the Company’s two-year TSR and total revenue growth over the two year performance period as compared to the respective targets. Following such determination date, half of any achieved 2014 PRSUs shares will vest promptly, and the remaining half will vest on the one-year anniversary of such determination date (e.g. in 2017), subject, in all cases, to continuous service to the Company through each of the vesting dates and certain, limited vesting acceleration criteria (i.e., in the event of a change of control).

The fair value of the 2014 PRSUs based on the TSR performance metric is measured on the date of grant using a Monte Carlo model and the associated expense is amortized over the three-year period from the date of grant. The fair value of the PRSUs based on the revenue growth performance metric is measured on the date of grant, considering a probability of achieving the specific goals, and expense is amortized over the three-year vesting period. The Company re-evaluates the probability of achieving the specific goals each reporting period and adjusts the related expense accordingly. The Company considered its historical experience of pre-vesting forfeitures on PRSUs and determined to apply no forfeiture rate as of December 31, 2014 due to minimal forfeiture activity in its history in PRSU recipients.

The total fair value of performance awards vested during the year ended December 31, 2014 and 2013 was $21.6 million and $2.3 million, respectively.

Following is a summary of PRSU activity for the year ended December 31, 2014 (in thousands, except per share amounts):

		Maximum Number
	Shares	of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2013	503	1,175	$18.51
Awarded at target	153	382	36.39
Achieved in excess of target	672	—	19.24
Vested	(588)	(588)	18.52
Forfeited	(13)	(33)	36.39
Outstanding at December 31, 2014	727	936	$21.96

Employee Stock Purchase Plan. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year withheld to purchase shares of NuVasive common stock at a discount. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year or six-month offering period (depending on the purchase period enrolled) or the end of each semi-annual purchase period. In the years ended December 31, 2014, 2013 and 2012, 268,000, 417,000, and 369,000 shares, respectively, were purchased under the ESPP.

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2014	2013	2012
ESPP
Volatility	46%	55%	57%
Expected term (years)	1.3	1.5	1.6
Risk free interest rate	0.2%	0.2%	0.2%
Expected dividend yield	—%	—%	—%

Common Stock Reserved for Future Issuance.    The following table summarizes common shares reserved for issuance at December 31, 2014 on exercise or conversion of (in thousands):

Common stock options:
Issued and outstanding	5,286
Available for future grant	2,516
Available for issuance under the ESPP	1,758
Issued and outstanding RSUs and PRSUs	3,063
2017 Notes	12,419
Senior Convertible Note warrants	19,106
Total shares reserved for future issuance	44,148

9.    Income Taxes

The income (loss) before income taxes by region is summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$11,462	$8,818	$10,723
Foreign	(22,672)	950	533
Total (loss) income before income taxes	$(11,210)	$9,768	$11,256

The components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$32,387	$10,484	$941
State	3,359	2,718	3,235
Foreign	2,259	922	113
Total current	38,005	14,124	4,289
Deferred income tax benefit (expense):
Federal	(28,102)	(8,060)	6,551
State	(2,281)	(905)	(1,588)
Foreign	(1,336)	(2,376)	(438)
Total deferred	(31,719)	(11,341)	4,525
Total income tax expense from continuing operations	$6,286	$2,783	$8,814

For the year ended December 31, 2014, the total income tax expense differs from the statutory federal income tax rate (35%) mainly due to the negative impact from our globalization initiative project and non-deductible expenses primarily relating to executive compensation stock, offset by general business and domestic manufacturing credits and discrete benefits relating to disqualifying dispositions of qualified stock grants.   The globalization initiative which started during 2013 and became effective in January 2014 involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. As part of the initiative the Company expects a negative impact on the tax rate in the implementation years with longer term benefits as international operations expand.

For the year ended December 31, 2013, the total income tax expense differs from the statutory federal income tax rate (35%) due to the negative impact of non-deductible expenses primarily relating to stock based compensation, offset by general business credits which also included the credits for 2012 that were retroactively reinstated.

For the year ended December 31, 2012, the total income tax expense differs from the statutory federal income tax rate (35%) due to the negative impact of state taxes and non-deductible expenses primarily relating to goodwill impairment and stock based compensation, offset by the change in valuation allowance.

These differences are the result of the following items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision at statutory rate	$(3,923)	$3,419	$3,940
Foreign provision in excess of federal statutory rate	(199)	205	37
State income tax (benefit) expense, net of federal benefit	827	(222)	2,189
Globalization initiative	9,244	—	—
Stock compensation expense (benefit)	(677)	887	1,561
Non-deductible meals & entertainment	521	343	655
Research and experimental credits	(1,459)	(1,668)
Domestic manufacturing deduction	(739)	—	—
Executive compensation	2,105	165	—
Impairment charges	—	—	2,905
Other	(207)	50	(320)
Change in valuation allowance	793	(396)	(2,153)
Total income tax (benefit) expense	$6,286	$2,783	$8,814

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carry-forwards	$6,638	$6,970
Stock based compensation	36,104	37,204
General business credit carry-forwards	4,336	3,215
Litigation and related accrual	66,307	49,779
Other	14,624	12,311
Gross deferred tax assets	128,009	109,479
Valuation allowance	(11,026)	(9,175)
Net deferred tax assets	$116,983	$100,304
Deferred Tax Liabilities:
Capitalized assets	$(6,507)	$(16,194)
Original issue discount	(1,629)	(2,276)
Acquired intangibles	(293)	(4,829)
Deferred tax liabilities	(8,429)	(23,299)
Consolidated net deferred tax assets	108,554	77,005
Add: Deferred tax liability, net, attributable to non-controlling interests	1,681	1,681
Net deferred tax assets	$110,235	$78,686

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

At December 31, 2014, the Company has federal net operating loss carryforwards of $11.2 million that begin to expire in 2017. In addition, the Company has California and foreign net operating loss carryforwards of approximately $3.3 million and $8.6 million, respectively. The California and foreign net operating loss carryforwards begin to expire in 2016 and 2018, respectively.

At December 31, 2014, the Company has California R&D credit carryforwards of approximately $8.8 million that can be carried forward indefinitely.

IRC §382 limits the utilization of tax carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. During 2012, the Company completed a formal IRC §382 study with respect to potential ownership changes and additional limitations were not identified. Previous limitations due to §382 have been reflected in the deferred tax assets at December 31, 2014.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefit at the beginning of the year	$4,504	$4,399	$4,279
Additions from tax positions taken in the current year	2,574	13	100
Additions from tax positions taken in prior years	5,294	92	20
Unrecognized tax benefit at the end of the year	$12,372	$4,504	$4,399

At December 31, 2014, 2013 and 2012, $7.2 million, $3.2 million and $3.2 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would affect the effective income tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As the unrecognized tax benefits relate to un-utilized deferred tax assets and because the Company has generated net operating losses since inception for both federal and state income tax purposes through 2009, no additional tax liability, penalties or interest have been recognized for balance sheet or statement of operations purposes as of and for the periods ended December 31, 2014 and 2013.

The Company is subject to taxation in the U.S. and various foreign and state jurisdictions. All of the Company’s tax years are subject to examination due to the carry forward of un-utilized net operating losses and R&D credits.

The Company does not record U.S. income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings to ensure sufficient working capital and further expansion of existing operations outside the United States. The undistributed earnings of the foreign subsidiaries as of December 31, 2014 are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would be subject to local laws, customs, and tax consequences.

10.    Business Segment, Product and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated by the chief operating decision maker (“CODM”) and the lack of availability of discrete financial information.  The Company’s CODM reviews revenue at the product line offering level, and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis. We believe it is appropriate to operate as one reporting segment. The Company has disclosed the revenues for each of its product line offerings to allow the reader of the financial statements the ability to gain some transparency into the operations of the Company.

The Company operates under three distinct product lines for revenue; Spine Surgery Products, Biologics, and Monitoring Service. The Company’s Spine Surgery Products line offerings, which include thoracolumbar product offerings, cervical product offerings and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally disruptive fashion. The Company’s Biologics product line offerings includes allograft (donated human tissue), FormaGraft® (a collagen synthetic product), Osteocel® Plus and Osteocel® Pro (each an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs), and AttraX® (a synthetic bone graft material), all of which are used to aid the spinal fusion or bone healing process. The Company’s Monitoring Service offering includes IOM services.

Revenue by product line offerings was as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Spine Surgery Products	$590,471	$530,370	$471,186
Biologics	129,570	115,633	110,179
Monitoring Service	42,374	39,170	38,890
Total Revenue	$762,415	$685,173	$620,255

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue			Property and Equipment, Net
	Year Ended December 31,			December 31,
(in thousands)	2014	2013	2012	2014	2013
United States	$667,850	$620,363	$575,255	$105,022	$109,458
International (excludes Puerto Rico)	94,565	64,810	45,000	23,543	18,606
Total	$762,415	$685,173	$620,255	$128,565	$128,064

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company's business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.

An estimated loss contingency is accrued in the Company's financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company's assessment, it has adequately accrued an amount for contingent liabilities currently in existence. The Company does not accrue amounts for liabilities that it does not believe are probable or that it considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company's current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

The case has been administratively broken into several phases. The first phase of the case included three Medtronic patents and one the Company patent. Trial on the first phase of the case concluded on September 20, 2011 and a jury delivered an unfavorable verdict against the Company with respect to the three Medtronic patents and a favorable verdict with respect to the one NuVasive patent at hand. The jury awarded monetary damages of approximately $101.2 million to Medtronic, which includes lost profits and back royalties (the "2011 verdict"). Medtronic's subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest with respect to the patent infringements determined in the 2011 verdict, and, on June 11, 2013, the District Court ruled on the respective ongoing royalty rates (the "June 2013 ruling"). On August 20, 2013, the Company and Medtronic filed their respective notices of appeal of such decisions, and the appeal is now proceeding before the U.S. Court of Appeals for the Federal Circuit. In addition, on March 19, 2012, in connection with these proceedings, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company's December 31, 2014 consolidated balance sheet.

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, on sales subsequent to the 2011 verdict and through March 31, 2013, the Company accrued royalties at the royalty rates stated in the 2011 verdict, and, upon receiving the June 2013 ruling, the Company began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. As a result of the June 2013 ruling, the Company has agreed to escrow funds to secure accrued royalties, estimated at $29.4 million to date, as well as future ongoing royalties. The Company is also accruing post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, as well as that of outside counsel, believes a reversal of the prejudgment interest award on appeal is probable, and, therefore - in accordance with authoritative guidance on the evaluation of loss contingencies - has not recorded an accrual for this amount, which is estimated to approximate $13.0 million. Additional damages (including interest) may still be awarded, and, as of December 31, 2014, the Company cannot estimate a range of additional potential loss.

With respect to the favorable verdict delivered regarding the one NuVasive patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at December 31, 2014. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one NuVasive patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of December 31, 2014.

The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removes from the case the cervical plate patent that was part of the first phase. As part of the settlement, the Company received a broad license to practice (i) the Medtronic patent that was the sole subject of the second phase of the litigation, (ii) the Medtronic patent that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic's patent rights related to cervical plate technology. In exchange for these license rights, the Company made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by the Company in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by the Company, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved. Accordingly, the Company's accrual for the case for the year ended December 31, 2014 was reduced to $93.7 million (down $7.5 million from the original accrual made and booked since September 2011 as a result of a $7.5 million payment made in 2013).

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various NuVasive spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic's U.S. Patent No. 8,021,430, that NuVasive's Osteocel® Plus bone graft product infringes Medtronic's U.S. Patent No. 5,676,146, (‘146 Patent) and that the Company's XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic's U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, NuVasive counterclaimed alleging infringement by Medtronic of the Company's U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and NuVasive patents currently subject to reexamination or review proceedings conducted by the Patent Office. Summary judgment for the remaining patents, Medtronic’s ‘146 Patent and the Company’s ‘922 Patent is set for February 2015. No trial date has been set for the ‘146 Patent or ‘922 Patent. At December 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (NMP) filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive's "NeuroVision" trademark registrations, injunctive relief and damages based on NMP's common law use of the "NeuroVision" mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment, and during pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million. In September 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge.  As a result, the full $62.5 million was released from escrow and returned to the Company.  Retrial of the matter began on March 25, 2014, and on April 3, 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million.  The Court affirmed the jury’s verdict, and on September 4, 2014, the Company filed a notice of appeal.  The Court entered judgment and ordered a permanent injunction on September 24, 2014, enjoining the Company's future use of the NeuroVision trademark to market or promote its products. The Court also entered an order canceling the Company's NeuroVision trademark registrations, but that order is stayed pending the appeal process. On December 2, 2014, the Court denied NMP’s motion for attorneys’ fees, costs, and prejudgment interest, and NMP filed a notice of appeal on December 17, 2014.  The appeals were consolidated on February 2, 2015, and resolution of the appeals may take up to two years.  During pendency of the appeal, NuVasive has agreed to escrow funds totaling $32.5 million to secure the amount of judgment, plus interest, attorney’s fees and costs.   At December 31, 2014 jury verdict represents a probable loss that can reasonably be determined. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has recorded a $30.0 million liability related to this litigation.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company's business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys' fees. On February 13, 2014, the lead plaintiff ("Plaintiff") filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. In March 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws. On August 19, 2014, the Court granted the Company's motion to dismiss and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014. The Company once again moved to dismiss the complaint on September 22, 2014 and that motion was granted on December 9, 2014.  On December 23, 2014 Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss the Third Amended Complaint on January 9, 2015.  While the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint.  The Court took the hearing on NuVasive’s motion to dismiss the Third Amended Complaint off calendar and Plaintiff’s motion to file an amended complaint is pending. At December 31, 2014, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

12.    Regulatory Matter

In mid-2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services ("OIG") in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2007 through April 2013. The Company is working with the OIG to understand the scope of the subpoena and to provide the requested documents. The Company has, and intends to, fully cooperate with the OIG's request. At December 31, 2014, the Company is unable to determine the potential outcome and/or financial impact, if any, that will result from this investigation.

13.      Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2014
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter
Total revenues	$177,496	$190,677	$189,918	$204,324
Gross profit	134,202	145,841	142,199	157,815
Consolidated net income (loss)	(18,533)	(4,270)	(1,987)	7,292
Net income (loss) attributable to NuVasive, Inc.	(18,276)	(4,088)	(1,830)	7,473
Basic net income (loss) per common share attributable to NuVasive, Inc.	(0.40)	(0.09)	(0.04)	0.16
Diluted net income (loss) per common share attributable to NuVasive, Inc.	(0.40)	(0.09)	(0.04)	0.15

	Year Ended December 31, 2013
	First Quarter	Second Quarter (3)	Third Quarter	Fourth Quarter
Total revenues	$159,504	$165,698	$169,156	$190,815
Gross profit	120,408	116,954	125,865	141,462
Consolidated net income (loss)	596	(6,728)	7,280	5,837
Net income (loss) attributable to NuVasive, Inc.	851	(6,469)	7,511	6,009
Basic net income (loss) per common share attributable to NuVasive, Inc.	0.02	(0.15)	0.17	0.13
Diluted net income (loss) per common share attributable to NuVasive, Inc.	0.02	(0.15)	0.16	0.13

(1)	Consolidated financial results include a one-time litigation liability charge of $30.0 million representing the reasonably estimated probable loss related to an unfavorable jury verdict.
(2)	Consolidated financial results include a one-time intangible assets impairment charge of $10.7 million related to the developed technology acquired from Cervitech in 2009.
(3)

Consolidated financial results include a one-time royalty expense charge of $7.9 million, accounting for the difference in using the Medtronic royalty rates stated in the September 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013.

NuVasive, Inc.

Schedule II: Valuation Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense (1)	Deductions or Others (2)	Balance at End of Period
Inventory Reserve
Year ended December 31, 2014	$21,874	$11,425	$10,721	$22,578
Year ended December 31, 2013	$16,856	$10,003	$4,985	$21,874
Year ended December 31, 2012	$11,739	$9,324	$4,207	$16,856

(1)	Amount represents excess and obsolete reserve recorded to cost of sales.

(2)	Excess and obsolete inventory write-off against reserve or reversal of reserve formerly established.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
4.1	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2006)
4.2

Certificate of Designations of Series A Participating Preferred Stock filed with the Delaware Secretary of State on June 28, 2011 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

4.3	Indenture dated June 28, 2011 between the Company and the Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)
4.4	Form of 2.75% Convertible Senior Note due 2017 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)
10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)
10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.3#

Form of Stock Option Award Notice under the 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on April 8, 2004)

10.4#

Form of Option Exercise and Stock Purchase Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on April 8, 2004)

10.5#	Form of Restricted Stock Unit Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)
10.6#

Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Amendment No.1 to our Registration Statement on Form S-1 filed with the Commission on April 8, 2004)

10.7#	NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)
10.8#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.9#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.10#

Form of Indemnification Agreement between the Company and its directors and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.11#	NuVasive, Inc. Executive Severance Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.12#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.13#

Form of Compensation Letter Agreement dated March 4, 2011 between the Company and Keith C. Valentine (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)

Exhibit Number	Description
10.14#	Separation Letter Agreement dated December 13, 2013 between the Company and Craig Hunsaker (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.15#	Transition Services Agreement dated April 29, 2014 between the Company and Michael J. Lambert (incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 29, 2014)
10.16#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.17

Lease Agreement for Sorrento Summit dated November 6, 2007 between the Company and HCPI/Sorrento, LLC. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)

10.18

Confirmation for base call option transaction dated June 22, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.19

Confirmation for additional call option transaction dated June 24, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.20

Confirmation for base call option transaction dated June 22, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.21

Confirmation for additional call option transaction, dated June 24, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.22

Confirmation for base warrant transaction, dated June 22, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.23

Confirmation for additional warrant transaction, dated June 24, 2011, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.24

Confirmation for base warrant transaction, dated June 22, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.25

Confirmation for additional warrant transaction, dated June 24, 2011, between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.26

Preferred Stock Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.27†

Option Purchase Agreement, dated January 13, 2009, among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.28†

Exclusive Distribution Agreement, dated January 13, 2009, between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.29†

Settlement and License Agreement, dated April 25, 2013, among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 30, 2013)

21.1	List of subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
101	XBRL Instance Document

Exhibit Number	Description
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Calculation Linkbase Document
101	XBRL Taxonomy Label Linkbase Document
101	XBRL Taxonomy Presentation Linkbase Document
101	XBRL Taxonomy Definition Linkbase Document
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