Form 10-Q
period 2015-03-31
NUVASIVE INC
filed 2015-05-04
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(858) 909-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2015, there were 48,356,489 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$88,494	$142,387
Short-term marketable securities	200,809	220,329
Accounts receivable, net of allowances of $6,119 and $5,844, respectively	111,547	118,959
Inventory, net	163,413	154,638
Deferred and prepaid taxes	59,608	59,233
Prepaid expenses and other current assets	8,992	10,325
Total current assets	632,863	705,871
Property and equipment, net	139,541	128,565
Long-term marketable securities	27,501	43,042
Intangible assets, net	92,640	96,555
Goodwill	154,273	154,443
Deferred tax assets, non-current	65,196	65,330
Restricted cash and investments	156,155	123,233
Other assets	27,439	26,420
Total assets	$1,295,608	$1,343,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$71,507	$133,324
Accrued payroll and related expenses	27,702	38,032
Litigation liability	14,000	30,000
Deferred and income tax liabilities	750	13,543
Total current liabilities	113,959	214,899
Senior Convertible Notes	364,588	360,746
Deferred and income tax liabilities, non-current	23,517	12,526
Non-current litigation liability	117,430	93,700
Other long-term liabilities	12,633	13,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2015 and December 31, 2014, 49,674,361 and 47,691,744 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	50	48
Additional paid-in capital	884,469	847,145
Accumulated other comprehensive loss	(11,722)	(9,670)
Accumulated deficit	(155,378)	(186,938)
Treasury stock at cost; 1,345,606 shares and 233,369 shares at March 31, 2015 and December 31, 2014, respectively	(62,085)	(10,537)
Total NuVasive, Inc. stockholders’ equity	655,334	640,048
Non-controlling interests	8,147	8,310
Total equity	$663,481	$648,358
Total liabilities and equity	$1,295,608	$1,343,459

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2015	2014
Revenue	$192,383	$177,496
Cost of goods sold (excluding below amortization of intangible assets)	45,664	43,294
Gross profit	146,719	134,202
Operating expenses:
Sales, marketing and administrative	116,096	118,104
Research and development	9,264	9,455
Amortization of intangible assets	2,996	3,998
Litigation liability (gain) loss	(42,575)	30,000
Business transition costs	5,373	—
Total operating expenses	91,154	161,557
Interest and other expense, net:
Interest income	419	217
Interest expense	(7,126)	(6,865)
Other income (expense), net	424	375
Total interest and other expense, net	(6,283)	(6,273)
Income (loss) before income taxes	49,282	(33,628)
Income tax (expense) benefit	(17,885)	15,095
Consolidated net income (loss)	$31,397	$(18,533)
Add back net loss attributable to non-controlling interests	$(163)	$(257)
Net income (loss) attributable to NuVasive, Inc.	$31,560	$(18,276)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.66	$(0.40)
Diluted	$0.61	$(0.40)
Weighted average shares outstanding:
Basic	47,989	45,798
Diluted	51,716	45,798

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
(unaudited)	2015	2014
Consolidated net income (loss)	$31,397	$(18,533)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	133	(12)
Translation adjustments, net of tax	(2,185)	1,071
Other comprehensive (loss) income:	(2,052)	1,059
Total consolidated comprehensive income (loss)	29,345	(17,474)
Net loss attributable to non-controlling interests	163	257
Comprehensive income (loss) attributable to NuVasive, Inc.	$29,508	$(17,217)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
(unaudited)	2015	2014
Operating activities:
Consolidated net income (loss)	$31,397	$(18,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,051	15,363
Amortization of non-cash interest	4,331	4,000
Stock-based compensation	7,611	7,764
Deferred income taxes	11,015	—
Reserves on current assets	633	1,366
Other non-cash adjustments	6,172	1,661
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,931	(1,194)
Inventory	(11,367)	(11,743)
Prepaid expenses and other current assets	444	(2,807)
Accounts payable and accrued liabilities	17,428	17,951
Income taxes	(13,731)	(16,751)
Accrued royalties	(47,459)	3,291
Litigation liability	7,730	30,000
Accrued payroll and related expenses	(10,163)	(7,068)
Net cash provided by operating activities	26,023	23,300
Investing activities:
Cash paid for acquisitions and investments	(1,357)	—
Purchase of intangible assets	(27,389)	—
Purchases of property and equipment	(30,694)	(13,390)
Purchases of marketable securities	(71,129)	(46,126)
Sales of marketable securities	105,794	36,257
Purchases of restricted investments	(32,616)	—
Net cash used in investing activities	(57,391)	(23,259)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	8,092	—
Proceeds from the issuance of common stock	1,403	8,749
Payment of contingent consideration	(514)	(498)
Purchase of treasury stock	(30,944)	—
Other financing activities	(45)	(596)
Net cash (used in) provided by financing activities	(22,008)	7,655
Effect of exchange rate changes on cash	(517)	256
(Decrease) increase in cash and cash equivalents	(53,893)	7,952
Cash and cash equivalents at beginning of period	142,387	102,825
Cash and cash equivalents at end of period	$88,494	$110,777

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. NuVasive’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes proprietary software-driven nerve detection and avoidance systems, NVM5® and NVJJB®, and Intra-Operative Monitoring (“IOM”) services and support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of the Company’s products, including the individual components of NuVasive’s MAS platform, can also be used in open or traditional spine surgery. The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical product offerings, IOM services, and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion.  The Company’s biologic product line offerings used to aid the spinal fusion process or bone healing process include Osteocel® Plus and Osteocel Pro allograft (donated human tissue) which are cellular matrix products containing viable mesenchymal stem cells (“MSCs”), as well as other allograft offerings, FormaGraft®, a collagen synthetic product, and AttraX®, a synthetic bone graft material that is currently available commercially only in select markets outside of the United States. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company has dedicated and continues to dedicate significant resources toward training spine surgeons around the world; both those who are new to its MAS product platform as well as previously MAS-trained surgeons attending advanced courses.

The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who use such systems to perform individual procedures, with the hospitals purchasing implants, biologics and disposables in each such case. In addition, for larger customers, the Company’s proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them, facilitating the hospital’s purchase of disposables for such machines from the Company. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. The Company’s implants, biologics and disposables are currently sold and shipped from its primary distribution and warehousing operations facility located in Memphis, Tennessee. The Company sells MAS instrument sets, MaXcess devices and its proprietary software-driven nerve monitoring systems, however this does not make up a material part of its business.

Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity, the Company records the fair value of the non-controlling interests at the acquisition date and classifies the amounts attributable to non-controlling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company has reclassified historically presented product offerings revenue to conform to the current year presentation. The reclassification had no impact on previously reported results of operations or financial position.

Change in Accounting Estimate

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

Business Transition Costs

From time to-time, the Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly associated to such activities. The nature of these costs is that of personnel costs that the Company believes arise and warrant specific disclosure. During the three months ended March 31, 2015, the Company incurred $5.4 million of such costs, which included a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board, Alex V. Lukianov. Such resignation occurred in the first quarter 2015 and was announced on April 1, 2015 via filing of a Current Report on Form 8-K with the SEC. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity compensation.

Restructuring Charges

The Company exited its New Jersey location and terminated the respective lease to reduce its footprint on the east coast of the United States as part of a company-wide efficiency effort in order to match its business needs without adversely impacting its ability to deliver surgeon education and local customer fulfillment. As a result of this undertaking, the Company recognized restructuring and associated impairment charges of $2.3 million during the three months ended March 31, 2015 in addition to the $6.4 million recognized during 2014. The restructuring and impairment charges mainly consist of the future rental payments through 2017, net with estimated future sublease income, and elimination of related leasehold improvements and deferred rent liabilities. These charges are recorded in sales, marketing and administrative expense in the Consolidated Statements of Operations.

As of March 31, 2015, the total recorded liability associated with this early lease termination was $4.9 million and consists of future rental payments net of estimated sublease income through 2017. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets at March 31, 2015.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $11.7 million and $9.5 million at March 31, 2015 and December 31, 2014, respectively.

Long-Lived Assets

Long-lived assets include surgical instruments, which are loaned to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures, leasehold improvements, software, and intangible assets. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of any intangible asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices when available or other methods by utilizing unobservable inputs including discounted cash flow models. See Note 3, Financial Instruments and Fair Value Measurements for further discussion.

Inventories

The Company’s inventory consists primarily of purchased finished goods which includes specialized implants and disposables, and is stated at the lower of cost or market determined by a weighted average cost method. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for such identified items. The inventory reserve was $23.0 million and $22.7 million at March 31, 2015 and December 31, 2014, respectively.

2.    Net Income (Loss) Per Share

The Company computes basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. Common stock equivalents include the Company’s stock options, employee stock purchase plan (ESPP), restricted stock units, including those with performance conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes (see Note 6 to the Unaudited Consolidated Financial Statements).

The following table sets forth the computation of basic and diluted earnings or (loss) per share attributable to the Company:

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net income (loss) available to the Company	$31,560	$(18,276)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	47,989	45,798
Dilutive potential common stock outstanding:
Stock options and ESPP	1,528	—
Restricted stock units	1,308	—
Senior Convertible Notes	891	—
Weighted average common shares outstanding for diluted	51,716	45,798
Basic net income (loss) per share attributable to the Company	$0.66	$(0.40)
Diluted net income (loss) per share attributable to the Company	$0.61	$(0.40)

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stock Options, ESPP, and RSUs	22	7,870
Warrants	9,553	9,553
Senior Convertible Notes	—	9,553
Total	9,575	26,976

3.    Financial Instruments and Fair Value Measurements

The Company invests its excess cash in certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all such securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the Consolidated Statements of Operations and a new accounting cost basis for the security is established. The Company reviews its investments if there is an indicator of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of March 31, 2015, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented. Interest and dividends on securities classified as available-for-sale are also included in interest income on the Consolidated Statements of Operations. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

According to the Company’s investment policy, the Company maintains a diversified investment portfolio in terms of types, maturities, and credit exposure, and invests with institutions that have high credit quality. The Company does not currently hold financial instruments for speculative purposes.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows:

(in thousands, except years)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Classified as current assets
Corporate notes	Less than 1	$121,761	$37	$(81)	$121,717
Securities of government-sponsored entities	Less than 1	56,822	12	(2)	56,832
Commercial paper	Less than 1	21,979	—	—	21,979
Certificates of deposit	Less than 1	281	—	—	281
Short-term marketable securities		200,843	49	(83)	200,809
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	19,498	2	(1)	19,499
Corporate notes	1 to 2	7,996	6	—	8,002
Long-term marketable securities		27,494	8	(1)	27,501
Classified as restricted investments
Securities of government-sponsored entities	Less than 2	71,971	9	(21)	71,959
U.S. government treasury securities	Less than 2	52,223	52	—	52,275
Restricted investments		124,194	61	(21)	124,234
Total marketable securities at March 31, 2015		$352,531	$118	$(105)	$352,544

December 31, 2014:
Classified as current assets
Certificates of deposit	Less than 1	$282	$—	$—	$282
Corporate notes	Less than 1	129,037	8	(105)	128,940
Commercial paper	Less than 1	11,290	—	—	11,290
U.S. government treasury securities	Less than 1	1,500	1	—	1,501
Securities of government-sponsored entities	Less than 1	78,333	12	(29)	78,316
Short-term marketable securities		220,442	21	(134)	220,329
Classified as non-current assets
Corporate notes	1 to 2	14,082	—	(13)	14,069
Securities of government-sponsored entities	1 to 2	28,996	—	(23)	28,973
Long-term marketable securities		43,078	—	(36)	43,042
Classified as restricted investments
U.S. government treasury securities	Less than 2	51,331	13	(13)	51,331
Securities of government-sponsored entities	Less than 2	42,862	2	(54)	42,810
Restricted investments		94,193	15	(67)	94,141
Total marketable securities at December 31, 2014		$357,713	$36	$(237)	$357,512

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains recognized on business transactions were $0.3 million, net with hedging transactions, for the three months ended March 31, 2015, and $0.2 million for the three months ended March 31, 2014, and are included in other income (expense) in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. Realized and unrealized gains or losses on the value of financial contracts entered into to hedge the exchange rate exposure of these receivables and payables are also included in the determination of net income as they have not been designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. These contracts, which settle monthly, effectively fix the exchange rate at which these specific receivables and payables will be settled in, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. As of March 31, 2015 a notional principal amount of $34.4 million in foreign currency forward contracts was outstanding to hedge currency risk relative to our foreign receivables and payables. The Company did not have this program during the three months ended March 31, 2014.

The Company’s currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen. The Company will continuously monitor the costs and the impact of foreign currency risks upon the financial results as part of the Company’s risk management program. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. The Company does not require and is not required to pledge collateral for these financial instruments and does not carry any master netting arrangements to mitigate the credit risk.

The following table summarizes the fair values of derivative instruments at March 31, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2015	2014	Location	2015	2014
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$268	$—	Other current liabilities	$—	*
Total derivatives		$268	$—		$—	*

*De minimus amount recognized in the hedge relationship.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$(2,165)	Other (income) expense	$—
Total derivatives		$(2,165)		$—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the Levels of the fair value measurement hierarchy during the three months ended March 31, 2015 or March 31, 2014.

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2015 and December 31, 2014 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company’s capital lease obligations approximate their related fair values as of March 31, 2015 and December 31, 2014.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at March 31, 2015 and December 31, 2014 was approximately $503.1 million and $516.1 million, respectively. The carrying value of the Company’s Senior Convertible Notes is discussed in Note 6, Senior Convertible Notes.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent considerations are measured at fair value on a recurring basis, and are determined using the following inputs:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2015:
Money market funds	$30,464	$30,464	$—	$—
Certificates of deposit	281	281	—	—
Corporate notes	129,719	—	129,719	—
Commercial paper	21,979	—	21,979	—
U.S. government treasury securities	52,275	52,275	—	—
Securities of government-sponsored entities	148,290	—	148,290	—
Derivative forward exchange contracts	268	—	268	—
Total assets	$383,276	$83,020	$300,256	$—

December 31, 2014:
Money market funds	$39,963	$39,963	$—	$—
Certificates of deposit	282	282	—	—
Corporate notes	143,009	—	143,009	—
Commercial paper	11,290	—	11,290	—
U.S. government treasury securities	52,831	52,831	—	—
Securities of government-sponsored entities	150,101	—	150,101	—
Total assets	$397,476	$93,076	$304,400	$—
Acquisition-related liabilities, current	$(644)	$—	$—	$(644)
Total liabilities	$(644)	$—	$—	$(644)

Contingent Consideration Liability

The fair value of contingent consideration liabilities assumed by a business combination is determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The fair value of such contingent considerations is recorded as part of the purchase consideration of the acquisition. The key assumptions in applying this approach are the revenue projections, the interest rate and the probabilities assigned to the milestones being achieved.  For those contingent consideration arrangements assumed by an asset purchase will be measured and accrued when contingency is resolved.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2015	2014
Fair value measurement at beginning of period	$644	$1,212
Change in fair value measurement included in operating expenses	(36)	—
Contingent consideration paid or settled	(608)	(608)
Fair value measurement at end of period	$—	$604

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The payments made during the three months ended March 31, 2015 and 2014 were related to an immaterial business combination completed in 2012.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. In general, non-financial assets, including intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

The Company exited its New Jersey property and made a decision to terminate the respective lease.  Based on management’s assessment, during the three months ended March 31, 2015 and March 31, 2014, the Company recognized impairment charges of $0.9 million and $2.2 million, respectively, in leasehold improvement write-offs associated with the lease termination.

See Note 1 to the Consolidated Financial Statements included in this Quarterly Report for further discussion on impairment analysis and leasehold related charges.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
March 31, 2015:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$79,008	$(30,045)	$48,963
Manufacturing know-how and trade secrets	12	21,783	(12,008)	9,775
Trade name and trademarks	11	9,500	(4,468)	5,032
Customer relationships	8	43,120	(24,890)	18,230
Total intangible assets subject to amortization	10	$153,411	$(71,411)	$82,000

Intangible assets not subject to amortization:
In-process research and development				$10,640
Goodwill				$154,273
	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2014:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$79,008	$(27,760)	$51,248
Manufacturing know-how and trade secrets	12	21,879	(11,640)	10,239
Trade name and trademarks	11	9,500	(4,264)	5,236
Customer relationships	8	43,153	(23,961)	19,192
Total intangible assets subject to amortization	10	$153,540	$(67,625)	$85,915

Intangible assets not subject to amortization:
In-process research and development				$10,640
Goodwill				$154,443

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total expense related to the amortization of intangible assets was $3.9 million and $4.0 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Intangible assets acquired in a business combination that are used for in-process research and development activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.

The Company made a payment of $27.4 million during the three months ended March 31, 2015 associated with the intangible assets which were accrued for as of December 31, 2014 in accounts payable and accrued liabilities.

Total future amortization expense related to intangible assets subject to amortization at March 31, 2015 is set forth in the table below:

(in thousands)
Remaining 2015	$11,363
2016	14,802
2017	12,455
2018	11,432
2019	10,078
2020	9,666
Thereafter through 2027	12,204
Total future amortization expense	$82,000

5.    Business Combinations

The Company has completed acquisitions that were not considered individually or collectively material to the overall Consolidated Financial Statements and/or the results of the Company’s operations. These acquisitions have been included in the Consolidated Financial Statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contained contingent consideration arrangements that required the Company to assess the acquisition date fair value of the contingent consideration liabilities, which was recorded as part of the purchase consideration of the acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statements of Operations commensurate with the nature of the contingent consideration.

Investment in Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the Initial Investment). As of March 31, 2015, NuVasive has loaned Progentix cumulatively $5.3 million at an interest at a rate of 6% per year. NuVasive is not obligated to provide additional funding.

Concurrently with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement (as amended the “Option Agreement”), whereby NuVasive was obligated under certain circumstances, and had the option under other circumstances, to purchase the remaining 60% of capital stock of Progentix (the “Remaining Shares”) from its shareholders for an amount up to $35.0 million, subject to certain reductions. The Option Agreement expired unexercised in 2013. Also, concurrently with the Preferred Stock Purchase Agreement, NuVasive and Progentix entered into a Distribution Agreement, as amended, whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with authoritative guidance, the Company has determined that Progentix is a variable interest entity, (“VIE”) as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered a primary beneficiary as NuVasive has both the power to direct the economically significant activities of Progentix and the obligation to absorb losses of, or the right to receive benefits from, Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheet are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Total current assets	$639	$839
Identifiable intangible assets, net	13,819	13,935
Goodwill	12,654	12,654
Other long-term assets	1	1
Accounts payable and accrued expenses	453	542
Deferred tax liabilities, net	2,770	2,770
Non-controlling interests	8,147	8,310

The following is a reconciliation of equity (net assets) attributable to the non-controlling interests:

	Three Months Ended March 31,
(in thousands)	2015	2014
Non-controlling interests at beginning of period	$8,310	$9,086
Less: Net loss attributable to the non-controlling interests	163	257
Non-controlling interests at end of period	$8,147	$8,829

Impulse Monitoring Inc. and Physician Practices

The Company maintains contractual relationships with several physician practices (“PCs”) which were inherited through the 2011 acquisition of Impulse Monitoring Inc. Under the respective contracts’ terms, respective PCs provide physician oversight services associated with the IOM service offerings. The Company provides management services to these PCs including all non-medical services, management reporting, billing and collections of all charges for medical services provided as well as administrative support. In turn, the PCs pay the Company a monthly management fee for these services. In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and the Company has controlling financial interests in the PCs as it has both the power to direct the economically significant activities of the PCs, and the obligation to absorb losses of, or the right to receive benefits from, the PCs. Therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the result of PCs was immaterial to our financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	March 31, 2015	December 31, 2014
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(37,912)	(41,754)
Total Senior Convertible Notes	$364,588	$360,746

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the “2017 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments.  The Company also entered into transactions for convertible note hedge (the “2017 Hedge”) and warrants (the “2017 Warrants”) concurrently with the issuance of the 2017 Notes.

The cash conversion feature of the 2017 Notes (the “Embedded Conversion Derivative”) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability and debt discount of $88.9 million upon issuance of the 2017 Notes without authorization of issuing additional common stock for the conversion.  Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative liability was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $39.5 million in other income for change in fair value measurement and $49.4 million in additional paid-in-capital during 2011. The debt discount of $88.9 million is recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. The interest expense recognized on the 2017 Notes during the three months ended March 31, 2015 includes $2.8 million and $3.8 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the three months ended March 31, 2014 includes $2.8 million and $3.6 million for the contractual coupon interest and the accretion of the debt discount, respectively. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually. The Company uses the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average common shares outstanding for diluted earnings per share.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017 Hedge

In connection with the offering of the 2017 Notes, the Company entered into the 2017 Hedge with the initial purchasers and/or their affiliates (the “2017 Counterparties”) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million and accounted for as derivative assets upon issuance of the 2017 Notes. Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative asset was reclassified to stockholders’ equity, resulted in recognizing cumulatively $37.1 million in other expense for the change in fair value measurement and $43.0 million in additional paid-in-capital during 2011. The 2017 Hedge will expire on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge. An assumed exercise of the 2017 Hedge by the Company is considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2017 Warrant

The Company sold warrants to the 2017 Counterparties to acquire up to 477,654 shares of the Company’s Series A Participating Preferred Stock at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is convertible into 20 shares of the Company’s common stock, or up to 9,553,080 common shares in total. The 2017 Warrants will expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares. It is the Company’s current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $47.9 million in cash proceeds from the sale of the 2017 Warrants, which was recorded in additional paid-in-capital. The 2017 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeds the strike price of the 2017 Warrants. The Company uses the treasury share method for assumed conversion of its 2017 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

7.   Stock-Based Compensation

The Company estimates the fair value of stock options and shares issued to shareowners under the NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the “ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The fair value of restricted stock units (“RSUs”) including performance RSU (“PRSUs”) with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSU with pre-defined performance criteria is adjusted with probability of achievements at each period end. The fair value of the PRSUs that are earned based on the achievement of pre-defined market conditions for total shareholder return (“TSR PRSUs”) is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk free interest rate. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period.

The Company is required to estimate at the grant date the value of awards that are anticipated to be forfeited prior to their vesting, and thereafter, adjusts the forfeiture rate estimates as necessary through the vesting date so that full compensation cost is recognized only for awards that vest. The Company assesses the reasonableness of the estimated forfeiture rate at least annually, with any change to be made on a cumulative basis in the period the estimated forfeiture rates change. The Company considered its historical experience of pre-vesting forfeitures on awards by each homogenous group of shareowners as the basis to arrive at its estimated annual pre-vesting forfeiture rates for RSUs.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Sales, marketing and administrative expense	$7,277	$7,186
Research and development expense	259	465
Cost of goods sold	75	113
Stock-based compensation expense before taxes	7,611	7,764
Related income tax benefits	(3,044)	(3,106)
Stock-based compensation expense, net of taxes	$4,567	$4,658

At March 31, 2015, there was $30.7 million of unamortized compensation expense for stock options, restricted stock units and performance-based restricted stock units to be recognized over a weighted average period of 2.1 years.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended March 31,
	2015	2014
ESPP
Volatility	44%	47%
Expected term (years)	1.4	1.1
Risk free interest rate	0.2%	0.2%
Expected dividend yield	—%	—%

Under the terms of ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year withheld to purchase shares of NuVasive common stock at a discount. The purchase price of the common stock is equal to 85% of the lower of the fair market value per share of the common stock on the commencement date of the two-year or six-month offering period (depending on the purchase period enrolled) or the end of each semi-annual purchase period. The Company has not granted any options since 2011.

The Company issued approximately 692,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three months ended March 31, 2015 and approximately 1,030,000 shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2014.

Restricted Stock Units

RSUs represent a right to receive shares of common stock at a future date determined in accordance with the terms and conditions of a participant’s award agreement (issued under either our 2004 Amended and Restated Equity Incentive Plan (as previously amended “the 2004 EIP”) or the 2014 Equity Incentive Plan of NuVasive, Inc. (the “2014 EIP”)). No exercise price or other monetary payment is required for receipt of RSUs or the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company. The Company has granted time-based RSUs with graded vesting terms of up to four years. The Company has also granted PRSUs with up to three year graded or cliff vesting terms (in each case, with service through the date of vesting being required) and for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, including revenue targets, total shareholder return, or earnings per share over pre-determined periods of time. Share payout levels range from 0 to 250% depending on the respective terms of an award.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued approximately 1,291,000 shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three months ended March 31, 2015, and issued approximately 1,361,000 shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2014.

8.    Income Taxes

The Company recorded an income tax expense of $17.9 million for the three months ended March 31, 2015 and an income tax benefit of $15.1 million for the three months ended March 31, 2014. The effective income tax rate for the three months ended March 31, 2015 was 36% and reflects a negative impact from our globalization initiative project, change in mix of earnings between high tax and low tax jurisdictions, reduced by an unexpected benefit relating to executive stock-based compensation. The effective income tax rate for the three months ended March 31, 2014 was 45% and reflected a negative impact from our globalization initiative project and non-deductible expenses primarily relating to stock-based compensation. The globalization initiative which started during 2013 and became effective in January 2014 involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. As part of the initiative the Company expects a negative impact on the tax rate in the implementation years with longer term benefits as international operations expand.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 31, 2015 and 2014.

9.    Business Segment, Product and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated by the chief operating decision maker (“CODM”) and the lack of availability of discrete financial information.  The Company’s CODM reviews revenue at the product line offering level, and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decisions regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis. The Company believes it is appropriate to operate as one reporting segment. The Company has disclosed the revenues for each of its product line offerings to allow the reader of the financial statements the ability to gain some transparency into the operations of the Company.

The Company operates under two distinct product line offerings for revenue; spine surgery products, and biologics. The Company’s spine surgery products line offerings, which include thoracolumbar product offerings, cervical product offerings, IOM services, and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. The Company’s biologics product line offerings includes allograft (donated human tissue), FormaGraft (a collagen synthetic product), Osteocel Plus and Osteocel Pro (each an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs), and AttraX (a synthetic bone graft material), all of which are used to aid the spinal fusion or bone healing process.

Revenue by product line offerings was as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Spine surgery products	$159,054	$148,007
Biologics	33,329	29,489
Total Revenue	$192,383	$177,496

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2015	2014	2015	2014
United States	$169,926	$158,394	$116,229	$105,022
International (excludes Puerto Rico)	22,457	19,102	23,312	23,543
Total	$192,383	$177,496	$139,541	$128,565

10.    Commitments

Licensing and Purchasing Agreements

As of March 31, 2015, the Company has obligations under certain consultancy arrangements to pay up to approximately $22.7 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved.  In early 2014, the Company paid $6.2 million in aggregate – $3.0 million in cash and $3.2 million in common shares - in connection with these agreements.  There was no accrual recognized as of March 31, 2015 and December 31, 2014 related to these payments.

Executive Severance Plans

The Company is party to certain agreements with its key executives that provide for certain payments if an executive is terminated for reasons other than cause, as defined in those agreements. At March 31, 2015, future contractual commitments for such key executives were approximately $15.3 million, excluding the acceleration of equity vesting, which is called for in certain circumstances by the applicable agreements.

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. During the period ended March 31, 2015, the Company had a litigation accrual change gain of $56.4 million related to the legal proceedings in the Medtronic Sofamor Danek USA, Inc. litigation whereby the damages award by the jury was overturned. Refer to the subsequent section herein titled “Legal Proceedings” for further information.

An estimated loss contingency is accrued in the Company’s financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it has adequately accrued an amount for contingent liabilities currently in existence. The Company does not accrue amounts for liabilities that it does not believe are probable or that it considers immaterial to its overall financial position. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, “Medtronic”) filed a patent infringement lawsuit against the Company in the United States District Court for the Southern District of California (the “Medtronic Litigation”), alleging that certain of the Company’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine purportedly infringed patents. The Company brought counterclaims against Medtronic alleging infringement of certain of the Company’s patents.

The case has been administratively broken into several phases.

The first phase of the case included three Medtronic patents and one Company patent. The initial trial on the first phase of the case concluded on September 20, 2011 and a jury delivered an unfavorable verdict against the Company with respect to the three Medtronic patents and a favorable verdict with respect to the one Company patent at hand, including a monetary damages award of approximately $101.2 million to Medtronic (the “2011 verdict”). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest with respect to the patent infringements determined in the 2011 verdict. On May 15, 2013, the District Court granted the parties’ joint motion to dismiss claims relating to one of the three Medtronic patents pursuant to a settlement agreement. On June 11, 2013, the District Court granted the parties ongoing royalties with respect to the two Medtronic patents and the one Company patent remaining in the first phase of the case (the “June 2013 ruling”).

On August 20, 2013, the Company and Medtronic filed their respective notices of appeal to the U.S. Court of Appeals for the Federal Circuit. On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”). The case has been transferred back to the District Court for further proceedings to determine a proper damage award, and no trial date has been set. As a result of the affirmation of the infringement and remand for a new trial on damages, the Company assessed the existing liability under the loss contingency framework and – in accordance with applicable accounting guidance – believes the most appropriate accrual estimate within the possible range dictated by such guidance is $87.4 million. This amount represents a liability for the infringement of patents for infringing products at historically supplied rates from the date of infringement to the current period. The liability does not include an accrual for lost profits or convoyed products. A liability associated with this matter has been recorded in non-current litigation liabilities. In prior periods, the Company recorded the respective liabilities (as estimated) in non-current litigation liabilities and the accrued royalties in accrued liabilities. The Company does not agree with the previously-ruled royalty rates, and intends to rigorously pursue appropriate rates during the new trial on damages. Nonetheless, in the interim, the Company has applied the previously-ruled royalty rates when calculating the appropriate estimate. As a result of the adjustment, the Company has recorded an adjustment of $56.4 million as a gain in its Consolidated Statements of Operations.

On March 19, 2012, in connection with these proceedings, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s March 31, 2015 Consolidated Balance Sheet.

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, the Company accrued royalties at the royalty rates stated in the 2011 verdict on sales subsequent to the 2011 verdict and through March 31, 2013. After the June 2013 ruling, the Company (i) began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and (ii) recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. Based on the June 2013 ruling, the Company agreed to escrow funds to secure accrued royalties as well as future ongoing royalties. However, in light of the Court of Appeals ruling, absent a court order the Company will no longer escrow such funds until damages are ultimately determined. Additionally, the Company has modified its accrual from the 2011 verdict as a result of the March 2, 2015 Court of Appeals ruling as previously discussed.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With respect to the favorable verdict delivered regarding the one Company patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at March 31, 2015. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one Company patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of March 31, 2015.

The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removed from the case the cervical plate patent that was part of the first phase. As part of the settlement, the Company received a broad license to practice (i) the Medtronic patent that was the sole subject of the second phase of the litigation, (ii) the Medtronic cervical plate patent that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic’s patent rights related to cervical plate technology. In exchange for these license rights, the Company made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by the Company in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by the Company, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various Company spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic’s U.S. Patent No. 8,021,430, that the Company’s Osteocel® Plus bone graft product infringes Medtronic’s U.S. Patent No. 5,676,146, (‘146 Patent) and that the Company’s XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic’s U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, the Company counterclaimed alleging infringement by Medtronic of the Company’s U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office. Both parties brought motions for summary judgment addressing the remaining patents, Medtronic’s ‘146 Patent and the Company’s ‘922 Patent but the District Court has not yet issued a final decision regarding summary judgment. No trial date has been set in this third phase of the litigation for the ‘146 Patent or ‘922 Patent. At March 31, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (NMP) filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment, and during pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million. In September 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge.  As a result, the full $62.5 million was released from escrow and returned to the Company.  Retrial of the matter began on March 25, 2014, and on April 3, 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million.  The Court affirmed the jury’s verdict, and on September 4, 2014, the Company filed a notice of appeal.  The Court entered judgment and ordered a permanent injunction on September 24, 2014, enjoining the Company’s future use of the NeuroVision trademark to market or promote its products. The Court also entered an order canceling the Company’s NeuroVision trademark registrations, but that order is stayed pending the appeal process. On December 2, 2014, the Court denied NMP’s motion for attorneys’ fees, costs, and prejudgment interest, and NMP filed a notice of appeal on December 17, 2014.  The appeals were consolidated on February 2, 2015, and resolution of the appeals may take up to two years.  During pendency of the appeal, the Company escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds accrue interest and are included in restricted cash and investments in the Consolidated Balance Sheets. At March 31, 2015 the jury verdict represents a probable loss that can reasonably be determined. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has a litigation accrual of $30.0 million related to this litigation at period end, which was reclassified from current liabilities to long-term liabilities to coincide with the establishment of restricted assets during the three months ended March 31, 2015.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff (“Plaintiff”) filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. In March 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws. On August 19, 2014, the Court granted the Company’s motion to dismiss and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014. The Company once again moved to dismiss the complaint on September 22, 2014 and that motion was granted on December 9, 2014.  On December 23, 2014 Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss the Third Amended Complaint on January 9, 2015. While the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint. The Company moved to dismiss the Fourth Amended Complaint and the motion is pending. At March 31, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Regulatory Matter

In 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. The Company has been working with the OIG to understand the scope of their investigation and has reached an agreement in principle with the U.S. Department of Justice (“DOJ”), as further detailed in the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2015. Subject to completion of a written settlement agreement, the Company has agreed to pay $13.8 million to resolve this matter. The Company does not currently anticipate entering into a corporate integrity agreement with the OIG as part of the settlement. Finalizing the written settlement agreement could take several months. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $13.8 million liability related to this matter, which is included in the Consolidated Statements of Operations during the three months ending March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This quarterly report on Form 10-Q (“Quarterly Report”), including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”,  “intends” , or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

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

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk  Factors”, and elsewhere in this Quarterly Report, and similar discussions in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the year ended December 31, 2014. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements included in this Quarterly Report.

Overview

We are the third largest global medical device company in the global spine market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery (including biologics), a combined market estimated to be approximately $9.0 billion globally in 2015. Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery (“MAS”). The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring (“IOM”) support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. Our biologic product line offerings used to aid the spinal fusion process or bone healing include Osteocel Plus and Osteocel Pro allograft (donated human tissue) which are cellular matrix products containing viable mesenchymal stem cells, or MSCs, as well as allograft offerings, FormaGraft, a collagen synthetic product, and AttraX, a synthetic bone graft material, currently available commercially only in select markets outside of the United States. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally-integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS product platform as well as previously MAS-trained surgeons attending advanced training courses.

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

In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine. Our cervical product offering now provides a full set of solutions for cervical, both motion preservation and fusion surgery, including both allograft and CoRoent implants, as well as cervical plating and posterior fixation products.

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who use such systems to perform individual procedures, with the hospitals purchasing implants, biologics and disposables in each such case. In addition, for larger customers, the Company’s proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them, facilitating the hospital’s purchase of disposables for such machines from the Company. Our implants, biologics and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

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

During the quarter, our former Chief Executive Officer and Chairman of the Board, Alex V. Lukianov, resigned from such roles and our Board of Directors appointed Gregory T. Lucier, a Director since 2013, to be our Interim Chief Executive Officer and Chairman of the Board.

Results of Operations

Revenue

	Three Months Ended
	March 31,
(in thousands, except %)	2015	2014	$ Change	% Change
Revenue
Spine surgery products	$159,054	$148,007	$11,047	7%
Biologics	33,329	29,489	3,840	13%
Total revenue	$192,383	$177,496	$14,887	8%

Our spine surgery product line offerings, which include products for the thoracolumbar product offerings, cervical product offerings, IOM services, and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. Our biologic product line offerings include allograft (donated human tissue), FormaGraft (a collagen synthetic product), Osteocel Plus and Osteocel Pro (each an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs), and AttraX (a synthetic bone graft material), all of which are used to aid the spinal fusion or bone healing process.

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

Our total revenues increased $14.9 million during the three months ended March 31, 2015, representing total revenue growth of 8%, compared to the same period in 2014.

Revenue from our spine surgery products increased $11.0 million, or 7%, during the three months ended March 31, 2015, compared to the same period in 2014. This increase resulted from an increase in volume of approximately 10%, offset by unfavorable changes in price and foreign currency fluctuation of approximately 1% and 2%, respectively, compared to the same period in 2014.

Revenue from biologics increased $3.8 million, or 13%, during the three months ended March 31, 2015, compared to the same period in 2014, which was primarily due to increases in volume.

Cost of Goods Sold, excluding below amortization of intangible assets

	Three Months Ended
	March 31,
(in thousands, except %)	2015	2014	$ Change	% Change
Cost of goods sold (excluding below amortization of intangible assets)	$45,664	$43,294	$2,370	5%
% of total revenue	24%	24%

Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM services, which includes personnel and physician oversight costs. To date, foreign currency fluctuations have not materially impacted our cost of goods sold.

Cost of goods sold as a percentage of revenue remained consistent in the three months ended March 31, 2015 compared to the same period in 2014. The improvement in gross margin as a result of expiring royalty obligations for certain product lines and inventory management efficiencies was offset by sales price decreases and a shift of revenue mix towards lower margin products and countries.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015		2014
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$116,096	60%	$118,104	67%	(2,008)	(2)%
Research and development	9,264	5%	9,455	5%	(191)	(2)%
Amortization of intangible assets	2,996	2%	3,998	2%	(1,002)	(25)%
Litigation liability	(42,575)	(22)%	30,000	17%	(72,575)	(242)%
Business transition costs	5,373	3%	—	0%	5,373	100%

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

Sales, marketing and administrative expenses decreased by $2.0 million during the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a decrease of $3.6 million in facility charges, $1.7 million in legal expense, and $1.4 million in freight expense as a result of planned operational efficiencies, partially offset by an increase in salary and benefits of $1.4 million, distributor commissions of $2.2 million, and depreciation expense of $1.3 million to support the continuous growth of our revenues and expansion of our global markets.

As a percentage of revenue, sales, marketing and administrative expenses decreased during the three months ended March 31, 2015 compared to the same period in 2014 due to improved operating efficiencies. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense decreased by $0.2 million and the expense as a percentage of revenue remained consistent during the three months ended March 31, 2015 compared to the same period in 2014.

On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and 510k product approval efforts.

Amortization of Intangible Assets

Amortization expense decreased $1.0 million during the three months ended March 31, 2015 compared to the same period in 2014, primarily due to certain intangible assets reaching the end of their useful lives subsequent to March 31, 2014.

Litigation Liability

Litigation liability for the three months ending March 31, 2015 primarily relates to the $56.4 million gain as a result of the ruling by the Court of Appeals in connection with the Medtronic litigation, which revised the award for lost profits and convoyed sales. This amount was offset by a litigation charge of $13.8 million related to the OIG investigation. The litigation liability charge for the three months ending March 31, 2014 was for a $30.0 million unfavorable jury verdict relating to our use of the trade name “NeuroVision”. For more details on the Company’s contingency and regulatory matters, refer to Note 11 and 12 of the Unaudited Consolidated Financial Statements.

Business Transition Costs

From time-to-time, the Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly related to such activities. The nature of these costs is that of personnel costs that the Company believes arise and warrant specific disclosure. During the three months ended March 31, 2015, the Company incurred $5.4 million of such costs, which included a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board, Alex V. Lukianov. Such resignation occurred in the first quarter 2015 and was announced on April 1, 2015 via filing of a Current Report on Form 8-K with the SEC. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity compensation.

Interest and Other Expense, Net

Total interest and other expense, net, consists principally of interest expense incurred on our 2017 Senior Convertible Notes, and other income (expense), offset by income earned on marketable securities. Total interest expense, net, was relatively consistent during the three months ended March 31, 2015 compared to the same period in 2014. Other income (expense) includes foreign currency gain of $0.3 million, net of foreign currency hedges during the three months ended March 31, 2015 and a foreign currency gain of $0.2 million during the three months ended March 31, 2014. Our currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen.

Income Tax Expense (Benefit)

	Three Months Ended
	March 31,
(in thousands, except %)	2015	2014
Income tax expense (benefit)	$17,885	$(15,095)
Effective income tax rate	36%	45%

We recorded an income tax expense of $17.9 million and an income tax benefit of $15.1 million for the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate for the three months ended March 31, 2015 was 36% compared with 45% for the three months ended March 31, 2014. The lower 2015 effective income tax rate was primarily driven by a change in mix of earnings between high tax and low tax jurisdictions and an unexpected benefit relating to executive stock-based compensation.

The March 31, 2015 effective income tax rate of 36% was higher than the statutory federal income rate of 35% due to the impact from our globalization initiative project, change in mix of earnings between high tax and low tax jurisdictions, reduced by an unexpected benefit relating to executive stock-based compensation. The March 31, 2014 effective tax rate of 45% was higher than the statutory federal income rate of 35% due to the impact from our globalization initiative project and non-deductible expenses primarily relating to stock-based compensation.

We implemented our globalization initiative in January 2014, which involved establishing new international operations and entering into new intercompany transfer pricing arrangements, including the licensing of intangibles. We intend to continue to streamline our international operations over time, including procurement, logistics and customer service functions, with the expectation of achieving overall operational efficiencies, including asset utilization, cost and expense savings and standardization and compliance benefits. We expect an adverse impact on our effective tax rate in the near future as a result of this initiative.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful vertical integration of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. We believe our current cash and cash equivalents, investments and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future. In the event the Company was to access the debt market, we believe we could do so at reasonable borrowing costs.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material cash flow exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United State dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts as necessary to partially offset the impact from fluctuations of the foreign currency rates on our short-term intercompany receivables between our domestic and international operations. At March 31, 2015, the cash balance held by our foreign subsidiaries was approximately $16.5 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand its existing operations outside the United States. In the event the Company needed to utilize that cash in the United States the Company does not expect it would drive significant incremental tax obligations. As of March 31, 2015, $19.4 million of accounts receivable was held in currency other than the United States dollar.

In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our March 31, 2015 Consolidated Balance Sheet. During 2013, we and Medtronic entered into a settlement agreement fully resolving the second phase of the case and we made a one-time payment to Medtronic of $7.5 million.  In March 2015, the Court of Appeals ruled in favor of us, overturning the previous ruling that Medtronic was entitled to lost profits. We have thus reduced our royalty accrual and long-term litigation liability by $56.4 million during the three months ending March 31, 2015. Accordingly, our accrual for the Medtronic litigation as of March 31, 2015 was $87.4 million in long-term liabilities. The Company will likely be required to continue to escrow funds to secure accrued royalties, but the amount to be secured has not been determined nor has the impact to the current escrow agreement. We do not expect to be required to fund additional amounts into escrow, however, the Company may be required to do so in the event of a court order. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion. We do not expect any significant incremental cash outlay as a result of the litigation.

On April 3, 2014, an unfavorable jury verdict was delivered against us relating to our use of the trade name “NeuroVision”. We established a liability of $30.0 million for this matter, which remained unchanged as of March 31, 2015. During pendency of the appeal, we have escrowed funds totaling $32.5 million during the three months ended March 31, 2015 to secure the amount of judgment, plus interest, attorney’s fees and costs. The fund is classified as restricted cash, and held pending the outcome of post-trial motions and the likely appellate process. In the event that we are unable to prevail in future legal action, we could be required to outlay such escrowed cash. The accrual of $30.0 million was reclassified from current liabilities to long-term liabilities to coincide with the establishment of restricted assets.

In 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services, or the OIG, in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. We are working with the OIG to understand the scope of the investigation and have reached an agreement in principle with the U.S. Department of Justice (“DOJ”). Subject to completion of a written settlement agreement, we have agreed to pay $13.8 million to resolve this matter. We do not currently anticipate entering into a corporate integrity agreement with the OIG as part of the settlement. Finalizing the written settlement agreement could take several months. In accordance with the authoritative guidance on the evaluation of loss contingencies, we have recorded a $13.8 million liability related to this matter, which is included in the Consolidated Statements of Operations during the three months ending March 31, 2015.

Cash, cash equivalents and marketable securities was $316.8 million and $405.8 million at March 31, 2015 and December 31, 2014, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. The change in cash during the three months ended March 31, 2015 was mainly driven by our funding of the trademark infringement litigation escrow of $32.5 million, cash tax payments on behalf of shareowners with net share settlement of $30.9 million, cash paid for the purchased intangibles of $27.4 million that was accrued for in the fourth quarter of 2014, and ordinary first quarter payments such as income tax obligations and annual bonuses. At March 31, 2015, we have cash and investments totaling $156.2 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $26.0 million for the three months ended March 31, 2015, compared to $23.3 million for the same period in 2014. The $2.7 million increase in cash provided by operating activities was primarily due to an increase in net income, increases in deferred tax liabilities, and a decrease in accounts receivable, offset by a decrease in royalty accrual as a result of the Medtronic litigation ruling in March 2015 which was included in net income but was non-cash, and less litigation accrual recognized during the three months ended March 31, 2015 compared to the same period in 2014.

Cash Flows from Investing Activities

Cash used in investing activities was $57.4 million for the three months ended March 31, 2015, compared to $23.3 million for the same period in 2014. The $34.1 million increase in cash used in investing activities was primarily due to the payment for the purchase of intangible assets previously accrued for in the fourth quarter of 2014, and an increase in purchases of property and equipment. Additionally, $32.5 million was transferred from short-term investments to long-term restricted cash in order to fund the escrow account associated with the trademark infringement litigation liability.

Cash Flows from Financing Activities

Cash used in financing activities was $22.0 million for the three months ended March 31, 2015, compared to $7.7 million of cash provided by financing activities for the same period in 2014. The $29.7 million increase in cash used in financing activities was primarily due to net share settlements which result in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligation from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes (the “2017 Notes”) with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year.

In connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions (the “2017 Hedge”) with the initial purchasers and/or their affiliates (the “Counterparties”) entitling us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2017 Hedge.

In addition, we sold warrants to the Counterparties to acquire up to 477,654 shares of our Series A Participating Preferred Stock (the “2017 Warrants”), at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is initially convertible into 20 shares of our common stock. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares.  It is our current intent and policy to settle all conversions in shares of our common stock, should the conversion occur.  We received $47.9 million in cash proceeds from the sale of the 2017 Warrants. The 2017 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year-to-date period) exceeds the strike price of the 2017 Warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and there have been no material changes during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015 we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time lines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2015. Based on such evaluation, our management has concluded that as of March 31, 2015, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report.

There has been no change to our internal control over financial reporting during our most recent fiscal quarter that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to the Legal Proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as follows:

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, “Medtronic”) filed a patent infringement lawsuit against the Company in the United States District Court for the Southern District of California (the “Medtronic Litigation”), alleging that certain of the Company’s products or methods, including the XLIF® procedure, infringe, or contribute to the infringement of, twelve U.S. patents assigned or licensed to Medtronic. Three of the patents were later withdrawn by Medtronic, leaving nine purportedly infringed patents. The Company brought counterclaims against Medtronic alleging infringement of certain of the Company’s patents.

The case has been administratively broken into several phases.

The first phase of the case included three Medtronic patents and one Company patent. The initial trial on the first phase of the case concluded on September 20, 2011 and a jury delivered an unfavorable verdict against the Company with respect to the three Medtronic patents and a favorable verdict with respect to the one Company patent at hand, including a monetary damages award of approximately $101.2 million to Medtronic, inclusive of lost profits and back royalties (the “2011 verdict”). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court on January 26, 2012. On March 19, 2012, the District Court issued an order granting prejudgment interest with respect to the patent infringements determined in the 2011 verdict. On May 15, 2013, the District Court granted the parties’ joint motion to dismiss claims relating to one of the three Medtronic patents pursuant to a settlement agreement. On June 11, 2013, the District Court ruled on the ongoing royalty rates with respect to the two Medtronic patents and the one Company patent remaining in the first phase of the case (the “June 2013 ruling”).

On August 20, 2013, the Company and Medtronic filed their respective notices of appeal to the U.S. Court of Appeals for the Federal Circuit. On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”). Significantly, the Court of Appeals held that the damages award was erroneous because Medtronic was not permitted to recover damages for lost profits or for the sale of ancillary or “convoyed” products.  Medtronic’s subsequent petition for rehearing was denied. The case has been transferred back to the District Court for further proceedings to determine a proper damage award, and no trial date has been set.

On March 19, 2012, in connection with these proceedings, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s March 31, 2015 Consolidated Balance Sheet.

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, the Company accrued royalties at the royalty rates stated in the 2011 verdict on sales subsequent to the 2011 verdict and through March 31, 2013. After the June 2013 ruling, the Company (i) began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and (ii) recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. Based on the June 2013 ruling, the Company agreed to escrow funds to secure accrued royalties as well as future ongoing royalties, however, in light of the Court of Appeals ruling, the Company will no longer escrow such funds until damages are ultimately determined. The Company also agreed to accrue post-judgment interest. With respect to the prejudgment interest award, the Company, based on its own assessment, and that of outside counsel, believed a reversal of the prejudgment interest award on appeal was probable, and, therefore - in accordance with authoritative guidance on the evaluation of loss contingencies - did not record an accrual for this amount, which was estimated to approximate $13.0 million.

As a result of the March 2nd Court of Appeals Decision, the Company assessed the existing liability under the loss contingency framework and believes under the applicable accounting guidance the most appropriate accrual estimate within the range is $87.4 million, which represents a liability for the infringement of patents for infringing products at historically supplied rates from the date of infringement to the current period.  The liability does not include an accrual for lost profits for which the US Court of Appeals affirmed was not warranted in its opinion.  As a result of the adjustment, the company has recorded an adjustment of $56.4 million as a gain in its statement of financial position. The Company will likely be required to continue to escrow funds to secure accrued royalties, but the amount to be secured has not been determined nor has the impact to the current escrow agreement.

With respect to the favorable verdict delivered regarding the one Company patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at March 31, 2015. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one Company patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of March 31, 2015.

The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removed from the case the cervical plate patent that was part of the first phase. As part of the settlement, the Company received a broad license to practice (i) the Medtronic patent that was the sole subject of the second phase of the litigation, (ii) the Medtronic cervical plate patent that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic’s patent rights related to cervical plate technology. In exchange for these license rights, the Company made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by the Company in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by the Company, including the Helix® and Gradient® lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various Company spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic’s U.S. Patent No. 8,021,430, that the Company’s Osteocel® Plus bone graft product infringes Medtronic’s U.S. Patent No. 5,676,146, (‘146 Patent) and that the Company’s XLIF® procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic’s U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, the Company counterclaimed alleging infringement by Medtronic of the Company’s U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office. Both parties brought motions for summary judgment addressing the remaining patents, Medtronic’s ‘146 Patent and the Company’s ‘922 Patent and a hearing was held in February 2015 but the District Court has not yet issued a final decision regarding summary judgment. No trial date has been set for the ‘146 Patent or ‘922 Patent. At March 31, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (NMP) filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company. The verdict awarded damages to NMP of $60.0 million, which was upheld in a January 2011 judgment ordered by the District Court. NuVasive appealed the judgment, and during pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million. In September 2012, the Court of Appeals reversed and vacated the District Court judgment and ordered the case back to the District Court for a new trial before a different judge.  As a result, the full $62.5 million was released from escrow and returned to the Company.  Retrial of the matter began on March 25, 2014, and on April 3, 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million.  The Court affirmed the jury’s verdict, and on September 4, 2014, the Company filed a notice of appeal.  The Court entered judgment and ordered a permanent injunction on September 24, 2014, enjoining the Company’s future use of the NeuroVision trademark to market or promote its products. The Court also entered an order canceling the Company’s NeuroVision trademark registrations, but that order is stayed pending the appeal process. On December 2, 2014, the Court denied NMP’s motion for attorneys’ fees, costs, and prejudgment interest, and NMP filed a notice of appeal on December 17, 2014.  The appeals were consolidated on February 2, 2015, and resolution of the appeals may take up to two years.  During pendency of the appeal, NuVasive has agreed to escrow funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. At March 31, 2015 the jury verdict represents a probable loss that can reasonably be determined. Accordingly, in accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has a litigation accrual of $30.0 million related to this litigation as of March 31, 2015.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the United States District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff (“Plaintiff”) filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. In March 2014, the Company filed a motion to dismiss the Amended Class Action Complaint for Violations of the Federal Securities Laws. On August 19, 2014, the Court granted the Company’s motion to dismiss and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014. The Company once again moved to dismiss the complaint on September 22, 2014 and that motion was granted on December 9, 2014.  On December 23, 2014 Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss the Third Amended Complaint on January 9, 2015.  While the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint, which was later granted. The moved to dismiss the Fourth Amended Complaint and the motion is pending. At March 31, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Item 1A. Risk Factors

The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively the “Risk Factors”) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

If we are unable to recruit, hire and retain skilled and experienced personnel, including a permanent chief executive officer, or if we fail to integrate replacement personnel successfully, our ability to effectively manage and expand our business will be harmed.

Our success largely depends on attracting, motivating and retaining executive talent and other shareowners. Specifically, our performance depends in part on the continued services of many of our current shareowners including members of management and other key personnel who may terminate employment with us at any time.  Competition for qualified personnel in our industry is significant.  The loss of any of our senior management team could harm our business and the announcement of the loss of one of our key employees could negatively affect our stock price. Our ability to retain our skilled workforce and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We face challenges in hiring, training, managing and retaining employees in certain areas including clinical, technical, sales and marketing. This could delay new product development and commercialization and hinder our marketing and sales efforts, which would adversely impact our competitiveness and financial results.

From time-to-time, key personnel leave our company, including most recently, the resignation of our former Chief Executive Officer and the departure of our former Chief Operating Officer. We could experience other senior management departures at any time. While we strive to reduce the negative impact of any such changes, the loss of key employees could result in significant disruptions to our operations, our controls and procedures, and our ability to successfully implement our business strategy. In addition, recruiting, hiring, training, and successfully integrating replacement executives, including a permanent Chief Executive Officer, and other personnel could be time consuming, may cause disruptions to our operations, and may be unsuccessful, which could negatively impact the future performance of our business and operations.

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

On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of the Company’s CoRoent XL implants and 8.25% on certain of the Company’s MaXcess III retractors and related products.

On August 20, 2013, the Company and Medtronic filed their respective notices of appeal to the U.S. Court of Appeals for the Federal Circuit.  On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”).  Significantly, the Court of Appeals held that the damages award was erroneous because Medtronic was not permitted to recover damages for lost profits or for the sale of ancillary or “convoyed” products.  Medtronic’s subsequent petition for rehearing was denied. The case has been transferred back to the District Court for further proceedings to determine a proper damage award, and no trial date has been set.

We entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling relating to ongoing royalties, the Company would have been required to escrow funds to secure accrued royalties. The Company will likely be required to continue to escrow funds to secure accrued royalties, but the amount to be secured has not been determined nor has the impact to the current escrow agreement.

In August 2012, Medtronic filed additional patent claims (Phase 3) against us alleging that various Company spinal implants (including our CoRoent XL family of spinal implants) and NuVasive’s Osteocel Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic’s MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion (“DLIF”) procedure infringe eight Company patents. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office, and only two patents, Medtronic’s ‘146 Patent and the Company’s ‘922 Patent, are at issue in Phase 3 of the case.  No trial date has been set.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)

10.1#

Separation Agreement and Release by and between the Company and Alex V. Lukianov effective March 27, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 1, 2015)

10.2#	Consulting Agreement by and between the Company and Alex V. Lukianov effective March 27, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 1, 2015)

10.3#	Form of Grant Agreement for Performance Restricted Stock Units (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan of NuVasive, Inc.

10.4#	Form of Grant Agreement for Executive Restricted Stock Units (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan of NuVasive, Inc.

10.5#	Form of (with accompanying Form Notice of Grant) Performance Cash Awards (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan of NuVasive, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document
#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date:	May 4, 2015	By: /s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Interim Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2015	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)

10.1#

Separation Agreement and Release by and between the Company and Alex V. Lukianov effective March 27, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 1, 2015)

10.2#	Consulting Agreement by and between the Company and Alex V. Lukianov effective March 27, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 1, 2015)

10.3#	Form of Grant Agreement for Performance Restricted Stock Units (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan of NuVasive, Inc.

10.4#	Form of Grant Agreement for Executive Restricted Stock Units (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan of NuVasive, Inc.

10.5#	Form of (with accompanying Form Notice of Grant) Performance Cash Awards (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan of NuVasive, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document
#	Indicates management contract or compensatory plan.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.