Form 10-Q
period 2015-06-30
NUVASIVE INC
filed 2015-07-28
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, there were 48,938,984 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$78,637	$142,387
Short-term marketable securities	200,052	220,329
Restricted cash and investments	32,755	—
Accounts receivable, net of allowances of $6,251 and $5,844, respectively	116,835	118,959
Inventory, net	163,651	154,638
Deferred and prepaid taxes	83,978	59,233
Prepaid expenses and other current assets	8,423	10,325
Total current assets	684,331	705,871
Property and equipment, net	142,076	128,565
Long-term marketable securities	27,921	43,042
Intangible assets, net	89,978	96,555
Goodwill	154,305	154,443
Deferred tax assets, non-current	42,035	65,330
Restricted cash and investments	119,731	123,233
Other assets	25,388	26,420
Total assets	$1,285,765	$1,343,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,099	$133,324
Accrued payroll and related expenses	29,490	38,032
Litigation liabilities	41,065	30,000
Deferred and income tax liabilities	785	13,543
Total current liabilities	132,439	214,899
Senior Convertible Notes	368,501	360,746
Deferred and income tax liabilities, non-current	9,289	12,526
Non-current litigation liabilities	87,495	93,700
Other long-term liabilities	12,679	13,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2015 and December 31, 2014, 51,299,463 and 47,691,744 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	51	48
Additional paid-in capital	940,765	847,145
Accumulated other comprehensive loss	(10,970)	(9,670)
Accumulated deficit	(145,110)	(186,938)
Treasury stock at cost; 2,468,592 shares and 233,369 shares at June 30, 2015 and December 31, 2014, respectively	(117,293)	(10,537)
Total NuVasive, Inc. stockholders’ equity	667,443	640,048
Non-controlling interests	7,919	8,310
Total equity	$675,362	$648,358
Total liabilities and equity	$1,285,765	$1,343,459

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2015	2014	2015	2014
Revenue	$202,910	$190,677	$395,293	$368,172
Cost of goods sold (excluding below amortization of intangible assets)	$48,415	44,836	94,079	88,130
Gross profit	154,495	145,841	301,214	280,042
Operating expenses:
Sales, marketing and administrative	115,317	116,970	231,413	235,074
Research and development	8,782	10,067	18,046	19,522
Amortization of intangible assets	2,974	3,473	5,970	7,470
Impairment of intangible assets	—	10,708	—	10,708
Litigation liability (gain) loss	568	—	(42,007)	30,000
Business transition costs	991	—	6,364	—
Total operating expenses	128,632	141,218	219,786	302,774
Interest and other expense, net:
Interest income	344	233	763	450
Interest expense	(7,242)	(6,979)	(14,368)	(13,844)
Other income (expense), net	(281)	(205)	143	171
Total interest and other expense, net	(7,179)	(6,951)	(13,462)	(13,223)
Income (loss) before income taxes	18,684	(2,328)	67,966	(35,955)
Income tax (expense) benefit	(8,644)	(1,942)	(26,529)	13,153
Consolidated net income (loss)	$10,040	$(4,270)	$41,437	$(22,802)
Add back net loss attributable to non-controlling interests	$(228)	$(182)	$(391)	$(438)
Net income (loss) attributable to NuVasive, Inc.	$10,268	$(4,088)	$41,828	$(22,364)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.21	$(0.09)	$0.87	$(0.48)
Diluted	$0.20	$(0.09)	$0.81	$(0.48)
Weighted average shares outstanding:
Basic	48,545	46,832	48,269	46,320
Diluted	51,681	46,832	51,700	46,320

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2015	2014	2015	2014
Consolidated net income (loss)	$10,040	$(4,270)	$41,437	$(22,802)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	11	(62)	144	(74)
Translation adjustments, net of tax	741	942	(1,444)	2,013
Other comprehensive (loss) income:	752	880	(1,300)	1,939
Total consolidated comprehensive income (loss)	10,792	(3,390)	40,137	(20,863)
Net loss attributable to non-controlling interests	228	182	391	438
Comprehensive income (loss) attributable to NuVasive, Inc.	$11,020	$(3,208)	$40,528	$(20,425)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
(unaudited)	2015	2014
Operating activities:
Consolidated net income (loss)	$41,437	$(22,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,630	31,043
Amortization of non-cash interest	8,749	8,081
Stock-based compensation	13,493	16,549
Impairment of intangible assets	—	10,708
Deferred income taxes	19,996	—
Reserves on current assets	4,083	2,383
Other non-cash adjustments	10,669	4,114
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	637	(8,603)
Inventory	(15,181)	(20,930)
Prepaid expenses and other current assets	1,182	(2,839)
Accounts payable and accrued liabilities	6,841	12,999
Income taxes	(38,666)	(15,111)
Accrued royalties	(47,112)	7,192
Litigation liability	4,795	30,000
Accrued payroll and related expenses	(8,370)	(4,473)
Net cash provided by operating activities	35,183	48,311
Investing activities:
Cash paid for acquisitions and investments	(1,357)	(59)
Purchase of intangible assets	(28,589)	—
Purchases of property and equipment	(47,976)	(32,560)
Purchases of marketable securities	(129,549)	(129,080)
Sales of marketable securities	164,147	103,650
Purchases of restricted investments	(62,625)	—
Sales of restricted investments	33,809	—
Net cash used in investing activities	(72,140)	(58,049)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	9,928	—
Proceeds from the issuance of common stock	8,360	14,193
Payment of contingent consideration	(514)	(498)
Purchase of treasury stock	(43,937)	(44)
Other financing activities	(87)	(644)
Net cash (used in) provided by financing activities	(26,250)	13,007
Effect of exchange rate changes on cash	(543)	367
(Decrease) increase in cash and cash equivalents	(63,750)	3,636
Cash and cash equivalents at beginning of period	142,387	102,825
Cash and cash equivalents at end of period	$78,637	$106,461

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. NuVasive’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes proprietary software-driven nerve detection and avoidance systems, NVM5® and NVJJB®, and Intra-Operative Monitoring (“IOM”) services and support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of the Company’s products, including the individual components of NuVasive’s MAS platform, can also be used in open or traditional spine surgery. The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical product offerings, IOM services, and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. The Company also recently launched integrated global alignment (“iGA™”), in which products and computer assisted technology help achieve more precise spinal alignment. The Company’s biologic product line offerings used to aid the spinal fusion process or bone healing process include Osteocel® Plus and Osteocel Pro allograft (donated human tissue) which are cellular matrix products containing viable mesenchymal stem cells (“MSCs”), as well as other allograft offerings, FormaGraft®, a collagen synthetic product, and AttraX®, a synthetic bone graft material that is currently available commercially only in select markets outside of the United States. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company has dedicated and continues to dedicate significant resources toward training spine surgeons around the world; both those who are new to its MAS product platform as well as previously MAS-trained surgeons attending advanced courses.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company has reclassified historically presented product offerings revenue to conform to the current year presentation. The reclassification had no impact on previously reported results of operations or financial position.

Change in Accounting Estimates

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

Business Transition Costs

The Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly associated to such activities. The nature of these costs is that of personnel costs that the Company believes arise and warrant specific disclosure. During the six months ended June 30, 2015, the Company incurred $6.4 million of such costs, which included a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board, which occurred in the first quarter 2015. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity compensation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

The Company exited its New Jersey location and terminated the respective lease to reduce its footprint on the east coast of the United States as part of a company-wide efficiency effort in order to match its business needs without adversely impacting its ability to deliver surgeon education and local customer fulfillment. As a result of this undertaking, the Company recognized restructuring and associated impairment charges of $2.3 million during the six months ended June 30, 2015 in addition to the $6.4 million recognized during 2014. The restructuring and impairment charges mainly consist of the future rental payments through 2017, net of estimated future sublease income, and elimination of related leasehold improvements and deferred rent liabilities. These charges are recorded in sales, marketing and administrative expense in the Consolidated Statements of Operations.

As of June 30, 2015, the total recorded liability associated with this early lease termination was $4.4 million and consists of future rental payments net of estimated sublease income through 2017. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets at June 30, 2015.

Litigation Liability Gain (Loss)

During the three months ended June 30, 2015, the Company received an unfavorable jury verdict in a general litigation matter, and recorded a $3.3 million litigation charge, including fees and costs. Settlement of the liability was funded out of restricted cash on June 30, 2015. This amount was offset by a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation. The Company had accrued $30.0 million related to a previous jury verdict in the litigation, and the Company settled the outstanding obligation subsequent to June 30, 2015. During the six months ended June 30, 2015, in addition to the aforementioned litigation matters, the Company recognized a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation, offset by a litigation loss of $13.8 million. See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $11.0 million and $9.5 million at June 30, 2015 and December 31, 2014, respectively.

Long-Lived Assets

Long-lived assets include surgical instruments, which are loaned to surgeons and hospitals who purchase implants, biologics and disposables for use in individual procedures, leasehold improvements, software, and intangible assets. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of its long-lived assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objectives. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets, which is determined by applicable market prices when available or other methods by utilizing unobservable inputs including discounted cash flow models. See Note 3 to the Unaudited Consolidated Financial Statements for further discussion.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The Company’s inventory consists primarily of purchased finished goods which includes specialized implants and disposables, and is stated at the lower of cost or market determined by utilizing a standard cost method which approximates the weighted average cost. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for such identified items. The inventory reserve was $26.4 million and $22.7 million at June 30, 2015 and December 31, 2014, respectively.

2.    Net Income (Loss) Per Share

The Company computes basic net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. Common stock equivalents include the Company’s stock options, employee stock purchase plan (“ESPP”), restricted stock units (“RSUs”), including those with performance conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes (see Note 6 to the Unaudited Consolidated Financial Statements).

The following table sets forth the computation of basic and diluted earnings or (loss) per share attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income (loss) available to the Company	$10,268	$(4,088)	$41,828	$(22,364)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	48,545	46,832	48,269	46,320
Dilutive potential common stock outstanding:
Stock options and ESPP	1,250	—	1,389	—
Restricted stock units	945	—	1,126	—
Senior Convertible Notes	941	—	916	—
Weighted average common shares outstanding for diluted	51,681	46,832	51,700	46,320
Basic net income (loss) per share attributable to the Company	$0.21	$(0.09)	$0.87	$(0.48)
Diluted net income (loss) per share attributable to the Company	$0.20	$(0.09)	$0.81	$(0.48)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Stock options, ESPP, and RSUs	126	8,949	74	8,409
Warrants	9,553	9,553	9,553	9,553
Senior Convertible Notes	—	9,553	—	9,553
Total	9,679	28,055	9,627	27,515

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Financial Instruments and Fair Value Measurements

The Company invests its excess cash in certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all such securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the Consolidated Statements of Operations and a new accounting cost basis for the security is established. The Company reviews its investments if there is an indicator of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of June 30, 2015, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented. Interest and dividends on securities classified as available-for-sale are also included in interest income on the Consolidated Statements of Operations. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

According to the Company’s investment policy, the Company maintains a diversified investment portfolio in terms of types, maturities, and credit exposure, and invests with institutions that have high credit quality. The Company does not currently hold financial instruments for speculative purposes.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows:

(in thousands, except years)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
Classified as current assets
Corporate notes	Less than 1	$118,409	$7	$(40)	$118,376
Securities of government-sponsored entities	Less than 1	63,185	12	(4)	63,193
Commercial paper	Less than 1	18,483	—	—	18,483
Short-term marketable securities		200,077	19	(44)	200,052
Classified as non-current assets
Corporate notes	1 to 2	27,948	5	(32)	27,921
Long-term marketable securities		27,948	5	(32)	27,921
Classified as restricted investments
Securities of government-sponsored entities	Less than 2	70,527	10	(19)	70,518
U.S. government treasury securities	Less than 2	52,709	51	(8)	52,752
Restricted investments		123,236	61	(27)	123,270
Total marketable securities at June 30, 2015		$351,261	$85	$(103)	$351,243

December 31, 2014:
Classified as current assets
Certificates of deposit	Less than 1	$282	$—	$—	$282
Corporate notes	Less than 1	129,037	8	(105)	128,940
Commercial paper	Less than 1	11,290	—	—	11,290
U.S. government treasury securities	Less than 1	1,500	1	—	1,501
Securities of government-sponsored entities	Less than 1	78,333	12	(29)	78,316
Short-term marketable securities		220,442	21	(134)	220,329
Classified as non-current assets
Corporate notes	1 to 2	14,082	—	(13)	14,069
Securities of government-sponsored entities	1 to 2	28,996	—	(23)	28,973
Long-term marketable securities		43,078	—	(36)	43,042
Classified as restricted investments
U.S. government treasury securities	Less than 2	51,331	13	(13)	51,331
Securities of government-sponsored entities	Less than 2	42,862	2	(54)	42,810
Restricted investments		94,193	15	(67)	94,141
Total marketable securities at December 31, 2014		$357,713	$36	$(237)	$357,512

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income (loss). Net foreign currency exchange gains (losses), which includes gains and losses from derivative instruments, were $(0.3) million and $0.1 million, for the three and six months ended June 30, 2015, respectively, and $(0.2) million and $0.1 million for the three and six months ended June 30, 2014, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect against fluctuations in earnings and cash flows that may rise from volatility in currency exchange rates. The Company uses foreign currency forward exchange contracts to hedge the currency exchange rate exposure from short-term intercompany receivables and payables denominated in a currency other than the reporting entity’s functional currency. Realized and unrealized gains or losses forward contracts are included in the determination of net income as the forward contracts are not designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. The foreign currency forward contracts effectively lock in the exchange rate at which the specific intercompany receivables and payables will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. The forward contracts are generally settled monthly. As of June 30, 2015 a notional principal amount of $22.0 million in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. The Company did not have notional principle amounts outstanding as of June 30, 2014.

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

The following table summarizes the fair values of derivative instruments at June 30, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2015	2014	Location	2015	2014
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$—	$—	Other current liabilities	*	*
Total derivatives		$—	$—		*	*

*De minimus amount recognized in the hedge relationship.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$502	Other (income) expense	$—
Total derivatives		$502		$—

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$(1,664)	Other (income) expense	$—
Total derivatives		$(1,664)		$—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the Levels of the fair value measurement hierarchy during the three and six months ended June 30, 2015 or June 30, 2014, respectively.

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2015 and December 31, 2014 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company’s capital lease obligations approximate their related fair values as of June 30, 2015 and December 31, 2014.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at June 30, 2015 and December 31, 2014 was approximately $511.1 million and $516.1 million, respectively. The carrying value of the Company’s Senior Convertible Notes is discussed in Note 6 to the Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent considerations are measured at fair value on a recurring basis, and are determined using the following inputs:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2015:
Money market funds	$28,716	$28,716	$—	$—
Corporate notes	146,297	—	146,297	—
Commercial paper	18,483	—	18,483	—
U.S. government treasury securities	52,752	52,752	—	—
Securities of government-sponsored entities	133,711	—	133,711	—
Total assets	$379,959	$81,468	$298,491	$—

December 31, 2014:
Money market funds	$39,963	$39,963	$—	$—
Certificates of deposit	282	282	—	—
Corporate notes	143,009	—	143,009	—
Commercial paper	11,290	—	11,290	—
U.S. government treasury securities	52,831	52,831	—	—
Securities of government-sponsored entities	150,101	—	150,101	—
Total assets	$397,476	$93,076	$304,400	$—
Acquisition-related liabilities, current	$(644)	$—	$—	$(644)
Total liabilities	$(644)	$—	$—	$(644)

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

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2015	2014
Fair value measurement at beginning of period	$644	$1,212
Change in fair value measurement included in operating expenses	(36)	44
Contingent consideration paid or settled	(608)	(608)
Fair value measurement at end of period	$—	$648

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the first quarter of 2014, the Company exited a portion of its New Jersey property and subsequently, in the first quarter of 2015, made a decision to terminate the respective lease.  Based on management’s assessment, during the six months ended June 30, 2015 and June 30, 2014, the Company recognized impairment charges of $0.9 million and $2.2 million, respectively, in leasehold improvement write-offs associated with the lease termination.

See Note 1 to the Unaudited Consolidated Financial Statements for further discussion on impairment analysis and leasehold related charges.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
June 30, 2015:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$79,008	$(32,281)	$46,727
Manufacturing know-how and trade secrets	12	21,801	(12,475)	9,326
Trade name and trademarks	11	9,500	(4,669)	4,831
Customer relationships	8	44,326	(25,872)	18,454
Total intangible assets subject to amortization	10	$154,635	$(75,297)	$79,338

Intangible assets not subject to amortization:
In-process research and development				$10,640
Goodwill				$154,305

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2014:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$79,008	$(27,760)	$51,248
Manufacturing know-how and trade secrets	12	21,879	(11,640)	10,239
Trade name and trademarks	11	9,500	(4,264)	5,236
Customer relationships	8	43,153	(23,961)	19,192
Total intangible assets subject to amortization	10	$153,540	$(67,625)	$85,915

Intangible assets not subject to amortization:
In-process research and development				$10,640
Goodwill				$154,443

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total expense related to the amortization of intangible assets was $3.9 million and $3.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $7.7 million and $7.5 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Intangible assets acquired in a business combination that are used for in-process research and development activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use. Intangible assets acquired in an asset purchase that are used for in-process research and development are expensed as incurred.

The Company made a payment of $27.4 million during the six months ended June 30, 2015 associated with the intangible assets which were accrued for as of December 31, 2014 in accounts payable and accrued liabilities.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2015 is set forth in the table below:

(in thousands)
Remaining 2015	$7,640
2016	15,015
2017	12,668
2018	11,644
2019	10,289
2020	9,878
Thereafter through 2027	12,204
Total future amortization expense	$79,338

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

Investment in Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders (the Progentix Shareholders) pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the Initial Investment). As of June 30, 2015, NuVasive has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. NuVasive is not obligated to provide additional funding.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with authoritative guidance, the Company has determined that Progentix is a variable interest entity (“VIE”), as it does not have the ability to finance its activities without additional subordinated financial support and its equity investors will not absorb their proportionate share of expected losses and will be limited in the receipt of the potential residual returns of Progentix. Additionally, pursuant to this guidance, NuVasive is considered a primary beneficiary as NuVasive has both the power to direct the economically significant activities of Progentix and the obligation to absorb losses of, or the right to receive benefits from, Progentix. Accordingly, the financial position and results of operations of Progentix have been included in the Company’s consolidated financial statements from the date of the Initial Investment. The liabilities recognized as a result of consolidating Progentix do not represent additional claims on the Company’s general assets. The creditors of Progentix have claims only on the assets of Progentix, which are not material, and the assets of Progentix are not available to NuVasive.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Total current assets	$518	$839
Identifiable intangible assets, net	13,702	13,935
Goodwill	12,654	12,654
Other long-term assets	1	1
Accounts payable and accrued expenses	515	542
Deferred tax liabilities, net	2,770	2,770
Non-controlling interests	7,919	8,310

The following is a reconciliation of equity (net assets) attributable to the non-controlling interests:

	Six Months Ended June 30,
(in thousands)	2015	2014
Non-controlling interests at beginning of period	$8,310	$9,086
Less: Net loss attributable to the non-controlling interests	391	438
Non-controlling interests at end of period	$7,919	$8,648

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	June 30, 2015	December 31, 2014
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(33,999)	(41,754)
Total Senior Convertible Notes	$368,501	$360,746

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

The cash conversion feature of the 2017 Notes (the “Embedded Conversion Derivative”) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability and debt discount of $88.9 million upon issuance of the 2017 Notes without authorization of issuing additional common stock for the conversion.  Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative liability was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $39.5 million in other income for change in fair value measurement and $49.4 million in additional paid-in-capital during 2011. The debt discount of $88.9 million is recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. The interest expense recognized on the 2017 Notes during the three months ended June 30, 2015 includes $2.8 million and $3.9 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2015 includes $5.5 million and $7.8 million for the contractual coupon interest and the accretion of the debt discount, respectively. During the three months ended June 30, 2014, interest expense recognized on the 2017 Notes includes $2.8 million and $3.6 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2014 includes $5.5 million and $7.2 million for the contractual coupon interest and the accretion of the debt discount, respectively. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually. The Company uses the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average common shares outstanding for diluted earnings per share.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017 Hedge

In connection with the offering of the 2017 Notes, the Company entered into the 2017 Hedge with the initial purchasers and/or their affiliates (the “2017 Counterparties”) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million and accounted for as derivative assets upon issuance of the 2017 Notes. Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative asset was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $37.1 million in other expense for the change in fair value measurement and $43.0 million in additional paid-in-capital during 2011. The 2017 Hedge will expire on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge. An assumed exercise of the 2017 Hedge by the Company is considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2017 Warrants

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

7.   Stock-Based Compensation

The Company estimates the fair value of stock options issued under its equity incentive plans and shares issued to shareowners under its employee stock purchase plan using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The fair value of restricted stock units (“RSUs”) including performance RSU (“PRSUs”) with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSU with pre-defined performance criteria is adjusted with probability of achievements at each period end. The fair value of the PRSUs that are earned based on the achievement of pre-defined market conditions for total shareholder return (“TSR PRSUs”) is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate. The fair value of equity instruments that are expected to vest are recognized and amortized on an accelerated basis over the requisite service period.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Sales, marketing and administrative expense	$5,446	$8,251	$12,723	$15,437
Research and development expense	373	483	632	947
Cost of goods sold	63	51	138	165
Stock-based compensation expense before taxes	5,882	8,785	13,493	16,549
Related income tax benefits	(2,353)	(3,514)	(5,397)	(6,620)
Stock-based compensation expense, net of taxes	$3,529	$5,271	$8,096	$9,929

At June 30, 2015, there was $46.9 million of unamortized compensation expense for stock options, restricted stock units and performance-based restricted stock units to be recognized over a weighted average period of 2.7 years.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
ESPP
Volatility	42%	44%	43%	46%
Expected term (years)	1.3	1.2	1.3	1.2
Risk free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividend yield	—%	—%	—%	—%

Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of NuVasive’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of NuVasive common stock on (i) the commencement date of the two-year or six-month offering period (depending on the purchase period enrolled), or (ii) the respective purchase date.

The Company has not granted any options since 2011.

The Company issued approximately 1.5 million and 2.2 million shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and six months ended June 30, 2015, respectively, and issued approximately 1.0 million shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2014.

Restricted Stock Units

RSUs represent a right to receive shares of common stock at a future date determined in accordance with the terms and conditions of a participant’s award agreement (issued under either our 2004 Amended and Restated Equity Incentive Plan (as previously amended, the “2004 EIP”) or the 2014 Equity Incentive Plan of NuVasive, Inc. (the “2014 EIP”)). No exercise price or other monetary payment is required for receipt of RSUs or the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company. The Company has granted time-based RSUs with graded vesting terms of up to four years. The Company has also granted PRSUs with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required) and for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, including revenue targets, total shareholder return, or earnings per share over pre-determined periods of time. Share payout levels range from 0 to 250% depending on the respective terms of an award.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued an immaterial amount of shares and approximately 1.3 million shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and six months ended June 30, 2015, respectively, and issued approximately 1.4 million shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2014.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2015, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: losses associated with our global initiative, nondeductible compensation, return to provision adjustments, period interest on uncertain tax benefits and disqualifying dispositions of qualified stock grants. The Company’s effective tax rate recorded for the six months ended June 30, 2015 was 39%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to the Company’s unrecognized tax benefits during the six months ended June 30, 2015. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company completed its audit with the state of Minnesota during the quarter with no material adjustments. The only active income tax audit being conducted as of June 30, 2015 is by the state of New York. With few exceptions, the Company is subject to tax examinations by U.S. federal, state and non-U.S. taxing authorities for all years due to loss and tax credit carryforwards. The Company believes that adequate provisions have been recorded for adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs, though the potential impact on the Consolidated Statements of Operations would not be expected to be material.

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

The Company operates under two distinct product line offerings for revenue: spine surgery products, and biologics. The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical product offerings, IOM services, and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. The Company’s biologics product line offerings includes allograft (donated human tissue), FormaGraft (a collagen synthetic product), Osteocel Plus and Osteocel Pro (each an allograft cellular matrix containing viable mesenchymal stem cells, or MSCs), and AttraX (a synthetic bone graft material), all of which are used to aid the spinal fusion or bone healing process.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by product line offerings was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Spine surgery products	$169,972	$157,840	$329,026	$305,845
Biologics	32,938	32,837	66,267	62,327
Total Revenue	$202,910	$190,677	$395,293	$368,172

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2015	2014	2015	2014	2015	2014
United States	$178,023	$167,077	$347,949	$325,470	$115,272	$105,022
International (excludes Puerto Rico)	24,887	23,600	47,344	42,702	26,804	23,543
Total	$202,910	$190,677	$395,293	$368,172	$142,076	$128,565

10.    Commitments

Licensing and Purchasing Agreements

As of June 30, 2015, the Company has obligations under certain consultancy arrangements to pay up to approximately $23.1 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved.  In early 2014, the Company paid $6.2 million in aggregate – $3.0 million in cash and $3.2 million in common shares – in connection with these agreements.  There were no accrued liabilities recognized as of June 30, 2015 and December 31, 2014 related to these payments.

Executive Severance Plans

The Company is party to certain agreements with its key executives that provide for certain payments if an executive is terminated for reasons other than cause, as defined in those agreements. At June 30, 2015, the maximum future contractual commitments for such key executives were approximately $22.2 million, excluding the acceleration of equity vesting, which is called for in certain circumstances by the applicable agreements.

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. In the first quarter of 2015 and during the six months ended June 30, 2015, the Company had a gain of $56.4 million related to a litigation accrual change resulting from the legal proceedings in Phase 1 of the Medtronic litigation whereby the damages award by the jury was overturned, and a gain of $2.8 million in litigation accrual change related to settlement of the NeuroVision trademark litigation. These amounts were offset by a litigation charge of $13.8 million related to the OIG investigation and a $3.3 million litigation charge in a general litigation matter. Refer to the subsequent section herein titled “Legal Proceedings” for further information.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The first phase of the case included three Medtronic patents and one Company patent. The initial trial on the first phase of the case concluded on September 20, 2011 in the U.S. District Court for the Southern District of California, and a jury delivered an unfavorable verdict against the Company with respect to the three Medtronic patents and a favorable verdict with respect to the one Company patent at issue, including a monetary damages award of approximately $101.2 million to Medtronic (the “2011 verdict”). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court and on June 11, 2013, the District Court granted the parties ongoing royalties with respect to the two Medtronic patents and the one Company patent remaining in the first phase of the case (the “June 2013 ruling”).

Both parties filed appeals to the U.S. Court of Appeals for the Federal Circuit. On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”). The case has been remanded back to the District Court for further proceedings to determine a proper damages award, and no retrial date has been set on this phase of the litigation. As a result of the affirmation of the infringement and remand for a new trial on damages, the Company assessed the existing liability under the loss contingency framework and – in accordance with applicable accounting guidance – believes the most appropriate accrual estimate within the possible range dictated by such guidance is $87.4 million. This amount represents liability for the infringement of the two Medtronic patents for infringing products at historically supplied rates from the date of infringement to the current period. The liability does not include an accrual for lost profits or convoyed products. A liability associated with this matter has been recorded in non-current litigation liabilities. In prior periods, the Company recorded the respective liabilities (as estimated) in non-current litigation liabilities and the accrued royalties in accrued liabilities. The Company does not agree with the previously-ruled royalty rates, and intends to rigorously pursue appropriate rates during the new trial on damages. Nonetheless, in the interim, the Company has applied the previously-ruled royalty rates when calculating the appropriate estimate. As a result of the adjustment, the Company has recorded an adjustment of $56.4 million as a gain in its Consolidated Statements of Operations.

On March 19, 2012, in connection with these proceedings, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. These funds are included in restricted cash and investments on the Company’s June 30, 2015 Consolidated Balance Sheet. Subsequent to June 30, 2015, the Company transferred the funds in escrow, approximately $114.1 million, into its unrestricted investment accounts as a result of the March 2nd Court of Appeals Decision. See Note 13 to the Unaudited Consolidated Financial Statements for further discussion.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, the Company accrued royalties at the royalty rates stated in the 2011 verdict on sales subsequent to the 2011 verdict and through March 31, 2013. After the June 2013 ruling, the Company (i) began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and (ii) recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. Based on the June 2013 ruling, the Company agreed to escrow funds to secure accrued royalties as well as future ongoing royalties. However, in light of the March 2nd Court of Appeals Decision, escrowed funds will be released to the Company and, absent a court order the Company is no longer required to escrow such funds until damages are ultimately determined. Additionally, the Company has modified its accrual from the 2011 verdict as a result of the March 2, 2015 Court of Appeals Decision as previously discussed.

With respect to the favorable verdict delivered regarding the one Company patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at June 30, 2015. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one Company patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of June 30, 2015.

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

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various Company spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic’s U.S. Patent No. 8,021,430, that the Company’s Osteocel Plus bone graft product infringes Medtronic’s U.S. Patent No. 5,676,146, (“146 Patent”) and that the Company’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic’s U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, the Company counterclaimed alleging infringement by Medtronic of the Company’s U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design) (“922 Patent”), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office. Both parties brought motions for summary judgment addressing the remaining patents, Medtronic’s 146 Patent and the Company’s 922 Patent but the District Court has not yet issued a final decision regarding summary judgment. No trial date has been set in this third phase of the litigation. At June 30, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (NMP) filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company. The verdict awarded damages to NMP of $60.0 million. NuVasive appealed the judgment, and during pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million. In September 2012, the Court of Appeals reversed and vacated the judgment and ordered the case back to the District Court for a new trial before a different judge.  As a result, the full $62.5 million was released from escrow and returned to the Company.  Retrial of the matter began on March 25, 2014, and on April 3, 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million. On September 4, 2014, the Company filed a notice of appeal.  The Court entered judgment and ordered a permanent injunction on September 24, 2014, enjoining the Company’s future use of the NeuroVision trademark to market or promote its products. The Court also entered an order canceling the Company’s NeuroVision trademark registrations, but that order is stayed pending the appeal process. On December 2, 2014, the Court denied NMP’s motion for attorneys’ fees, costs, and prejudgment interest, and NMP filed a notice of appeal on December 17, 2014. The appeals were consolidated on February 2, 2015. Subsequent to June 30, 2015, the Company agreed to settle all outstanding matters with NMP for $27.2 million. In accordance with the authoritative guidance on subsequent events and the attribution of loss contingencies, the Company has deemed the settlement a type I event under the authoritative subsequent events guidance, and accordingly, in conjunction with accounting guidance attributable to loss contingencies has adjusted its litigation accrual from $30.0 million to $27.2 million at June 30, 2015, which is recorded in short-term liabilities commensurate with the restricted assets. The $2.8 million gain resulting from the litigation accrual adjustment was recorded in the Statement of Operations during the three months ended June 30, 2015. The Company previously escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds accrue interest and are included in short-term restricted cash and investments in the Consolidated Balance Sheets until funding of the settlement subsequent to June 30, 2015.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff (“Plaintiff”) filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The District Court granted the Company’s motion to dismiss the Amended Complaint and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014, and the District Court once again granted the Company’s motion to dismiss the complaint with leave to amend. On December 23, 2014 Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss, and while the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint. The Company moved to dismiss the Fourth Amended Complaint and the motion is pending. At June 30, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

12.    Regulatory Matter

In 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In April 2015, the Company announced that it had reached an agreement in principle with the U.S. Department of Justice (“DOJ”) to settle this matter, and in July 2015, the Company entered into a definitive settlement agreement. Under the terms of the agreement, the Company has agreed to pay $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The Company was not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $13.8 million liability related to this matter, which is included in the Consolidated Statements of Operations during the six months ended June 30, 2015.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Subsequent Events

Medtronic Litigation

As a result of the March 2, 2015 Court of Appeals decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper, the Company was no longer required to escrow funds related to Phase 1 of the ongoing litigation with Medtronic. Subsequent to June 30, 2015, the funds in escrow, approximately $114.1 million, were transferred to the Company’s unrestricted investment accounts from the Company’s long-term restricted cash and investments.

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

Overview

We are the third largest global medical device company in the global spine market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery (including biologics), a combined market estimated to be approximately $9.0 billion globally in 2015. Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring, or IOM support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. We also recently launched iGA, in which products and computer assisted technology help achieve more precise spinal alignment. Our biologic product line offerings used to aid the spinal fusion process or bone healing include Osteocel Plus and Osteocel Pro allograft (donated human tissue), which are cellular matrix products containing viable mesenchymal stem cells, or MSCs, as well as other allograft offerings, FormaGraft, a collagen synthetic product, and AttraX, a synthetic bone graft material, currently available commercially only in select markets outside of the United States. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally-integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS product platform as well as previously MAS-trained surgeons attending advanced training courses.

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

In recent years, we have significantly expanded our product offerings relating to procedures in the cervical spine. Our cervical product offering now provides a full set of solutions for cervical, both motion preservation and fusion surgery, including allograft and synthetic implants, as well as cervical plating and posterior fixation products.

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Our primary business model is to loan its MAS systems to surgeons and hospitals that use such systems to perform individual procedures, with the hospitals purchasing implants, biologics and disposables in each such case. In addition, for larger customers, our proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them, facilitating the hospital’s purchase of disposables for such machines from us. Our implants, biologics and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised of exclusive independent sales agents and directly-employed sales employees, who we refer to as “shareowners”, both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expenses line. We continue to invest in our expansion of international sales efforts with the focus on European, Asian and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.

During the six months ended June 30, 2015, specifically in the first quarter, our former Chief Executive Officer and Chairman of the Board resigned from such roles, and in the second quarter our Board of Directors appointed Gregory T. Lucier, a Director since 2013, to be our Chief Executive Officer and Chairman of the Board.

Results of Operations

Revenue

	June 30,
(in thousands, except %)	2015	2014	$ Change	% Change
Three Months Ended
Revenue
Spine surgery products	$169,972	$157,840	$12,132	8%
Biologics	32,938	32,837	101	0%
Total revenue	$202,910	$190,677	$12,233	6%
Six Months Ended
Revenue
Spine surgery products	$329,026	$305,845	$23,181	8%
Biologics	66,267	62,327	3,940	6%
Total revenue	$395,293	$368,172	$27,121	7%

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

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2015 will continuously come primarily from share gains in the shift toward less invasive spinal surgery and international growth.

Our total revenues increased $12.2 million and $27.1 million during the three and six months ended June 30, 2015, respectively, representing total revenue growth of 6% and 7%, respectively, compared to the same periods in 2014.

Revenue from our spine surgery products increased $12.1 million and $23.2 million, or 8%, during the three and six months ended June 30, 2015, compared to the same periods in 2014. For both periods this increase resulted from an increase in volume of approximately 11%, offset by unfavorable changes in both price, of 1%, and foreign currency fluctuation of approximately 2%, compared to the same periods in 2014.

Revenue from biologics increased $3.9 million, or 6%, during the six months ended June 30, 2015 compared to the same period in 2014, which was primarily due to an increase in volume.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2015	2014	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$48,415	$44,836	$3,579	8%
% of total revenue	24%	24%
Six Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$94,079	$88,130	$5,949	7%
% of total revenue	24%	24%

Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM services, which includes personnel and physician oversight costs. To date, foreign currency fluctuations have not materially impacted our cost of goods sold.

Cost of goods sold as a percentage of revenue remained consistent in the three and six months ended June 30, 2015 compared to the same periods in 2014. Improvements in gross margin as a result of expiring royalty obligations for certain product lines and inventory management efficiencies was partially offset by obsolescence of existing products due to our new product launch, sales price decreases and a shift of revenue mix towards lower margin products and countries.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015		2014
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$115,317	57%	$116,970	61%	(1,653)	(1)%
Research and development	8,782	4%	10,067	5%	(1,285)	(13)%
Amortization of intangible assets	2,974	1%	3,473	2%	(499)	(14)%
Impairment of intangible assets	—	0%	10,708	6%	(10,708)	*
Litigation liability (gain) loss	568	0%	—	0%	568	*
Business transition costs	991	0%	—	0%	991	*

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015		2014
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$231,413	59%	$235,074	64%	(3,661)	(2)%
Research and development	18,046	5%	19,522	5%	(1,476)	(8)%
Amortization of intangible assets	5,970	2%	7,470	2%	(1,500)	(20)%
Impairment of intangible assets	—	—%	10,708	3%	(10,708)	*
Litigation liability (gain) loss	(42,007)	(11)%	30,000	8%	(72,007)	(240)%
Business transition costs	6,364	2%	—	—%	6,364	*

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

Sales, marketing and administrative expenses decreased by $1.7 million or 4% as a percentage of revenue during the three months ended June 30, 2015, compared to the same period in 2014, primarily related to decreases in shareowner stock-based compensation, shareowner travel expenses, and freight expenses, partially offset by increases in depreciation of loaned systems and instrument sets and expenses for third party service providers.

Sales, marketing and administrative expenses decreased by $3.7 million or 5% as a percentage of revenue during the six months ended June 30, 2015, compared to the same period in 2014, primarily related to decreases in shareowner stock-based compensation, shareowner travel expenses, freight expenses, legal expenses, and a decrease in facilities expense related to the 2014 charge resulting from exiting the majority of our New Jersey lease prior to the end of the lease term. These decreases were partially offset by increases in distributor commissions as a function of the increase in revenue, depreciation, and expenses for third party service providers.

As a percentage of revenue, sales, marketing and administrative expenses decreased during the three and six months ended June 30, 2015 compared to the same periods in 2014 due to improved operating efficiencies. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense decreased by $1.3 million and $1.5 million, and as a percentage of revenue the expense remained consistent, during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease is primarily related to the acquisition of research and development intangible assets expensed in 2014.

On a long-term basis, excluding unique items, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Amortization of Intangible Assets

Amortization expense decreased $0.5 million and $1.5 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to certain intangible assets reaching the end of their useful lives subsequent to June 30, 2014.

Litigation Liability Gain (Loss)

Litigation liability loss for the three months ended June 30, 2015 relates to the $3.3 million litigation charge assessed in a general litigation matter, partially offset by a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation subsequent to June 30, 2015 for which we had previously accrued $30.0 million. Litigation liability gain for the six months ended June 30, 2015 primarily relates to the $56.4 million gain as a result of the ruling by the Court of Appeals in connection with Phase 1 of the Medtronic litigation, which revised the award for lost profits and convoyed sales. This amount, in addition to the aforementioned litigation matters, was offset by a litigation charge of $13.8 million related to settlement of the OIG investigation. The litigation liability loss for the six months ended June 30, 2014 was the $30.0 million accrual related to the unfavorable jury verdict in the NeuroVision trademark litigation. For more details on the Company’s contingency and regulatory matters, refer to Note 11 and Note 12 to the Unaudited Consolidated Financial Statements.

Business Transition Costs

The Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly related to such activities. The nature of these costs is that of personnel costs that the Company believes arise and warrant specific disclosure. During the three and six months ended June 30, 2015, the Company incurred $1.0 million and $6.4 million of such costs, respectively, which included a $3.4 million charge in the first quarter associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity compensation.

Interest and Other Expense, Net

Total interest and other expense, net, consists principally of interest expense incurred on our 2017 Senior Convertible Notes, and other income (expense), offset by income earned on marketable securities. Total interest expense, net, was relatively consistent during the three and six months ended June 30, 2015 compared to the same periods in 2014. Other income (expense), which includes foreign currency exchange and derivative instrument gains (losses), was $(0.3) million and $0.1 million, net of foreign currency hedges during the three and six months ended June 30, 2015, respectively, and $(0.2) million and $0.1 million during the three and six months ended June 30, 2014, respectively. Our currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen.

Income Tax Expense (Benefit)

	June 30,
(in thousands, except %)	2015	2014
Three Months Ended
Income tax expense (benefit)	$8,644	$1,942
Effective income tax rate	46%	(83)%
Six Months Ended
Income tax expense (benefit)	26,529	(13,153)
Effective income tax rate	39%	37%

The provision for income taxes expense (benefit) as a percentage of pre-tax income from continuing operations was 46% for the three months ended June 30, 2015 compared with (83)% for the three months ended June 30, 2014. The rate was higher in the second quarter of 2015 than in the second quarter of 2014 due primarily to large prior year losses in jurisdictions where we receive no tax benefit offset by discrete benefits associated with disqualifying dispositions of stock. The 2015 effective tax rate of 46% was higher than the statutory federal income tax rate of 35% due primarily to losses in foreign jurisdictions for which we receive no tax benefit and the unfavorable impact of our global initiative.

The provision for income taxes expense (benefit) as a percentage of pre-tax income from continuing operations was 39% for the six months ended June 30, 2015 compared with 37% for the six months ended June 30, 2014. The rate was higher in 2015 than in 2014 due primarily to higher domestic earnings offset by lower losses without benefit and discrete benefits associated with executive compensation. The discrete benefit associated with executive compensation was recorded during the first quarter of 2015. The 2015 effective tax rate of 39% was higher than the statutory federal income tax rate of 35% due primarily to losses in jurisdictions where we receive no tax benefit.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful vertical integration of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. We believe our current cash and cash equivalents, investments and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future. In the event that we were to access the debt market, we believe we could do so at reasonable borrowing costs.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material cash flow exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United State dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our short-term intercompany receivables and payables between our domestic and international operations. At June 30, 2015, the cash balance held by our foreign subsidiaries was approximately $23.9 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand its existing operations outside the United States. In the event that we needed to utilize that cash in the United States we do not expect it would drive significant incremental tax obligations. As of June 30, 2015, $19.4 million of accounts receivable was held in currency other than the United States dollar. We have operations in markets in which there is governmental instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations in Puerto Rico, Greece, Argentina and Venezuela.  We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. These funds are included in restricted cash and investments in our June 30, 2015 Consolidated Balance Sheet. During 2013, we and Medtronic entered into a settlement agreement fully resolving the second phase of the case and we made a one-time payment to Medtronic of $7.5 million.  In March 2015, the Court of Appeals ruled in favor of us, overturning the previous ruling that Medtronic was entitled to lost profits. We have thus reduced our royalty accrual and long-term litigation liability by $56.4 million during the six months ended June 30, 2015. Accordingly, our accrual for the Medtronic litigation as of June 30, 2015 was $87.4 million in long-term liabilities. As a result of the March 2, 2015 Court of Appeals decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against us as improper we were no longer required to escrow funds related to Phase I of the ongoing litigation.  Subsequent to June 30, 2015, the funds in escrow, approximately $114.1 million, were returned to our unrestricted investment accounts from our long-term restricted cash and investments. In the event we have a significant cash outflow related to the litigation, the cash will be funded through our unrestricted cash and investments. See Note 11 and Note 13 to the Unaudited Consolidated Financial Statements for further discussion. We do not expect any significant incremental cash outlay as a result of the litigation.

On April 3, 2014, an unfavorable jury verdict was delivered against us relating to our use of the trade name “NeuroVision”. At that time, we established a liability of $30.0 million for this matter. Subsequent to June 30, 2015, we agreed to settle all outstanding matters related to this matter for $27.2 million. We previously escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds accrue interest and are included in short-term restricted cash and investments in the Consolidated Balance Sheets until funding of the settlement subsequent to June 30, 2015.

In 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services, or the OIG, in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In April 2015, we announced that we had reached an agreement in principle with the U.S. Department of Justice (“DOJ”) to settle this matter, and in July 2015, we entered into a definitive settlement agreement. Under the terms of the agreement, we have agreed to pay $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. We were not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In accordance with the authoritative guidance on the evaluation of loss contingencies, we recorded a $13.8 million liability related to this matter in the first quarter 2015, which is included in the Consolidated Statements of Operations during the six months ended June 30, 2015.

Cash, cash equivalents and marketable securities was $306.6 million and $405.8 million at June 30, 2015 and December 31, 2014, respectively. We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. The change in cash during the six months ended June 30, 2015 was mainly driven by our funding of the trademark infringement litigation escrow of $32.5 million, cash tax payments on behalf of shareowners with net share settlement of $43.9 million, cash paid for purchased intangibles of $28.6 million that includes $27.4 million which was accrued for in the fourth quarter of 2014, and ordinary seasonal payments such as income tax obligations and annual bonuses. At June 30, 2015, we have cash and investments totaling $152.5 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $35.2 million for the six months ended June 30, 2015, compared to $48.3 million for the same period in 2014. The $13.1 million decrease in cash provided by operating activities was primarily due to increases in cash tax obligations, partially offset by a decrease in accounts receivable, during the six months ended June 30, 2015 compared to the same period in 2014.

Cash Flows from Investing Activities

Cash used in investing activities was $72.1 million for the six months ended June 30, 2015, compared to $58.0 million for the same period in 2014. The $14.1 million increase in cash used in investing activities was primarily due to the payment for the purchase of intangible assets previously accrued for in the fourth quarter of 2014, and an increase in purchases of property and equipment primarily related to instruments in connection with new product launches.

Cash Flows from Financing Activities

Cash used in financing activities was $26.3 million for the six months ended June 30, 2015, compared to $13.0 million of cash provided by financing activities for the same period in 2014. The $39.3 million increase in cash used in financing activities was primarily due to net share settlements which result in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligation from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes, which we refer to as the 2017 Notes, with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year.

In connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, which we refer to as the 2017 Hedge, with the initial purchasers and/or their affiliates, which we refer to as the Counterparties, entitling us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2017 Hedge.

In addition, we sold warrants, which we refer to as the 2017 Warrants, to the Counterparties to acquire up to 477,654 shares of our Series A Participating Preferred Stock, at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is initially convertible into 20 shares of our common stock. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares.  It is our current intent and policy to settle all conversions in shares of our common stock, should the conversion occur.  We received $47.9 million in cash proceeds from the sale of the 2017 Warrants. The 2017 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year-to-date period) exceeds the strike price of the 2017 Warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and there have been no material changes during the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of June 30, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2015. Based on such evaluation, our management has concluded that as of June 30, 2015, the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 11 “Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

Risks Related to Our Intellectual Property and Litigation

We are currently involved in patent litigation involving Medtronic, and, if we do not prevail in the litigation, we could be liable for substantial damages and might be prevented from making, using, selling, offering to sell, importing or exporting certain of our products.

On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of the Company’s CoRoent XL implants and 8.25% on certain of the Company’s MaXcess III retractors and related products (the “June 2013 ruling”).

On August 20, 2013, the Company and Medtronic filed their respective notices of appeal to the U.S. Court of Appeals for the Federal Circuit.  On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”).  Significantly, the Court of Appeals held that the damages award was erroneous because Medtronic was not permitted to recover damages for lost profits or for the sale of ancillary or “convoyed” products.  Medtronic’s subsequent petition for rehearing was denied. The case has been remanded back to the District Court for further proceedings to determine a proper damage award, and no trial date has been set.

We entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling relating to ongoing royalties, the Company would have been required to escrow funds to secure accrued royalties. Subsequent to June 30, 2015, the Company transferred the funds in escrow, approximately $114.1 million, into its unrestricted investment accounts as a result of the March 2nd Court of Appeals Decision. See Note 13 to the Unaudited Consolidated Financial Statements for further discussion.

In August 2012, Medtronic filed additional patent claims (Phase 3) against us alleging that various Company spinal implants (including our CoRoent XL family of spinal implants) and NuVasive’s Osteocel Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic’s MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion (“DLIF”) procedure infringe eight Company patents. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office, and only two patents, Medtronic’s U.S. Patent No. 5,676,146 and the Company’s U.S. Patent No. D652,922, are at issue in Phase 3 of the case.  No trial date has been set.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)

10.1#	Letter Agreement by and between the Company and Mr. Gregory T. Lucier dated May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2015)

10.2#

NuVasive, Inc. Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement, granted to Mr. Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2015)

10.3#

NuVasive, Inc. Notice of Grant of “Inducement” Performance Restricted Stock Units and Award Agreement, granted to Mr. Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2015)

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

NUVASIVE, INC.

Date:	July 28, 2015	By: /s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2015	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)

10.1#	Letter Agreement by and between the Company and Mr. Gregory T. Lucier dated May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2015)

10.2#

NuVasive, Inc. Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement, granted to Mr. Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2015)

10.3#

NuVasive, Inc. Notice of Grant of “Inducement” Performance Restricted Stock Units and Award Agreement, granted to Mr. Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 26, 2015)

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