Form 10-Q
period 2015-09-30
NUVASIVE INC
filed 2015-10-27
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were 49,097,008 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$141,328	$142,387
Short-term marketable securities	196,037	220,329
Accounts receivable, net of allowances of $5,849 and $5,844, respectively	115,579	118,959
Inventory, net	164,867	154,638
Deferred and prepaid taxes	73,420	59,233
Prepaid expenses and other current assets	7,279	10,325
Total current assets	698,510	705,871
Property and equipment, net	140,474	128,565
Long-term marketable securities	113,793	43,042
Intangible assets, net	86,190	96,555
Goodwill	154,324	154,443
Deferred tax assets, non-current	49,614	65,330
Restricted cash and investments	5,615	123,233
Other assets	23,444	26,420
Total assets	$1,271,964	$1,343,459
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,545	$133,324
Accrued payroll and related expenses	32,767	38,032
Litigation liabilities	937	30,000
Deferred and income tax liabilities	2,066	13,543
Total current liabilities	99,315	214,899
Senior convertible notes	372,485	360,746
Deferred and income tax liabilities, non-current	8,177	12,526
Non-current litigation liabilities	87,553	93,700
Other long-term liabilities	12,742	13,230
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2015 and December 31, 2014, 52,099,475 and 47,691,744 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	52	48
Additional paid-in capital	973,481	847,145
Accumulated other comprehensive loss	(11,323)	(9,670)
Accumulated deficit	(132,150)	(186,938)
Treasury stock at cost; 3,015,033 shares and 233,369 shares at September 30, 2015 and December 31, 2014, respectively	(146,077)	(10,537)
Total NuVasive, Inc. stockholders’ equity	683,983	640,048
Non-controlling interests	7,709	8,310
Total equity	$691,692	$648,358
Total liabilities and equity	$1,271,964	$1,343,459

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2015	2014	2015	2014
Revenue	$200,538	$189,918	$595,831	$558,090
Cost of goods sold (excluding below amortization of intangible assets)	49,167	47,719	143,246	135,849
Gross profit	151,371	142,199	452,585	422,241
Operating expenses:
Sales, marketing and administrative	111,384	113,746	342,797	348,820
Research and development	9,199	9,068	27,245	28,590
Amortization of intangible assets	3,067	3,071	9,037	10,541
Impairment of intangible assets	—	—	—	10,708
Litigation liability (gain) loss	(500)	—	(42,507)	30,000
Business transition costs	110	—	6,474	—
Total operating expenses	123,260	125,885	343,046	428,659
Interest and other expense, net:
Interest income	362	241	1,125	691
Interest expense	(7,307)	(6,965)	(21,675)	(20,809)
Other income (expense), net	387	(2,489)	530	(2,318)
Total interest and other expense, net	(6,558)	(9,213)	(20,020)	(22,436)
Income (loss) before income taxes	21,553	7,101	89,519	(28,854)
Income tax (expense) benefit	(8,803)	(9,088)	(35,332)	4,065
Consolidated net income (loss)	$12,750	$(1,987)	$54,187	$(24,789)
Add back net loss attributable to non-controlling interests	$(210)	$(157)	$(601)	$(595)
Net income (loss) attributable to NuVasive, Inc.	$12,960	$(1,830)	$54,788	$(24,194)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.26	$(0.04)	$1.13	$(0.52)
Diluted	$0.24	$(0.04)	$1.05	$(0.52)
Weighted average shares outstanding:
Basic	48,993	46,990	48,513	46,546
Diluted	53,199	46,990	52,202	46,546

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2015	2014	2015	2014
Consolidated net income (loss)	$12,750	$(1,987)	$54,187	$(24,789)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	57	(29)	201	(103)
Translation adjustments, net of tax	(410)	(2,579)	(1,854)	(566)
Other comprehensive (loss)	(353)	(2,608)	(1,653)	(669)
Total consolidated comprehensive income (loss)	12,397	(4,595)	52,534	(25,458)
Net loss attributable to non-controlling interests	210	157	601	595
Comprehensive income (loss) attributable to NuVasive, Inc.	$12,607	$(4,438)	$53,135	$(24,863)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
(unaudited)	2015	2014
Operating activities:
Consolidated net income (loss)	$54,187	$(24,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,006	46,521
Amortization of non-cash interest	13,255	12,244
Stock-based compensation	20,570	24,779
Impairment of intangible assets	—	10,708
Deferred income taxes	37,047	—
Reserves on current assets	7,232	4,062
Other non-cash adjustments	13,127	11,317
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,163	(5,519)
Inventory	(19,768)	(27,190)
Prepaid expenses and other current assets	2,512	(1,837)
Accounts payable and accrued liabilities	8,828	11,485
Income taxes	(52,739)	(7,898)
Accrued royalties	(46,999)	12,450
Litigation liability	(35,333)	30,000
Accrued payroll and related expenses	(5,080)	151
Net cash provided by operating activities	48,008	96,484
Investing activities:
Acquisitions and other investments	(1,357)	(59)
Purchases of intangible assets	(28,589)	—
Purchases of property and equipment	(59,905)	(45,692)
Proceeds from sales of property and equipment	40	—
Purchases of marketable securities	(320,177)	(177,850)
Proceeds from sales of marketable securities	272,666	142,051
Purchases of restricted investments	(62,625)	—
Proceeds from sales of restricted investments	180,694	—
Net cash used in investing activities	(19,253)	(81,550)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	15,185	—
Proceeds from the issuance of common stock	9,040	15,341
Payment of contingent consideration	(514)	(498)
Purchase of treasury stock	(52,532)	(664)
Other financing activities	(131)	(668)
Net cash (used in) provided by financing activities	(28,952)	13,511
Effect of exchange rate changes on cash	(862)	(613)
(Decrease) increase in cash and cash equivalents	(1,059)	27,832
Cash and cash equivalents at beginning of period	142,387	102,825
Cash and cash equivalents at end of period	$141,328	$130,657

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company is focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. NuVasive’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS®. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes proprietary software-driven nerve detection and avoidance systems, NVM5® and NVJJB®, and Intra-Operative Monitoring (“IOM”) services and support; MaXcess®, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of the Company’s products, including the individual components of NuVasive’s MAS platform, can also be used in open or traditional spine surgery. The Company’s spine surgery product line offerings, which include thoracolumbar product offerings, cervical product offerings, IOM services, and disposables, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. The Company also recently launched integrated global alignment (“iGA™”), in which products and computer assisted technology under its MAS platform help achieve more precise spinal alignment. The Company’s biologic product line offerings used to aid the spinal fusion process or bone healing process include Osteocel® Plus and Osteocel Pro allograft (donated human tissue) which are cellular matrix products containing viable mesenchymal stem cells (“MSCs”), as well as other allograft offerings, FormaGraft®, a collagen synthetic product, and AttraX®, a synthetic bone graft material. The Company continues to focus significant research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company has dedicated and continues to dedicate significant resources toward training spine surgeons around the world; both those who are new to its MAS product platform as well as previously MAS-trained surgeons attending advanced courses.

The Company’s primary business model is to loan its MAS systems to surgeons and hospitals who use those systems to perform individual procedures, with the hospitals purchasing implants, biologics and disposables in each such case. In addition, for larger customers, the Company’s proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them, facilitating the hospital’s purchase of disposables for those machines from the Company. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent® products and fixation devices such as rods, plates and screws. The Company’s implants, biologics and disposables are currently sold and shipped from its primary distribution and warehousing operations facility located in Memphis, Tennessee. The Company sells MAS instrument sets, MaXcess devices and its proprietary software-driven nerve monitoring systems, however this does not make up a material part of its business.

Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Consolidated Financial Statements include the financial information of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity (entity having common control), the Company records the fair value of the non-controlling interests at the acquisition date and classifies the amounts attributable to non-controlling interests separately in equity in the Company’s Consolidated Financial Statements. Any subsequent changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The FASB permits early adoption of the new standard by one year (i.e., the original effective date). The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

Business Transition Costs

The Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly associated to such activities. During the nine months ended September 30, 2015, the Company incurred $6.5 million of such costs, which included a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board, which occurred in the first quarter 2015. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

The Company exited its New Jersey location and terminated the respective lease to reduce its footprint on the east coast of the United States as part of a company-wide efficiency effort in order to match its business needs without adversely impacting its ability to deliver surgeon education and local customer fulfillment. As a result of this undertaking, the Company recognized restructuring and associated impairment charges of $2.3 million during the nine months ended September 30, 2015 in addition to the $6.4 million recognized during 2014. The restructuring and impairment charges mainly consist of the future rental payments through 2017, net of estimated future sublease income, and elimination of related leasehold improvements and deferred rent liabilities. These charges are recorded in sales, marketing and administrative expense in the Consolidated Statements of Operations.

As of September 30, 2015, the total recorded liability associated with this early lease termination was $3.9 million and consists of future rental payments net of estimated sublease income through 2017. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets at September 30, 2015.

Litigation Liability Gain (Loss)

During the nine months ended September 30, 2015, the Company recorded a litigation liability gain of $42.5 million resulting primarily from the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation and a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation, partially offset by litigation losses of $13.8 million in connection with the OIG investigation and $2.8 million in a general litigation matter.

Settlement of the aforementioned NeuroVision trademark litigation totaling $27.2 million was funded out of restricted cash during the third quarter 2015, and at September 30, 2015 the Company no longer maintains short-term restricted funds related to that matter.

The March 2, 2015 Court of Appeals decision in the Company’s Medtronic litigation upheld the jury’s findings of liability as to all patents, but overturned the damage award against the Company as improper, and as a result the Company was no longer required to escrow funds related to Phase 1 of that litigation matter. During the third quarter 2015, the Company transferred all of the escrow funds related to this matter, of approximately $114.1 million, from its long-term restricted cash and investments account to its unrestricted investment accounts. The Company has no restricted funds related to this matter at September 30, 2015.

See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $11.4 million and $9.5 million at September 30, 2015 and December 31, 2014, respectively.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

The Company’s inventory consists primarily of purchased finished goods which includes specialized implants and disposables, and is stated at the lower of cost or market determined by utilizing a standard cost method which approximates the weighted average cost. The Company reviews the components of its inventory on a periodic basis for excess, obsolete or impaired inventory, and records a reserve for such identified items. The inventory reserve was $29.9 million and $22.7 million at September 30, 2015 and December 31, 2014, respectively.

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

The following table sets forth the computation of basic and diluted earnings or (loss) per share attributable to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income (loss) available to the Company	$12,960	$(1,830)	$54,788	$(24,194)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	48,993	46,990	48,513	46,546
Dilutive potential common stock outstanding:
Stock options and ESPP	895	—	1,224	—
RSUs	1,129	—	1,127	—
Warrants	417	—	139	—
Senior Convertible Notes	1,765	—	1,199	—
Weighted average common shares outstanding for diluted	53,199	46,990	52,202	46,546
Basic net income (loss) per share attributable to the Company	$0.26	$(0.04)	$1.13	$(0.52)
Diluted net income (loss) per share attributable to the Company	$0.24	$(0.04)	$1.05	$(0.52)

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Stock options, ESPP, and RSUs	13	8,777	53	8,999
Warrants	—	9,553	6,369	9,553
Senior Convertible Notes	—	9,553	—	9,553
Total	13	27,883	6,422	28,105

3.    Financial Instruments and Fair Value Measurements

The Company invests its excess cash in certificates of deposit, corporate notes, commercial paper, U.S. government treasury securities and securities of government-sponsored entities. The Company classifies all such securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value with the unrealized gains and losses reported as a component of other comprehensive income in equity until realized. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense on the Consolidated Statements of Operations and a new accounting cost basis for the security is established in the period in which it occurs. The Company reviews its investments if there is an indicator of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of September 30, 2015, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented. Interest and dividends on securities classified as available-for-sale are also included in interest income on the Consolidated Statements of Operations. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

The Company maintains an investment policy that requires a diversified investment portfolio in terms of types, maturities, and credit exposure, and invests with institutions that have high credit quality. Annually, the Company reassesses the investment policy to ensure it is reflective of current markets and conditions. The Company does not currently hold financial instruments for speculative purposes.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows:

(in thousands, except years)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Classified as current assets
Corporate notes	Less than 1	$103,840	$27	$(10)	$103,857
Securities of government-sponsored entities	Less than 1	65,503	9	(3)	65,509
U.S. government treasury securities	Less than 1	7,506	3	—	7,509
Certificates of deposit	Less than 1	3,671	—	—	3,671
Commercial paper	Less than 1	15,491	—	—	15,491
Short-term marketable securities		196,011	39	(13)	196,037
Classified as non-current assets
Certificates of deposit	1 to 2	8,106	—	—	8,106
Securities of government-sponsored entities	1 to 2	46,624	38	(2)	46,660
U.S. government treasury securities	1 to 2	11,042	4	(1)	11,045
Corporate notes	1 to 2	47,948	48	(14)	47,982
Long-term marketable securities		113,720	90	(17)	113,793
Total marketable securities at September 30, 2015		$309,731	$129	$(30)	$309,830

December 31, 2014:
Classified as current assets
Certificates of deposit	Less than 1	$282	$—	$—	$282
Corporate notes	Less than 1	129,037	8	(105)	128,940
Commercial paper	Less than 1	11,290	—	—	11,290
U.S. government treasury securities	Less than 1	1,500	1	—	1,501
Securities of government-sponsored entities	Less than 1	78,333	12	(29)	78,316
Short-term marketable securities		220,442	21	(134)	220,329
Classified as non-current assets
Corporate notes	1 to 2	14,082	—	(13)	14,069
Securities of government-sponsored entities	1 to 2	28,996	—	(23)	28,973
Long-term marketable securities		43,078	—	(36)	43,042
Classified as restricted investments
U.S. government treasury securities	Less than 2	51,331	13	(13)	51,331
Securities of government-sponsored entities	Less than 2	42,862	2	(54)	42,810
Restricted investments		94,193	15	(67)	94,141
Total marketable securities at December 31, 2014		$357,713	$36	$(237)	$357,512

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income (loss). Net foreign currency exchange gains (losses), which includes gains and losses from derivative instruments, were $0.4 million and $0.4 million, for the three and nine months ended September 30, 2015, respectively, and $(2.6) million and $(2.5) million for the three and nine months ended September 30, 2014, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect against fluctuations in earnings and cash flows that may rise from volatility in currency exchange rates. The Company uses foreign currency forward exchange contracts to hedge the currency exchange rate exposure from short-term intercompany receivables and payables denominated in a currency other than the reporting entity’s functional currency. Realized and unrealized gains or losses forward contracts are included in the determination of net income as the forward contracts are not designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. The foreign currency forward contracts effectively lock in the exchange rate at which the specific intercompany receivables and payables will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. The forward contracts are generally settled monthly. As of September 30, 2015 a notional principal amount of $16.8 million in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. The Company did not have notional principal amounts outstanding as of September 30, 2014.

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

The following table summarizes the fair values of derivative instruments at September 30, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2015	2014	Location	2015	2014
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$—	$—	Other current liabilities	*	*
Total derivatives		$—	$—		*	*

*De minimus amount recognized in the hedge relationship.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$79	Other (income) expense	$—
Total derivatives		$79		$—

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$(1,585)	Other (income) expense	$—
Total derivatives		$(1,585)		$—

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three and nine months ended September 30, 2015 or September 30, 2014, respectively.

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2015 and December 31, 2014 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company’s capital lease obligations approximate their related fair values as of September 30, 2015 and December 31, 2014.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at September 30, 2015 and December 31, 2014 was approximately $506.3 million and $516.1 million, respectively. The carrying value of the Company’s Senior Convertible Notes is discussed in Note 6 to the Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent considerations are measured at fair value on a recurring basis, and are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
September 30, 2015:
Money market funds	$37,582	$37,582	$—	$—
Certificates of deposit	11,777	11,777	—	—
Corporate notes	157,290	—	157,290	—
Commercial paper	15,491	—	15,491	—
U.S. government treasury securities	18,554	18,554	—	—
Securities of government-sponsored entities	112,169	—	112,169	—
Total assets	$352,863	$67,913	$284,950	$—

December 31, 2014:
Money market funds	$39,963	$39,963	$—	$—
Certificates of deposit	282	282	—	—
Corporate notes	143,009	—	143,009	—
Commercial paper	11,290	—	11,290	—
U.S. government treasury securities	52,831	52,831	—	—
Securities of government-sponsored entities	150,101	—	150,101	—
Total assets	$397,476	$93,076	$304,400	$—
Acquisition-related liabilities, current	$(644)	$—	$—	$(644)
Total liabilities	$(644)	$—	$—	$(644)

Contingent Consideration Liability

The fair value of contingent consideration liabilities assumed by a business combination is determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The fair value of such contingent considerations is recorded as part of the purchase consideration of the acquisition. The key assumptions in applying this approach are the projections associated with the applicable milestone, the interest rate and the related probabilities and payment structure in the contingent consideration arrangement. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2015	2014
Fair value measurement at beginning of period	$644	$1,212
Change in fair value measurement included in operating expenses	(36)	8
Contingent consideration paid or settled	(608)	(608)
Fair value measurement at end of period	$—	$612

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

During the first quarter of 2014, the Company exited a portion of its New Jersey property and subsequently, in the first quarter of 2015, made a decision to terminate the respective lease.  Based on management’s assessment, during the nine months ended September 30, 2015 and September 30, 2014, the Company recognized impairment charges of $0.9 million and $2.2 million, respectively, in leasehold improvement write-offs associated with the lease termination.

See Note 1 to the Unaudited Consolidated Financial Statements for further discussion on impairment analysis and leasehold related charges.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
September 30, 2015:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$79,008	$(34,602)	$44,406
Manufacturing know-how and trade secrets	12	21,812	(12,928)	8,884
Trade name and trademarks	11	9,500	(4,868)	4,632
Customer relationships	8	44,500	(26,872)	17,628
Total intangible assets subject to amortization	10	$154,820	$(79,270)	$75,550

Intangible assets not subject to amortization:
In-process research and development				$10,640
Goodwill				$154,324

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2014:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$79,008	$(27,760)	$51,248
Manufacturing know-how and trade secrets	12	21,879	(11,640)	10,239
Trade name and trademarks	11	9,500	(4,264)	5,236
Customer relationships	8	43,153	(23,961)	19,192
Total intangible assets subject to amortization	10	$153,540	$(67,625)	$85,915

Intangible assets not subject to amortization:
In-process research and development				$10,640
Goodwill				$154,443

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total expense related to the amortization of intangible assets, which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations, was $4.0 million and $3.1 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $11.7 million and $10.5 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Intangible assets acquired in a business combination that are used for in-process research and development activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project, the Company will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use. Intangible assets acquired in an asset purchase that are used for in-process research and development are expensed as incurred.

The Company made a payment of $27.4 million during the nine months ended September 30, 2015 associated with the intangible assets which were accrued for as of December 31, 2014 in accounts payable and accrued liabilities.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2015 is set forth in the table below:

(in thousands)
Remaining 2015	$3,858
2016	15,392
2017	12,187
2018	11,676
2019	10,322
2020	9,911
Thereafter through 2027	12,204
Total future amortization expense	$75,550

5.    Business Combinations

The Company has completed acquisitions that were not considered individually or collectively material to the overall Consolidated Financial Statements or the results of the Company’s operations. These acquisitions have been included in the Consolidated Financial Statements from the respective dates of the acquisitions. The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contained contingent consideration arrangements that required the Company to assess the acquisition date fair value of the contingent consideration liabilities, which was recorded as part of the purchase consideration of the acquisition with subsequent fair value adjustments to the contingent consideration reflected in the line items of the Consolidated Statements of Operations commensurate with the nature of the contingent consideration.

Investment in Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders (the “Progentix Shareholders”) pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of September 30, 2015, NuVasive has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. NuVasive is not obligated to provide additional funding.

Concurrently with the Preferred Stock Purchase Agreement, NuVasive, Progentix and the Progentix Shareholders entered into an Option Purchase Agreement (as amended, the “Option Agreement”), whereby NuVasive was obligated under certain circumstances, and had the option under other circumstances, to purchase the remaining 60% of capital stock of Progentix (the “Remaining Shares”) from its shareholders for an amount up to $35.0 million, subject to certain reductions. The Option Agreement expired unexercised in 2013. Also, concurrently with the Preferred Stock Purchase Agreement, NuVasive and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed NuVasive as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Total current assets	$416	$839
Identifiable intangible assets, net	13,585	13,935
Goodwill	12,654	12,654
Other long-term assets	1	1
Accounts payable and accrued expenses	570	542
Deferred tax liabilities, net	2,770	2,770
Non-controlling interests	7,709	8,310

The following is a reconciliation of equity (net assets) attributable to the non-controlling interests:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Non-controlling interests at beginning of period	$8,310	$9,086
Less: Net loss attributable to the non-controlling interests	601	595
Non-controlling interests at end of period	$7,709	$8,491

Impulse Monitoring, Inc. and Physician Practices

The Company maintains contractual relationships with several physician practices (“PCs”) which were inherited through the 2011 acquisition of Impulse Monitoring, Inc. Under the respective contracts’ terms, respective PCs provide physician oversight services associated with the IOM service offerings. The Company provides management services to these PCs including all non-medical services, management reporting, billing and collections of all charges for medical services provided as well as administrative support. In turn, the PCs pay the Company a monthly management fee for these services. In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and the Company has controlling financial interests in the PCs as it has both the power to direct the economically significant activities of the PCs, and the obligation to absorb losses of, or the right to receive benefits from, the PCs. Therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the result of PCs was immaterial to our financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Senior Convertible Notes

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	September 30, 2015	December 31, 2014
2.75% Senior Convertible Notes due 2017:
Principal amount	$402,500	$402,500
Unamortized debt discount	(30,015)	(41,754)
Total Senior Convertible Notes	$372,485	$360,746

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the “2017 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for convertible note hedge (the “2017 Hedge”) and warrants (the “2017 Warrants”) concurrently with the issuance of the 2017 Notes.

The cash conversion feature of the 2017 Notes (the “Embedded Conversion Derivative”) required bifurcation from the 2017 Notes and was initially accounted for as a derivative liability and debt discount of $88.9 million upon issuance of the 2017 Notes without authorization of issuing additional common stock for the conversion.  Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative liability was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $39.5 million in other income for change in fair value measurement and $49.4 million in additional paid-in-capital during 2011. The debt discount of $88.9 million is recognized as interest expense using an effective interest rate of 8.0% over the term of the 2017 Notes. The interest expense recognized on the 2017 Notes during the three months ended September 30, 2015 includes $2.8 million and $4.0 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2015 includes $8.3 million and $11.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. During the three months ended September 30, 2014, interest expense recognized on the 2017 Notes includes $2.8 million and $3.7 million for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2014 includes $8.3 million and $10.9 million for the contractual coupon interest and the accretion of the debt discount, respectively. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

Prior to January 1, 2017, holders may convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. The Company is unaware of any current events or market conditions that would allow holders to convert the 2017 Notes.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Sales, marketing and administrative expense	$6,725	$7,668	$19,448	$23,105
Research and development expense	288	471	920	1,417
Cost of goods sold	64	92	202	257
Stock-based compensation expense before taxes	7,077	8,231	20,570	24,779
Related income tax benefits	(2,831)	(3,292)	(8,228)	(9,912)
Stock-based compensation expense, net of taxes	$4,246	$4,939	$12,342	$14,867

At September 30, 2015, there was $44.0 million of unamortized compensation expense for stock options, restricted stock units and performance-based restricted stock units to be recognized over a weighted average period of 2.7 years.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the ESPP are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
ESPP
Volatility	40%	43%	43%	46%
Expected term (years)	1.3	1.3	1.3	1.3
Risk free interest rate	0.2%	0.2%	0.2%	0.2%
Expected dividend yield	—%	—%	—%	—%

Under the terms of the ESPP, shareowners can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of NuVasive’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of NuVasive common stock on (i) the commencement date of the two-year or six-month offering period (depending on the purchase period enrolled), or (ii) the respective purchase date.

The Company has not granted any options since 2011.

The Company issued approximately 0.7 million and 2.9 million shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and nine months ended September 30, 2015, respectively, and issued approximately 1.0 million shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2014.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued approximately 0.1 million shares and approximately 1.4 million shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and nine months ended September 30, 2015, respectively, and issued approximately 1.4 million shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2014.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2015, the Company treated the tax impact related to the following as discrete events for which the tax effect was recognized separately from the application of the estimated annual effective tax rate: adjustments in valuation allowances, losses associated with our global initiative, nondeductible compensation, return to provision adjustments, period interest on uncertain tax benefits and disqualifying dispositions of qualified stock grants. The Company’s effective tax rate recorded for the nine months ended September 30, 2015 was 39%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. In connection with the filing of the 2014 U.S. federal income tax return, the Company reconsidered certain tax positions, which resulted in a decrease to its gross uncertain tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

(in thousands)	September 30, 2015	December 31, 2014
Gross unrecognized tax benefits at beginning of period	$12,372	$4,504
Increases in tax positions for prior years	270	5,294
Decreases in tax positions for prior years	(2,944)	-
Increases in tax positions for current year relating to ongoing operations	176	2,574
Gross unrecognized tax benefits period end	$9,874	$12,372

Of the $9.9 million of gross unrecognized tax benefits, $3.6 million, if recognized, would reduce the Company’s income tax expense and effective tax rate.

The only active income tax audit being conducted as of September 30, 2015 is with the state of New York. With few exceptions, the Company is subject to tax examinations by U.S. federal, state and non-U.S. taxing authorities for all years due to loss and tax credit carryforwards. The Company believes that adequate provisions have been recorded for adjustments that may result from tax examinations. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with its expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs, though the potential impact on the Consolidated Statements of Operations would not be expected to be material.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue by product line offerings was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Spine surgery products	$168,168	$157,286	$497,194	$463,132
Biologics	32,370	32,632	98,637	94,958
Total Revenue	$200,538	$189,918	$595,831	$558,090

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2015	2014	2015	2014	2015	2014
United States	$176,371	$164,805	$524,320	$490,274	$111,979	$105,022
International (excludes Puerto Rico)	24,167	25,113	71,511	67,816	28,495	23,543
Total	$200,538	$189,918	$595,831	$558,090	$140,474	$128,565

10.    Commitments

Licensing and Purchasing Agreements

As of September 30, 2015, the Company has obligations under certain consultancy arrangements to pay up to approximately $23.3 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved.  In early 2014, the Company paid $6.2 million in aggregate – $3.0 million in cash and $3.2 million in common shares – in connection with these agreements.  There was an immaterial amount of accrued liabilities on the Consolidated Balance Sheets associated with these payments as of September 30, 2015 and December 31, 2014.

Executive Severance Plans

The Company is party to certain agreements with its key executives that provide for certain payments if an executive is terminated for reasons other than cause, as defined in those agreements. At September 30, 2015, the maximum future contractual commitments for such key executives were approximately $24.4 million, excluding the acceleration of equity vesting, which is called for in certain circumstances by the applicable agreements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. In the first quarter of 2015 and during the nine months ended September 30, 2015, the Company had a gain of $56.4 million related to a litigation accrual change resulting from the legal proceedings in Phase 1 of the Medtronic litigation whereby the damages award by the jury was overturned, and a gain of $2.8 million in litigation accrual change related to settlement of the NeuroVision trademark litigation. These amounts were offset by a litigation charge of $13.8 million related to the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) investigation and a $2.8 million litigation charge in a general litigation matter. Refer to the subsequent section herein titled “Legal Proceedings” for further information.

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

The first phase (“Phase 1”) of the case included three Medtronic patents and one Company patent. The initial trial on the first phase of the case concluded on September 20, 2011 in the U.S. District Court for the Southern District of California, and a jury delivered an unfavorable verdict against the Company with respect to the three Medtronic patents and a favorable verdict with respect to the one Company patent at issue, including a monetary damages award of approximately $101.2 million to Medtronic (the “2011 verdict”). Medtronic’s subsequent motion for a permanent injunction was denied by the District Court. On May 15, 2013, the District Court granted the parties’ joint motion to dismiss claims relating to one of the three Medtronic patents pursuant to a settlement agreement, leaving two Medtronic patents remaining in the litigation. On June 11, 2013, the District Court granted the parties ongoing royalties with respect to the two Medtronic patents and the one Company patent remaining in the first phase of the case (the “June 2013 ruling”).

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Both parties filed appeals to the U.S. Court of Appeals for the Federal Circuit. On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”). The case has been remanded back to the District Court for further proceedings to determine a proper damages award, and a retrial has been scheduled on this phase of the litigation for April 2016. As a result of the affirmation of the infringement and remand for a new trial on damages, the Company assessed the existing liability under the loss contingency framework and – in accordance with applicable accounting guidance – believes the most appropriate accrual estimate within the possible range dictated by such guidance is $87.6 million. This amount represents liability for the infringement of the two Medtronic patents for infringing products at historically supplied rates from the date of infringement to the current period. The liability does not include an accrual for lost profits or convoyed products. A liability associated with this matter has been recorded in non-current litigation liabilities. In prior periods, the Company recorded the respective liabilities (as estimated) in non-current litigation liabilities and the accrued royalties in accrued liabilities. The Company does not agree with the previously-ruled royalty rates, and intends to rigorously pursue appropriate rates during the new trial on damages. Nonetheless, in the interim, the Company has applied the previously-ruled royalty rates when calculating the appropriate estimate. As a result of the adjustment, the Company recorded an adjustment of $56.4 million as a gain in its Consolidated Statements of Operations during the first quarter 2015.

On March 19, 2012, in connection with these proceedings, the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. As a result of the March 2nd Court of Appeals Decision, the parties agreed to release all of the escrow funds related to this matter back to the Company. During the three months ended September 30, 2015, the Company transferred all of the funds in escrow related to this matter, approximately $114.1 million, from long-term restricted cash and investments into its unrestricted investment accounts.

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, the Company accrued royalties at the royalty rates stated in the 2011 verdict on sales subsequent to the 2011 verdict and through March 31, 2013. After the June 2013 ruling, the Company (i) began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and (ii) recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. Based on the June 2013 ruling, the Company agreed to escrow funds to secure accrued royalties as well as future ongoing royalties. However, in light of the March 2nd Court of Appeals Decision, escrowed funds have been released to the Company and, absent a court order the Company is no longer required to escrow such funds until damages are ultimately determined. Additionally, the Company has modified its accrual from the 2011 verdict as a result of the March 2nd Court of Appeals Decision as previously discussed.

With respect to the favorable verdict delivered regarding the one Company patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at September 30, 2015. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one Company patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of September 30, 2015.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various Company spinal implants (including its CoRoent® XL family of spinal implants) infringe Medtronic’s U.S. Patent No. 8,021,430, that the Company’s Osteocel Plus bone graft product infringes Medtronic’s U.S. Patent No. 5,676,146, (“146 Patent”) and that the Company’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic’s U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, the Company counterclaimed alleging infringement by Medtronic of the Company’s U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design) (“922 Patent”), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office. Both parties brought motions for summary judgment addressing the remaining patents, and Medtronic’s motion was granted, but the District Court has not yet issued a final decision regarding NuVasive’s motion. No trial date has been set in this third phase of the litigation. At September 30, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (NMP) filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company. The verdict awarded damages to NMP of $60.0 million. NuVasive appealed the judgment, and during pendency of the appeal, NuVasive was required to escrow funds totaling $62.5 million. In September 2012, the Court of Appeals reversed and vacated the judgment and ordered the case back to the District Court for a new trial before a different judge.  As a result, the full $62.5 million was released from escrow and returned to the Company. Retrial of the matter began on March 25, 2014, and on April 3, 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million. On September 4, 2014, the Company filed a notice of appeal.  The Court entered judgment and ordered a permanent injunction on September 24, 2014, enjoining the Company’s future use of the NeuroVision trademark to market or promote its products. The Court also entered an order canceling the Company’s NeuroVision trademark registrations, but that order was stayed pending the appeal process. On December 2, 2014, the Court denied NMP’s motion for attorneys’ fees, costs, and prejudgment interest, and NMP filed a notice of appeal on December 17, 2014. The appeals were consolidated on February 2, 2015. Subsequent to June 30, 2015, but prior to the filing of the Company’s second quarter Form 10-Q filing, the Company agreed to settle all outstanding matters with NMP for $27.2 million. The Company adjusted its litigation accrual from $30.0 million to $27.2 million at June 30, 2015, which was recorded in short-term liabilities commensurate with the restricted assets. The $2.8 million gain resulting from the litigation accrual adjustment was recorded in the Consolidated Statement of Operations during the three months ended June 30, 2015. The Company previously escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds accrued interest and were included in short-term restricted cash and investments in the Consolidated Balance Sheets until funding of the settlement which occurred during the three months ended September 30, 2015. At September 30, 2015, the Company had no remaining liability or restricted cash related to this matter.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff (“Plaintiff”) filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The District Court granted the Company’s motion to dismiss the Amended Complaint and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014, and the District Court once again granted the Company’s motion to dismiss the complaint with leave to amend. On December 23, 2014 Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss, and while the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint. The Company moved to dismiss the Fourth Amended Complaint. On August 28, 2015, the District Court issued an order granting the Company’s motion to dismiss the Fourth Amended Complaint with leave to amend. On September 11, 2015, Plaintiff filed a Fifth Amended Complaint. At September 30, 2015, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

12.    Regulatory Matters

In 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (OIG) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In April 2015, the Company announced that it had reached an agreement in principle with the U.S. Department of Justice (“DOJ”) to settle this matter, and in July 2015, the Company entered into a definitive settlement agreement. Under the terms of the agreement, the Company agreed to pay $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The settlement was not an admission of liability or wrongdoing by the Company, and the Company was not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $13.8 million litigation charge related to this matter, which is included in the Consolidated Statements of Operations during the nine months ended September 30, 2015, and funded $12.9 million of the settlement during the third quarter 2015, with $0.9 million payable outstanding in the settlement included in current liabilities as of September 30, 2015.

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At September 30, 2015, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

Overview

We are the third largest global medical device company in the global spine market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for the spine. Our currently-marketed product portfolio is focused on applications for spine fusion surgery (including biologics), a combined market estimated to be approximately $9.0 billion globally in 2015. Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5 and NVJJB, and Intra-Operative Monitoring, or IOM support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable access to the spine and to perform restorative and fusion procedures in a minimally-disruptive fashion. We also recently launched iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment. Our biologic product line offerings used to aid the spinal fusion process or bone healing include Osteocel Plus and Osteocel Pro allograft (donated human tissue), which are cellular matrix products containing viable mesenchymal stem cells, or MSCs, as well as other allograft offerings, FormaGraft, a collagen synthetic product, and AttraX, a synthetic bone graft material. We continue to focus significant research and development efforts to expand our MAS product platform and advance the applications of our unique technology into procedurally-integrated surgical solutions. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS product platform as well as previously MAS-trained surgeons attending advanced training courses.

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

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Our primary business model is to loan our MAS systems to surgeons and hospitals that use those systems to perform individual procedures, with the hospitals purchasing implants, biologics and disposables in each such case. In addition, for larger customers, our proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them, facilitating the hospital’s purchase of disposables for those machines from us. Our implants, biologics and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

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

During the nine months ended September 30, 2015, specifically in the first quarter, our former Chief Executive Officer and Chairman of the Board resigned from such roles, and in the second quarter our Board of Directors appointed Gregory T. Lucier, a Director since 2013, to be our Chief Executive Officer and Chairman of the Board.

Results of Operations

Revenue

	September 30,
(in thousands, except %)	2015	2014	$ Change	% Change
Three Months Ended
Revenue
Spine surgery products	$168,168	$157,286	$10,882	7%
Biologics	32,370	32,632	(262)	(1)%
Total revenue	$200,538	$189,918	$10,620	6%
Nine Months Ended
Revenue
Spine surgery products	$497,194	$463,132	$34,062	7%
Biologics	98,637	94,958	3,679	4%
Total revenue	$595,831	$558,090	$37,741	7%

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

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2015 will come primarily from share gains in the shift toward less invasive spinal surgery and international growth.

Our total revenues increased $10.6 million and $37.7 million during the three and nine months ended September 30, 2015, respectively, representing total revenue growth of 6% and 7%, respectively, compared to the same periods in 2014.

Revenue from our spine surgery products increased $10.9 million and $34.1 million, or 7%, during the three and nine months ended September 30, 2015, compared to the same periods in 2014. For both periods this increase resulted from an increase in volume of approximately 10%, offset by unfavorable changes in both price, of 1%, and foreign currency fluctuation of approximately 3% for the three month period and 2% for the nine month period, compared to the same periods in 2014.

Revenue from biologics increased $3.7 million, or 4%, during the nine months ended September 30, 2015 compared to the same period in 2014, which was primarily due to an increase in volume.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2015	2014	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$49,167	$47,719	$1,448	3%
% of total revenue	25%	25%
Nine Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$143,246	$135,849	$7,397	5%
% of total revenue	24%	24%

Cost of goods sold consists primarily of raw materials, labor and overhead associated with product manufacturing, purchased goods, inventory-related costs and royalty expense, as well as the cost of providing IOM services, which includes personnel and physician oversight costs. We primarily procure and manufacture our goods in the United States, and accordingly, foreign currency fluctuations have not materially impacted our cost of goods sold.

Cost of goods sold as a percentage of revenue remained consistent in the three and nine months ended September 30, 2015 compared to the same periods in 2014. The improvements in gross margin, as a result of expiring royalty obligations for certain product lines, were partially offset by obsolescence of existing products due to our new product launch and sales price decreases.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2015		2014
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$111,384	56%	$113,746	60%	(2,362)	(2)%
Research and development	9,199	5%	9,068	5%	131	1%
Amortization of intangible assets	3,067	2%	3,071	2%	(4)	—%
Impairment of intangible assets	—	—%	—	—%	—	*
Litigation liability (gain) loss	(500)	—%	—	—%	(500)	*
Business transition costs	110	—%	—	—%	110	*

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2015		2014
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$342,797	58%	$348,820	63%	(6,023)	(2)%
Research and development	27,245	5%	28,590	5%	(1,345)	(5)%
Amortization of intangible assets	9,037	2%	10,541	2%	(1,504)	(14)%
Impairment of intangible assets	—	—%	10,708	2%	(10,708)	*
Litigation liability (gain) loss	(42,507)	(7)%	30,000	5%	(72,507)	(242)%
Business transition costs	6,474	1%	—	—%	6,474	*

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

Sales, marketing and administrative expenses decreased by $2.4 million or 2% during the three months ended September 30, 2015, compared to the same period in 2014, primarily related to decreases in facilities expense related to the 2014 charge resulting from exiting the majority of our New Jersey lease prior to the end of the lease term, shareowner stock-based and salesforce commission based compensation, and shareowner travel expenses, partially offset by increases in distributor commissions as a function of the increase in revenue and international expansion, and expenses for third party service providers.

Sales, marketing and administrative expenses decreased by $6.0 million or 2% during the nine months ended September 30, 2015, compared to the same period in 2014, primarily related to decreases in shareowner stock-based and salesforce commission based compensation, shareowner travel expenses, freight expenses, legal expenses, and a decrease in facilities expense related to the 2014 charge resulting from exiting the majority of our New Jersey lease prior to the end of the lease term. These decreases were partially offset by increases in distributor commissions as a function of the increase in revenue and international expansion, depreciation of loaned systems and instrument sets, and expenses for third party service providers.

As a percentage of revenue, sales, marketing and administrative expenses decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to improved operating efficiencies. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense decreased by $1.3 million or 5%, but remained comparatively consistent as a percentage of revenue during the nine months ended September 30, 2015 compared to the same period in 2014. The decrease is primarily related to decreases in shareowner travel expenses, shareowner stock-based compensation, and reduction in expense related to prototypes for the new product launch that occurred in the current year. These decreases were partially offset by increases in equipment expenses related to iGA software development projects and other research and development projects and grants.

Research and development costs as a percentage of revenue have remained relatively flat throughout the nine months ended September 30, 2015 compared to the same periods in 2014. However, on a long-term basis, excluding unique items, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Amortization of Intangible Assets

Amortization expense decreased $1.5 million or 14% during the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to certain intangible assets reaching the end of their useful lives.

Litigation Liability Gain (Loss)

Litigation liability gain of $42.5 million for the nine months ended September 30, 2015 primarily related to the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation, which revised the award for lost profits and convoyed sales, and a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation reducing the accrual from $30.0 million to $27.2 million. The litigation liability gains were partially offset by litigation liability losses of $13.8 million in connection with the OIG investigation and $2.8 million in a general litigation matter. See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion.

Business Transition Costs

The Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly related to such activities. During the nine months ended September 30, 2015, the Company incurred $6.5 million of such costs, which included a $3.4 million charge in the first quarter associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

Interest and Other Expense, Net

Total interest and other expense, net, consists principally of interest expense incurred on our 2017 Senior Convertible Notes, and other income (expense), offset by income earned on marketable securities. Total interest expense, net, was relatively consistent during the three and nine months ended September 30, 2015 compared to the same periods in 2014. Other income (expense), which includes foreign currency exchange and derivative instrument gains (losses), was $0.4 million and $0.5 million, net of foreign currency hedges during the three and nine months ended September 30, 2015, respectively, and $(2.5) million and $(2.3) million during the three and nine months ended September 30, 2014, respectively. Our currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen.

Income Tax Expense (Benefit)

	September 30,
(in thousands, except %)	2015	2014
Three Months Ended
Income tax expense	$8,803	$9,088
Effective income tax rate	41%	128%
Nine Months Ended
Income tax expense (benefit)	35,332	(4,065)
Effective income tax rate	39%	14%

The provision for income tax expense (benefit) as a percentage of pre-tax income from continuing operations was 41% for the three months ended September 30, 2015 compared with 128% for the three months ended September 30, 2014. The rate was lower in the third quarter of 2015 than in the third quarter of 2014 due primarily to discrete tax benefits associated with U.S. federal return to provision adjustments and changes in valuation allowance during the third quarter of 2015.

The provision for income tax expense (benefit) as a percentage of pre-tax income from continuing operations was 39% for the nine months ended September 30, 2015 compared with 14% for the nine months ended September 30, 2014. The rate was higher in 2015 than in 2014 due primarily to higher domestic earnings offset by lower losses without benefit and discrete benefits associated with executive compensation, U.S. return to provision adjustments and changes in valuation allowances. The 2015 effective tax rate of 39% was higher than the statutory federal income tax rate of 35% due primarily to losses in jurisdictions where we receive no tax benefit.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful vertical integration of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. We believe our current cash and cash equivalents, investments and cash provided by operations will satisfy our working capital requirements, debt obligations and capital expenditures for the foreseeable future. However, should we need to access the debt or equity market, we believe we could do so at reasonable borrowing and capital costs.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material cash flow exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United State dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our short-term intercompany receivables and payables between our domestic and international operations. At September 30, 2015, the cash balance held by our foreign subsidiaries was approximately $26.2 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States. In the event that we needed to utilize that cash in the United States we do not expect it would drive significant incremental tax obligations. As of September 30, 2015, $18.3 million of accounts receivable was held in currency other than the United States dollar. We have operations in markets in which there is governmental instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations in Puerto Rico, Greece, Argentina and Venezuela.  We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. During 2013, we and Medtronic entered into a settlement agreement fully resolving the second phase of the case and we made a one-time payment to Medtronic of $7.5 million.  In March 2015, the Court of Appeals ruled in favor of us, overturning the previous ruling that Medtronic was entitled to lost profits. We have thus reduced our royalty accrual and long-term litigation liability by $56.4 million during the nine months ended September 30, 2015. Accordingly, our accrual for the Medtronic litigation as of September 30, 2015 was $87.6 million in long-term liabilities. As a result of the March 2, 2015 Court of Appeals decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against us as improper we were no longer required to escrow funds related to Phase I of the ongoing litigation. During the three months ended September 30, 2015, the funds in escrow, approximately $114.1 million, were returned to our unrestricted investment accounts from our long-term restricted cash and investments. In the event we have a significant cash outflow related to the litigation, the cash will be funded through our unrestricted cash and investments. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

On April 3, 2014, an unfavorable jury verdict was delivered against us relating to our use of the trade name “NeuroVision”. At that time, we established a liability of $30.0 million for this matter. During the nine months ended September 30, 2015 we agreed to settle all outstanding matters related to this matter for $27.2 million. We previously escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds were released from escrow to fund the settlement during the three months ended September 30, 2015.

In 2013, we received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services, or the OIG, in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In April 2015, we announced that we had reached an agreement in principle with the U.S. Department of Justice (“DOJ”) to settle this matter, and in July 2015, we entered into a definitive settlement agreement. Under the terms of the agreement, we agreed to pay $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The settlement was not an admission of liability or wrongdoing, and we were not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In accordance with the authoritative guidance on the evaluation of loss contingencies, we recorded a $13.8 million liability related to this matter in the first quarter 2015, and funded $12.9 million of the settlement during the three months ended September 30, 2015, with $0.9 million payable outstanding in the settlement included in current liabilities as of September 30, 2015.

Cash, cash equivalents and marketable securities was $451.2 million and $405.8 million at September 30, 2015 and December 31, 2014, respectively. We believe that our existing cash, cash equivalents and short-term and long-term marketable securities will be sufficient to meet our anticipated cash needs for the next 12 months. The change in cash during the nine months ended September 30, 2015 was mainly driven by our funding litigation settlements, including the trademark infringement settlement of $27.2 million and $12.9 million of the OIG settlement, cash tax payments on behalf of shareowners with net share settlement of $52.5 million, cash paid for purchased intangibles of $28.6 million that includes $27.4 million which was accrued for in the fourth quarter of 2014, and ordinary seasonal payments such as income tax obligations and annual bonuses. At September 30, 2015, we have cash and investments totaling $5.6 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $48.0 million for the nine months ended September 30, 2015, compared to $96.5 million for the same period in 2014. The $48.5 million decrease in cash provided by operating activities was primarily due to increases in cash tax obligations and the settling of litigation liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $19.3 million for the nine months ended September 30, 2015, compared to $81.6 million used for the same period in 2014. The $62.3 million decrease in cash used in investing activities was primarily due to the cash proceeds received in the sale of restricted cash and investments, partially offset by the payment for the purchase of intangible assets previously accrued for in the fourth quarter of 2014 and an increase in purchases of property and equipment primarily related to instruments in connection with new product launches.

Cash Flows from Financing Activities

Cash used in financing activities was $29.0 million for the nine months ended September 30, 2015, compared to $13.5 million of cash provided for the same period in 2014. The $42.5 million increase in cash used in financing activities was primarily due to net share settlements which result in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes, which we refer to as the 2017 Notes, with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time. Prior to January 1, 2017, holders may convert their 2017 Notes only under the conditions as described in Note 6 to the Unaudited Consolidated Financial Statements, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and there have been no material changes during the nine months ended September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015 we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2015, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2015. Based on such evaluation, our management has concluded that as of September 30, 2015, the Company’s disclosure controls and procedures are effective.

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

On August 18, 2008, Medtronic filed suit against us in the U.S. District Court for the Southern District of California, alleging that certain of our products infringe, or contribute to the infringement of, U.S. patents owned by Medtronic. Trial in the first phase of the case began in August 2011, and in September 2011, a jury delivered an unfavorable verdict against us with respect to three Medtronic patents and a favorable verdict with respect to one of our patents. The jury awarded monetary damages of approximately $0.7 million to us which includes back royalty payments. Additionally, the jury awarded monetary damages of approximately $101.2 million to Medtronic which includes lost profits and back royalties. On June 11, 2013, the District Court determined that the amount of ongoing royalties owed by us to Medtronic was 13.75% on certain of the Company’s CoRoent XL implants and 8.25% on certain of the Company’s MaXcess II and III retractors (the “June 2013 ruling”).

On August 20, 2013, the parties filed their respective notices of appeal to the U.S. Court of Appeals for the Federal Circuit.  On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against us as improper (“March 2nd Court of Appeals Decision”).  Significantly, the Court of Appeals held that the damages award was erroneous because Medtronic was not permitted to recover damages for lost profits or for the sale of ancillary or “convoyed” products.  Medtronic’s subsequent petition for rehearing was denied. The case has been remanded back to the District Court for further proceedings to determine a proper damage award, and trial is scheduled to begin in April 2016.

We entered into an escrow arrangement in 2012 and transferred $113.3 million of cash into a restricted escrow account to secure the amount of judgment, plus prejudgment interest, during pendency of appeal. As a result of the June 2013 ruling relating to ongoing royalties, we would have been required to escrow funds to secure accrued royalties, but pursuant to an agreement between the parties, we did not escrow funds relating to ongoing royalties. As a result of the March 2nd Court of Appeals Decision, the parties agreed to release the escrow funds back to us. Thus, during the three months ended September 30, 2015, we transferred the funds in escrow related to this matter, approximately $114.1 million, into our unrestricted investment accounts. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

In August 2012, Medtronic filed additional patent claims against us alleging that various Company spinal implants (including our CoRoent XL family of spinal implants) and our Osteocel Plus bone graft product, along with the XLIF procedure, infringe Medtronic patents not asserted in prior phases of the case. We deny infringing any valid claims of these additional patents and on March 7, 2013, we filed counterclaims against Medtronic asserting that Medtronic’s MAST Quadrant retractor system, the NIM-Eclipse Spinal System, the Clydesdale Spinal System, the Capstone-L products, and the Direct Lateral Interbody Fusion procedure infringe eight Company patents. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office. No trial date has been set in this third phase of the litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)

10.1#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.2#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 6, 2015)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document
#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date:	October 27, 2015	By: /s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2015	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)

3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)

10.1#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.2#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 6, 2015)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Definition Linkbase Document
#	Indicates management contract or compensatory plan.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.