Form 10-Q
period 2016-03-31
NUVASIVE INC
filed 2016-04-26
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 21, 2016 there were 49,833,030 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$270,105	$192,339
Short-term marketable securities	42,495	165,423
Accounts receivable, net of allowances of $5,856 and $5,320, respectively	126,088	127,595
Inventory, net	200,711	168,140
Prepaid income taxes	44,921	40,540
Prepaid expenses and other current assets	7,844	8,790
Total current assets	692,164	702,827
Property and equipment, net	152,988	141,441
Long-term marketable securities	18,381	112,332
Intangible assets, net	266,089	85,076
Goodwill	404,307	154,281
Deferred tax assets	8,176	67,051
Restricted cash and investments	7,316	5,615
Other assets	19,698	17,404
Total assets	$1,569,119	$1,286,027
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$77,357	$60,986
Accrued payroll and related expenses	30,276	37,641
Contingent liabilities	19,497	—
Income tax liabilities	930	990
Total current liabilities	128,060	99,617
Senior convertible notes	669,398	372,920
Deferred and income tax liabilities, non-current	11,496	8,602
Non-current litigation liabilities	88,310	88,261
Other long-term liabilities	20,170	14,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2016 and December 31, 2015, 53,418,900 and 52,616,471 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	53	53
Additional paid-in capital	961,206	989,387
Accumulated other comprehensive loss	(9,079)	(12,112)
Accumulated deficit	(129,533)	(120,647)
Treasury stock at cost; 3,647,690 shares and 3,316,794 shares at March 31, 2016 and December 31, 2015, respectively	(177,814)	(161,788)
Total NuVasive, Inc. stockholders’ equity	644,833	694,893
Non-controlling interests	6,852	7,309
Total equity	$651,685	$702,202
Total liabilities and equity	$1,569,119	$1,286,027

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2016	2015
Revenue	$215,104	$192,383
Cost of goods sold (excluding below amortization of intangible assets)	54,226	45,664
Gross profit	160,878	146,719
Operating expenses:
Sales, marketing and administrative	130,195	116,096
Research and development	10,629	9,264
Amortization of intangible assets	7,871	2,996
Litigation liability (gain)	—	(42,575)
Business transition costs	(50)	5,373
Total operating expenses	148,645	91,154
Interest and other expense, net:
Interest income	328	419
Interest expense	(8,472)	(7,126)
Loss on repurchases of convertible notes	(17,444)	—
Other income, net	50	424
Total interest and other expense, net	(25,538)	(6,283)
(Loss) income before income taxes	(13,305)	49,282
Income tax benefit (expense)	3,962	(17,885)
Consolidated net (loss) income	$(9,343)	$31,397
Add back net loss attributable to non-controlling interests	$(457)	$(163)
Net (loss) income attributable to NuVasive, Inc.	$(8,886)	$31,560

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(0.18)	$0.66
Diluted	$(0.18)	$0.61
Weighted average shares outstanding:
Basic	49,617	47,989
Diluted	49,617	51,716

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
(unaudited)	2016	2015
Consolidated net (loss) income	$(9,343)	$31,397
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	348	133
Translation adjustments, net of tax	2,685	(2,185)
Other comprehensive income (loss)	3,033	(2,052)
Total consolidated comprehensive (loss) income	(6,310)	29,345
Net loss attributable to non-controlling interests	457	163
Comprehensive (loss) income attributable to NuVasive, Inc.	$(5,853)	$29,508

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
(unaudited)	2016	2015
Operating activities:
Consolidated net (loss) income	$(9,343)	$31,397
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,224	16,051
Loss on repurchases of convertible notes	17,444	—
Amortization of non-cash interest	5,112	4,331
Stock-based compensation	4,492	7,611
Reserves on current assets	4,162	633
Other non-cash adjustments	3,491	6,172
Deferred income taxes	1,794	11,015
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	6,939	5,931
Inventory	(9,449)	(11,367)
Prepaid expenses and other current assets	1,303	444
Accounts payable and accrued liabilities	10,040	17,428
Accrued royalties	(19)	(47,459)
Accrued payroll and related expenses	(9,219)	(10,163)
Litigation liability	—	7,730
Income taxes	9,421	(13,731)
Net cash provided by operating activities	57,392	26,023
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	(380,674)	—
Other acquisitions and investments	(8,079)	(1,357)
Purchases of intangible assets	(1,027)	(27,389)
Purchases of property and equipment	(18,279)	(30,694)
Purchases of marketable securities	(36,096)	(71,129)
Proceeds from sales of marketable securities	253,435	105,794
Purchases of restricted investments	—	(32,616)
Net cash used in investing activities	(190,720)	(57,391)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	—	8,092
Proceeds from the issuance of common stock	444	1,403
Payment of contingent consideration	—	(514)
Purchase of treasury stock	(12,599)	(30,944)
Proceeds from issuance of convertible debt, net of issuance costs	634,140	—
Proceeds from sale of warrants	44,850	—
Purchase of convertible note hedge	(111,150)	—
Repurchases of convertible notes	(343,835)	—
Proceeds from revolving line of credit	50,000	—
Repayments on revolving line of credit	(50,000)	—
Other financing activities	(1,442)	(45)
Net cash provided by (used in) financing activities	210,408	(22,008)
Effect of exchange rate changes on cash	686	(517)
Increase (decrease) in cash and cash equivalents	77,766	(53,893)
Cash and cash equivalents at beginning of period	192,339	142,387
Cash and cash equivalents at end of period	$270,105	$88,494

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

On February 11, 2016 the Company acquired Ellipse Technologies, Inc. (“Ellipse Technologies”), which now operates as a wholly owned subsidiary under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”).  NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC.  The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

The Company intends to continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of its MAS techniques and additional applications of the MAGEC technology. Such applications include tumor, trauma, and deformity, as well as increased fixation options and sagittal alignment products. The Company also expects to continue expanding its other product and services offerings as it executes on its strategy to offer customers an end-to-end, integrated procedural solution for spine surgery that distinguishes the Company from traditional spine implant companies.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company has reclassified historically presented product offerings revenue to conform to the current year presentation. The reclassification had no impact on previously reported results of operations or financial position.

Change in Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements but does not anticipate a material impact on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its financial statements.

Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2015-03 amended requirements that require debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, effective for the Company beginning January 1, 2016 applied retroactively for all consolidated balance sheets presented. The Company applied the amended presentation requirements in the first quarter 2016, which does not have a material impact on its financial statements. This change resulted in a reclassification from other assets to senior convertible notes on the Consolidated Balance Sheets presented. See Note 6 to the Unaudited Consolidated Financial Statements for revised presentation.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $9.1 million and $11.6 million at March 31, 2016 and December 31, 2015, respectively.

Business Transition Costs

The Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly associated to such activities. During the three months ended March 31, 2016, the business transition costs were immaterial to the results of operations. During the three months ended March 31, 2015, the Company incurred $5.4 million of such costs, which included a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board, which occurred in the first quarter 2015. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

Product Shipment Costs

Product shipment costs are included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations were $6.2 million and $5.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The majority of the Company’s shipping costs are related to the loan of instrument sets, which are not sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Restructuring Charges

During the three months ended March 31, 2015, the Company recognized incremental restructuring and associated impairment charges of $2.3 million associated with exiting its New Jersey location and termination of the respective lease. The Company previously exited a portion of the facility, in the first quarter of 2014, and this represents the exit from the entire facility. The restructuring and impairment charges mainly consist of the future rental payments through 2017, net of estimated future sublease income, and elimination of related leasehold improvements and deferred rent liabilities. These charges were recorded in sales, marketing and administrative expense in the Consolidated Statements of Operations. There were no material restructuring charges recorded during the three months ended March 31, 2016.

As of March 31, 2016, the total recorded liability associated with this early lease termination was $3.6 million compared to $4.1 million at December 31, 2015. The liability consists of future rental payments net of estimated sublease income through 2017. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets for the periods presented.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Liability Gain

During the three months ended March 31, 2015, the Company recorded a litigation liability gain of $42.6 million resulting primarily from the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation, partially offset by a litigation loss of $13.8 million in connection with the OIG investigation. There were no material litigation gains or losses recorded during the three months ended March 31, 2016.

See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion.

2.    Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted (loss) income per share attributable to the Company:

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net (loss) income available to the Company	$(8,886)	$31,560
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	49,617	47,989
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	—	1,528
Restricted stock units	—	1,308
Warrants	—	—
Senior Convertible Notes	—	891
Weighted average common shares outstanding for diluted	49,617	51,716
Basic net (loss) income per share attributable to the Company	$(0.18)	$0.66
Diluted net (loss) income per share attributable to the Company	$(0.18)	$0.61

The following weighted outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2016	2015
Stock options, employee stock purchase plan, and restricted stock units	3,647	22
Warrants	20,418	9,553
Senior Convertible Notes	19,336	-
Total	43,401	9,575

3.    Financial Instruments and Fair Value Measurements

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of marketable securities is as follows:

(in thousands, except years)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016:
Classified as current assets
Corporate notes	Less than 1	$18,622	$12	$(4)	$18,630
Commercial paper	Less than 1	23,865	—	—	23,865
Short-term marketable securities		42,487	12	(4)	42,495
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	10,590	11	—	10,601
Corporate notes	1 to 2	7,772	10	(2)	7,780
Long-term marketable securities		18,362	21	(2)	18,381
Total marketable securities at March 31, 2016		$60,849	$33	$(6)	$60,876

December 31, 2015:
Classified as current assets
Certificates of deposit	Less than 1	$6,615	$—	$—	$6,615
Corporate notes	Less than 1	108,739	5	(173)	108,571
Commercial paper	Less than 1	21,991	—	—	21,991
Securities of government-sponsored entities	Less than 1	28,284	—	(38)	28,246
Short-term marketable securities		165,629	5	(211)	165,423
Classified as non-current assets
Certificates of deposit	1 to 2	12,392	—	—	12,392
Corporate notes	1 to 2	43,857	—	(109)	43,748
Securities of government-sponsored entities	1 to 2	56,412	—	(220)	56,192
Long-term marketable securities		112,661	—	(329)	112,332
Total marketable securities at December 31, 2015		$278,290	$5	$(540)	$277,755

As of March 31, 2016, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net foreign currency exchange gains, which include gains and losses from derivative instruments, was $0.1 million for the three months ended March 31, 2016, and $0.3 million for the three months ended March 31, 2015, and are included in other income (expense) in the Consolidated Statements of Operations.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect against fluctuations in earnings and cash flows that may rise from volatility in currency exchange rates. The Company uses foreign currency forward exchange contracts to hedge the currency exchange rate exposure from short-term intercompany receivables and payables denominated in a currency other than the reporting entity’s functional currency. Realized and unrealized gains or losses on forward contracts are included in the determination of net income as the forward contracts are not designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. The foreign currency forward contracts effectively lock in the exchange rate at which the specific intercompany receivables and payables will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. The forward contracts are generally settled monthly. As of March 31, 2016 and December 31, 2015, notional principal amount of $10.2 million and $8.5 million, respectively, in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables.

The following table summarizes the fair values of derivative instruments at March 31, 2016 and December 31, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2016	2015	Location	2016	2015
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$—	*	Other current liabilities	$120	—
Total derivatives		$—	*		$120	—

*De minimis amount recognized in the hedge relationship.

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$179	Other (income) expense	$(2,165)
Total derivatives		$179		$(2,165)

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent consideration liabilities are measured at fair value on a recurring basis, and are determined under the fair value categories in accordance with the authoritative guidance as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2016:
Money market funds	$217,466	$217,466	$—	$—
Corporate notes	26,410	—	26,410	—
Commercial paper	23,865	—	23,865	—
Securities of government-sponsored entities	10,601	—	10,601	—
Total assets	$278,342	$217,466	$60,876	$—

December 31, 2015:
Money market funds	$68,425	$68,425	$—	$—
Certificates of deposit	19,007	19,007	—	—
Corporate notes	152,319	—	152,319	—
Commercial paper	21,991	—	21,991	—
Securities of government-sponsored entities	115,929	—	115,929	—
Total assets	$377,671	$87,432	$290,239	$—

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three months ended March 31, 2016.

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2016 and December 31, 2015 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company’s capital lease obligations approximate their related fair values as of March 31, 2016 and December 31, 2015.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at March 31, 2016 and December 31, 2015 were approximately $159.2 million and $551.4 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 was $696.7 million at March 31, 2016. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s Senior Convertible Notes.

Contingent Consideration Liability

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2016	2015
Fair value measurement at beginning of period	$—	$644
Contingent consideration liability recorded upon acquisition	21,439	—
Change in fair value measurement included in operating expenses	—	(36)
Contingent consideration paid or settled	—	(608)
Fair value measurement at end of period	$21,439	$—

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of contingent consideration liabilities assumed in business combinations is determined using a discounted cash flow model, the significant inputs of which are not observable in the market. The fair value of such contingent considerations is recorded as part of the purchase consideration of the acquisition. The key assumptions in applying this approach are the projections associated with the applicable milestone, the interest rate and the related probabilities and payment structure in the contingent consideration arrangement. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.

During the first quarter of 2016, the Company recorded $21.4 million in contingent consideration liabilities as part of the purchase consideration of the acquisitions completed during the quarter. The liabilities are recorded in the Consolidated Balance Sheet, commensurate with the respective payable terms, as of March 31, 2016. See Note 5 to the Unaudited Consolidated Financial Statement for further discussion on contingent consideration liabilities assumed in business combinations.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. In general, non-financial assets, including intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. Any impairment charges recognized in the Consolidated Statements of Operations were immaterial for the periods presented.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
March 31, 2016:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$226,548	$(43,389)	$183,159
Manufacturing know-how and trade secrets	12	21,817	(13,707)	8,110
Trade name and trademarks	9	25,700	(5,653)	20,047
Customer relationships	9	84,436	(29,663)	54,773
Total intangible assets subject to amortization	8	$358,501	$(92,412)	$266,089

Intangible assets not subject to amortization:
Goodwill				$404,307
Total goodwill and intangible assets, net				$670,396

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2015:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$92,648	$(37,382)	$55,266
Manufacturing know-how and trade secrets	12	21,787	(13,296)	8,491
Trade name and trademarks	11	9,500	(5,068)	4,432
Customer relationships	8	44,752	(27,865)	16,887
Total intangible assets subject to amortization	10	$168,687	$(83,611)	$85,076

Intangible assets not subject to amortization:
Goodwill				$154,281
Total goodwill and intangible assets, net				$239,357

During the three months ended March 31, 2016, in connection with acquisitions and other investments, the Company recorded additions to definite-lived intangible assets and goodwill of $189.8 million and $250.0 million, respectively. See Note 5 to the Unaudited Consolidated Financial Statement for further discussion on assets acquired in business combinations and asset acquisitions.

The following table summarizes the changes in the carrying value of the Company’s goodwill:

	Three Months Ended March 31,
(in thousands)	2016	2015
Goodwill at beginning of period	$154,281	$154,443
Increases recorded in business combinations	249,973	—
Changes resulting from foreign currency fluctuations	53	(170)
Goodwill at end of period	$404,307	$154,273

Total expense related to the amortization of intangible assets, which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations, was $8.8 million and $3.9 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Total future amortization expense related to intangible assets subject to amortization at March 31, 2016 is set forth in the table below:

(in thousands)
Remaining 2016	$33,232
2017	41,114
2018	39,228
2019	37,749
2020	37,338
2021	35,477
Thereafter through 2027	41,951
Total future amortization expense	$266,089

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Business Combinations

The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contained contingent consideration arrangements that required the Company to assess the acquisition date fair value of the contingent consideration liabilities, which was recorded as part of the purchase consideration of the acquisition with subsequent fair value adjustments to the contingent consideration recorded in the Consolidated Statements of Operations commensurate with the nature of the contingent consideration.

Acquisition of Ellipse Technologies, Inc.

On February 11, 2016, the Company acquired all of the stock interest in Ellipse Technologies, Inc. (“Ellipse Technologies”), which now operates as its wholly owned subsidiary under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”), for a purchase price of $380.0 million (including holdbacks for retained employment of Ellipse Technologies leadership that is to be expensed and is not considered part of the final purchase price) and a potential milestone payment of $30.0 million payable in cash in 2017 related to the achievement of specific revenue targets. A cash payment of $382.2 million, which included additional amounts for cash on hand and traditional working capital adjustments, was transferred at the closing.

NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC.  The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

The Company is still in the process of finalizing the purchase price allocation given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation.  While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation. The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows:

(in thousands)
Cash paid for purchase	$382,174

Accounts receivable	7,148
Inventory	22,451
Other current assets	1,855
Property, plant and equipment, net	6,725
Definite-lived intangible assets:
Developed technology	133,900
Customer relationships	33,200
Trade names	16,200
Goodwill	242,675
Deferred tax assets	17,694
Other assets	1,868
Contingent consideration liability	18,800
Deferred tax liabilities	75,999
Other liabilities assumed	6,743

$382,174

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill recognized in this transaction is not deductible for tax purposes. Goodwill largely consists of expected revenue synergies resulting from the combination of product portfolios, cost synergies related to elimination of redundant facilities, functions and staffing; use of the Company’s existing commercial infrastructure to expand sales of NSO’s products; and the assembled workforce. The intangible assets acquired will be amortized on a straight-line basis over weighted-average useful lives of seven years, nine years and seven years for technology-based, customer-related intangible assets, and trade name related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable.

In connection with the acquisition, a contingent liability of $18.8 million was recorded for the potential revenue-based milestone payment. The liability was fair valued using the Monte Carlo simulation based on specific revenue achievement scenarios and discount factors. Changes in fair value of the liability over the measurement period will be recorded in the results of operations in the Consolidated Statements of Operations.

Acquisition costs of $4.0 million were recognized as selling, marketing and administrative expenses as incurred. The Company’s results of operations for the three months ended March 31, 2016 included the operating results of NSO since the date of acquisition, of $5.8 million of revenue and net loss of $1.6 million in the Unaudited Consolidated Statement of Operations.

The following table presents the unaudited pro forma results for the three months ended March 31, 2016 and March 31, 2015. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination, including $6.5 million in amortization charges for acquired intangible assets, a $7.4 million adjustment for increased fair value of acquired inventory, $0.1 million reduction to revenue for deferred revenue adjustments, $4.0 million in acquisition related expenses, and related tax effects. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Revenues	$221,012	$200,636
Net (loss) income attributable to NuVasive, Inc.	(6,013)	18,140
Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(0.12)	$0.38
Diluted	$(0.12)	$0.35

Other Acquisitions

The Company has completed other acquisitions that were not considered individually or collectively material to the overall Unaudited Consolidated Financial Statements during the periods presented. These acquisitions have been included in the Unaudited Consolidated Financial Statements from the respective dates of acquisition.

For certain acquisitions, the Company is still in the process of finalizing the purchase price allocation given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders (the “Progentix Shareholders”) pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of March 31, 2016, the Company has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Total current assets	$358	$353
Identifiable intangible assets, net	12,511	13,048
Goodwill	12,654	12,654
Accounts payable and accrued expenses	714	574
Deferred tax liabilities, net	1,304	1,496
Non-controlling interests	6,852	7,309

The following is a reconciliation of equity (net assets) attributable to the non-controlling interests:

	Three Months Ended March 31,
(in thousands)	2016	2015
Non-controlling interests at beginning of period	$7,309	$8,310
Less: Net loss attributable to the non-controlling interests	457	163
Non-controlling interests at end of period	$6,852	$8,147

Impulse Monitoring, Inc. and Physician Practices

The Company maintains contractual relationships with several physician practices (“PCs”) which were inherited through the 2011 acquisition of Impulse Monitoring, Inc. In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and the therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the result of PCs was immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	March 31, 2016	December 31, 2015
2.75% Senior Convertible Notes due 2017:
Principal amount	$125,732	$402,500
Unamortized debt discount	(6,818)	(25,958)
Unamortized debt issuance costs	(957)	(3,622)
	117,957	372,920
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	—
Unamortized debt discount	(84,144)	—
Unamortized debt issuance costs	(14,415)	—
	551,441	—
Total Senior Convertible Notes	$669,398	$372,920

2.25% Senior Convertible Notes due 2021

In March 2016, the Company issued $650.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021 (the "2021 Notes"). The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company's common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2021 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for convertible note hedge (the "2021 Hedge") and warrants (the "2021 Warrants") concurrently with the issuance of the 2021 Notes.

 The cash conversion feature of the 2021 Notes (the “Embedded Conversion Derivative”) required bifurcation from the Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016.

The interest expense recognized on the 2021 Notes during the three month period ended March 31, 2016 includes $0.6 million, $0.6 million and $0.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of the Company's common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of the Company's common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2021 Notes prior to March 20, 2019. The Company may redeem the 2021 Notes, at its option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. The Company is unaware of any current events or market conditions that would allow holders to convert the 2021 Notes.

2021 Hedge

In connection with the offering of the 2021 Notes, the Company entered into the hedge transaction with the initial purchasers and/or their affiliates (the "2021 Counterparties") entitling the Company to purchase up to 10,865,270 shares of the Company's common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million and accounted for as equity instrument by recognizing $111.2 million in additional paid-in-capital during 2016. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of the Company's common stock exceeds the strike price of the 2021 Hedge. An assumed exercise of the 2021 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2021 Warrants

The Company sold warrants to the 2021 Counterparties to acquire up to 10,865,270 shares of the Company’s common stock. The 2021 Warrants will expire on various dates from June 2021 through December 2021 and may be settled in cash or net shares. It is the Company's current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $44.9 million in cash proceeds from the sale of the 2021 Warrants, which was recorded in additional paid-in-capital. The 2021 Warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2021 Warrants, which is $80.00 per share. The Company uses the treasury share method for assumed conversion of its 2021 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the “2017 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for convertible note hedge (the “2017 Hedge”) and warrants (the “2017 Warrants”) concurrently with the issuance of the 2017 Notes. In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million in principal amount outstanding of the $402.5 million 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in a remaining balance of $125.7 million principal amount outstanding as of March 31, 2016. For more details, refer to “Repurchase of Senior Convertible Notes due 2017”.

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

The interest expense recognized on the 2017 Notes during the three month period ended March 31, 2016 includes $2.5 million, $3.7 million and $0.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the three month period ended March 31, 2015 includes $2.8 million, $3.8 million and $0.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The effective interest rate on the 2017 Notes is 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

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

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the $402.5 million principal Senior Convertible Notes due 2017, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. As a result of this repurchase the Company recorded a loss in other expense, on the accompanying Consolidated Statements of Operations, of approximately $17.4 million during the three months ended March 31, 2016 on the early extinguishment of 2017 Notes and related the debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in remaining balances of $125.7 million, $6.8 million, and $1.0 million of principal outstanding, debt discount, and debt issuance costs, respectively, as of March 31, 2016. The Company intends to use the remainder of the net proceeds from the 2021 Notes offering for general corporate purposes.

Revolving Senior Credit Facility

In February 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a revolving senior credit facility (the “Facility”) that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the Facility provided the Company remains in compliance with the underlying financial covenants. The Facility matures February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement (the “Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the Facility. At March 31, 2016 the Company does not carry any outstanding revolving loans.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the Company to maintain ratios of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in relation to consolidated interest expense and consolidated debt, respectively, as defined in the Credit Agreement, at varying scales throughout the life of the Credit Agreement. The Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of the present and future property and assets of the Company and each guarantor.

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Sales, marketing and administrative expense	$4,430	$7,277
Research and development expense	10	259
Cost of goods sold	52	75
Stock-based compensation expense before taxes	4,492	7,611
Related income tax benefits	(1,797)	(3,044)
Stock-based compensation expense, net of taxes	$2,695	$4,567

At March 31, 2016, there was $56.1 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.7 years.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended March 31,
	2016	2015
ESPP
Volatility	31%	44%
Expected term (years)	0.6	1.4
Risk free interest rate	0.3%	0.2%
Expected dividend yield	—%	—%

Under the terms of the ESPP, shareowners can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the commencement date of the two-year or six-month offering period (depending on the purchase period enrolled), or (ii) the respective purchase date.

The Company has not granted any options since 2011. The Company issued approximately 0.1 million shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three months ended March 31, 2016 and issued approximately 3.3 million shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2015.

Restricted Stock Units

The Company issued approximately 0.7 million shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three months ended March 31, 2016 and issued approximately 1.4 million shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2015.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed Equity Incentive Plan

In connection with the acquisition of Ellipse Technologies (see Note 5 to the Unaudited Consolidated Financial Statements), the Company assumed the Ellipse Technologies, Inc. 2015 Incentive Award Plan and the shares thereunder, subject to an equity exchange adjustment, for future awards by the Company.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2016, the tax effects for discrete events such as changes to the beginning of the year valuation allowances, certain unrecognized tax benefits, and return to provision adjustments were recognized separately from the application of the annual effective tax rate. The Company’s effective tax rate recorded for the three months ended March 31, 2016 was 30%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $1.5 million during the three months ended March 31, 2016. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in the state of New York and the state of Louisiana. U.S. and most foreign jurisdictions remain subject to examination in all years due to prior year net operating losses and R&D credits.

Upon the acquisition of Ellipse Technologies, the Company recorded a net deferred tax liability through goodwill of approximately $58.3 million primarily related to basis differences in the assigned fair value of acquired intangible assets. See Note 5 to the Unaudited Consolidated Financial Statements for further information regarding the acquisition.

9.    Business Segment, Product and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated by the chief operating decision maker (“CODM”) and the lack of availability of discrete financial information.

The Company operates under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products, and following the acquisition of Ellipse Technologies, also include the MAGEC- EOS spinal bracing and lengthening system and the PRECICE limb lengthening system. The Company’s surgical support product offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery. Revenue by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Spinal Hardware	$151,957	$131,222
Surgical Support	63,147	61,161
Total Revenue	$215,104	$192,383

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2016	2015	2016	2015
United States	$188,351	$169,926	$124,229	$113,037
International (excludes Puerto Rico)	26,753	22,457	28,759	28,404
Total	$215,104	$192,383	$152,988	$141,441

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Commitments

Licensing and Purchasing Agreements

As of March 31, 2016, the Company has obligations under certain consultancy arrangements to pay up to approximately $23.4 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At March 31, 2016, future commitments for such key executives were approximately $22.3 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

Leasing Commitments Assumed in Business Combinations

In connection with the acquisition of Ellipse Technologies (see Note 5 to the Unaudited Consolidated Financial Statements for further information regarding the acquisition) the Company assumed the operating leases to its office facilities. The leases were determined to be of similar terms that would be expected to be provided to the Company had it entered into the leasing agreements independently. In connection with the operating leases, the Company acquired the security deposits recorded and maintained as restricted cash which total $1.5 million as of March 31, 2016. The Company’s future lease payment commitments total $7.5 million through the terms of the lease.

The terms of the leases extend through 2020, and generally provide for periodic rent increases. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying Unaudited Consolidated Balance Sheets.

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. The Company did not record any material litigation gains or losses in the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company had a gain of $56.4 million related to a litigation accrual change resulting from the legal proceedings in Phase 1 of the Medtronic litigation whereby the damages award by the jury was overturned. This amount was offset by a litigation charge of $13.8 million related to the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) investigation. Refer to both the subsequent section herein titled “Legal Proceedings” and to Note 12 to the Unaudited Consolidated Financial Statements for further information.

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

Both parties filed appeals to the U.S. Court of Appeals for the Federal Circuit. On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”). The case has been remanded back to the District Court for further proceedings to determine a proper damages award, and a retrial has not been scheduled. Similarly, the U.S. Supreme Court granted Medtronic’s appeal of liability with regard to the one Company patent at issue in Phase 1, and remanded the case back to the Court of Appeals for further consideration of Medtronic’s liability in view of an intervening case from the Supreme Court. Further, on March 6, 2015, the Company sought reexamination of certain claims of one of the two Medtronic patents at issue in Phase 1 of the litigation and for which the Company was found to have infringed. On March 11, 2016, the Patent Office issued a final rejection of all claims subject to reexamination.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With respect to the favorable verdict delivered regarding the one Company patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount has not been recorded at March 31, 2016. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one Company patent. Consistent with the treatment afforded the $0.7 million damage award, no amount has been recorded for royalty revenue as of March 31, 2016.

The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case. The settlement also removed from the case the cervical plate patent that was part of the first phase. As part of the settlement, the Company received a broad license to practice (i) the Medtronic patent that was the sole subject of the second phase of the litigation, (ii) the Medtronic cervical plate patent that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic’s patent rights related to cervical plate technology. In exchange for these license rights, the Company made a one-time payment to Medtronic of $7.5 million, which amount will be fully offset against any damage award ultimately determined to be owed by the Company in connection with a final resolution of the first phase of the litigation. In addition, Medtronic will receive a royalty on certain cervical plate products sold by the Company, including the Helix and Gradient lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various Company spinal implants (including its CoRoent XL family of spinal implants) infringe Medtronic’s U.S. Patent No. 8,021,430, that the Company’s Osteocel Plus bone graft product infringes Medtronic’s U.S. Patent No. 5,676,146, (“146 Patent”) and that the Company’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic’s U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, the Company counterclaimed alleging infringement by Medtronic of the Company’s U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design) (“922 Patent”), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court has stayed litigation of a number of Medtronic and Company patents currently subject to reexamination or review proceedings conducted by the Patent Office. Both parties brought motions for summary judgment addressing the patents that were not stayed or dismissed in the litigation. On October 20, 2015, the District Court issued an opinion granting Medtronic’s motion for summary judgment of non-infringement of the Company’s ‘922 Patent. Similarly, on February 17, 2016, the District Court granted the Company’s motion for summary judgment of non-infringement of Medtronic’s ‘146 Patent, and Medtronic has sought reconsideration of the Court’s ruling. No other patent infringement claims are currently active in Phase 3 of the litigation. At March 31, 2016, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (“NMP”) filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. The matter was tried  in October 2010 and an unfavorable jury verdict was delivered against the Company The verdict awarded damages to NMP of $60.0 million, and the Company appealed the judgment. The Court of Appeals reversed and vacated the judgment, and a new trial was conducted in the District Court. In April 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million. The District Court also entered an order canceling the Company’s NeuroVision trademark registrations. In July 2015, the Company agreed to settle all outstanding matters with NMP for $27.2 million. The Company adjusted its litigation accrual from $30.0 million to $27.2 million at June 30, 2015; resulting in a $2.8 million gain which was recorded in the Consolidated Statement of Operations during the three months ended June 30, 2015. The Company previously escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds accrued interest and were included in short-term restricted cash and investments in the Consolidated Balance Sheets until funding of the settlement which occurred during the three months ended September 30, 2015. The Company no longer has any remaining liability or restricted cash related to this matter.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff (“Plaintiff”) filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The District Court granted the Company’s motion to dismiss the Amended Complaint and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014, and the District Court once again granted the Company’s motion to dismiss the complaint with leave to amend. On December 23, 2014, Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss, and while the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint. The Company moved to dismiss the Fourth Amended Complaint. On August 28, 2015, the District Court issued an order granting the Company’s motion to dismiss the Fourth Amended Complaint with leave to amend. On September 11, 2015, Plaintiff filed a Fifth Amended Complaint. At March 31, 2016, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 22, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. Both parties have filed post-trial motions and the Company intends to appeal the verdict and subsequent judgment. Notwithstanding, during pendency of any appeals, the Company has agreed to escrow funds necessary to secure the amount of the judgment and attorneys’ fees and costs. The Company is in the process of establishing an escrow, but to date, no such funds have been placed in escrow.

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that upon either post-trial motions or appeal the judgment will be vacated and have deemed it probable that is the outcome. Accordingly, at March 31, 2016, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated.  Therefore, the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, in accordance with the accounting guidance required by ASC 450, Contingencies.

12.    Regulatory Matters

In 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In July 2015, the Company entered into a definitive settlement agreement. Under the terms of the agreement, the Company paid $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The settlement was not an admission of liability or wrongdoing by the Company, and the Company was not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $13.8 million litigation charge related to this matter, which was included in the Consolidated Statements of Operations and funded during the three months ended March 31, 2015.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At March 31, 2016, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and similar discussions in our other Securities and Exchange Commission filings. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including biologics used to aid in the spinal fusion process.

Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion.  We also recently launched Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment. Our biologics products, which are used to aid in the spinal fusion process or bone healing process include allograft (donated human tissue) and synthetic offerings.  In addition, on February 11, 2016 we acquired Ellipse Technologies, Inc., or Ellipse Technologies, which now operates as our wholly owned subsidiary under the renamed legal entity NuVasive Specialized Orthopedics, Inc., or NSO. NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthening following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury. We continue to focus significant research and development efforts to expand our MAS product platform and additional applications of the MAGEC technology to advance the applications of our unique technology into procedurally-integrated surgical solutions that improve clinical and economic outcomes. Such applications include tumor, trauma, and deformity, as well as increased fixation options and sagittal alignment products. We also expect to continue expanding our other product and services offerings as we execute on our strategy to offer customers an end-to-end, integrated procedural solution for spine surgery that distinguishes us from traditional spine implant companies. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS product platform, as well as ongoing education for MAS-trained surgeons attending advanced courses.

Revenues and Operations

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our primary distribution and warehousing operations facility located in Memphis, Tennessee. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of exclusive independent sales agents and directly-employed sales representatives, both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in our statement of operations in the sales, marketing and administrative expenses line. We are continuing to invest in our expansion of international sales efforts with the focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales shareowners as well as exclusive distributors and independent sales agents.

Results of Operations

Revenue

	March 31,
(in thousands, except %)	2016	2015	$ Change	% Change
Three Months Ended
Revenue
Spinal Hardware	$151,957	$131,222	$20,735	16%
Surgical Support	63,147	61,161	1,986	3%
Total revenue	$215,104	$192,383	$22,721	12%

Our spinal hardware product line offerings include our implants and fixation products, and following the acquisition of Ellipse Technologies, include the MAGEC-EOS spinal bracing and lengthening system and the PRECICE limb lengthening system. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2016 will come primarily from share gains in the shift toward less invasive spinal surgery, including from MAGEC-EOS and PRECICE product offerings, and international growth.

Our total revenues increased $22.7 million during the three months ended March 31, 2016, representing total revenue growth of 12% compared to the same period in 2015.

Revenue from our spinal hardware product offerings increased $20.7 million, or 16%, during the three months ended March 31, 2016, compared to the same period in 2015. NSO accounted for approximately 5% of the increase, and our other products volume increased approximately 14%. These increases were partially offset by unfavorable changes of approximately 2% in price and 1% due to foreign currency fluctuation.

Revenue from our surgical support product offerings increased $2.0 million, or 3%, during the three months ended March 31, 2016 compared to the same period in 2015, which was primarily due to an increase in volume.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2016	2015	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$54,226	$45,664	$8,562	19%
% of total revenue	25%	24%

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

Cost of goods sold increased $8.6 million, or 19%, during the three months ended March 31, 2016, compared to the same period in 2015. Cost of goods sold for our business, excluding NSO, increased due to volume, shift in price and product mix by approximately 5%. The additional inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies, and NSO cost of goods sold for the period, accounted for approximately 11% and 2% of the total increase, respectively. Other cost of goods sold expenses increased approximately 1% related to obsolescence of existing products due to our new product launch in the cervical market, offset by reduction in costs resulting from the repeal of the Affordable Care Act’s medical device tax in 2016 and expiring royalty obligations for certain product lines. Cost of goods sold as a percentage of revenue remained relatively consistent; experiencing a 1% decrease in gross margin for the three months ended March 31, 2016, compared to the same period in 2015, for the reasons described above.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016		2015
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$130,195	61%	$116,096	60%	14,099	12%
Research and development	10,629	5%	9,264	5%	1,365	15%
Amortization of intangible assets	7,871	4%	2,996	2%	4,875	200%
Litigation liability (gain)	—	—%	(42,575)	—%	42,575	*
Business transition costs	(50)	—%	5,373	3%	(5,423)	*

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

Sales, marketing and administrative expenses increased $14.1 million or 12% during the three months ended March 31, 2016, compared to the same period in 2015, primarily related to increases in shareowner compensation due to increased headcount, and distributor commissions and freight, both of which are a function of the increase in revenue and international expansion, and increased legal expenses related to Phase 1 of the Medtronic litigation. Sales, marketing and administrative expenses incurred by NSO accounted for approximately 4% of the increase in sales, marketing and administrative expenses.

As a percentage of revenue, sales, marketing and administrative expenses increased during the three months ended March 31, 2016 compared to the same period in 2015. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. However, during the current period there have been increased costs associated with acquisitions and related activities. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

Research and Development

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other shareowner related expenses. In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, including iGA, and our comprehensive product portfolio. We have also acquired complementary and strategic assets and technology, particularly in the area of spine surgery products. We continue to invest in research and development programs.

Research and development expense increased by $1.4 million or 15%, but remained comparatively consistent as a percentage of revenue during the three months ended March 31, 2016 compared to the same period in 2015. The increase is due to product related expenses primarily associated with NSO.

Research and development costs as a percentage of revenue have remained relatively flat throughout the three months ended March 31, 2016 compared to the same period in 2015. However, on a long-term basis, excluding unique items, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Amortization of Intangible Assets

Amortization expense increased $4.9 million or 200% during the three months ended March 31, 2016, compared to the same period in 2015, primarily as a result of the amortization expense recognized on the intangible assets acquired in conjunction with our acquisition of Ellipse Technologies. See Note 5 to the Unaudited Consolidated Financial Statements for further information regarding the assets obtained in the acquisition.

Litigation Liability Gain

Litigation liability gain of $42.6 million for the three months ended March 31, 2015 primarily related to the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation, which revised the award for lost profits and convoyed sales. The litigation liability gain was partially offset by litigation liability losses of $13.8 million in connection with the OIG investigation. See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion. We did not record any litigation liability gains or losses during the three months ended March 31, 2016.

Business Transition Costs

The Company incurs costs related to integration and business transition activities which include severance, relocation, consulting, and other costs directly related to such activities. During the three months ended March 31, 2016, we did not incur any material business transition costs. During the three months ended March 31, 2015, we incurred $5.4 million of such costs, which included a $3.4 million charge associated with the resignation of our former Chief Executive Officer and Chairman of the Board. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

Interest and Other Expense, Net

Total interest expense increased $1.3 million during the three months ended March 31, 2016 compared to the same period in 2015 as a result of issuance of the 2021 Senior Convertible Notes. Additionally, a loss of $17.4 million was recognized on the repurchases of $276.8 million principal amount of the outstanding 2017 Senior Convertible Notes, which was recorded in other expense. Other income, net, includes foreign currency exchange and derivative instrument gains of $0.1 million, net of foreign currency hedges during the three months ended March 31, 2016, and $0.3 million during the three months ended March 31, 2015. Our currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen. The total interest and other expense, net, include marginal income earned on marketable securities.

Income Tax (Benefit) Expense

	March 31,
(in thousands, except %)	2016	2015
Three Months Ended
Income tax (benefit) expense	$(3,962)	$17,885
Effective income tax rate	30%	36%

The provision for income tax expense (benefit) as a percentage of pre-tax income from continuing operations was 30% for the three months ended March 31, 2016 compared with 36% for the three months ended March 31, 2015. The rate was lower in the first quarter of 2016 than in the first quarter of 2015 due primarily to losses in jurisdictions for which we receive no tax benefit offset by the release of certain valuation allowances.

Liquidity, Cash Flows and Capital Resources

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in the U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and an economy may increase those risks and may affect the value and liquidity of our current investments and restrict our ability to access the capital markets.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful vertical integration of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. We believe that our cash flow from operations and growing operations will continue to fund the ongoing core business.  As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. At March 31, 2016, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $20.3 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of March 31, 2016, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $22.2 million. We have operations in markets in which there is governmental instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

In connection with the Medtronic litigation, a jury from the U.S. District Court, Southern District of California delivered an unfavorable verdict to us and awarded monetary damages of approximately $101.2 million to Medtronic. In May 2012, in accordance with an escrow arrangement, we transferred $113.3 million of cash into a restricted escrow account to secure the amount of the judgment, plus prejudgment interest, during pendency of our appeal of the judgment. During 2013, we and Medtronic entered into a settlement agreement fully resolving the second phase of the case and we made a one-time payment to Medtronic of $7.5 million.  In March 2015, the Court of Appeals ruled in favor of us, overturning the previous ruling that Medtronic was entitled to, among other things, lost profits. We reduced our royalty accrual and long-term litigation liability by $56.4 million during the year ended December 31, 2015. Accordingly, our accrual for the Medtronic litigation as of March 31, 2016 was $88.3 million in long-term liabilities. As a result of the March 2, 2015 Court of Appeals decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against us as improper, we were no longer required to escrow funds related to Phase I of the ongoing litigation. During the year ended December 31, 2015, the funds in escrow, approximately $114.1 million, were returned to our unrestricted investment accounts from our long-term restricted cash and investments. In the event that we have a significant cash outflow related to the litigation, the cash will be funded through our unrestricted cash and investments. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

On August 31, 2015, we received a civil investigative demand, or CID, issued by the Department of Justice, or DOJ, pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation, and the probable outcome of this matter cannot be determined.

We are involved in a number of legal actions and investigations arising out of the normal course of our business as discussed in Note 11 of the Unaudited Consolidated Financial Statements. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our current accrual estimate, if any, for one or more of the matters described in our Unaudited Consolidated Financial Statements could have a material adverse effect on our liquidity and access to capital resources.  Additionally, it is possible that as part of the ongoing legal appeals process, regardless of our assessment of the probability of a loss, we could be required to set aside funds in an escrow.  These requirements to escrow funding could have an adverse impact on our ability to access our current liquidity or impact our access to additional capital resources.

On February 11, 2016, we acquired Ellipse Technologies for an upfront payment of $380.0 million (including holdbacks for retained employment of Ellipse Technologies leadership that is to be expensed and is not considered part of the final purchase price) and a potential milestone payment of $30.0 million payable in 2017 related to the achievement of specific revenue targets. In connection with the closing, we used approximately $380.7 million (net of cash acquired) of our available cash and investments on hand to pay the upfront payment to security holders of Ellipse Technologies, as well as related transaction fees and expenses.

In furtherance of our initiative to increase the amount of products that we self-manufacture, in 2015 we added a manufacturing facility in Dayton, Ohio of approximately 179,000 square feet and announced our plans to build out and equip the new facility in order to expand our internal manufacturing efforts.

Cash, cash equivalents and marketable securities were $331.0 million and $470.1 million at March 31, 2016 and December 31, 2015, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next 12 months. The change in liquidity during the three months ended March 31, 2016 of $139.1 million was mainly driven by the funding of our acquisition of Ellipse Technologies, Inc. of approximately $380.7 million (net of cash acquired), $343.8 million repurchase of a portion of our Senior Convertible Notes due 2017, $66.3 million net for the call spread on the sale and purchase of warrants and bond hedge, $12.6 million cash tax payments on behalf of shareowners with net share settlement, and ordinary seasonal payments such as annual bonuses, offset by inflows of $634.1 million net issuance of our Senior Convertible Notes due 2021. At March 31, 2016, we have cash totaling $7.3 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $57.4 million for the three months ended March 31, 2016, compared to $26.0 million for the same period in 2015. The $31.4 million increase in cash provided by operating activities was primarily due to income tax payments in the prior year shifting to income tax refunds in the current year.

Cash Flows from Investing Activities

Cash used in investing activities was $190.7 million for the three months ended March 31, 2016, compared to $57.4 million used for the same period in 2015. The $133.3 million increase in cash used in investing activities was primarily due to the $380.7 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies, Inc., and $8.1 million used in other acquisition related investments. The funding of the acquisition was partially offset by a net increase of $215.3 million cash received related to activities within investment portfolios over the periods presented. Additionally, there was a decrease of $38.8 million in cash used on purchases of intangible assets and property and equipment during the three months ended March 31, 2016 as compared to the same period in 2015.

Cash Flows from Financing Activities

Cash provided by financing activities was $210.4 million for the three months ended March 31, 2016, compared to $22.0 million cash used for the same period in 2015. The $232.4 million increase in cash provided by financing activities was primarily due to the net issuance of the 2021 Senior Convertible Notes of $634.1 million, offset by the net $66.3 million purchase of a call spread related to that issuance. Additionally, we used approximately $343.8 million of the net proceeds to repurchase a portion of the 2017 Senior Convertible Notes.

Treasury stock purchases decreased $18.3 million due to a decrease in equity award vesting and stock option exercises of approximately 1.1 million shares during the three months ended March 31, 2016 compared to the same period in 2015. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). We may not redeem the 2021 Notes prior to March 20, 2019. We may redeem the 2021 Notes, at our option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing any of our other securities. We are unaware of any current events or market conditions that would allow holders to convert the 2021 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price.

In connection with the offering of the 2021 Notes, we entered into the hedge transactions, which we refer to as the 2021 Hedge, with the initial purchasers and/or their affiliates, which we refer to as the 2021 Counterparties, entitling us to purchase up to 10,865,270 shares of our own common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2021 Hedge. Our assumed exercise of the 2021 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

We also sold warrants, which we refer to as the 2021 Warrants, to the 2021 Counterparties to acquire up to 10,865,270 common shares of our stock. The 2021 Warrants will expire on various dates from June 2021 through December 2021 and may be settled in cash or net shares. It is our current intent and policy to settle all conversions in shares of our common stock. We received $44.9 million in cash proceeds from the sale of the 2021 Warrants. The 2021 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2021 Warrants, which is $80.00 per share.

2.75% Senior Convertible Notes due 2017

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

In connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, which we refer to as the 2017 Hedge, with the initial purchasers and/or their affiliates, which we refer to as the Counterparties, entitling us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2017 Hedge. Our assumed exercise of the 2017 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

In March 2016, we used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million in principal amount outstanding of the $402.5 million 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in a remaining balance of $125.7 million in principal outstanding as of March 31, 2016.

Revolving Senior Credit Facility

In February 2016, we entered into a credit agreement, which we refer to as the Credit Agreement, for a revolving senior credit facility, which we refer to as the Facility, that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the Facility provided we remain in compliance with the underlying financial covenants. The Facility matures on February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All of our assets and assets of our material domestic subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of our material domestic subsidiaries guarantees the Facility. At March 31, 2016 we did not carry any outstanding revolving loan.

Borrowings under the Facility are used by us to provide financing for working capital and other general corporate purposes, including potential mergers and acquisitions. Loans under the Facility bear interest, at our option, at either LIBOR (determined in accordance with the Credit Agreement) plus an applicable margin ranging from 1.00% - 2.00 % per annum subject to our applicable consolidated leverage ratio or the Base Rate (determined in accordance with the Credit Agreement), plus an applicable margin ranging from 0.0% - 1.25% per annum subject to our applicable consolidated leverage ratio. The Facility has a commitment fee, which accrues at a rate of 0.2% - 0.4% per annum (determined in accordance with the Credit Agreement) based on our current leverage ratio.

The Credit Agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain ratios of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense, and to consolidated debt, respectively, as defined in the Credit Agreement, at varying scales throughout the life of the Credit Agreement. The Facility grants the lenders preferred first priority liens and security interests in our capital stock, intercompany debt and all of our present and future property and assets, including each guarantor.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and there have been no material changes during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016 we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2016. Based on such evaluation, our management has concluded that as of March 31, 2016, the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated January 4, 2016, by and among the Company, Magneto Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, Ellipse Technologies, Inc., and Fortis Advisors LLC, a Delaware limited liability corporation, in its capacity as the equityholders’ representative  (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

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
4.1

Indenture, dated March 16, 2016, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

4.2	Form of 2.25% Convertible Senior Note due 2021 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)
10.1#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)

10.2

Credit Agreement, dated February 8, 2016, by and among the Company, as the Borrower, Certain Subsidiaries of the Company, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement

(incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.3

Security and Pledge Agreement, dated February 8, 2016, by and among the Company, as the Borrower, and Certain Subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.4

Amendment No. 1 to Credit Agreement, dated March 9, 2016, by and among the Company, as the Borrower, the Other Loan Parties, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 9, 2016)

10.5

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.6

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.7

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.8

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.9

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.10

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.11

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.12

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

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

NUVASIVE, INC.

Date:	April 26, 2016	By: /s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2016	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated January 4, 2016, by and among the Company, Magneto Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, Ellipse Technologies, Inc., and Fortis Advisors LLC, a Delaware limited liability corporation, in its capacity as the equityholders’ representative  (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

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
4.1

Indenture, dated March 16, 2016, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

4.2	Form of 2.25% Convertible Senior Note due 2021 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)
10.1#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)
10.2

Credit Agreement, dated February 8, 2016, by and among the Company, as the Borrower, Certain Subsidiaries of the Company, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.3

Security and Pledge Agreement, dated February 8, 2016, by and among the Company, as the Borrower, and Certain Subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.4

Amendment No. 1 to Credit Agreement, dated March 9, 2016, by and among the Company, as the Borrower, the Other Loan Parties, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 9, 2016)

10.5

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.6

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.7

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.8

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.9

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.10

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.11

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.12

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

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