Form 10-Q
period 2016-06-30
NUVASIVE INC
filed 2016-07-26
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 21, 2016 there were 50,214,449 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$263,082	$192,339
Short-term marketable securities	54,081	165,423
Accounts receivable, net of allowances of $6,066 and $5,320, respectively	141,917	127,595
Inventory, net	201,901	168,140
Prepaid income taxes	42,852	40,540
Prepaid expenses and other current assets	8,141	8,790
Total current assets	711,974	702,827
Property and equipment, net	171,291	141,441
Long-term marketable securities	13,654	112,332
Intangible assets, net	263,607	85,076
Goodwill	405,569	154,281
Deferred tax assets	14,698	83,691
Restricted cash and investments	7,403	5,615
Other assets	17,714	17,404
Total assets	$1,605,910	$1,302,667
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$100,791	$60,985
Accrued payroll and related expenses	35,268	37,641
Litigation liabilities	45,140	—
Income tax liabilities	1,083	990
Short term senior convertible notes	119,451	—
Total current liabilities	301,733	99,616
Long term senior convertible notes	555,493	372,920
Deferred and income tax liabilities, non-current	14,288	8,602
Non-current litigation liabilities	—	88,261
Other long-term liabilities	26,541	14,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2016 and December 31, 2015, 54,868,373 and 52,616,471 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	55	53
Additional paid-in capital	1,017,902	989,387
Accumulated other comprehensive loss	(6,351)	(12,112)
Accumulated deficit	(77,161)	(104,006)
Treasury stock at cost; 4,681,346 shares and 3,316,794 shares at June 30, 2016 and December 31, 2015, respectively	(233,019)	(161,788)
Total NuVasive, Inc. stockholders’ equity	701,426	711,534
Non-controlling interests	6,429	7,309
Total equity	$707,855	$718,843
Total liabilities and equity	$1,605,910	$1,302,667

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2016	2015	2016	2015
Revenue	$236,210	$202,910	$451,314	$395,293
Cost of goods sold (excluding below amortization of intangible assets)	59,745	48,415	113,971	94,079
Gross profit	176,465	154,495	337,343	301,214
Operating expenses:
Sales, marketing and administrative	134,487	114,680	259,325	227,889
Research and development	11,871	8,774	22,500	18,038
Amortization of intangible assets	10,603	2,974	18,474	5,970
Litigation liability (gain) loss	(43,310)	568	(43,310)	(42,007)
Business transition costs	2,756	1,636	8,063	9,896
Total operating expenses	116,407	128,632	265,052	219,786
Interest and other expense, net:
Interest income	406	344	734	763
Interest expense	(10,537)	(7,242)	(19,009)	(14,368)
Loss on repurchases of convertible notes	—	—	(17,444)	—
Other (loss) income, net	(246)	(281)	(196)	143
Total interest and other expense, net	(10,377)	(7,179)	(35,915)	(13,462)
Income before income taxes	49,681	18,684	36,376	67,966
Income tax expense	(19,891)	(8,644)	(10,411)	(26,529)
Consolidated net income	$29,790	$10,040	$25,965	$41,437
Add back net loss attributable to non-controlling interests	$(423)	$(228)	$(880)	$(391)
Net income attributable to NuVasive, Inc.	$30,213	$10,268	$26,845	$41,828

Net income per share attributable to NuVasive, Inc.:
Basic	$0.60	$0.21	$0.54	$0.87
Diluted	$0.57	$0.20	$0.51	$0.81
Weighted average shares outstanding:
Basic	50,027	48,545	49,822	48,269
Diluted	53,159	51,681	52,354	51,700

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2016	2015	2016	2015
Consolidated net income	$29,790	$10,040	$25,965	$41,437
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(6)	11	342	144
Translation adjustments, net of tax	2,734	741	5,419	(1,444)
Other comprehensive income (loss)	2,728	752	5,761	(1,300)
Total consolidated comprehensive income	32,518	10,792	31,726	40,137
Net loss attributable to non-controlling interests	(423)	(228)	(880)	(391)
Comprehensive income attributable to NuVasive, Inc.	$32,941	$11,020	$32,606	$40,528

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
(unaudited)	2016	2015
Operating activities:
Consolidated net income	$25,965	$41,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,329	32,630
Loss on repurchases of convertible notes	17,444	—
Amortization of non-cash interest	10,943	8,749
Stock-based compensation	12,357	13,493
Reserves on current assets	6,751	4,083
Other non-cash adjustments	8,387	10,669
Deferred income taxes	14,691	19,996
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,615)	637
Inventory	(12,019)	(15,181)
Prepaid expenses and other current assets	728	1,182
Accounts payable and accrued liabilities	14,273	6,841
Accrued royalties	111	(47,112)
Accrued payroll and related expenses	(4,356)	(8,370)
Litigation liability	(43,310)	4,795
Income taxes	10,534	(38,666)
Net cash provided by operating activities	100,213	35,183
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	(380,080)	—
Other acquisitions and investments	(8,079)	(1,357)
Purchases of intangible assets	(5,918)	(28,589)
Purchases of property and equipment	(52,566)	(47,976)
Purchases of marketable securities	(128,956)	(129,549)
Proceeds from sales of marketable securities	339,320	164,147
Sales of restricted investments	—	33,809
Purchases of restricted investments	—	(62,625)
Net cash used in investing activities	(236,279)	(72,140)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	—	9,928
Proceeds from the issuance of common stock	6,150	8,360
Payment of contingent consideration	—	(514)
Purchase of treasury stock	(22,549)	(43,937)
Proceeds from issuance of convertible debt, net of issuance costs	634,140	—
Proceeds from sale of warrants	44,850	—
Purchase of convertible note hedge	(111,150)	—
Repurchases of convertible notes	(343,835)	—
Proceeds from revolving line of credit	50,000	—
Repayments on revolving line of credit	(50,000)	—
Other financing activities	(1,545)	(87)
Net cash provided by (used in) financing activities	206,061	(26,250)
Effect of exchange rate changes on cash	748	(543)
Increase (decrease) in cash and cash equivalents	70,743	(63,750)
Cash and cash equivalents at beginning of period	192,339	142,387
Cash and cash equivalents at end of period	$263,082	$78,637

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes the Company’s proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring (“IOM”), services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. The Company also recently launched Integrated Global Alignment (“iGA”), in which products and computer assisted technology under the MAS platform help achieve more precise spinal alignment. The individual components of the MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

The Company’s primary business model is to loan its MAS systems to surgeons and hospitals that purchase implants, biologics and disposables for use in individual procedures. In addition, for larger customers, the Company’s proprietary nerve monitoring systems, MaXcess and surgical instrument sets are placed with hospitals for an extended period at no up-front cost to them. The Company also offers a range of bone allograft in patented saline packaging, disposables and spine implants, which include its branded CoRoent products and fixation devices such as rods, plates and screws. The Company sells MAS instrument sets, MaXcess and nerve monitoring systems to hospitals, however, such sales are immaterial to the Company’s results of operations.

On February 11, 2016 the Company acquired Ellipse Technologies, Inc. (“Ellipse Technologies”), which now operates as a wholly owned subsidiary under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”).  NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as the PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

The Company intends to continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of its MAS techniques and additional applications of the MAGEC technology. Such applications include tumor, trauma, and deformity, as well as increased fixation options and sagittal alignment products. The Company also expects to continue expanding its other product and services offerings as it executes on its strategy to offer customers an end-to-end, integrated procedural solution for spine surgery.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company has reclassified historically presented product offerings revenue to conform to the current period presentation. The Company has also reclassified certain operating expenses into business transition costs. Both reclassifications have no impact on previously reported results of operations or financial position. Refer to section “Recently Adopted Accounting Standards” below for information regarding historical financial information adjusted for a change in accounting policy.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt the new guidance early.

Recently Adopted Accounting Standards

In April 2014, the FASB issued Accounting Standards Update No. 2015-03 amended requirements that require debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, effective for the Company beginning January 1, 2016 applied retroactively for all consolidated balance sheets presented. The Company applied the amended presentation requirements in the first quarter 2016, which does not have a material impact on its financial statements. This change resulted in a reclassification of debt issuance costs from other assets to senior convertible notes on the Consolidated Balance Sheets presented. See Note 6 to the Unaudited Consolidated Financial Statements for revised presentation.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for employee share-based payments. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the income statement, and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. The provisions of the new standard are effective for the Company beginning January 1, 2017, with early adoption permitted. The Company elected to early adopt ASU 2016-09 in the second quarter 2016, which requires any adjustments to be recorded as of the beginning of fiscal 2016. As a result, the Company recorded a modified retrospective adjustment of $16.6 million to deferred tax assets and accumulated deficit as of January 1, 2016, and a retrospective adjustment to the previously reported first quarter 2016 provision for income taxes of approximately $5.5 million for the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital. This resulted in a decrease in net loss per share of $0.11 for the three months ended March 31, 2016. The Company elected to apply the change in classification for excess tax benefits in the statement of cash flows on a prospective basis, and elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $6.4 million and $11.6 million at June 30, 2016 and December 31, 2015, respectively.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third party merger and acquisitions costs and other costs directly associated with such activities. The Company incurred $2.8 million and $8.1 million of business transition costs during the three and six months ended June 30, 2016, respectively, primarily related to acquisition and integration activities.

During the three and six months ended June 30, 2015, the Company incurred $1.6 million and $9.9 million, respectively, of such costs, which included a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board, which occurred in the first quarter 2015. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

Included in business transition costs were the restructuring and impairment charges associated with the Company’s exit of its New Jersey location and termination of the respective lease. The Company incurred charges of $0.4 million and $2.3 million associated with this activity during the six months ended June 30, 2016 and June 30, 2015, respectively. As of June 30, 2016, the total recorded liability associated with this early lease termination was $3.5 million compared to $4.1 million at December 31, 2015. The liability consists of future rental payments through 2017. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets for the periods presented.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $6.6 million and $12.8 million for the three and six months ended June 30, 2016, respectively, and $5.2 million and $10.3 million for the three and six months ended June 30, 2015, respectively. The majority of the Company’s shipping costs are related to the loan of instrument sets, which are not sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Litigation Liability Gain (Loss)

During the three and six months ended June 30, 2016, the Company agreed to settle its ongoing litigation with Medtronic. As a result of the settlement, the Company will pay $45.0 million to Medtronic and accordingly has recorded a gain of $43.3 million related to the settlement. During the three months ended June 30, 2015, the Company received an unfavorable jury verdict in a general litigation matter, and recorded a $3.3 million litigation charge, including fees and costs. This amount was offset by a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation. During the six months ended June 30, 2015, the Company also recorded a litigation liability gain of $42.6 million resulting primarily from the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation, partially offset by a litigation loss of $13.8 million in connection with the OIG investigation.

See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion.

2.    Net Income Per Share

The following table sets forth the computation of basic and diluted income per share attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income attributable to NuVasive, Inc.	$30,213	$10,268	$26,845	$41,828
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	50,027	48,545	49,822	48,269
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	374	1,250	409	1,389
Restricted stock units	1,281	945	1,090	1,126
Warrants	819	—	409	—
Senior Convertible Notes	658	941	624	916
Weighted average common shares outstanding for diluted	53,159	51,681	52,354	51,700
Basic net income per share attributable to NuVasive, Inc.	$0.60	$0.21	$0.54	$0.87
Diluted net income per share attributable to NuVasive, Inc.	$0.57	$0.20	$0.51	$0.81

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Stock options, employee stock purchase plan, and restricted stock units	3	126	1,817	74
Warrants	10,865	9,553	15,642	9,553
Senior Convertible Notes	10,865	—	15,100	—
Total	21,733	9,679	32,559	9,627

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 1 to the Unaudited Consolidated Financial Statements, the Company elected to early adopt ASU 2016-09 in the second quarter 2016, which requires any adjustments to be recorded as of the beginning of the fiscal year. The retrospective adjustments to the Company’s financial results for the three months ended March 31, 2016 included a decrease in net loss attributable to the Company of $5.5 million, which resulted in a decrease in net loss per share of $0.11. The financial information in the table above for the six months ended June 30, 2016 reflects this retrospective adjustment to the Company’s financial results for the three months ended March 31, 2016.

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

The composition of marketable securities is as follows:

(in thousands, except years)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016:
Classified as current assets
Corporate notes	Less than 1	$37,130	$9	$(14)	$37,125
Commercial paper	Less than 1	10,453	—	—	10,453
Securities of government-sponsored entities	Less than 1	6,494	9	—	6,503
Short-term marketable securities		54,077	18	(14)	54,081
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	2,597	6	—	2,603
Corporate notes	1 to 2	11,044	13	(6)	11,051
Long-term marketable securities		13,641	19	(6)	13,654
Total marketable securities at June 30, 2016		$67,718	$37	$(20)	$67,735

December 31, 2015:
Classified as current assets
Certificates of deposit	Less than 1	$6,615	$—	$—	$6,615
Corporate notes	Less than 1	108,739	5	(173)	108,571
Commercial paper	Less than 1	21,991	—	—	21,991
Securities of government-sponsored entities	Less than 1	28,284	—	(38)	28,246
Short-term marketable securities		165,629	5	(211)	165,423
Classified as non-current assets
Certificates of deposit	1 to 2	12,392	—	—	12,392
Corporate notes	1 to 2	43,857	—	(109)	43,748
Securities of government-sponsored entities	1 to 2	56,412	—	(220)	56,192
Long-term marketable securities		112,661	—	(329)	112,332
Total marketable securities at December 31, 2015		$278,290	$5	$(540)	$277,755

As of June 30, 2016, the Company had no investments that were in a significant unrealized loss position and no impairment charges were recorded during the periods presented. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net foreign currency exchange gains (losses), which include gains and losses from derivative instruments, were $(0.3) million and $(0.2) million for the three and six months ended June 30, 2016, respectively, and $(0.3) million and $0.1 million for the three and six months ended June 30, 2015, respectively, and are included in other (loss) income, net, in the Consolidated Statements of Operations.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect against fluctuations in earnings and cash flows that may rise from volatility in currency exchange rates. The Company uses foreign currency forward exchange contracts to hedge the currency exchange rate exposure from short-term intercompany receivables and payables denominated in a currency other than the reporting entity’s functional currency. Realized and unrealized gains or losses on forward contracts are included in the determination of net income as the forward contracts are not designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. The foreign currency forward contracts effectively lock in the exchange rate at which the specific intercompany receivables and payables will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. The forward contracts are generally settled monthly. As of June 30, 2016 and December 31, 2015, notional principal amount of $18.5 million and $8.5 million, respectively, in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables.

The following table summarizes the fair values of derivative instruments at June 30, 2016 and December 31, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2016	2015	Location	2016	2015
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$—	$46	Other current liabilities	$99	—
Total derivatives		$—	$46		$99	—

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$(11)	Other (income) expense	$502
Total derivatives		$(11)		$502

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$168	Other (income) expense	$(1,664)
Total derivatives		$168		$(1,664)

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent consideration liabilities are measured at fair value on a recurring basis, and are determined under the fair value categories in accordance with the authoritative guidance as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2016:
Money market funds	$113,976	$113,976	$—	$—
Corporate notes	48,176	—	48,176	—
Commercial paper	10,453	—	10,453	—
Securities of government-sponsored entities	9,106	—	9,106	—
Total assets	$181,711	$113,976	$67,735	$—

December 31, 2015:
Money market funds	$68,425	$68,425	$—	$—
Certificates of deposit	19,007	19,007	—	—
Corporate notes	152,319	—	152,319	—
Commercial paper	21,991	—	21,991	—
Securities of government-sponsored entities	115,929	—	115,929	—
Total assets	$377,671	$87,432	$290,239	$—

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three and six months ended June 30, 2016 or June 30, 2015, respectively.

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2016 and December 31, 2015 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company’s capital lease obligations approximate their related fair values as of June 30, 2016 and December 31, 2015.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at June 30, 2016 and December 31, 2015 were approximately $182.2 million and $551.4 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 was $769.4 million at June 30, 2016. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s Senior Convertible Notes.

Contingent Consideration Liability

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2016	2015
Fair value measurement at beginning of period	$—	$644
Contingent consideration liability recorded upon acquisition	21,439	—
Change in fair value measurement	339	(36)
Changes resulting from foreign currency fluctuations	32	—
Contingent consideration paid or settled	—	(608)
Fair value measurement at end of period	$21,810	$—

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Consolidated Statement of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.

During the first quarter of 2016, the Company recorded $21.4 million in contingent consideration liabilities as part of the purchase consideration of the acquisitions completed during the quarter. At June 30, 2016, the contingent consideration liabilities were $21.8 million, and were recorded in the Consolidated Balance Sheet commensurate with the respective payable terms. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities assumed in business combinations.

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

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
June 30, 2016:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$226,548	$(50,989)	$175,559
Manufacturing know-how and trade secrets	12	21,802	(14,072)	7,730
Trade name and trademarks	9	25,700	(6,431)	19,269
Customer relationships	8	93,472	(32,423)	61,049
Total intangible assets subject to amortization	8	$367,522	$(103,915)	$263,607

Intangible assets not subject to amortization:
Goodwill				$405,569
Total goodwill and intangible assets, net				$669,176

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

During the six months ended June 30, 2016, in connection with acquisitions and other investments, the Company recorded additions to definite-lived intangible assets and goodwill of $198.8 million and $251.3 million, respectively. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on assets acquired in business combinations and asset acquisitions.

The following table summarizes the changes in the carrying value of the Company’s goodwill:

	Six Months Ended June 30,
(in thousands)	2016	2015
Goodwill at beginning of period	$154,281	$154,273
Increases recorded in business combinations	251,289	—
Changes resulting from foreign currency fluctuations	(1)	32
Goodwill at end of period	$405,569	$154,305

Total expense related to the amortization of intangible assets, which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations, was $11.3 million and $3.9 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $20.1 million and $7.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2016 is set forth in the table below:

(in thousands)
Remaining 2016	$23,083
2017	42,977
2018	40,881
2019	39,195
2020	38,738
2021	36,823
Thereafter through 2027	41,910
Total future amortization expense	$263,607

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

Acquisition of Ellipse Technologies, Inc.

On February 11, 2016, the Company acquired all of the stock interest in Ellipse Technologies, Inc., which now operates as a wholly owned subsidiary of the Company under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”), for a purchase price of $380.0 million (including holdbacks for retained employment of Ellipse Technologies leadership that is to be expensed and is not considered part of the final purchase price) and a potential milestone payment of $30.0 million payable in cash in 2017 related to the achievement of specific revenue targets. A cash payment of $382.2 million, which included additional amounts for cash on hand and traditional working capital adjustments, was transferred at the closing. During the three months ended June 30, 2016, the Company received $0.6 million from the escrow for traditional working capital adjustments finalized after the closing.

NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC.  The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as the PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

The Company applied certain assumptions and findings in the valuation outcome for the assets acquired and liabilities assumed, for which the allocation of the purchase price is based on their fair values, as follows:

(in thousands)
Cash paid for purchase	$381,579

Accounts receivable	7,148
Inventory	22,451
Other current assets	1,855
Property, plant and equipment, net	6,725
Definite-lived intangible assets:
Developed technology	133,900
Customer relationships	33,200
Trade names	16,200
Goodwill	242,432
Deferred tax assets	17,694
Other assets	1,868
Contingent consideration liability	18,800
Deferred tax liabilities	75,999
Other liabilities assumed	7,095

$381,579

Goodwill recognized in this transaction is not deductible for income tax purposes. Goodwill largely consists of expected revenue synergies resulting from the combination of product portfolios, cost synergies related to elimination of redundant facilities, functions and staffing; use of the Company’s existing commercial infrastructure to expand sales of NSO’s products; and the assembled workforce. The intangible assets acquired will be amortized on a straight-line basis over weighted-average useful lives of seven years, nine years and seven years for technology-based, customer-related intangible assets, and trade name related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition, a contingent liability of $18.8 million was recorded as of March 31, 2016 for the potential revenue-based milestone payment. The liability was fair valued using the Monte Carlo simulation based on specific revenue achievement scenarios and discount factors. Changes in fair value of the liability over the measurement period will be recorded in the results of operations in the Consolidated Statements of Operations. The fair value of the liability at June 30, 2016 was $19.4 million and recorded in current liabilities in the Consolidated Balance Sheet.

Acquisition costs of $4.0 million were recognized as selling, marketing and administrative expenses as incurred. The Company’s results of operations included the operating results of NSO, since the date of acquisition, of $15.1 million and $21.0 million of revenue for the three and six months ended June 30, 2016, respectively, and net income (loss) of $1.1 million and $(0.7) million for the three and six months ended June 30, 2016, respectively, in the Unaudited Consolidated Statement of Operations

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2016 and June 30, 2015. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination, some of which are presented in the comparable period results instead of the current period by nature of such adjustments. The adjustments for amortization charges for acquired intangible assets were $6.5 million and $13.0 million for the three and six months ended June 30, 2015, respectively. The adjustments for increased fair value of acquired inventory were $(7.4) million and $(12.3) million for the three and six months ended June 30, 2016, respectively, and $7.4 million and $14.7 million for the three and six months ended June 30, 2015, respectively. The six month period 2015 also includes an adjustment of $4.0 million for acquisition related expenses. All periods presented include immaterial adjustments to revenue for deferred revenue adjustments, and related tax effects to the pre-tax income. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues	$236,270	$214,784	$457,282	$415,420
Net income attributable to NuVasive, Inc.	35,966	2,585	22,920	20,724
Net income per share attributable to NuVasive, Inc.:
Basic	$0.72	$0.05	$0.46	$0.43
Diluted	$0.68	$0.05	$0.44	$0.40

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

Variable Interest Entities

Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders (the “Progentix Shareholders”) pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of June 30, 2016, the Company has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Total current assets	$510	$353
Identifiable intangible assets, net	11,974	13,048
Goodwill	12,654	12,654
Accounts payable and accrued expenses	830	574
Deferred tax liabilities, net	1,160	1,496
Non-controlling interests	6,429	7,309

The following is a reconciliation of equity (net assets) attributable to the non-controlling interests:

	Six Months Ended June 30,
(in thousands)	2016	2015
Non-controlling interests at beginning of period	$7,309	$8,310
Less: Net loss attributable to the non-controlling interests	880	391
Non-controlling interests at end of period	$6,429	$7,919

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

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	June 30, 2016	December 31, 2015
2.75% Senior Convertible Notes due 2017:
Principal amount	$125,732	$402,500
Unamortized debt discount	(5,508)	(25,958)
Unamortized debt issuance costs	(773)	(3,622)
	119,451	372,920
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	—
Unamortized debt discount	(80,403)	—
Unamortized debt issuance costs	(14,104)	—
	555,493	—
Total Senior Convertible Notes	$674,944	$372,920

Less Current Portion:	(119,451)	—
Long-term Senior Convertible Notes	$555,493	$372,920

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The cash conversion feature of the 2021 Notes required bifurcation from the Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016.

The interest expense recognized on the 2021 Notes during the three months ended June 30, 2016 includes $3.7 million, $3.7 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2016 includes $4.3 million, $4.4 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

2021 Hedge

In connection with the offering of the 2021 Notes, the Company entered into the hedge transaction with the initial purchasers and/or their affiliates (the "2021 Counterparties") entitling the Company to purchase up to 10,865,270 shares of the Company's common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million and accounted for as an equity instrument by recognizing $111.2 million in additional paid-in-capital during 2016. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of the Company's common stock exceeds the strike price of the 2021 Hedge. An assumed exercise of the 2021 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the “2017 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for convertible note hedge (the “2017 Hedge”) and warrants (the “2017 Warrants”) concurrently with the issuance of the 2017 Notes. In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million in principal amount outstanding of the $402.5 million 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in a remaining balance of $125.7 million principal amount outstanding. For more details, refer to “Repurchase of Senior Convertible Notes due 2017”.

The cash conversion feature of the 2017 Notes required bifurcation from the Notes and was initially accounted for as a derivative liability and debt discount of $88.9 million upon issuance of the Notes without authorization of issuing additional common stocks for the conversion.  Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative liability was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $39.5 million in other income for change in fair value measurement and $49.4 million in additional paid-in-capital during 2011.

The interest expense recognized on the 2017 Notes during the three months ended June 30, 2016 includes $0.9 million, $1.3 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2016 includes $3.3 million, $5.0 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. During the three months ended June 30, 2015, interest expense recognized on the 2017 Notes includes $2.8 million, $3.9 million and $0.5 million for the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2015 includes $5.5 million, $7.8 million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The effective interest rate on the 2017 Notes is 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2017, holders may convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. At June 30, 2016, holders of the 2017 Notes were in a convertible position, as the reported sale price of the Company’s common stock for 20 days out of the last 30 consecutive trading days ending with June 30, 2016 exceeded 130% of the $42.13 per share conversion price on each applicable trading day. At June 30, 2016, no holders of the 2017 Notes elected to convert. The Company reclassified the 2017 Notes to current liabilities on the June 30, 2016 consolidated balance sheet.

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

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the $402.5 million principal Senior Convertible Notes due 2017, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. As a result of this repurchase, the Company recorded a loss in other expense on the accompanying Consolidated Statements of Operations for the six months ended June 30, 2016 of approximately $17.4 million for the early extinguishment of 2017 Notes and the related debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in remaining balances of $125.7 million, $6.8 million, and $1.0 million of principal outstanding, debt discount, and debt issuance costs, respectively, at the time of the repurchase. The Company intends to use the remainder of the net proceeds from the 2021 Notes offering for general corporate purposes.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Senior Credit Facility

In February 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a revolving senior credit facility (the “Facility”) that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the Facility provided the Company remains in compliance with the underlying financial covenants. The Facility matures February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement (the “Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the Facility. At June 30, 2016 the Company does not carry any outstanding revolving loans under the Facility.

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

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Sales, marketing and administrative expense	$7,415	$5,446	$11,846	$12,723
Research and development expense	397	373	406	632
Cost of goods sold	53	63	105	138
Stock-based compensation expense before taxes	7,865	5,882	12,357	13,493
Related income tax benefits	(3,146)	(2,353)	(4,943)	(5,397)
Stock-based compensation expense, net of taxes	$4,719	$3,529	$7,414	$8,096

At June 30, 2016, there was $57.3 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.5 years.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
ESPP
Volatility	31%	42%	31%	43%
Expected term (years)	0.5	1.3	0.6	1.3
Risk free interest rate	0.4%	0.2%	0.3%	0.2%
Expected dividend yield	—%	—%	—%	—%

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has not granted any options since 2011. The Company issued approximately 1.3 million and 1.4 million shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and six months ended June 30, 2016, respectively, and issued approximately 3.3 million shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2015.

Restricted Stock Units

The Company issued approximately 0.1 million and 0.8 million shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and six months ended June 30, 2016, respectively, and issued approximately 1.4 million shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2015.

Assumed Equity Incentive Plan

In connection with the acquisition of Ellipse Technologies in February 2016 (see Note 5 to the Unaudited Consolidated Financial Statements), the Company assumed the Ellipse Technologies, Inc. 2015 Incentive Award Plan and the shares thereunder, subject to an equity exchange adjustment, for future awards by the Company.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2016, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits related to excess share-based payment in income tax expense resulting from the adoption of ASU 2016-09 as of January 1, 2016, changes to the beginning of the year valuation allowances and certain unrecognized tax benefits. See Note 1 – Description of Business and Basis of Presentation of the Notes to Unaudited Consolidated Financial Statements. The Company’s effective tax rate recorded for the six months ended June 30, 2016 was 29%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $4.2 million during the six months ended June 30, 2016. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Spinal Hardware	$171,242	$140,055	$323,199	$271,277
Surgical Support	64,968	62,855	128,115	124,016
Total Revenue	$236,210	$202,910	$451,314	$395,293

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2016	2015	2016	2015	2016	2015
United States	$200,599	$178,023	$388,949	$347,949	136,816	$113,037
International (excludes Puerto Rico)	35,611	24,887	62,365	47,344	34,475	28,404
Total	$236,210	$202,910	$451,314	$395,293	$171,291	$141,441

10.    Commitments

Licensing and Purchasing Agreements

As of June 30, 2016, the Company has obligations under certain consultancy arrangements to pay up to approximately $26.3 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At June 30, 2016, future commitments for such key executives were approximately $29.1 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

Leasing Commitments Assumed in Business Combinations

In connection with the acquisition of Ellipse Technologies in February 2016, (see Note 5 to the Unaudited Consolidated Financial Statements for further information regarding the acquisition) the Company assumed the operating leases to its office facilities. The leases were determined to be of similar terms that would be expected to be provided to the Company had it entered into the leasing agreements independently. In connection with the operating leases, the Company acquired the security deposits recorded and maintained as restricted cash which total $1.5 million as of June 30, 2016. As of June 30, 2016, the Company’s future lease payment commitments associated with the assumed operating leases total $7.0 million through the terms of the leases.

The terms of the leases assumed extend through 2020, and generally provide for periodic rent increases. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying Unaudited Consolidated Balance Sheets.

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. During the three and six months ended June 30, 2016, the Company agreed to settle its ongoing litigation with Medtronic. As a result of the settlement, the Company will pay $45.0 million to Medtronic and accordingly has recorded a gain of $43.3 million related to the settlement by reducing its previous accrual of $88.3 million related to the matter.

During the six months ended June 30, 2015, the Company had a gain of $56.4 million related to a litigation accrual change resulting from the legal proceedings in Phase 1 of the Medtronic litigation whereby the damages award by the jury was overturned, and a gain of $2.8 million in litigation accrual change related to settlement of the NeuroVision trademark litigation. This amount was offset by a litigation charge of $13.8 million related to the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) investigation and a $3.3 million litigation charge in a general litigation matter. Refer to both the subsequent sections herein titled “Legal Proceedings” and to Note 12 to the Unaudited Consolidated Financial Statements for further information.

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

The case was administratively broken into several phases.

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

Both parties filed appeals to the U.S. Court of Appeals for the Federal Circuit. On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”). The case was remanded back to the District Court for further proceedings and a retrial to determine a proper damages award. Similarly, the U.S. Supreme Court granted Medtronic’s appeal of liability with regard to the one Company patent at issue in Phase 1, and remanded the case back to the Court of Appeals for further consideration of Medtronic’s liability in view of an intervening case from the Supreme Court. On June 3, 2016, the Court of Appeals affirmed Medtronic’s liability regarding the one Company patent. Further, on March 6, 2015, the Company sought reexamination of certain claims of one of the two Medtronic patents at issue in Phase 1 of the litigation and for which the Company was found to have infringed. On June 15, 2016, the District Court stayed the Phase 1 remand proceedings and retrial pending the reexamination. As of June 30, 2016, the claims of the Medtronic patent subject to reexamination stand rejected pursuant to a June 17, 2016 non-final office action.

As a result of the affirmation of the infringement and remand for a new trial on damages, the Company assessed the existing liability under the loss contingency framework and – in accordance with applicable accounting guidance – believed the most appropriate accrual estimate within the possible range dictated by such guidance was $87.6 million. This amount represents liability for the infringement of the two Medtronic patents for infringing products at historically supplied rates from the date of infringement to the current period. The liability did not include an accrual for lost profits or convoyed products. A liability associated with this matter has been recorded in non-current litigation liabilities. In prior periods, the Company recorded the respective liabilities (as estimated) in non-current litigation liabilities and the accrued royalties in accrued liabilities. The Company did not agree with the previously-ruled royalty rates, and intended to rigorously pursue appropriate rates during the new trial on damages. Nonetheless, in the interim, the Company applied the previously-ruled royalty rates when calculating the appropriate estimate. As a result of the adjustment, the Company recorded an adjustment of $56.4 million as a gain in its Consolidated Statements of Operations during the first quarter 2015.

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

In accordance with the authoritative guidance on the evaluation of loss contingencies, during the year ended December 31, 2011, the Company recorded an accrual of $101.2 million for the 2011 verdict. In addition, the Company accrued royalties at the royalty rates stated in the 2011 verdict on sales subsequent to the 2011 verdict and through March 31, 2013. After the June 2013 ruling, the Company (i) began accruing ongoing royalties on sales at the royalty rates stated in the June 2013 ruling, and (ii) recorded a charge of approximately $7.9 million to account for the difference between using the royalty rates stated in the 2011 verdict and those in the June 2013 ruling on sales through March 31, 2013. Based on the June 2013 ruling, the Company agreed to escrow funds to secure accrued royalties as well as future ongoing royalties. However, in light of the March 2nd Court of Appeals Decision, escrowed funds were released to the Company. Additionally, the Company modified its accrual from the 2011 verdict as a result of the March 2nd Court of Appeals Decision as previously discussed.

With respect to the favorable verdict delivered regarding the one Company patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount was not recorded at June 30, 2016. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one Company patent. Consistent with the treatment afforded the $0.7 million damage award, no amount was recorded for royalty revenue as of June 30, 2016.

The second phase of the case involved one Medtronic cervical plate patent. On April 25, 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case (“2013 Settlement”). The settlement also removed from the case the cervical plate patent that was part of the first phase. As part of the settlement, the Company received a broad license to practice (i) the Medtronic patent that was the sole subject of the second phase of the litigation, (ii) the Medtronic cervical plate patent that was part of the first phase of the litigation, and (iii) each of the Medtronic patent families that collectively represent the vast majority of Medtronic’s patent rights related to cervical plate technology. In exchange for these license rights, the Company made a one-time payment to Medtronic of $7.5 million. In addition, Medtronic will receive a royalty on certain cervical plate products sold by the Company, including the Helix and Gradient lines of products. As a result of this settlement, all current patent disputes between the parties related to cervical plate technology have been resolved.

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various Company spinal implants (including its CoRoent XL family of spinal implants) infringe Medtronic’s U.S. Patent No. 8,021,430, that the Company’s Osteocel Plus bone graft product infringes Medtronic’s U.S. Patent No. 5,676,146, (“146 Patent”) and that the Company’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic’s U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, the Company counterclaimed alleging infringement by Medtronic of the Company’s U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design) (“922 Patent”), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court stayed litigation of a number of Medtronic and Company patents subjected to reexamination or review proceedings conducted by the Patent Office. Both parties brought motions for summary judgment addressing the patents that were not stayed or dismissed in the litigation, and summary judgment of non-infringement was granted as to both remaining patents on October 20, 2015 and February 17, 2016, respectively. No other patent claims are active in the third phase of the case. Before June 30, 2016, the probable outcome of this litigation could not be determined, nor could the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company did not record an accrual related to this litigation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2016, the Company announced that it had reached agreement with Medtronic on terms for the settlement of the Medtronic Litigation and that the parties intended to enter into a definitive agreement with respect to the settlement.  Under the terms of the settlement, the Company agreed to pay Medtronic $45.0 million, and the parties agreed to release each other from, inter alia, any and all past patent infringement arising from the Medtronic Litigation. The Company adjusted its litigation accrual from $88.3 million to $45.0 million at June 30, 2016, which resulted in a $43.3 million gain which was recorded in the Consolidated Statement of Operations during the three months ended June 30, 2016. Associated with the gain on the litigation are certain service provider fees, the Company has recorded its obligations associated with the gain, however, it is reasonably possible the Company’s estimates could differ from those that have been recorded in the financial statements. On July 13, 2016, the Company entered into a settlement and patent license agreement with Medtronic to settle the Medtronic Litigation.  See Note 13 to the Unaudited Consolidated Financial Statements.

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (“NMP”) filed suit against the Company in the U.S. District Court for the Central District of California (Case No. 2:09-cv-06988-R-JEM) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company. The verdict awarded damages to NMP of $60.0 million, and the Company appealed the judgment. The Court of Appeals reversed and vacated the judgment, and a new trial was conducted in the District Court. In April 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million. The District Court also entered an order canceling the Company’s NeuroVision trademark registrations. In July 2015, the Company agreed to settle all outstanding matters with NMP for $27.2 million. The Company adjusted its litigation accrual from $30.0 million to $27.2 million at June 30, 2015, which resulted in a $2.8 million gain which was recorded in the Consolidated Statement of Operations during the three months ended June 30, 2015. The Company previously escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds accrued interest and were included in short-term restricted cash and investments in the Consolidated Balance Sheets until funding of the settlement which occurred during the three months ended September 30, 2015. The Company no longer has any remaining liability or restricted cash related to this matter.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, the lead plaintiff (“Plaintiff”) filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The District Court granted the Company’s motion to dismiss the Amended Complaint and ordered Plaintiff to amend its complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014, and the District Court once again granted the Company’s motion to dismiss the complaint with leave to amend. On December 23, 2014, Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss, and while the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint. The Company moved to dismiss the Fourth Amended Complaint. On August 28, 2015, the District Court issued an order granting the Company’s motion to dismiss the Fourth Amended Complaint with leave to amend. On September 11, 2015, Plaintiff filed a Fifth Amended Complaint, and in July 2016, the District Court issued an order rejecting the Company’s motion to dismiss the Fifth Amended Complaint. A trial date has not yet been set for this matter. At June 30, 2016, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 22, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company has filed a notice of appeal of both the verdict and the court’s subsequent award of attorney’s fees and costs. During pendency of any appeals, the Company has secured a bond to cover the amount of the judgment and attorneys’ fees and costs. As of June 30, 2016, the Company had obtained an appeal bond satisfactory to the District Court, and the Company will not be required to establish an escrow as security for this matter.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter ended March 31, 2016, the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that upon either post-trial motions or appeal the judgment will be vacated and have deemed it probable that is the outcome. The Company continues to believe that the judgment will be vacated, and accordingly, at June 30, 2016, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated.  Therefore, the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest, in accordance with the accounting guidance required by ASC 450, Contingencies.

12.    Regulatory Matters

In 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In July 2015, the Company entered into a definitive settlement agreement. Under the terms of the agreement, the Company paid $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The settlement was not an admission of liability or wrongdoing by the Company, and the Company was not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $13.8 million litigation charge related to this matter, which was included in the Consolidated Statements of Operations and funded during the six months ended June 30, 2015.

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At June 30, 2016, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

13.    Subsequent Events

Acquisition of BNN Holdings Corp

On June 6, 2016, the Company entered into a definitive agreement to acquire BNN Holdings Corp for an upfront payment of $98.0 million in cash. BNN Holdings Corp., through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork, a patient-centric healthcare organization that provides intraoperative neurophysiological monitoring services to surgeons and healthcare facilities across the U.S. The closing of the acquisition occurred on July 1, 2016, and BNN Holdings now operates as a wholly-owned subsidiary of the Company under the renamed legal entity NuVasive Clinical Services, Inc. (“NCS”). In connection with the closing, the Company used approximately $98.0 million of its available cash and investments on hand to pay the upfront payment to security holders of BNN Holdings as well as related transaction fees and expenses.

Settlement of Medtronic Sofamor Danek USA, Inc. Litigation

On July 13, 2016, the Company entered into a settlement and patent license agreement with Medtronic to settle the Medtronic Litigation. The Company agreed to pay Medtronic $45.0 million, and the parties agreed to release each other from, inter alia, any and all past patent infringement arising from the litigation originally filed against the Company by Medtronic in 2008. Pursuant to the agreement, the parties granted each other irrevocable, worldwide, nonexclusive, paid-up, royalty-free licenses to practice certain of their respective patents as to certain of their respective existing product lines, subject to specified exceptions and limitations. The agreement also provides that, subject to certain limitations and exceptions, and for a period of seven years, neither party will assert against the other certain claims for patent infringement (generally claims related to spinal implants and related instruments, biologics and neuromonitoring) other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions. Further, Medtronic has agreed that, for a period of five years, and subject to limitations and exceptions, it will not assert against the Company certain other claims for patent infringement other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions.

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

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including corrective spinal alignment and other surgical support and services used to aid in spine surgery procedures.

Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion.  We also recently launched Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment. Our biologics products, which are used to aid in the spinal fusion process or bone healing process, include allograft (donated human tissue) and synthetic offerings.  In addition, on February 11, 2016 we acquired Ellipse Technologies, Inc., or Ellipse Technologies, which now operates as our wholly owned subsidiary under the renamed legal entity NuVasive Specialized Orthopedics, Inc., or NSO. NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthening following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as the PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury. We continue to focus significant research and development efforts to expand our MAS product platform and additional applications of the MAGEC technology to advance the applications of our unique technology into procedurally-integrated surgical solutions that improve clinical and economic outcomes. Such applications include tumor, trauma, and deformity, as well as increased fixation options and sagittal alignment products. We also expect to continue expanding our other product and services offerings as we execute on our strategy to offer customers an end-to-end, integrated procedural solution for spine surgery. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS product platform, as well as ongoing education for MAS-trained surgeons attending advanced courses.

Revenues and Operations

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Additionally, following the closing of the acquisition of BNN Holdings on July 1, 2016, we expect our IOM service and support revenue to increase compared to previous periods. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of exclusive independent sales agents and directly-employed sales representatives, both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the sales, marketing and administrative operating expense line item within our statement of operations. We are continuing to invest in our expansion of international sales efforts with the focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales representatives as well as exclusive distributors and independent sales agents.

Results of Operations

Revenue

	June 30,
(in thousands, except %)	2016	2015	$ Change	% Change
Three Months Ended
Revenue
Spinal Hardware	$171,242	$140,055	$31,187	22%
Surgical Support	64,968	62,855	2,113	3%
Total revenue	$236,210	$202,910	$33,300	16%
Six Months Ended
Revenue
Spinal Hardware	$323,199	$271,277	$51,922	19%
Surgical Support	128,115	124,016	4,099	3%
Total revenue	$451,314	$395,293	$56,021	14%

Our spinal hardware product line offerings include our implants and fixation products, and following the acquisition of Ellipse Technologies, include the MAGEC-EOS spinal bracing and lengthening system and the PRECICE limb lengthening system. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2016 will come primarily from share gains in the shift toward less invasive spinal surgery, revenue from newly acquired products and services, and international growth.

Revenue from our spinal hardware product offerings increased $31.2 million and $51.9 million, or 22% and 19%, during the three and six months ended June 30, 2016, respectively, compared to the same period in 2015. Revenue associated with our acquisitions during 2016 accounted for approximately 11.6% and 8.2% of the increase for the three and six months ended June 30, 2016, respectively, and our other products volume increased approximately 11.4% and 12.9% for the three and six months ended June 30, 2016, respectively. These increases were partially offset by unfavorable pricing changes of approximately 1.1% and 1.6%, for the three and six months ended June 30, 2016, respectively. Foreign currency fluctuation had an insignificant impact on revenue from spinal hardware for the periods presented.

Revenue from our surgical support product offerings increased $2.1 million and $4.1 million, or 3%, during the three and six months ended June 30, 2016, respectively, compared to the same period in 2015, which was primarily due to an increase in volume.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2016	2015	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$59,745	$48,415	$11,330	23%
% of total revenue	25%	24%
Six Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$113,971	$94,079	$19,892	21%
% of total revenue	25%	24%

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

Cost of goods sold increased $11.3 million, or 23%, and $19.9 million, or 21% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Cost of goods sold for our business, excluding NSO, increased primarily due to increased volume, but also includes shifts in price and product mix, for an increase of approximately 16% and 13% for the three and six months ended June 30, 2016, respectively. Inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies accounted for approximately 15% and 13% of the total increase for the three and six months ended June 30, 2016, respectively. The NSO cost of goods sold accounted for approximately 3% and 2% of the total increase for the three and six months ended June 30, 2016, respectively. The increases were partially offset by decreases in other cost of goods sold expenses of approximately 11% and 7% for the three and six months ended June 30, 2016, respectively, related to reductions in costs from the repeal of the Affordable Care Act’s medical device tax in 2016, expiring royalty obligations for certain product lines, and other non-recurring inventory related items. Cost of goods sold as a percentage of revenue remained relatively consistent; experiencing a 1% decrease in gross margin for both the three and six months ended June 30, 2016, compared to the same period in 2015, for the reasons described above.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2016		2015
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$134,487	57%	$114,680	57%	19,807	17%
Research and development	11,871	5%	8,774	4%	3,097	35%
Amortization of intangible assets	10,603	4%	2,974	1%	7,629	257%
Litigation liability (gain) loss	(43,310)	(18)%	568	—%	(43,878)	(7,725)%
Business transition costs	2,756	1%	1,636	1%	1,120	68%

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2016		2015
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$259,325	57%	$227,889	58%	31,436	14%
Research and development	22,500	5%	18,038	5%	4,462	25%
Amortization of intangible assets	18,474	4%	5,970	2%	12,504	209%
Litigation liability gain	(43,310)	(10)%	(42,007)	(11)%	(1,303)	3%
Business transition costs	8,063	2%	9,896	3%	(1,833)	(19)%

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

Sales, marketing and administrative expenses increased $19.8 million or 17% and $31.4 million or 14% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily related to increases in shareowner compensation due to increased headcount, and costs which increase as a function of the increase in revenue and international expansion such as distributor commissions and freight. Additionally, during the six months ended June 30, 2016, legal expenses increased compared to the same period in 2015. Sales, marketing and administrative expenses associated with our acquisitions in 2016 accounted for approximately 10% of the increase in sales, marketing and administrative expenses for both the three and six months ended June 30, 2016.

As a percentage of revenue, sales, marketing and administrative expenses remained consistent during the three and six months ended June 30, 2016 compared to the same periods in 2015. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. However, during the current period there have been increased costs associated with acquisitions and related activities. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

Research and Development

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other shareowner related expenses. In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, including iGA, and our comprehensive product portfolio. We have also acquired complementary and strategic assets and technology, particularly in the area of spinal hardware products. We continue to invest in research and development programs.

Research and development expense increased by $3.1 million or 35% and $4.5 million or 25% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in spending is due to product related expenses primarily associated with NSO.

Research and development costs as a percentage of revenue have remained relatively consistent throughout the three and six months ended June 30, 2016 compared to the same period in 2015. However, on a long-term basis, excluding unique items, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Litigation Liability Gain (Loss)

During the three and six months ended June 30, 2016, we agreed to settle our ongoing litigation with Medtronic. As a result of the settlement, we recorded a gain of $43.3 million related to the settlement. Litigation liability loss for the three months ended June 30, 2015 relates to the $3.3 million litigation charge assessed in a general litigation matter, partially offset by a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation. Litigation liability gain of $42.6 million for the six months ended June 30, 2015 primarily related to the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation, which revised the award for lost profits and convoyed sales. The litigation liability gain was partially offset by litigation liability losses of $13.8 million in connection with the OIG investigation. See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion.

Interest and Other Expense, Net

Total interest expense increased $3.3 million and $4.6 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 as a result of issuance of the 2021 Senior Convertible Notes in March 2016. Additionally, a loss of $17.4 million was recognized in March 2016 on the repurchases of $276.8 million principal amount of the outstanding 2017 Senior Convertible Notes, which was recorded in other expense. Other income, net, includes foreign currency exchange and derivative instrument (losses) gains of $(0.3) million and $(0.2) million, net of foreign currency hedges during the three and six months ended June 30, 2016, respectively, and $(0.3) million and $0.1 million during the three and six months ended June 30, 2015. Our currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen. The total interest and other expense, net, include marginal income earned on marketable securities.

Income Tax Expense

	June 30,
(in thousands, except %)	2016	2015
Three Months Ended
Income tax expense	$19,891	$8,644
Effective income tax rate	40%	46%
Six Months Ended
Income tax expense	10,411	26,529
Effective income tax rate	29%	39%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 40% for the three months ended June 30, 2016 compared with 46% for the three months ended June 30, 2015. The rate was lower in the second quarter of 2016 than in the second quarter of 2015 due primarily to increased foreign revenues and tax benefits related to excess share-based payments recorded through income tax expense as a result of our early adoption of ASU 2016-09 in the second quarter 2016 which was effective as of January 1, 2016. See Note 1 to Unaudited Consolidated Financial Statements for further information regarding the early adoption of ASU 2016-09 and its impacts to our financials.

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 29% for the six months ended June 30, 2016 compared with 39% for the six months ended June 30, 2015. The rate was lower in 2016 than in 2015 due primarily to increased foreign revenues, the release of certain valuation allowances, and tax benefits related to excess share-based payments recorded through income tax expense as a result of our early adoption of ASU 2016-09 in the second quarter 2016 which was effective as of January 1, 2016. See Note 1 to Unaudited Consolidated Financial Statements for further information regarding the early adoption of ASU 2016-09 and its impacts to our financials.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. At June 30, 2016, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $25.7 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of June 30, 2016, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $24.0 million. We have operations in markets in which there is governmental instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

During the three and six months ended June 30, 2016, we agreed to settle our ongoing litigation with Medtronic. As a result of the settlement, we will pay $45.0 million to Medtronic. Accordingly, our accrual for the Medtronic litigation as of June 30, 2016 was $45.0 million recorded in current liabilities on the Consolidated Balance Sheet. This resulted in a gain of $43.3 million as we reduced our previous accrual of $88.3 million related to this matter. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

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

We are involved in a number of legal actions and investigations arising out of the normal course of our business as discussed in Note 11 of the Unaudited Consolidated Financial Statements. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our current accrual estimate, if any, for one or more of the matters described in our Unaudited Consolidated Financial Statements could have a material adverse effect on our liquidity and access to capital resources.  Additionally, it is possible that as part of the ongoing legal appeals process, regardless of our assessment of the probability of a loss, we could be required to set aside funds in an escrow or purchase a performance bond. These requirements to escrow funding could have an adverse impact on our ability to access our current liquidity or impact our access to additional capital resources.

We currently have $125.7 million in principal outstanding of senior convertible notes that will mature on July 1, 2017. Holders of the notes may elect to convert at any time beginning January 1, 2017. It is our intent to settle all conversions through combination settlement, whereby we would repay the principal amount in cash and the excess conversion value in shares of common stock. Refer to the below section subtitled “2.75% Senior Convertible Notes due 2017” for further details.

On July 1, 2016, we completed our acquisition of BNN Holdings Corp for an upfront payment of $98.0 million, which was funded through cash and investments on hand.

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

Cash, cash equivalents and marketable securities were $330.8 million and $470.1 million at June 30, 2016 and December 31, 2015, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next 12 months. The change in liquidity during the six months ended June 30, 2016 of $139.3 million was mainly driven by the funding of our acquisition of Ellipse Technologies of approximately $380.7 million (net of cash acquired), $343.8 million repurchase of a portion of our Senior Convertible Notes due 2017, $66.3 million net for the call spread on the sale and purchase of warrants and bond hedge, $22.5 million cash tax payments on behalf of shareowners with net share settlement, and ordinary seasonal payments such as annual bonuses, offset by inflows of $634.1 million net issuance of our Senior Convertible Notes due 2021 and cash flow from operations. At June 30, 2016, we have cash totaling $7.4 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $100.2 million for the six months ended June 30, 2016, compared to $35.2 million for the same period in 2015. The $65.0 million increase in cash provided by operating activities was primarily due to income tax payments in the prior year shifting to income tax refunds in the current year.

Cash Flows from Investing Activities

Cash used in investing activities was $236.3 million for the six months ended June 30, 2016, compared to $72.1 million used for the same period in 2015. The $164.2 million increase in cash used in investing activities was primarily due to the $380.1 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies, and $14.0 million used in other acquisition related investments including purchases of intangible assets. The funding of the Ellipse Technologies acquisition was partially offset by a net increase of $210.4 million cash received related to activities within investment portfolios over the periods presented.

Cash Flows from Financing Activities

Cash provided by financing activities was 206.1 million for the six months ended June 30, 2016, compared to $26.3 million cash used for the same period in 2015. The $232.4 million increase in cash provided by financing activities was primarily due to the net issuance of the 2021 Senior Convertible Notes of $634.1 million, offset by the net $66.3 million purchase of a call spread related to that issuance. Additionally, we used approximately $343.8 million of the net proceeds to repurchase a portion of the 2017 Senior Convertible Notes.

Treasury stock purchases decreased $21.4 million due to a decrease in equity award vesting and stock option exercises during the six months ended June 30, 2016 compared to the same period in 2015. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

2.75% Senior Convertible Notes due 2017

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes, which we refer to as the 2017 Notes, with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time. Prior to January 1, 2017, holders may convert their 2017 Notes only under the conditions as described in Note 6 to the Unaudited Consolidated Financial Statements, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year. At June 30, 2016, holders of the 2017 Notes were in a convertible position, as the reported sale price of the Company’s common stock for 20 days out of the last 30 consecutive trading days ending with June 30, 2016 exceeded 130% of the $42.13 per share conversion price on each applicable trading day. At June 30, 2016, no holders of the 2017 Notes elected to convert. The Company reclassified the 2017 Notes to current liabilities on the June 30, 2016 consolidated balance sheet.

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

In March 2016, we used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million in principal amount outstanding of the $402.5 million 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in a remaining balance of $125.7 million in principal outstanding as of June 30, 2016.

Revolving Senior Credit Facility

In February 2016, we entered into a credit agreement, which we refer to as the Credit Agreement, for a revolving senior credit facility, which we refer to as the Facility, that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the Facility provided we remain in compliance with the underlying financial covenants. The Facility matures on February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All of our assets and assets of our material domestic subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of our material domestic subsidiaries guarantees the Facility. At June 30, 2016 we did not carry any outstanding revolving loan under the Facility.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and there have been no material changes during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of June 30, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2016. Based on such evaluation, our management has concluded that as of June 30, 2016, the Company’s disclosure controls and procedures are effective.

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
2.1

Agreement and Plan of Merger, dated June 6, 2016, by and among the Company, Bionic Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, BNN Holdings Corp., and GPP I-BNN, LLC, a Delaware limited liability corporation, in its capacity as the security holders’ agent to BNN Holdings Corp. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 5, 2016)

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

NUVASIVE, INC.

Date:	July 26, 2016	By: /s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	July 26, 2016	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated June 6, 2016, by and among the Company, Bionic Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, BNN Holdings Corp., and GPP I-BNN, LLC, a Delaware limited liability corporation, in its capacity as the security holders’ agent to BNN Holdings Corp. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 5, 2016)

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