Form 10-Q
period 2016-09-30
NUVASIVE INC
filed 2016-10-26
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 20, 2016 there were 50,348,204 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$203,818	$192,339
Short-term marketable securities	—	165,423
Accounts receivable, net of allowances of $8,335 and $5,320, respectively	143,818	127,595
Inventory, net	212,784	168,140
Prepaid income taxes	46,904	40,540
Prepaid expenses and other current assets	9,573	8,790
Total current assets	616,897	702,827
Property and equipment, net	179,913	141,441
Long-term marketable securities	—	112,332
Intangible assets, net	303,928	85,076
Goodwill	498,686	154,281
Deferred tax assets	4,633	83,691
Restricted cash and investments	7,420	5,615
Other assets	24,568	17,404
Total assets	$1,636,045	$1,302,667
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$72,581	$60,985
Contingent consideration liabilities	45,005	—
Accrued payroll and related expenses	41,010	37,641
Income tax liabilities	828	990
Short-term senior convertible notes	120,975	—
Total current liabilities	280,399	99,616
Long term senior convertible notes	559,950	372,920
Deferred and income tax liabilities, non-current	26,239	8,602
Non-current litigation liabilities	—	88,261
Other long-term liabilities	46,643	14,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2016 and December 31, 2015, 55,096,226 and 52,616,471 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	55	53
Additional paid-in capital	1,033,298	989,387
Accumulated other comprehensive loss	(5,891)	(12,112)
Accumulated deficit	(73,235)	(104,006)
Treasury stock at cost; 4,751,464 shares and 3,316,794 shares at September 30, 2016 and December 31, 2015, respectively	(237,411)	(161,788)
Total NuVasive, Inc. stockholders’ equity	716,816	711,534
Non-controlling interests	5,998	7,309
Total equity	722,814	718,843
Total liabilities and equity	$1,636,045	$1,302,667

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2016	2015	2016	2015
Revenue	$239,649	$200,538	$690,963	$595,831
Cost of goods sold (excluding below amortization of intangible assets)	59,196	49,167	173,167	143,246
Gross profit	180,453	151,371	517,796	452,585
Operating expenses:
Sales, marketing and administrative	131,886	110,554	391,211	338,444
Research and development	12,516	9,189	35,016	27,227
Amortization of intangible assets	11,438	3,067	29,912	9,037
Litigation liability (gain)	—	(500)	(43,310)	(42,507)
Business transition costs	3,451	950	11,514	10,845
Total operating expenses	159,291	123,260	424,343	343,046
Interest and other expense, net:
Interest income	190	362	924	1,125
Interest expense	(10,979)	(7,307)	(29,988)	(21,675)
Loss on repurchases of convertible notes	—	—	(17,444)	—
Other income (expense), net	94	387	(102)	530
Total interest and other expense, net	(10,695)	(6,558)	(46,610)	(20,020)
Income before income taxes	10,467	21,553	46,843	89,519
Income tax expense	(6,972)	(8,803)	(17,383)	(35,332)
Consolidated net income	$3,495	$12,750	$29,460	$54,187
Add back net loss attributable to non-controlling interests	$(431)	$(210)	$(1,311)	$(601)
Net income attributable to NuVasive, Inc.	$3,926	$12,960	$30,771	$54,788

Net income per share attributable to NuVasive, Inc.:
Basic	$0.08	$0.26	$0.62	$1.13
Diluted	$0.07	$0.24	$0.58	$1.05
Weighted average shares outstanding:
Basic	50,264	48,993	49,970	48,513
Diluted	55,782	53,199	53,498	52,202

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2016	2015	2016	2015
Consolidated net income	$3,495	$12,750	$29,460	$54,187
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(10)	57	332	201
Translation adjustments, net of tax	470	(410)	5,889	(1,854)
Other comprehensive income (loss)	460	(353)	6,221	(1,653)
Total consolidated comprehensive income	3,955	12,397	35,681	52,534
Net loss attributable to non-controlling interests	(431)	(210)	(1,311)	(601)
Comprehensive income attributable to NuVasive, Inc.	$4,386	$12,607	$36,992	$53,135

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
(unaudited)	2016	2015
Operating activities:
Consolidated net income	$29,460	$54,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,765	49,006
Loss on repurchases of convertible notes	17,444	—
Amortization of non-cash interest	16,906	13,255
Stock-based compensation	19,645	20,570
Reserves on current assets	9,027	7,232
Other non-cash adjustments	11,369	13,127
Deferred income taxes	24,810	37,047
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,038)	2,163
Inventory	(22,423)	(19,768)
Prepaid expenses and other current assets	(3,457)	2,512
Accounts payable and accrued liabilities	5,939	8,828
Accrued royalties	(85)	(46,999)
Accrued payroll and related expenses	(1,670)	(5,080)
Litigation liability	(88,450)	(35,333)
Income taxes	6,778	(52,739)
Net cash provided by operating activities	96,020	48,008
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	(380,080)	—
Other acquisitions and investments	(108,150)	(1,357)
Purchases of intangible assets	(5,918)	(28,589)
Proceeds from sales of property and equipment	—	40
Purchases of property and equipment	(73,882)	(59,905)
Purchases of marketable securities	(128,956)	(320,177)
Proceeds from sales of marketable securities	407,032	272,666
Sales of restricted investments	—	180,694
Purchases of restricted investments	—	(62,625)
Net cash used in investing activities	(289,954)	(19,253)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	—	15,185
Proceeds from the issuance of common stock	6,668	9,040
Payment of contingent consideration	—	(514)
Purchase of treasury stock	(24,441)	(52,532)
Proceeds from issuance of convertible debt, net of issuance costs	634,140	—
Proceeds from sale of warrants	44,850	—
Purchase of convertible note hedge	(111,150)	—
Repurchases of convertible notes	(343,835)	—
Proceeds from revolving line of credit	50,000	—
Repayments on revolving line of credit	(50,000)	—
Other financing activities	(1,701)	(131)
Net cash provided by (used in) financing activities	204,531	(28,952)
Effect of exchange rate changes on cash	882	(862)
Increase (decrease) in cash and cash equivalents	11,479	(1,059)
Cash and cash equivalents at beginning of period	192,339	142,387
Cash and cash equivalents at end of period	$203,818	$141,328

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes the Company’s proprietary software-driven nerve detection and avoidance systems and Intraoperative Monitoring (“IOM”) services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. The Company also recently launched Integrated Global Alignment (“iGA”), in which products and computer assisted technology under the MAS platform help achieve more precise spinal alignment. The individual components of the MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

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

On February 11, 2016, the Company acquired Ellipse Technologies, Inc. (“Ellipse Technologies”), which now operates as a wholly owned subsidiary under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”).  NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as the PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

On July 1, 2016, the Company acquired BNN Holdings Corp., which through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork, a patient-centric healthcare organization that provides intraoperative neurophysiological monitoring services to surgeons and healthcare facilities across the U.S. The Company combined the service offerings of Biotronic NeuroNetwork with its Impulse Monitoring, Inc. business under the newly created division NuVasive Clinical Services (“NCS”).

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company has reclassified historically presented product line revenue to conform to the current period presentation. The Company has also reclassified certain operating expenses into business transition costs. Both reclassifications have no impact on previously reported results of operations or financial position. Refer to section “Recently Adopted Accounting Standards” below for information regarding historical financial information adjusted for a change in accounting policy.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its consolidated financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were a net cumulative loss of $5.9 million and $11.6 million at September 30, 2016 and December 31, 2015, respectively.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third party merger and acquisitions costs and other costs directly associated with such activities. The Company incurred $3.5 million and $11.5 million of business transition costs during the three and nine months ended September 30, 2016, respectively, primarily related to acquisition and integration activities.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine months ended September 30, 2015, the Company incurred $0.9 million and $10.8 million, respectively, of such costs, which included a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board, which occurred in the first quarter 2015. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

Included in business transition costs were the restructuring and impairment charges associated with the Company’s exit of its New Jersey location and termination of the respective lease. The Company incurred charges of $0.5 million and $2.3 million associated with this activity during the nine months ended September 30, 2016 and September 30, 2015, respectively. As of September 30, 2016, the total recorded liability associated with this early lease termination was $2.9 million compared to $4.1 million at December 31, 2015. The liability consists of future rental payments through 2017. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets for the periods presented.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $5.7 million and $18.4 million for the three and nine months ended September 30, 2016, respectively, and $5.6 million and $15.8 million for the three and nine months ended September 30, 2015 respectively. The majority of the Company’s shipping costs are related to the loan of instrument sets, which are not sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Litigation Liability Gain (Loss)

During the nine months ended September 30, 2016, the Company agreed to settle its ongoing litigation with Medtronic. As a result of the settlement, the Company paid $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement. During the nine months ended September 30, 2015, the Company recorded a litigation liability gain of $42.5 million resulting primarily from the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation and a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation, partially offset by litigation losses of $13.8 million in connection with the OIG investigation and $2.8 million in a general litigation matter.

See Note 11 and Note 12 to the Unaudited Consolidated Financial Statements for further discussion.

2.    Net Income Per Share

The following table sets forth the computation of basic and diluted income per share attributable to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income attributable to NuVasive, Inc.	$3,926	$12,960	$30,771	$54,788
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	50,264	48,993	49,970	48,513
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	223	895	347	1,224
Restricted stock units	1,483	1,129	1,221	1,127
Warrants	2,141	417	986	139
Senior Convertible Notes	1,671	1,765	974	1,199
Weighted average common shares outstanding for diluted	55,782	53,199	53,498	52,202
Basic net income per share attributable to NuVasive, Inc.	$0.08	$0.26	$0.62	$1.13
Diluted net income per share attributable to NuVasive, Inc.	$0.07	$0.24	$0.58	$1.05

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Stock options, employee stock purchase plan, and restricted stock units	6	13	1,213	53
Warrants	10,865	—	14,050	6,369
Senior Convertible Notes	—	—	10,067	—
Total	10,871	13	25,330	6,422

As discussed in Note 1 to the Unaudited Consolidated Financial Statements, the Company elected to early adopt ASU 2016-09 in the second quarter 2016, which requires any adjustments to be recorded as of the beginning of the fiscal year. The retrospective adjustments to the Company’s financial results for the three months ended March 31, 2016 included a decrease in net loss attributable to the Company of $5.5 million, which resulted in a decrease in net loss per share of $0.11. The financial information in the table above for the nine months ended September 30, 2016 reflects this retrospective adjustment to the Company’s financial results for the three months ended March 31, 2016.

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

The composition of marketable securities is as follows:

(in thousands, except years)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016:
Classified as current assets
Corporate notes	Less than 1	$—	—	$—	$—
Commercial paper	Less than 1	—	—	—	—
Securities of government-sponsored entities	Less than 1	—	—	—	—
Short-term marketable securities		—	—	—	—
Classified as non-current assets
Securities of government-sponsored entities	1 to 2	—	—	—	—
Corporate notes	1 to 2	—	—	—	—
Long-term marketable securities		—	—	—	—
Total marketable securities at September 30, 2016		$—	$—	$—	$—

December 31, 2015:
Classified as current assets
Certificates of deposit	Less than 1	$6,615	$—	$—	$6,615
Corporate notes	Less than 1	108,739	5	(173)	108,571
Commercial paper	Less than 1	21,991	—	—	21,991
Securities of government-sponsored entities	Less than 1	28,284	—	(38)	28,246
Short-term marketable securities		165,629	5	(211)	165,423
Classified as non-current assets
Certificates of deposit	1 to 2	12,392	—	—	12,392
Corporate notes	1 to 2	43,857	—	(109)	43,748
Securities of government-sponsored entities	1 to 2	56,412	—	(220)	56,192
Long-term marketable securities		112,661	—	(329)	112,332
Total marketable securities at December 31, 2015		$278,290	$5	$(540)	$277,755

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2016, the Company had liquidated its short-term and long-term marketable securities, and only held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net foreign currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(0.1) million and $0.1 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, and are included in other income (loss), net, in the Consolidated Statements of Operations.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect against fluctuations in earnings and cash flows that may rise from volatility in currency exchange rates. The Company uses foreign currency forward exchange contracts to hedge the currency exchange rate exposure from short-term intercompany receivables and payables denominated in a currency other than the reporting entity’s functional currency. Realized and unrealized gains or losses on forward contracts are included in the determination of net income as the forward contracts are not designated for hedge accounting under ASC Topic 815, Derivatives and Hedging. The foreign currency forward contracts effectively lock in the exchange rate at which the specific intercompany receivables and payables will be settled, so that gains or losses on the forward contracts offset the gains or losses from changes in the value of the underlying receivables and payables. The forward contracts are generally settled monthly. As of September 30, 2016 and September 30, 2015 notional principal amount of $14.4 million and $16.8 million, respectively, in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables.

The following table summarizes the fair values of derivative instruments at September 30, 2016 and December 31, 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2016	2015	Location	2016	2015
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$—	$46	Other current liabilities	$26	—
Total derivatives		$—	$46		$26	—

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$176	Other (income) expense	$79
Total derivatives		$176		$79

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Location of	Amount of	Location of	Amount of
	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss	(Gain)/Loss
	Recognized in	Recognized in	Recognized in	Recognized in
(in thousands)	Income	Income	Income	Income
Derivative instruments not designated as cash flow hedges
Forward exchange contracts	Other (income) expense	$344	Other (income) expense	$(1,585)
Total derivatives		$344		$(1,585)

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent consideration liabilities are measured at fair value on a recurring basis, and are determined under the fair value categories in accordance with the authoritative guidance as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
September 30, 2016:
Money market funds	$86,557	$86,557	$—	$—
Corporate notes	5,505	—	5,505	—
Commercial paper	59,938	—	59,938	—
Total assets	$152,000	$86,557	$65,443	$—

December 31, 2015:
Money market funds	$68,425	$68,425	$—	$—
Certificates of deposit	19,007	19,007	—	—
Corporate notes	152,319	—	152,319	—
Commercial paper	21,991	—	21,991	—
Securities of government-sponsored entities	115,929	—	115,929	—
Total assets	$377,671	$87,432	$290,239	$—

The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three and nine months ended September 30, 2016 or September 30, 2015, respectively.

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2016 and December 31, 2015 approximate their related fair values due to the short-term maturities of these instruments. The carrying values of the Company’s capital lease obligations approximate their related fair values as of September 30, 2016 and December 31, 2015.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at September 30, 2016 and December 31, 2015 were approximately $197.1 million and $551.4 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 was $822.0 million at September 30, 2016. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s Senior Convertible Notes.

Contingent Consideration Liabilities

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2016	2015
Fair value measurement at beginning of period	$—	$644
Contingent consideration liability recorded upon acquisition	63,442	—
Change in fair value measurement	2,291	(36)
Changes resulting from foreign currency fluctuations	209	—
Contingent consideration paid or settled	(582)	(608)
Fair value measurement at end of period	$65,360	$—

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended September 30, 2016, the Company recorded additional contingent consideration liabilities of $63.4 million in connection with certain acquisitions. Such acquisitions include the acquisition in September 2016 of an imaging software and technology platform known as Lessray®, which can be incorporated into the Company’s MAS platform and forms a foundational element in the Company’s imaging, navigation and automation platform development strategy, for which the Company recorded a preliminary purchase accounting fair value estimate for $36.0 million of contingent consideration liabilities, and acquisitions completed in the first quarter of 2016 for which the Company recorded contingent consideration liabilities of $21.4 million as part of the purchase consideration for such acquisitions. At September 30, 2016, the contingent consideration liabilities were $65.4 million, and were recorded in the Consolidated Balance Sheet commensurate with the respective payable terms. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities assumed in business combinations.

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

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
September 30, 2016:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$246,948	$(58,589)	$188,359
Manufacturing know-how and trade secrets	12	21,809	(14,460)	7,349
Trade name and trademarks	9	25,700	(7,205)	18,495
Customer relationships	9	125,722	(35,997)	89,725
Total intangible assets subject to amortization	9	$420,179	$(116,251)	$303,928

Intangible assets not subject to amortization:
Goodwill				$498,686
Total goodwill and intangible assets, net				$802,614

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2015:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	9	$92,648	$(37,382)	$55,266
Manufacturing know-how and trade secrets	12	21,787	(13,296)	8,491
Trade name and trademarks	11	9,500	(5,068)	4,432
Customer relationships	8	44,752	(27,865)	16,887
Total intangible assets subject to amortization	10	$168,687	$(83,611)	$85,076

Intangible assets not subject to amortization:
Goodwill				$154,281
Total goodwill and intangible assets, net				$239,357

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended September 30, 2016, in connection with acquisitions and other investments, the Company recorded additions to definite-lived intangible assets and goodwill of $251.5 million and $343.6 million, respectively. Goodwill recorded in business combinations is primarily attributable to synergies expected to arise after the acquisition. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on assets acquired in business combinations and asset acquisitions.

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2015
Gross goodwill	$162,581
Accumulated impairment loss	(8,300)
154,281
Changes to gross goodwill
Increases recorded in business combinations	343,620
Changes resulting from foreign currency fluctuations	785
344,405
September 30, 2016
Gross goodwill	506,986
Accumulated impairment loss	(8,300)
$498,686

Total expense related to the amortization of intangible assets, which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations, was $12.3 million and $4.0 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $32.6 million and $11.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2016 is set forth in the table below:

(in thousands)
Remaining 2016	$12,851
2017	48,217
2018	46,122
2019	44,438
2020	43,982
2021	42,063
Thereafter through 2027	66,255
Total future amortization expense	$303,928

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

Acquisition of Ellipse Technologies, Inc.

On February 11, 2016, the Company acquired all of the stock interest in Ellipse Technologies, Inc., which now operates as a wholly owned subsidiary of the Company under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”), for a purchase price of $380.0 million (including holdbacks for retained employment of Ellipse Technologies leadership that is to be expensed and is not considered part of the final purchase price) and a potential milestone payment of $30.0 million payable in cash in 2017 related to the achievement of a specific revenue target. If the revenue target is not achieved no payment will be due. A cash payment of $382.2 million, which included additional amounts for cash on hand and traditional working capital adjustments, was transferred at the closing. Subsequent to the closing payment, the Company received $0.6 million from the escrow for traditional working capital adjustments finalized after the closing.

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

The Company applied certain assumptions and findings in the valuation outcome for the assets acquired and liabilities assumed, for which the allocation of the purchase price is based on their fair values, as follows:

(in thousands)
Cash paid for purchase	$381,579

Accounts receivable	7,148
Inventory	22,451
Other current assets	1,855
Property, plant and equipment, net	6,725
Definite-lived intangible assets:
Developed technology	133,900
Customer relationships	33,200
Trade names	16,200
Goodwill	242,805
Deferred tax assets	17,694
Other assets	1,868
Contingent consideration liability	18,800
Deferred tax liabilities	75,999
Other liabilities assumed	7,468

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the acquisition, a contingent liability of $18.8 million was recorded as of March 31, 2016 for the potential revenue-based milestone payment. The liability was fair valued using the Monte Carlo simulation based on specific revenue achievement scenarios and discount factors. Changes in fair value of the liability over the measurement period are recorded in the results of operations in the Consolidated Statements of Operations. The fair value of the liability at September 30, 2016 was $21.6 million and recorded in current liabilities in the Consolidated Balance Sheet.

Acquisition costs of $4.0 million were recognized as selling, marketing and administrative expenses as incurred. The Company’s results of operations included the operating results of NSO, since the date of acquisition, of $15.0 million and $35.8 million of revenue for the three and nine months ended September 30, 2016, respectively, and net income of $0.9 million and $0.1 million for the three and nine months ended September 30, 2016, respectively, in the Unaudited Consolidated Statement of Operations.

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2016 and September 30, 2015. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination, some of which are presented in the comparable period results instead of the current period by nature of such adjustments. The adjustments for amortization charges for acquired intangible assets were $6.5 million and $19.5 million for the three and nine months ended September 30, 2015, respectively. The adjustments to cost of sales for increased fair value of acquired inventory of $(14.7) million and $14.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, were only applicable to the nine months ended periods presented. The nine month period 2015 also includes an adjustment of $4.0 million for acquisition related expenses. All periods presented include immaterial adjustments to revenue for deferred revenue adjustments, and related tax effects to the pre-tax income. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenues	$239,708	$212,821	$697,010	$628,241
Net income attributable to NuVasive, Inc.	6,982	7,176	31,444	27,901
Net income per share attributable to NuVasive, Inc.:
Basic	$0.14	$0.15	$0.63	$0.58
Diluted	$0.13	$0.13	$0.59	$0.53

Other Acquisitions

On July 1, 2016, the Company acquired all of the stock interest in BNN Holdings Corp., for a purchase price of $98.0 million. BNN Holdings Corp., through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork, a patient-centric healthcare organization that provides intraoperative neurophysiological monitoring services to surgeons and healthcare facilities across the U.S. A cash payment of $94.0 million was transferred at the closing, which represented the total purchase consideration, net of amounts retained for certain acquired provisional obligations, additional amounts for cash on hand and traditional working capital adjustments. The acquisition was not considered material to the overall Unaudited Consolidated Financial Statements.

The Company combined the service offerings of Biotronic NeuroNetwork with its Impulse Monitoring, Inc. business under the newly created division NuVasive Clinical Services (“NCS”).

The Company has completed other acquisitions that were not considered material to the overall Unaudited Consolidated Financial Statements during the periods presented. These acquisitions have been included in the Unaudited Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the year, excluding NSO, are material to the overall financial statements.

For certain acquisitions completed during the nine months ended September 2016, the Company is still in the process of finalizing the purchase price allocation given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation. The Company anticipates finalizing the purchase price allocation in the fourth quarter of 2016.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of 40% of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders (the “Progentix Shareholders”) pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of September 30, 2016, the Company has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Total current assets	$346	$353
Identifiable intangible assets, net	11,437	13,048
Goodwill	12,654	12,654
Accounts payable and accrued expenses	481	574
Deferred tax liabilities, net	1,050	1,496
Non-controlling interests	5,998	7,309

The following is a reconciliation of equity (net assets) attributable to the non-controlling interests:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Non-controlling interests at beginning of period	$7,309	$8,310
Less: Net loss attributable to the non-controlling interests	1,311	601
Non-controlling interests at end of period	$5,998	$7,709

Impulse Monitoring, Inc. and Physician Practices

The Company maintains contractual relationships with several physician practices (“PCs”) which were inherited through the 2011 acquisition of Impulse Monitoring, Inc. and the 2016 acquisition of BNN Holdings Corp. In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and the therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the result of PCs was immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	September 30, 2016	December 31, 2015
2.75% Senior Convertible Notes due 2017:
Principal amount	$125,732	$402,500
Unamortized debt discount	(4,172)	(25,958)
Unamortized debt issuance costs	(585)	(3,622)
	120,975	372,920
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	—
Unamortized debt discount	(76,554)	—
Unamortized debt issuance costs	(13,496)	—
	559,950	—
Total Senior Convertible Notes	$680,925	$372,920

Less Current Portion:	(120,975)	—
Long-term Senior Convertible Notes	$559,950	$372,920

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

The interest expense recognized on the 2021 Notes during the three months ended September 30, 2016 includes $3.7 million, $3.8 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2016 includes $7.9 million, $8.2 million and $1.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The interest expense recognized on the 2017 Notes during the three months September 30, 2016 includes $0.9 million, $1.3 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2016 includes $4.2 million, $6.3 million and $0.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. During the three months ended September 30, 2015, interest expense recognized on the 2017 Notes includes $2.8 million, $4.0 million and $0.5 million for the contractual coupon interest, the accretion of the debt discount, and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2015 includes $8.3 million, $11.7 million and $1.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The effective interest rate on the 2017 Notes is 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

Prior to January 1, 2017, holders may convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. At September 30, 2016, holders of the 2017 Notes were in a convertible position, as the reported sale price of the Company’s common stock for 20 days out of the last 30 consecutive trading days ending with September 30, 2016 exceeded 130% of the $42.13 per share conversion price on each applicable trading day. At September 30, 2016, a minimal amount of holders of the 2017 Notes had elected to convert their notes. The Company will settle such conversions in the fourth quarter 2016 through the combination settlement described above. The 2017 Notes are recorded as current liabilities on the September 30, 2016 consolidated balance sheet.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the $402.5 million principal Senior Convertible Notes due 2017, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. As a result of this repurchase, the Company recorded a loss in other expense on the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2016 of approximately $17.4 million for the early extinguishment of 2017 Notes and the related debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in remaining balances of $125.7 million, $6.8 million, and $1.0 million of principal outstanding, debt discount, and debt issuance costs, respectively, at the time of the repurchase. The Company intends to use the remainder of the net proceeds from the 2021 Notes offering for general corporate purposes.

Revolving Senior Credit Facility

In February 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a revolving senior credit facility (the “Facility”) that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the Facility provided the Company remains in compliance with the underlying financial covenants. The Facility matures February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement (the “Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the Facility. At September 30, 2016 the Company does not carry any outstanding revolving loans under the Facility.

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

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Sales, marketing and administrative expense	$6,826	$6,725	$18,672	$19,448
Research and development expense	399	288	805	920
Cost of goods sold	63	64	168	202
Stock-based compensation expense before taxes	7,288	7,077	19,645	20,570
Related income tax benefits	(2,915)	(2,831)	(7,858)	(8,228)
Stock-based compensation expense, net of taxes	$4,373	$4,246	$11,787	$12,342

At September 30, 2016, there was $55.1 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.4 years.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
ESPP
Volatility	30%	40%	31%	43%
Expected term (years)	0.5	1.3	0.5	1.3
Risk free interest rate	0.4%	0.2%	0.3%	0.2%
Expected dividend yield	—%	—%	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 0.1 million and 1.5 million shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and nine months ended September 30, 2016, respectively, and issued approximately 3.3 million shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2015.

Restricted Stock Units

The Company issued approximately 0.1 million and 0.8 million shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and nine months ended September 30, 2016, respectively, and issued approximately 1.4 million shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2015.

Assumed Equity Incentive Plan

In connection with the acquisition of Ellipse Technologies in February 2016 (see Note 5 to the Unaudited Consolidated Financial Statements), the Company assumed the Ellipse Technologies, Inc. 2015 Incentive Award Plan and the shares thereunder, subject to an equity exchange adjustment, for future awards by the Company.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2016, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits related to excess share-based payment in income tax expense resulting from the adoption of ASU 2016-09 as of January 1, 2016, changes to the beginning of the year valuation allowances and certain unrecognized tax benefits. See Note 1 to the Unaudited Consolidated Financial Statements for further discussion on the adoption of ASU 2016-09. The Company’s effective tax rate recorded for the nine months ended September 30, 2016 was 37%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $7.3 million during the nine months ended September 30, 2016, primarily related to research and development credits and costs incurred in the acquisition and integration of acquired entities. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Spinal Hardware	$162,831	$138,948	$486,030	$410,225
Surgical Support	76,818	61,590	204,933	185,606
Total Revenue	$239,649	$200,538	$690,963	$595,831

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2016	2015	2016	2015	2016	2015
United States	$208,281	$176,371	$597,230	$524,320	$145,359	$113,037
International (excludes Puerto Rico)	31,368	24,167	93,733	71,511	34,554	28,404
Total	$239,649	$200,538	$690,963	$595,831	$179,913	$141,441

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.    Commitments

Licensing and Purchasing Agreements

As of September 30, 2016, the Company has obligations under certain consultancy arrangements to pay up to approximately $18.6 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At September 30, 2016, future commitments for such key executives were approximately $26.2 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

Leasing Commitments Assumed in Business Combinations

In connection with the acquisition of Ellipse Technologies in February 2016, (see Note 5 to the Unaudited Consolidated Financial Statements for further information regarding the acquisition) the Company assumed the operating leases to its office facilities. The leases were determined to be of similar terms that would be expected to be provided to the Company had it entered into the leasing agreements independently. In connection with the operating leases, the Company acquired the security deposits recorded and maintained as restricted cash which total $1.5 million as of September 30, 2016. As of September 30, 2016, the Company’s future lease payment commitments associated with the assumed operating leases total $6.6 million through the terms of the leases.

The terms of the leases assumed extend through 2020, and generally provide for periodic rent increases. Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying Unaudited Consolidated Balance Sheets.

Additionally, the Company assumed leasing commitments in its other business combinations for which the business combinations and assumed leasing commitments individually and collectively were not considered material to the overall Unaudited Consolidated Financial Statements.

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. During the nine months ended September 30, 2016, the Company agreed to settle its ongoing litigation with Medtronic. As a result of the settlement, the Company paid $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing its previous accrual of $88.3 million related to the matter.

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

Both parties filed appeals to the U.S. Court of Appeals for the Federal Circuit. On March 2, 2015, the Court of Appeals issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (“March 2nd Court of Appeals Decision”). The case was remanded back to the District Court for further proceedings and a retrial to determine a proper damages award. Similarly, the U.S. Supreme Court granted Medtronic’s appeal of liability with regard to the one Company patent at issue in Phase 1, and remanded the case back to the Court of Appeals for further consideration of Medtronic’s liability in view of an intervening case from the Supreme Court. On June 3, 2016, the Court of Appeals affirmed Medtronic’s liability regarding the one Company patent. Further, on March 6, 2015, the Company sought reexamination of certain claims of one of the two Medtronic patents at issue in Phase 1 of the litigation and for which the Company was found to have infringed. On June 15, 2016, the District Court stayed the Phase 1 remand proceedings and retrial pending the reexamination. As of September 30, 2016, the claims of the Medtronic patent subject to reexamination stand rejected pursuant to a June 17, 2016 non-final office action.

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

With respect to the favorable verdict delivered regarding the one Company patent litigated to verdict, the jury awarded the Company monetary damages of approximately $0.7 million for reasonable royalty damages. In accordance with the authoritative guidance on the evaluation of gain contingencies, this amount was not recorded at September 30, 2016. Additionally, the June 2013 ruling determined the ongoing royalty rate to be paid to the Company by Medtronic for its post-verdict sales of the one Company patent. Consistent with the treatment afforded the $0.7 million damage award, no amount was recorded for royalty revenue as of September 30, 2016.

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

In August 2012, Medtronic filed additional patent claims in the U.S. District Court for the Northern District of Indiana alleging that various Company spinal implants (including its CoRoent XL family of spinal implants) infringe Medtronic’s U.S. Patent No. 8,021,430, that the Company’s Osteocel Plus bone graft product infringes Medtronic’s U.S. Patent No. 5,676,146, (“146 Patent”) and that the Company’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe methodology claims of Medtronic’s U.S. Patent No. 8,251,997. The case, which is referred to herein as the third phase of the Medtronic litigation, was later transferred to the Southern District of California, and, on March 7, 2013, the Company counterclaimed alleging infringement by Medtronic of the Company’s U.S. Patent Nos. 8,000,782 (systems and related methods for performing surgical procedures), 8,005,535 (systems and related methods for performing surgical procedures), 8,016,767 (a surgical access system including a tissue distraction assembly and a tissue retraction assembly), 8,192,356 (a system for accessing a surgical target site and related methods, involving an initial distraction system, among other things), 8,187,334 (spinal fusion implant), 8,361,156 (spinal fusion implant), D652,922 (dilator design) (“922 Patent”), and D666,294 (dilator design). On July 25, 2013, Medtronic amended its complaint to add a charge of infringement of its U.S. Patent No. 8,444,696. The District Court stayed litigation of a number of Medtronic and Company patents subjected to reexamination or review proceedings conducted by the Patent Office. Both parties brought motions for summary judgment addressing the patents that were not stayed or dismissed in the litigation, and summary judgment of non-infringement was granted as to both remaining patents on October 20, 2015 and February 17, 2016, respectively. No other patent claims are active in the third phase of the case. Before September 30, 2016, the probable outcome of this litigation could not be determined, nor could the Company estimate a range of potential loss. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company did not record an accrual related to this litigation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 13, 2016, the Company entered into a settlement and patent license agreement (the “Settlement Agreement”) with Medtronic to settle the Medtronic Litigation. Under the terms of the Settlement Agreement, the Company paid Medtronic $45.0 million, and the parties released each other from, inter alia, any and all past patent infringement arising from the Medtronic Litigation. As a result, the Company adjusted its litigation accrual from $88.3 million to $45.0 million and recorded a $43.3 million gain in the Consolidated Statement of Operations for the nine months ended September 30, 2016. Associated with the gain on the litigation are certain service provider fees, the Company has recorded its obligations associated with the gain, however, it is reasonably possible the Company’s estimates could differ from those that have been recorded in the financial statements. Pursuant to the Settlement Agreement, the parties granted each other irrevocable, worldwide, nonexclusive, paid-up, royalty-free licenses to practice certain of their respective patents as to certain of their respective existing product lines, subject to specified exceptions and limitations. The Settlement Agreement also provides that, subject to certain limitations and exceptions, and for a period of seven years, neither party will assert against the other certain claims for patent infringement (generally claims related to spinal implants and related instruments, biologics and neuromonitoring) other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions. Further, Medtronic has agreed that, for a period of five years, and subject to limitations and exceptions, it will not assert against the Company certain other claims for patent infringement other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions.

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

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case (“Plaintiff”), filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The District Court granted the Company’s motion to dismiss the Amended Complaint and ordered Plaintiff to amend the complaint. Plaintiff filed a Second Amended Complaint on September 8, 2014, and the District Court once again granted the Company’s motion to dismiss the complaint with leave to amend. On December 23, 2014, Plaintiff filed a Third Amended Complaint.  The Company filed a motion to dismiss, and while the Company’s motion was pending, Plaintiff sought leave to file a Fourth Amended Complaint. The Company moved to dismiss the Fourth Amended Complaint. On August 28, 2015, the District Court issued an order granting the Company’s motion to dismiss the Fourth Amended Complaint with leave to amend. On September 11, 2015, Plaintiff filed a Fifth Amended Complaint, and in July 2016, the District Court issued an order rejecting the Company’s motion to dismiss the Fifth Amended Complaint. The Company answered the Fifth Amended Complaint on August 25, 2016 and discovery is proceeding.  Trial has been set for December 18, 2017. At September 30, 2016, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Derivative Litigation

On September 28, 2016, a shareholder derivative complaint was filed by James Borta in the Superior Court of California for the County of San Diego naming certain of the Company’s current and former executive officers and directors for allegedly breaching their fiduciary duties by, among other things, making allegedly false and misleading statements about the Company’s business, operations, and prospects.  The derivative complaint is based upon the same factual allegations as the securities class action litigation and names the Company as a nominal defendant.  The defendants have not yet responded to the complaint. At September 30, 2016, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 22, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. On July 5, 2016, the trial court also awarded MMI attorney’s fees and costs of approximately $1.1 million. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company has filed a notice of appeal of both the verdict and the court’s subsequent award of attorney’s fees and costs. During pendency of any appeals, the Company has secured a bond to cover the amount of the judgment and attorneys’ fees and costs.

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter ended March 31, 2016, the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that upon either post-trial motions or appeal the judgment will be vacated and have deemed it probable that is the outcome. The Company continues to believe that the judgment will be vacated, and accordingly, at September 30, 2016, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated.  Therefore, the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest, in accordance with the accounting guidance required by ASC 450, Contingencies.

12.    Regulatory Matters

In 2013, the Company received a federal administrative subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In July 2015, the Company entered into a definitive settlement agreement. Under the terms of the agreement, the Company paid $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The settlement was not an admission of liability or wrongdoing by the Company, and the Company was not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $13.8 million litigation charge related to this matter, which was included in the Consolidated Statements of Operations and funded during the nine months ended September 30, 2015.

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At September 30, 2016, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, and Intraoperative Monitoring, or IOM, services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion. We also recently launched Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment. Our biologics products, which are used to aid in the spinal fusion process or bone healing process, include allograft (donated human tissue) and synthetic offerings.

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

We intend to continually expand our product and service offerings as we execute on our strategy to offer customers an end-to-end, integrated procedural solution for spine surgery. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS product platform, as well as ongoing education for MAS-trained surgeons attending advanced courses.

Revenues and Operations

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Additionally, following the closing of the acquisition of BNN Holdings Corp. on July 1, 2016, we expect our IOM service and support revenue to increase compared to previous periods. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

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

Results of Operations

Revenue

	September 30,
(in thousands, except %)	2016	2015	$ Change	% Change
Three Months Ended
Revenue
Spinal Hardware	$162,831	$138,948	$23,883	17%
Surgical Support	76,818	61,590	15,228	25%
Total revenue	$239,649	$200,538	$39,111	20%
Nine Months Ended
Revenue
Spinal Hardware	$486,030	$410,225	$75,805	18%
Surgical Support	204,933	185,606	19,327	10%
Total revenue	$690,963	$595,831	$95,132	16%

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

Revenue from our spinal hardware product line offerings increased $23.9 million and $75.8 million, or 17% and 18%, during the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015. Revenue associated with our 2016 acquisitions accounted for approximately 11% and 9% of the increase in spinal hardware revenue for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Product volume for our business, excluding 2016 acquisitions, increased our revenue by approximately 6% and 11% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were partially offset by unfavorable pricing changes of approximately 1% and 1.5%, for the three and nine months ended September 30, 2016, respectively. Foreign currency fluctuation had an insignificant impact on revenue from spinal hardware for the periods presented.

Revenue from our surgical support product line offerings increased $15.2 million and $19.3 million, or 25% and 10%, during the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015. Revenue associated with our acquisitions during 2016 accounted for approximately 23% and 8% of the increase in surgical support revenue for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Product volume for our business, excluding 2016 acquisitions, increased our revenue by approximately 2% and 3% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Pricing changes had an insignificant impact on the change in revenue for the three and nine months ended September 30, 2016 compared to the same period in 2015.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2016	2015	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$59,196	$49,167	$10,029	20%
% of total revenue	25%	25%
Nine Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$173,167	$143,246	$29,921	21%
% of total revenue	25%	24%

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

Cost of goods sold increased $10.0 million, or 20%, and $29.9 million, or 21% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Cost of goods sold for our business, excluding our 2016 acquisitions, increased as a result of the growth in volume, slightly offset with favorable shifts in price, for an overall increase of approximately 9% and 11% for the three and nine months ended September 30, 2016, respectively. Inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies accounted for approximately 5% and 10% of the total increase for the three and nine months ended September 30, 2016, respectively. The cost of goods sold associated with the operations of our 2016 acquisitions accounted for approximately 23% and 10% of the total increase for the three and nine months ended September 30, 2016, respectively. The overall increases in cost of goods sold were partially offset by decreases in other cost of goods sold expenses of approximately 17% and 10% for the three and nine months ended September 30, 2016, respectively, related to reductions in costs from the repeal of the Affordable Care Act’s medical device tax in 2016, expiring royalty obligations for certain product lines, and other non-recurring inventory related items. Cost of goods sold as a percentage of revenue remained relatively consistent; experiencing a 1% decrease in gross margin for the nine months ended September 30, 2016, compared to the same period in 2015, for the reasons described above.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2016		2015
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$131,886	55%	$110,554	55%	$21,332	19%
Research and development	12,516	5%	9,189	5%	3,327	36%
Amortization of intangible assets	11,438	5%	3,067	2%	8,371	273%
Litigation liability (gain)	—	—%	(500)	—%	500	100%
Business transition costs	3,451	1%	950	—%	2,501	263%

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2016		2015
(in thousands, except %)	Operating expense	% of revenue	Operating expense	% of revenue	$ Change	% Change
Sales, marketing and administrative	$391,211	57%	$338,444	57%	$52,767	16%
Research and development	35,016	5%	27,227	5%	7,789	29%
Amortization of intangible assets	29,912	4%	9,037	2%	20,875	231%
Litigation liability (gain)	(43,310)	6%	(42,507)	7%	(803)	2%
Business transition costs	11,514	2%	10,845	2%	669	6%

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

Sales, marketing and administrative expenses increased $21.3 million or 19% and $52.8 million or 16% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily related to increases in shareowner compensation due to increased headcount, and costs which increase as a function of the increase in revenue and international expansion such as distributor commissions and freight. Sales, marketing and administrative expenses associated with our acquisitions in 2016 accounted for approximately 13% and 11% of the increase in sales, marketing and administrative expenses for the three and nine months ended September 30, 2016, respectively.

As a percentage of revenue, sales, marketing and administrative expenses remained consistent during the three and nine months ended September 30, 2016 compared to the same periods in 2015. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. However, during the current period there have been increased costs associated with acquisitions and related activities. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense increased by $3.3 million or 36% and $7.8 million or 29% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in spending is primarily due to product related expenses associated with NSO, as well as increased spending for our other technologies.

Research and development costs as a percentage of revenue have remained relatively consistent throughout the three and nine months ended September 30, 2016 compared to the same period in 2015. However, on a long-term basis, excluding unique items, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Litigation Liability Gain (Loss)

During the nine months ended September 30, 2016, we settled our ongoing litigation with Medtronic. As a result of the settlement, we recorded a gain of $43.3 million related to the settlement. Litigation liability gain of $42.5 million for the nine months ended September 30, 2015 primarily related to the recognition of a $56.4 million gain stemming from a favorable appeal in Phase 1 of the Medtronic litigation, which revised the award for lost profits and convoyed sales, and a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation reducing the accrual from $30.0 million to $27.2 million. The litigation liability gains were partially offset by litigation liability losses of $13.8 million in connection with the OIG investigation and $2.8 million in a general litigation matter. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

Interest and Other Expense, Net

Total interest expense increased $3.7 million and $8.3 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 as a result of issuance of the 2021 Senior Convertible Notes in March 2016. Additionally, a loss of $17.4 million was recognized in March 2016 on the repurchases of $276.8 million principal amount of the outstanding 2017 Senior Convertible Notes, which was recorded in other expense. Other income, net, includes foreign currency exchange and derivative instrument gains (losses) of $0.1 million and $(0.1) million, net of foreign currency hedges during the three and nine months ended September 30, 2016, respectively, and $0.4 million during the three and nine months ended September 30, 2015. Our currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen. The total interest and other expense, net, included marginal income earned on marketable securities.

Income Tax Expense

	September 30,
(in thousands, except %)	2016	2015
Three Months Ended
Income tax expense	$6,972	$8,803
Effective income tax rate	67%	41%
Nine Months Ended
Income tax expense	$17,383	$35,332
Effective income tax rate	37%	39%

Income tax expense as a percentage of income before income taxes was 67% for the three months ended September 30, 2016 compared with 41% for the three months ended September 30, 2015. The higher effective income tax rate for the three months ended September 30, 2016 was primarily due to the mix of earnings for the three months ended September 30, 2016 compared to the mix of earnings for the three months ended September 30, 2015, and a one-time release in valuation allowances during the three months ended September 30, 2015.

Income tax expense as a percentage of income before income taxes was 37% for the nine months ended September 30, 2016 compared with 39% for the nine months ended September 30, 2015. The lower effective income tax rate for 2016 was primarily due to increased research credits and current year income tax benefits related to excess share-based compensation payments as a result of adopting ASU 2016-09 as of January 1, 2016, offset by larger 2015 tax benefits associated with the release of valuation allowances and tax reserves on certain executive compensation deductions. See Note 1 to Unaudited Consolidated Financial Statements for further information regarding the early adoption of ASU 2016-09 and its impacts to our financials.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful vertical integration of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. We believe that our cash flow from operations and growing operations will continue to fund the ongoing core business.  As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. At September 30, 2016, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $27.9 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of September 30, 2016, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $21.8 million. We have operations in markets in which there is governmental instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

During the nine months ended September 30, 2016, we settled and paid our ongoing litigation with Medtronic for $45.0 million, which resulted in a gain of $43.3 million as we eliminated our previous accrual of $88.3 million related to this matter. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

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

We currently have $125.7 million in principal outstanding of senior convertible notes that will mature on July 1, 2017. Holders of the notes may elect to convert at any time beginning January 1, 2017. It is our intent to settle all conversions through combination settlement, whereby we would repay the principal amount in cash and the excess conversion value in shares of common stock. At September 30, 2016, a minimal amount of holders of the 2017 Notes had elected to convert for which the Company will settle in the fourth quarter 2016 through combination settlement. Refer to the below section subtitled “2.75% Senior Convertible Notes due 2017” for further details.

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as Lessray, for which the Company recorded a preliminary purchase accounting fair value estimate for $36.0 million of contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones, which we anticipate will become payable at varying times between 2017 and 2020. We expect the imaging software and technology platform to be incorporated into our MAS platform to form a foundational element in our imaging, navigation and automation platform development strategy.

On July 1, 2016, we completed our acquisition of BNN Holdings Corp. for an upfront payment of $98.0 million, which was funded through cash and investments on hand. In connection with the closing, we used approximately $92.1 million (net of cash acquired and amounts retained for acquired provisional obligations) of our available cash and investments on hand to pay the upfront payment to security holders of BNN Holdings Corp., as well as related transaction fees and expenses.

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

Cash, cash equivalents and marketable securities were $203.8 million and $470.1 million at September 30, 2016 and December 31, 2015, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next 12 months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we have the ability to fund these from our existing line of credit if necessary. The change in liquidity during the nine months ended September 30, 2016 of $266.3 million was mainly driven by the funding of our acquisition of Ellipse Technologies of approximately $380.1 million (net of cash acquired), $343.8 million repurchase of a portion of our Senior Convertible Notes due 2017, $92.1 million (net of cash acquired and amounts retained for acquired provisional obligations) for the acquisition of BNN Holdings Corp., $66.3 million net for the call spread on the sale and purchase of warrants and bond hedge, $24.4 million cash tax payments on behalf of shareowners with net share settlement, and ordinary seasonal payments such as annual bonuses, offset by inflows of $634.1 million net issuance of our Senior Convertible Notes due 2021 and cash flow from operations. At September 30, 2016, we have cash totaling $7.4 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $96.0 million for the nine months ended September 30, 2016, compared to $48.0 million for the same period in 2015. The $48.0 million increase in cash provided by operating activities was primarily due to income tax payments in the prior year shifting to income tax refunds in the current year.

Cash Flows from Investing Activities

Cash used in investing activities was $290.0 million for the nine months ended September 30, 2016, compared to $19.3 million used for the same period in 2015. The $270.7 million increase in cash used in investing activities was primarily due to the $380.1 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies, the $92.1 million cash payment (net of cash acquired and amounts retained for acquired provisional obligations) for the acquisition of BNN Holdings Corp., and $22.0 million used in other acquisition related investments including purchases of intangible assets. The funding of the Ellipse Technologies acquisition was partially offset by a net increase of $278.1 million cash received related to activities within investment portfolios over the periods presented.

Cash Flows from Financing Activities

Cash provided by financing activities was $204.5 million for the nine months ended September 30, 2016, compared to $29.0 million cash used for the same period in 2015. The $233.5 million increase in cash provided by financing activities was primarily due to the net issuance of the 2021 Senior Convertible Notes of $634.1 million, offset by the net $66.3 million purchase of a call spread related to that issuance. Additionally, we used approximately $343.8 million of the net proceeds to repurchase a portion of the 2017 Senior Convertible Notes.

Treasury stock purchases decreased $28.1 million due to a decrease in equity award vesting and stock option exercises during the nine months ended September 30, 2016 compared to the same period in 2015. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

2.75% Senior Convertible Notes due 2017

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes, which we refer to as the 2017 Notes, with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time. Prior to January 1, 2017, holders may convert their 2017 Notes only under the conditions as described in Note 6 to the Unaudited Consolidated Financial Statements, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year. At September 30, 2016, holders of the 2017 Notes were in a convertible position, as the reported sale price of the Company’s common stock for 20 days out of the last 30 consecutive trading days ending with September 30, 2016 exceeded 130% of the $42.13 per share conversion price on each applicable trading day. At September 30, 2016, a minimal amount of holders of the 2017 Notes had elected to convert their notes. We will settle such conversion in the fourth quarter 2016 through the combination settlement described above. The 2017 Notes are recorded as current liabilities on the September 30, 2016 consolidated balance sheet.

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

In March 2016, we used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million in principal amount outstanding of the $402.5 million 2017 Notes. The repurchase of a portion of the 2017 Notes resulted in a remaining balance of $125.7 million in principal outstanding as of September 30, 2016.

Revolving Senior Credit Facility

In February 2016, we entered into a credit agreement, which we refer to as the Credit Agreement, for a revolving senior credit facility, which we refer to as the Facility, that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the Facility provided we remain in compliance with the underlying financial covenants. The Facility matures on February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All of our assets and assets of our material domestic subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of our material domestic subsidiaries guarantees the Facility. At September 30, 2016 we did not carry any outstanding revolving loan under the Facility.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and there have been no material changes during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2016. Based on such evaluation, our management has concluded that as of September 30, 2016, the Company’s disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1†

Settlement and Patent License Agreement dated July 13, 2016 between the Company and Medtronic plc together with its wholly owned subsidiaries Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf GmbH

10.2#	Letter Agreement dated September 11, 2016 between the Company and Patrick S. Miles
10.3#	Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Patrick S. Miles on September 11, 2016
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†

We have requested confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

NUVASIVE, INC.

Date:	October 26, 2016	By: /s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 26, 2016	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer, Head of Strategy and Corporate Integrity (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1†

Settlement and Patent License Agreement dated July 13, 2016 between the Company and Medtronic plc together with its wholly owned subsidiaries Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf GmbH

10.2#	Letter Agreement dated September 11, 2016 between the Company and Patrick S. Miles
10.3#	Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Patrick S. Miles on September 11, 2016
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†

We have requested confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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