Form 10-K
period 2016-12-31
NUVASIVE INC
filed 2017-02-09
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.0 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director on June 30, 2016 have been excluded in that such persons may be deemed to be affiliates.

As of February 6, 2017, there were 50,599,338 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2016.

NuVasive, Inc.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2016

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

This Annual Report and the documents incorporated by reference into this Annual Report refer to trademarks, such as Absolute Responsiveness®, Acuity®, Affix®, Armada®, AttraX®, Back Pact®, Bendini®, Better Back Alliance®, Better Insight. Better Decisions. Better Medicine®, Brigade®, CerPass®, CoRoent®, Creative Spine Technology®, DBR®, Embody®, Embrace®, ExtenSure®, Formagraft®, Gradient Plus®, Halo®, iGA™, ILIF®, InStim®, LessRay®, Leverage®, MAGEC®, MAGEC-EOS™, MAS®, MaXcess®, NeoDisc™, Nerve Avoidance Leader™, NuvaMap™, NuvaLine™, NuvaMap™ O.R., NuVasive®, NVM5®, Osteocel®, Precept®, PRECICE®, PROPEL®, Radian®, Reline™, Speed of Innovation®, SpheRx®, The Better Way Back®, Traverse®, Triad®, VuePoint®, X-Core®, and XLIF®, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Item 1.Business

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Currently, our marketed product portfolio is focused on applications for spine fusion surgery, including biologics used to aid in the spinal fusion process. For the year ended December 31, 2016, we generated global revenues of $962.1 million, including sales in over 40 countries.

Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion.  In May 2015, we launched Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment. Our biologics products, which are used to aid in the spinal fusion process or bone healing process, include allograft (donated human tissue) and synthetic offerings.

We believe our MAS platform and its related offerings provide a unique and comprehensive solution for the safe and reproducible minimally-disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We continue to focus significant research and development efforts to expand our MAS and other product platforms and advance the applications of our unique technology into procedurally-integrated surgical solutions that improve clinical and economic outcomes. During 2016, we acquired businesses and technologies to further expand our product and services offerings and drive growth in our business:

•

In February 2016, we acquired Ellipse Technologies, Inc., or Ellipse Technologies, which developed and commercialized expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. Following the acquisition, these product offerings are now sold by our NuVasive Specialized Orthopedics division, or NSO.

•

In July 2016, we acquired BNN Holdings Corp., which through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork, a patient-centric healthcare organization that provides intraoperative neurophysiological monitoring services to surgeons and healthcare facilities across the U.S. Following the acquisition, we combined the service offerings of Biotronic NeuroNetwork with our existing IOM business, Impulse Monitoring, Inc., under the newly created division NuVasive Clinical Services, or NCS.

•

In September 2016, we acquired the LessRay software technology suite, which is designed to be integrated into current surgeon workflow and utilizes an algorithm to drive image registration and help surgeons and hospital staff manage radiation exposure using low-dose image quality enhancement. This technology is expected to become an integral component of our IOM service and MAS platform.

We expect to continue to pursue business and technology acquisitions targets, strategic partnerships and out‐of‐the‐box thinking to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for imaging and navigation.

Our corporate headquarters is located in San Diego, California where we occupy approximately 154,000 square feet, including a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. Our location in Amsterdam, the Netherlands, serves as our international headquarters. Our NSO division is based in Aliso Viejo, California, and our NCS division has corporate offices in Columbia, Maryland and Ann Arbor, Michigan. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business is facilitated by rapid delivery of products and surgical instruments for surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility enhances our ability to meet demanding delivery schedules and provide a greater level of customer service. Additionally, we have a manufacturing facility located in West Carrollton, Ohio that produces spinal implants. In furtherance of our initiative to increase the amount of products that we self-manufacture, in 2015 we added an approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio. Throughout 2016, we have worked to build out and equip the new facility in order to expand our internal manufacturing efforts, and initial production is underway.

Our Strategy

We are a leading provider of innovative medical products that provide comprehensive solutions for the surgical treatment of spine disorders. We continue to pursue the following business strategies in order to improve our competitive position:

•

Establish our MAS Platform as the Standard of Care. We believe our MAS platform has the potential to become the standard of care for spine surgery as hospitals, providers and spine surgeons continue to recognize its many benefits and adopt our products and procedures. We also believe our MAS platform has the potential to dramatically improve the clinical results of spine surgery. Because of this belief, we dedicate significant resources to researching clinical outcomes data as well as educating spine surgeons, hospitals, and other providers and their patients on the clinical and financial benefits of our products, and we intend to capitalize on the growing demand for minimally-disruptive surgical procedures.

•

Continue to Develop and Introduce Procedurally-Integrated Solutions and New Innovative Products. One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery products and procedures to fulfill an unmet clinical need. In the past several years, we have introduced a continual flow of new products and product enhancements. We have additional products and procedural offerings currently under development that should expand our presence in fusion surgery. With our comprehensive portfolio of product and service offerings, we believe that we can offer our customers a comprehensive procedural solution for spine surgery that distinguishes us from traditional spine implant companies. We intend to continue to build upon our procedural solution with new and enhanced technology offerings, as well as product expansions. We believe through continued innovation and a focus on providing comprehensive procedural solutions for our customers, we will increase our market share while at the same time improving patient care. As part of this strategy, the Company must continue to protect and defend its intellectual property related to our innovative products.

•

Expand the Reach of Our Exclusive Sales Force. We believe having a sales force dedicated to selling only our products is critical to achieving continued growth across our various product lines, driving greater market penetration and increasing our revenues. In the United States, we have an exclusive sales force consisting of a mix of directly-employed sales representatives and exclusive sales agents that are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly-employed sales representatives, independent sales agents and territory-based distributors. We believe that continuing to expand the range of such teams will allow us to increase our market share and drive adoption of our products and procedures.

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

•

Selectively License or Acquire Complementary Products and Technologies and Drive our International Presence. In addition to building our company through internal product development and global expansion efforts, we intend to selectively license or acquire complementary products and technologies that we believe will keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in emerging geographical opportunities. For example, following our acquisition of Ellipse Technologies, we now offer innovative products based on the MAGEC technology platform.  With this acquisition, we accelerated our entry into the pediatric and idiopathic spine deformity segment and expanded our international presence. In addition, with our acquisition of the LessRay software technology suite, we will be able to help surgeons and hospital staff manage radiation exposure, without compromising intra-operative images or visual accuracy. By acquiring complementary products and executing on domestic and international footprint opportunities, like our acquisition of our exclusive distributor in Brazil, we believe we can leverage our expertise at bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.

•

Provide Intraoperative Monitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for nerve monitoring has increased along with the advancement of technologies and techniques used in IOM. We believe our proprietary NVM5 platform is a differentiator in the market and is unique in its ability to provide information about the directionality and proximity of nerves. Following our acquisition of Biotronic NeuroNetwork, we have expanded the scale of our IOM services business and are driving increased utilization of our NVM5 platform. We intend to continue to expand the utility of such platforms and broaden our IOM product and services offerings to further our value to our customers and increase adoption and usage.

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

We believe the market for procedurally-integrated spine surgery solutions will continue to grow over the long term, and we also believe that our market share will increase, because of the following market dynamics:

•

Demand for Surgical Alternatives with Less Tissue Disruption. As has been proven in other surgical markets, we anticipate the broader acceptance of surgical treatments with less tissue disruption and patient trauma will result in increased demand.

•

Favorable Domestic Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging “baby boomers” (people born between 1946 and 1965). We believe this large population segment will increasingly demand a quicker return to activities of daily living following surgery than prior generations.

•

Access to Care in Emerging Markets. Healthcare reforms in many emerging markets are expanding access to treatments to a greater proportion of their populations, which we believe will continue to drive strong increases in demand for healthcare-related product volumes. Increasing economic affluence in key developing regions will further drive demand for healthcare treatments.

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

Implants and Fixation Products

We have many implants and fixation devices designed to be used with our MAS platform. Our portfolio of implants used for interbody disc height restoration include implants made from allograft, titanium and polyetheretherketone, or PEEK. Our CoRoent family of implants, which are made from PEEK, are available in a variety of shapes and sizes to accommodate specific approach, pathology and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation products, including pedicle screws, rods and plates, have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our procedures to provide stabilization of the spine.  Our fixation offerings include our Armada, Precept and Reline posterior fixation portfolios.

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

Biologics

Biologics are used to aid in the spinal fusion process or bone healing process. The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), and a varied offering of synthetic products and growth factors. Our allograft biologics product offerings include Osteocel Plus and Pro – a cellular bone matrix designed to mimic the biologic profile of autograft including mesenchymal stem cells and osteoprogenitor cells to aid in spinal fusion. Our synthetic biologics product offerings include Formagraft (collagen-based synthetic bone substitute), AttraX (synthetic bone graft material delivered in putty form), and Propel DBM (highly moldable demineralized bone matrix putty).

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

Following our acquisition of Ellipse Technologies, we now offer products to treat the unmet clinical needs of children who suffer from early onset scoliosis and patients who suffer from limb length discrepancies.

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

Research and Development

Our research and development efforts are primarily focused on developing further enhancements to our existing products and improving and further integrating our procedural solutions to address unmet clinical needs while improving patient and economic outcomes. Our research and development group has extensive experience in developing products to treat spine pathologies. This group continues to work closely with our clinical advisors and spine surgeon customers to design products and procedural solutions designed to improve patient outcomes, simplify techniques, and reduce patient trauma including subsequent hospitalization and rehabilitation times; and as a result reduce overall costs to patients and the healthcare system.

International

We believe a spine market shift towards minimally invasive surgery and increases in international access to healthcare will provide us with an opportunity for accelerated growth outside the United States. Because our procedurally-integrated solutions and technologies treat similar pathologies around the world, we are focused on expanding our operations in select developed and emerging international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in expanding our global infrastructure to adapt to alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our MAS surgical techniques, our surgical instruments and our implants to our international customers. During 2016, we expanded our geographical footprint as part of our focus on increasing our commercial reach outside the United States. We have continued to expand our available product offerings internationally with our acquisition of Ellipse Technologies. Our international revenue, which excludes Puerto Rico, was $130.4 million or 14% of total revenue for the year ended December 31, 2016.

Sales and Marketing

In the United States, we currently sell our procedurally-integrated solutions through a combination of exclusive independent sales agents and directly-employed sales force. Each member of our United States sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales representative or an independent sales agent is made on a territory–by-territory basis, with a focus on aligning the sales team with the best skills and experience with local surgeons’ needs. Our international sales force is comprised of directly-employed sales representatives, as well as exclusive distributors and independent sales agents. Directly-employed sales representatives make up the majority of our overall salesforce.

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

Manufacturing and Supply

We rely on third parties for the manufacture of a majority of our products, their components and servicing, and we maintain alternative manufacturing sources for a majority of our finished goods products. We also manufacture certain implants internally at our facility in Dayton, Ohio. We have identified or are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to best enable us to be able to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization (ISO), and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded. We believe that these types of manufacturing relationships historically have balanced our capital investment, helped control costs and provided manufacturing capacity necessary to compete with larger volume manufacturers of spine surgery products. As our business has continued to scale, we have determined to increase the amount of products that we self-manufacture. In 2015, we added an approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio, in order to expand our internal manufacturing efforts. Throughout 2016, we have worked to build out and equip the new facility and initial production is underway. As we shift to the manufacturing of more of our products in-house, we will look to maintain adequate raw materials suppliers, sourcing alternatives and adequate supply to support our operations.

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

We rely on one, exclusive supplier for PEEK, which comprises many of our CoRoent partial vertebral body replacement and interbody product lines. We also rely on one, exclusive supplier for our NVM5 neuromonitoring system, and rely on one, exclusive supplier for our neuromonitoring equipment that is used outside of the NV platform.

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

Patents

As of December 31, 2016, we had over 820 issued and pending patents, including over 360 U.S. issued patents. Our issued and pending patents cover, among other things:

•	MAS surgical access instrumentation and methodology, including our XLIF procedure and aspects thereof;
•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•	Implants and related instrumentation and targeting systems;
•	Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX;
•	Motion preservation products;
•	Magnetic technology for non-invasive distraction of an implanted device, including the MAGEC technology platform; and

•	Digital imaging processing technology that generates high resolution images of the surgical field from low resolution scans, including the LessRay technology platform.

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

Trademarks

As of December 31, 2016, we had over 220 trademark registrations in both domestic and foreign regions.

Competition

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. We believe that our significant competitors are Medtronic Sofamor Danek, or Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and Zimmer Biomet Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International N.V., Alphatec Spine, K2M and others. With respect to our nerve monitoring systems, we compete with Medtronic, and Vyaire Medical (formerly VIASYS Healthcare, a division of Becton, Dickinson and Company). Our IOM services business competes with SpecialtyCare and numerous smaller and regional service providers. We also face competition from physician owned distributorships, or PODs, which are medical device distributors that are owned, directly or indirectly, by physicians. However, these PODs have recently come under scrutiny by the Office of Inspector General, or OIG as the associated physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients. The prevalence of these PODs may impact our ability to grow.

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

Compliance Program

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

However, certain carriers, large and small, may have policies significantly limiting coverage of XLIF, Interlaminar Lumbar Interbody Fusion, or ILIF, Osteocel Plus and Osteocel Pro, cervical interbody implants, and/or other procedures, products or services that we offer. We will continue to provide resources to patients, surgeons, hospitals, and insurers in order to ensure optimum patient care and clarity regarding reimbursement and work to remove any and all non-coverage policies. National and regional coverage policy decisions are subject to unforeseeable change and have the potential to impact physician behavior and reimbursement for physician services. We cannot offer definitive time frames or final outcomes regarding reversal of the coverage-limiting policies, as the process is dictated by the third-party insurance providers. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.

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

Shareowners (our employees)

We refer to our employees as “shareowners”. As of December 31, 2016, we had a direct and indirect workforce of over 2,200, including approximately 1,900 shareowners. In addition to our shareowners, we partner with exclusive independent sales agencies and independent distributors who sell our products in the United States and internationally. As of December 31, 2016, there are approximately 280 individuals associated with such sales agencies and distributors. None of our shareowners or sales agents are represented by a labor union, and we believe our shareowner and agency relations are good.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the Commission). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2016.

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

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than those of our competitors. With respect to our nerve monitoring systems, we compete with Medtronic and Vyaire Medical (formerly VIASYS Healthcare, a division of Becton, Dickinson and Company), each of which have significantly greater resources than we do. Our IOM services business competes with Specialty Care and numerous smaller and regional nerve monitoring companies. With respect to MaXcess, our minimally-disruptive surgical system, our largest competitors are Medtronic, DePuy/Synthes, Stryker Spine, Globus Medical, and Zimmer Biomet Spine. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies and other potential market entrants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our offerings.  In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can.

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

Because of the significant size of the potential market for spine surgery products and procedures, we anticipate that existing competitors will continue to dedicate substantial resources to developing competing products.  If we are unable to compete effectively, our sales and operating results may suffer.

Changes to third-party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.

Sales of our products and procedural solutions depend on the availability of adequate reimbursement from third-party payers. We believe that future third-party reimbursement for healthcare costs may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery coverage or reduction in payment amounts to hospitals and surgeons for approved surgery and IOM services, both in the United States and internationally.  Further, certain third-party payers have stated non-coverage decisions concerning our technologies and services.  These actions could significantly alter our ability to sell our products and procedural solutions. The continuing efforts of governmental authorities, insurance companies, and other payers of healthcare costs to contain or reduce costs could lead to patients being unable to obtain approval for payment from these third-party payers. Changes in legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products and services as healthcare providers generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices and services. Likewise, spine surgeons, neurophysiologists and their supervising physicians rely primarily on third-party reimbursement for the surgical or monitoring fees they earn. Spine surgeons are unlikely to use our products and services if they do not receive reimbursement adequate to cover the cost of their involvement in surgical procedures.

Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.

The market for spine surgery products is large and has attracted numerous new companies and technologies.  As some companies have sought to compete based on price, it has created pricing pressure, which we expect to continue in the future.  In addition, we may experience decreasing prices for our products due to pricing pressure from our hospital customers and insurance providers.  Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have resulted in efforts to drive down prices.  As hospitals look to reduce costs, including by aggregating purchasing decisions and through industry consolidation, they may demand lower pricing and limit their number of suppliers.  If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.

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

In February 2016, we completed the acquisition of Ellipse Technologies for an upfront payment of $380.0 million and a potential milestone payment of $30.0 million payable in 2017 related to the achievement of specific revenue targets. In July 2016, we acquired BNN Holdings Corp., which through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork for a purchase price of $98.0 million. Acquisitions, including the acquisitions of Ellipse Technologies and Biotronic NeuroNetwork, involve numerous risks, including the following:

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

Healthcare policy changes, including United States healthcare reform legislation signed in 2010, may have a material adverse effect on us.

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

Our IOM services and support business operated though our subsidiary, NuVasive Clinical Services, exposes us to different risks than our other products and technologies.  Through our IOM services business, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries.  Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the Internet.  Providing this service subjects us to malpractice exposure.  In addition, given the reliance on technology, any disruption to our neuromonitoring equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our computer systems could adversely impact the performance of our neurophysiologists.

In addition, IOM services are directly billed to Medicare and commercial payers, which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and new collections risk associated with third-party payers.  Due to the breadth of many healthcare laws and regulations, our IOM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business, including under the Anti-Kickback Statute, the federal false claims laws and state law equivalents.  If our operations are found to be in violation of any of the laws described in the previous sentence or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

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

In the United States, we sell our products through a combination of exclusive independent sales agents and directly-employed sales personnel. Our international sales force is comprised of independent sales agents, directly-employed sales personnel, as well as exclusive and non-exclusive independent third-party distributors. We expect these sales representatives to develop long-lasting relationships with the spine surgeons they serve. If our sales representatives fail to adequately promote, market and sell our products, or fail to develop lasting relationships with spine surgeons, our sales could significantly decrease or fail to increase. Further, we may terminate sales representatives from time to time, which could subject us to claims and lawsuits. Asserting or defending against these types of claims and lawsuits may result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages.

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

We intend to grow our business operations and we may experience periods of rapid growth and expansion. This anticipated future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. We may not be able to maintain the quality or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures.

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

To be successful, we rely on our suppliers to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. In the event we experience delays, shortages, or stoppages of supply with any supplier, we would be forced to identify a suitable alternative supplier which could take significant time and result in significant expense. In addition, our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. If we are required to transition to new third-party suppliers for certain components of our products, the use of components or materials furnished by these alternative suppliers could require us to alter our operations.  Any such interruption or alteration could harm our reputation, business, financial condition and results of operations. In addition, if we are required to change the manufacturer of a critical component of our products, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those systems.

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

We currently manufacture a portion of our products at our manufacturing facility in Dayton, Ohio. In 2015, we added an approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio, in order to expand our internal manufacturing efforts and this new facility commenced limited commercial scale production in the fourth quarter of 2016. As part of our business strategy, we intend to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our own manufacturing facilities and those of our third party suppliers, such as:

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

Our research and development programs and operations depend on our ability to attract and retain highly skilled engineers and technicians. We may not be able to attract or retain qualified managers, engineers and technicians in the future due to the competition for qualified personnel among medical device businesses, particularly in California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified personnel. Recruiting and retention difficulties can limit our ability to support our commercial, manufacturing and research and development programs. All of our U.S. employee shareowners are employed on an at-will basis, which means that either we or the employee shareowner may terminate his or her employment at any time. The loss of key employee shareowners, the failure of any key employee shareowners to perform or our inability to attract and retain skilled employee shareowners, as needed, or an inability to effectively plan for and implement a succession plan for key employee shareowners could harm our business.

We face risks associated with our international business.

During the year ended December 31, 2016, $130.4 million or approximately 14% of our net revenue was attributable to our international customers. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:

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

•	differing regulatory requirements for obtaining clearances or approvals to market our products;
•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;
•	fluctuations in foreign currency exchange rates;
•	limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	differing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•	differing labor laws and standards;
•	complex data privacy requirements;
•	economic, political or social instability in foreign countries and regions;
•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action; and
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

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
•

manage our directly-employed sales personnel as well as independent distributors and sales agents operating in international markets often pursuant to laws, regulations and customs that may be different than those that are customary for our United States operations;

•

expand our sales and marketing presence in international markets generally to avoid revenue concentration in a small number of markets that would subject us to the risk of business disruption as a result of economic or political problems in concentrated locations;

•

upgrade our internal business processes and capabilities (e.g., information technology platform and systems, product distribution and tracking) to create scalability and properly handle the transaction volumes that our growing geographically diverse organization demands; and

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

Risks Related to Litigation and Intellectual Property

Defending against litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, and if we are unsuccessful, we may be obligated to pay damages and halt sales of our products.

Significant litigation regarding patent rights occurs in our industry and our commercial success depends in part on not infringing the patents or violating the other proprietary rights of others.  We have received in the past, and expect to receive in the future, claims from our competitors alleging infringement of their intellectual property rights as part of business strategies designed to impede our successful commercialization of updated and new products and entry into new markets.  A patent infringement suit brought against us or any of our strategic partners or licensees may force us or such strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party’s intellectual property, unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if our strategic partners, licensees or we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

We are currently, and may in the future be, subject to claims and lawsuits that could cause us to incur significant legal expenses and result in harm to our business.

We are currently subject to a purported securities class action lawsuit, shareholder derivative litigation, and various commercial and product liability lawsuits, and we may be subject to additional claims and lawsuits in the future.  In addition, we, as well as certain of our officers and sales representatives, are subject to claims or lawsuits from time to time. Regardless of the outcome, these lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. Litigation may also harm our relationships with existing customers and subject us to negative publicity, each of which could harm our business and financial results.

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

Further, competitors may challenge our issued patents through post-grant challenge procedures (domestically) and/or opposition proceedings (internationally). The Leahy-Smith Act amended the post-grant challenge procedures in the U.S. to eliminate inter partes reexamination, maintain ex parte reexamination, and add inter partes review making it easier for third-parties to challenge issued patents. We are currently engaged in various such proceedings with respect to our issued patents and the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement or defense of our issued patents.

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

If personal injury lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for surgical procedures, and potential malpractice claims that are inherent in the IOM services provided through our subsidiary, NuVasive Clinical Services. These surgeries involve significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Additionally, our IOM services business could become the subject of medical malpractice lawsuits alleging negligence on the part of our neurophysiologists and/or oversight physicians.

We have had, and continue to have, a small number of personal injury claims relating to our products and clinical services, none of which either individually, or in the aggregate, have resulted, or do we believe will result, in a material negative impact on our business. In the future, we may be subject to additional personal injury claims, some of which may have a negative impact on our business. Regardless of the merit or eventual outcome, personal injury claims may result in:

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

Our existing insurance coverage for personal injury claims may be inadequate to protect us from any liabilities we might incur. If a personal injury claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely affect or eliminate the prospects for commercialization of our IOM business or sales of a product or product candidate that is the subject of any such claim.

Risks Related to Regulatory and Compliance

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

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new, non-exempt, non-Class I medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or receives approval under the premarket approval application (PMA) process. If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products, which could have a material adverse effect on our financial results.

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

Pursuant to FDA regulations, we can only market our products for cleared or approved uses.  Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from promoting products for such off-label uses.  We train our marketing personnel and independent sales representatives and distributors to not promote our products for uses outside of the FDA-cleared indications.  Although we believe our marketing, promotional materials and training programs for physicians do not constitute promotion of unapproved uses of our products, if the FDA or any foreign regulatory body determines that our marketing, promotional materials or training programs constitute promotion of an off-label use, we could be subject to significant fines in addition to regulatory enforcement actions.  It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

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

We and our suppliers are required to comply with the QSR and other applicable standards and requirements, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA and other regulatory bodies enforce compliance with regulatory requirements and standards through periodic inspections. If we or one of our suppliers fail an inspection or if any corrective action plan is not sufficient, the release of our products could be delayed. We have undergone inspections by the FDA and other regulatory bodies regarding our allograft business and FDA inspections regarding our medical device activities. In connection with these inspections as well as prior inspections, regulatory agencies have requested minor corrective actions, which we have implemented. There can be no assurance that the FDA will not subject us to further enforcement action and the FDA and other regulatory agencies may impose additional inspections at any time.

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

We are subject to SEC regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals”, and, if so, to perform an extensive inquiry into our supply chain, in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”), or an adjoining country.  Compliance with these regulations has increased our costs, and we expect our costs may increase in the future.   We have determined that certain of our products contain such specified minerals.  As of the date of our conflict minerals report for the 2015 calendar year, we were unable to determine whether or not such minerals originate from the DRC or an adjoining country.  We are continuing to conduct inquiries into our supply chain in connection with the preparation of our conflict minerals report for 2016, which must be audited by an independent auditor pursuant to existing government auditing standards.  Compliance with these requirements has been time-consuming for management and our supply chain personnel (as well as time-consuming for our suppliers), and we expect that compliance will continue to require the expenditure of significant amounts of time and money by us and them.  In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products.  Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business.

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

Federal and state laws and regulations impose restrictions on our relationships with physicians who are consultants, owners and investors. We have entered into consulting agreements, license agreements and other agreements with physicians in which we provided equity awards or cash or both as compensation. Some of the physicians with which we have such consulting and other agreements are affiliated with some of our customers. Finally, we have other arrangements with physicians, including for research and development grants and for other purposes as well.

We could be adversely affected if regulatory agencies were to interpret our financial relationships with these physicians, who may be in a position to influence the ordering of and use of our products for which governmental reimbursement may be available, as being in violation of applicable laws. If our relationships with physicians are found to be in violation of the laws and regulations that apply to us, we may be required to restructure the arrangements and could be subject to administrative, civil and criminal penalties, including exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could negatively impact our ability to operate our business and our results of operations.

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

We have experienced rapid growth since our inception, and have increased our revenue from $38.4 million in 2004, the year of our initial public offering, to $962.1 million in 2016. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenue or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenue, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.

The sale of Convertible Senior Notes significantly increased our amount of long-term debt, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.

In June 2011, we issued $402.5 million aggregate principal amount of our 2.75% Convertible Senior Notes due in 2017 (the 2017 Notes). Additionally, in March 2016, we issued $650 million aggregate principal amount of our 2.25% Convertible Senior Notes due in 2021 (the 2021 Notes). Although we have repurchased a significant portion of the aggregate principal amount of the 2017 Notes, we continue to have a substantial amount of long-term debt as a result of the sale of the 2017 and 2021 Notes. Our maintenance of such debt could adversely affect our financial condition and results of operations.

In addition, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2017 Notes and our 2021 Notes and the warrants that we issued as part of the related bond hedge transactions. The issuance of these shares may depress the market price of our common stock.

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In February 2016, we entered into a credit agreement with Bank of America, N.A., or Bank of America, that provides for secured revolving facility loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The credit agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the credit facility provided we remain in compliance with the underlying financial covenants. All of our assets and the assets of our material domestic subsidiaries and certain material international subsidiaries are pledged as collateral under the credit facility (subject to customary exceptions) and each of our material domestic subsidiaries guarantee the credit facility. The covenants set forth in the credit agreement restrict, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund sanctions and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the credit facility, Bank of America would be able to accelerate the required repayment of amounts due under the loan agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions.  These investments will be expensive, and we may need to seek additional financing in the future to meet our capital needs.  As of December 31, 2016, we had $153.6 million in cash and cash equivalents. Subsequent to December 31, 2016, we anticipate making a payment of $30.0 million to former stockholders of Ellipse Technologies under the merger agreement in connection with the acquisition of Ellipse Technologies. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources.  We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

We could be subject to changes in tax rates, the adoption, evolution or change of new and/or amended U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the United States and numerous foreign jurisdictions, including the Netherlands, where a number of our subsidiaries are located. Significant judgment is required to determine and estimate our worldwide tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective income tax rates have been, and could in the future be adversely affected by changes in tax laws or interpretations of those tax laws, by stock-based compensation and other non-deductible expenses, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities.

As part of our globalization initiative, we have centralized international operations in the Netherlands and have entered into intercompany transfer pricing arrangements, including the licensing of intangibles. We intend to continue to streamline our international operations to better align with and support our international business activities and markets through changes in how we develop, license and use our intangible property and how we structure our international procurement and customer service functions. We anticipate a negative impact to our effective tax rate over the next several years while achieving an overall reduction to our effective tax rate over the longer term. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or will operate or to which we are otherwise deemed to have sufficient tax presence will not challenge the tax benefits that we ultimately expect to realize as a result of our international structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform the U.S. taxation of international business, could negatively impact the anticipated tax benefits of our international structure. Any long term benefits to our tax rate will also depend on our ability to achieve our anticipated international growth projections and to operate our business in a manner consistent with our international structure and intercompany transfer pricing arrangements. If we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the structure and our future operating results and financial condition may be negatively impacted.

Finally, we may be subject in the future to examination of our income tax returns by the Internal Revenue Service and other taxing authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, particularly in the U.S. or the Netherlands or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, cash flows or results of operations could be adversely affected.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth our principal properties as of December 31, 2016, all of which are leased unless otherwise noted as owned:

Primary Use	Square Footage	Location
Manufacturing facilities (2)	180,000	West Carrollton, OH
Corporate office and training facilities (1)	154,000	San Diego, CA
Fulfillment and warehouse operations (2)	100,000	Memphis, TN
Office facilities	53,000	Aliso Viejo, CA
Office facilities and warehouse	25,000	Japan
Office facilities and warehouse	23,000	Germany
Office facilities	12,000	Ann Arbor, MI
Office facilities	11,000	Australia
Office facilities	11,000	Columbia, MD
Office facilities	11,000	Netherlands
Office facilities	10,000	Brazil
Office facilities	7,000	UK

(1) Our corporate headquarters
(2) Owned

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

	High	Low
2015
First Quarter	$51.23	$42.64
Second Quarter	51.25	41.52
Third Quarter	56.61	46.06
Fourth Quarter	55.98	44.22
2016
First Quarter	$55.53	$36.81
Second Quarter	60.09	47.87
Third Quarter	69.00	59.02
Fourth Quarter	69.50	56.70

We had approximately 86 stockholders of record as of January 31, 2017. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the fourth quarter of 2016, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2016:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	2,559,805	(1)	$34.93	5,781,029	(2)(3)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	2,559,805		$34.93	5,781,029
(1)

Consists of shares subject to outstanding stock options, restricted stock units and performance restricted stock units under the NuVasive 2004 Amended and Restated Equity Incentive Plan, the NuVasive 2014 Equity Incentive Plan, and the Ellipse Technologies 2015 Incentive Award Plan, some of which are vested and some of which remain subject to the vesting and/or performance criteria of the respective equity award.

(2)

Consists of shares available for future issuance under the NuVasive 2014 Equity Incentive Plan, the Ellipse Technologies 2015 Incentive Award Plan, and the Amended and Restated 2004 Employee Stock Purchase Plan (ESPP). As of December 31, 2016, an aggregate of 2,958,287 shares of common stock were available for issuance under the NuVasive 2014 Equity Incentive Plan, 1,425,024 shares of common stock were available for issuance under the Ellipse Technologies 2015 Incentive Award Plan, and 1,397,718 shares of common stock were available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.

(3)

The NuVasive 2004 Amended and Restated Equity Incentive Plan terminated in February 2014, upon the tenth anniversary of its effective date, and we are no longer granting awards under that plan.  However, awards granted under the plan will remain outstanding until they are exercised, issued, terminated, cancelled or they expire.  Pursuant to the terms of the plan, shares subject to awards granted under the NuVasive 2004 Amended and Restated Equity Incentive Plan may be utilized for future grants of awards under the NuVasive 2014 Equity Incentive Plan, to the extent such awards are terminated, cancelled or they expire, or shares subject thereto are withheld to cover taxes.  During the year ended December 31, 2016, we registered 2,200,637 of such shares for re-use under the NuVasive 2014 Equity Incentive Plan.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index over the five year period ending December 31, 2016. The graph assumes that $100 was invested on December 31, 2011 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*	$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2016 (1)	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$962,072	$811,113	$762,415	$685,173	$620,255
Gross profit	721,979	616,634	580,057	504,689	466,846
Consolidated net income (loss)	35,426	65,290	(17,496)	6,985	2,442
Net income (loss) attributable to NuVasive, Inc.	37,147	66,291	(16,720)	7,902	3,144
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.74	$1.36	$(0.36)	$0.18	$0.07
Diluted	$0.69	$1.26	$(0.36)	$0.17	$0.07

	December 31,
	2016 (1)	2015	2014	2013	2012
	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$332,946	$603,210	$490,972	$418,856	$349,474
Total assets	1,570,804	1,289,649	1,343,459	1,179,568	1,163,785
Senior Convertible Notes (net of current portion)	564,412	376,542	360,746	346,060	332,404
Non-current liabilities (excluding convertible notes)	63,371	111,288	119,456	111,478	119,528
Non-controlling interests (2)	—	—	—	—	10,003
Total equity (3)	700,524	702,202	648,358	604,878	537,575
(1)

The selected consolidated financial data set forth for the year ended December 31, 2016 includes the operations and results of Ellipse Technologies, Inc., BNN Holdings Corp. and our other acquisitions from their respective dates of acquisition. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(2)

On June 13, 2013, the non-controlling interest in Progentix Orthobiology, B.V. became non-redeemable and therefore was reclassified out of mezzanine equity to its own component of total equity within the Company’s Consolidated Balance Sheet.

(3)

The Company elected to early adopt ASU 2016-09 in the second quarter of 2016. As a result, the Company recorded a modified retrospective adjustment of $16.6 million to deferred tax assets and accumulated deficit as of January 1, 2016. See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion.

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

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Currently, our marketed product portfolio is focused on applications for spine fusion surgery, including biologics used to aid in the spinal fusion process. For the year ended December 31, 2016, we generated global revenues of $962.1 million, including sales in over 40 countries.

Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion.  In May 2015, we launched Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment. Our biologics products, which are used to aid in the spinal fusion process or bone healing process, include allograft (donated human tissue) and synthetic offerings.

We believe our MAS platform and its related offerings provide a unique and comprehensive solution for the safe and reproducible minimally-disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We continue to focus significant research and development efforts to expand our MAS and other product platforms and advance the applications of our unique technology into procedurally-integrated surgical solutions that improve clinical and economic outcomes. During 2016, we acquired businesses and technologies to further expand our product and services offerings and drive growth in our business:

•

In February 2016, we acquired Ellipse Technologies, Inc., or Ellipse Technologies, which developed and commercialized expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. Following the acquisition, these product offerings are now sold by our NuVasive Specialized Orthopedics division, or NSO.

•

In July 2016, we acquired BNN Holdings Corp., or BNN Holdings, which through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork, a patient-centric healthcare organization that provides intraoperative neurophysiological monitoring services to surgeons and healthcare facilities across the U.S. Following the acquisition, we combined the service offerings of Biotronic NeuroNetwork with our existing IOM business, Impulse Monitoring, Inc., under the newly created division NuVasive Clinical Services, or NCS.

•

In September 2016, we acquired the LessRay software technology suite, which is designed to be integrated into current surgeon workflow and utilizes an algorithm to drive image registration and help surgeons and hospital staff manage radiation exposure using low-dose image quality enhancement. This technology is expected to become an integral component of our IOM service and MAS platform.

We expect to continue to pursue business and technology acquisition targets and strategic partnerships.

Revenues and Operations

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Additionally, with our acquisition of BNN Holdings on July 1, 2016, we expect our IOM service and support revenue to increase compared to previous periods. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon receiving acknowledgement of a purchase order and upon completion of delivery. Our service revenue is recognized in the period the service is performed for the amount of payment we expect to receive. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of exclusive independent sales agents and directly-employed sales representatives, both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the sales, marketing and administrative operating expense line item within our statement of operations. We continue to invest in international expansion with the focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales agents, as well as exclusive and non-exclusive independent third-party distributors. As of December 31, 2016, we did not have any significant backlog.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, bad debts, inventories, valuation of financial instruments, goodwill, intangibles, property and equipment, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

In accordance with the Commission’s guidance, we recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is generally recognized upon acknowledgement of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from our monitoring services is recognized in the period the service is performed for the amount of payment we expect to receive. Revenue from the sale of our instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title. Instrument sales account for an immaterial amount of annual sales.

Allowance for Doubtful Accounts and Sales Return Reserve

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is reviewed quarterly and is estimated based on the aging of account balances, collection history and known trends with current customers and in the economy in general. As a result of this review, the allowance is adjusted on a specific identification basis for significant accounts and a general reserve approach for non-significant accounts. We also review the overall quality and age of those invoices not specifically identified. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience and current economic trends. An increase to the allowance for doubtful accounts results in a corresponding charge to sales, marketing and administrative expenses. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of customers were to deteriorate, resulting in impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required. We maintain a relatively large customer base that mitigates the risk of concentration with any one particular customer.  Historically, our reserves have been adequate to cover losses.

In addition, we establish a reserve for estimated sales returns and pricing adjustments that is recorded as a reduction to revenue. This reserve is maintained to account for future return of products or pricing adjustments on products sold in the current period. This reserve is reviewed quarterly and is estimated based on an analysis of our historical experience and expected future trends. Historically, our reserves have been adequate to account for returns and pricing adjustments.

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

Our annual evaluation for impairment of goodwill consists of two reporting units; the Progentix reporting unit and the remainder of the Company. In accordance with our policy, we completed our most recent annual evaluation for impairment as of October 1, 2016 and determined that no impairment existed, and it was determined that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. In addition, no indicators of impairments were noted through December 31, 2016 and consequently, no impairment charge has been recorded during the year.

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

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSU with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end. The fair value of the PRSUs that are earned based on the achievement of pre-defined market conditions for total shareholder return, is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate.

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

We estimate the fair value of stock options issued under our equity incentive plans and shares issued to shareowners under our employee stock purchase plan, or ESPP, using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options and ESPP which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

Stock-based compensation expense was $26.9 million, $26.2 million, and $33.7 million for 2016, 2015, and 2014, respectively.  Stock-based compensation expense for 2016 and 2015 was relatively consistent. Stock-based compensation expense decreased $7.5 million in 2015 compared to 2014. This decrease in 2015 was primarily attributed to an increase in award forfeitures, including several sizeable awards held by key executives that left the Company during 2015.

As of December 31, 2016, there was approximately $18.5 million and $29.5 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 2.0 years and 2.6 years, respectively. In addition, as of December 31, 2016, there was $0.8 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2017. There was no unrecognized amortization expense for stock options as of December 31, 2016.

Accounting for Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Tax law and rate changes are reflected in income in the period such changes are enacted. We include interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our domestic and foreign deferred tax assets, with the primary exception of California, in the future. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods. But, due to the inclusion of foreign losses, lower state apportionment, and the generation of research credits in California, we concluded that it is not more likely than not that we will be able to utilize our California deferred tax assets. Therefore, we have maintained a full valuation allowance on our California deferred tax assets as of December 31, 2016.

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

Results of Operations

Revenue

	Year Ended December 31,			2015 to 2016		2014 to 2015
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Spinal Hardware	$674,057	$559,388	$522,683	$114,669	20%	$36,705	7%
Surgical Support	288,015	251,725	239,732	36,290	14%	11,993	5%
Total Revenue	$962,072	$811,113	$762,415	$150,959	19%	$48,698	6%

Our spinal hardware product line offerings include our implants and fixation products, and following the acquisition of Ellipse Technologies, include the MAGEC-EOS spinal bracing and lengthening system and the PRECICE limb lengthening system. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market and have limited the domestic spine market’s procedural growth rate. Accordingly, we believe that our growth in revenue in 2017 will come primarily from share gains in the shift toward less invasive spinal surgery, revenue from new products and services, and international growth.

Our total revenues increased $151.0 million in 2016 compared to 2015 and $48.7 million in 2015 compared to 2014, representing total revenue growth of 19% and 6%, respectively. To date, foreign currency fluctuations have not materially impacted our overall revenues as a percentage of growth year over year.

Revenue from our spinal hardware product line offerings increased $114.7 million, or 20%, in 2016 compared to 2015. Revenue associated with our 2016 acquisitions accounted for approximately 11% of the increase in spinal hardware revenue for the year ended December 31, 2016 as compared to 2015, which included a $4.8 million purchase order from an organization established by certain former stockholders of Ellipse Technologies. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion on the purchase order. Product volume for our spinal hardware business, excluding 2016 acquisitions, increased our revenue by approximately 11%, offset by unfavorable changes in price of approximately 2% for the year ended December 31, 2016 as compared to 2015. Foreign currency fluctuation from 2015 to 2016 did not have a material impact on spinal hardware revenue.

Revenue from our spinal hardware product line offerings increased $36.7 million, or 7%, in 2015 compared to 2014 as the result of increased product volume of approximately 11%, offset by unfavorable changes of approximately 2% in both price and foreign currency fluctuation, for the year ended December 31, 2015 as compared to 2014.

Revenue from our surgical support product line offerings increased $36.3 million, or 14%, in 2016 compared to 2015. Revenue associated with our 2016 acquisitions accounted for approximately 11% of the increase in surgical support revenue for the year ended December 31, 2016 as compared to 2015. Product and service volume for our surgical support business, excluding 2016 acquisitions, increased our revenue by approximately 4%, offset by unfavorable changes in price of approximately 1% compared to the same period in 2015. Foreign currency fluctuation from 2015 to 2016 did not have a material impact on surgical support revenue.

Revenue from our surgical support product line offerings increased $12.0 million, or 5%, in 2015 compared to 2014 as the result of increased product and service volume of approximately 7%, offset by unfavorable changes of approximately 1% in both price and foreign currency fluctuation, for the year ended December 31, 2015 as compared to 2014.

Cost of Goods Sold, excluding amortization of purchased technology

	Year Ended December 31,			2015 to 2016		2014 to 2015
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of Goods Sold	$240,093	$194,479	$182,358	$45,614	23%	$12,121	7%
% of total revenue	25%	24%	24%

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

Cost of goods sold increased $45.6 million, or 23%, during the year ended December 31, 2016 compared to 2015. Cost of goods sold for our business, excluding our 2016 acquisitions, increased as a result of the growth in volume, slightly offset with favorable shifts in purchase price, for an overall increase of approximately 13%. Inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies accounted for approximately 8% of the total increase compared to 2015. The cost of goods sold associated with the operations of our 2016 acquisitions accounted for approximately 14% of the total increase during the year ended December 31, 2016 compared to 2015. The overall increases in cost of goods sold were partially offset by decreases in other cost of goods sold expenses of approximately 11%, related to reductions in costs from the repeal of the Affordable Care Act’s medical device tax in 2016, expiring royalty obligations for certain product lines, and other non-recurring inventory related items including obsolescence of certain products in 2015 resulting from newer product launches.

Cost of goods sold increased $12.1 million, or 7%, during the year ended December 31, 2015 compared to 2014. The increase was primarily due to increased volume and obsolescence of existing products due to new product launches in 2015, partially offset by expiring royalty obligations for certain product lines and sales price decreases in 2015. Cost of goods sold as a percentage of revenue remained relatively consistent for the year ended December 31, 2015 compared to 2014 for the reasons described above.

On a long term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Year Ended December 31,			2015 to 2016		2014 to 2015
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Sales, marketing, and administrative	$533,624	$457,280	$456,700	$76,344	17%	$580	0%
% of total revenue	55%	56%	60%
Research and development	47,999	35,833	37,486	12,166	34%	(1,653)	4%
% of total revenue	5%	4%	5%
Amortization of intangibles	42,001	12,516	13,571	29,485	236%	(1,055)	8%
Impairment of intangible assets	—	—	10,708	—	*	(10,708)	*
Litigation liability	(43,310)	(41,826)	30,000	(1,484)	4%	(71,826)	239%
Business transition costs	18,138	13,748	13,448	4,390	32%	300	2%

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

Sales, marketing and administrative expenses increased by $76.3 million or 17% during the year ended December 31, 2016 compared to the same period in 2015, primarily related to a $49.2 million increase in shareowner compensation due to increased headcount and commissions to our direct sales representatives from increased sales. Other costs which increased as a function of the increase in revenue and international expansion, such as distributor commissions, freight, and travel, in the aggregate, accounted for approximately 3% of the increase compared to 2015. The sales, marketing and administrative expenses associated with our 2016 acquisitions, which is included in the results discussed herein, accounted for approximately 11% of the increase in sales, marketing and administrative expenses compared to 2015.

Sales, marketing and administrative expenses increased by $0.6 million during the year ended December 31, 2015 compared to the same period in 2014, primarily related to increases of $4.3 million in distributor commissions, which is a function of the increase in revenue and international expansion, $3.6 million increase in depreciation of loaned systems and instrument sets, $3.6 million increase in expenses for third party service providers, and an increase of $0.5 million in compensation expense. These increases were partially offset by a $2.1 million decrease in freight costs, a $4.0 million decrease in legal expenses mostly resulting from settled litigation in 2015, and a decrease of $5.3 million in other general operating expenses.

On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing and administrative expenses.

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

Research and development expense increased by $12.2 million or 34% in 2016 compared to 2015. The increase in spending is primarily due to product related expenses associated with NSO, as well as increased spending for our other technologies.

Research and development expense decreased by $1.7 million or 4% in 2015 compared to 2014. The decrease is primarily related to decreases in shareowner compensation and travel expenses, and reduction in expense related to prototypes for new product launches that occurred in 2015. These decreases were partially offset by increases in equipment expenses related to iGA software development projects and other research and development projects and grants.

Research and development costs as a percentage of revenue remained relatively consistent with the previous year. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased $29.5 million in 2016 compared to 2015 due to our 2016 acquisitions including Ellipse Technologies and BNN Holdings. Amortization expense decreased $1.1 million in 2015 compared to 2014, primarily due to certain intangible assets reaching the end of their useful lives. During the year ended December 31, 2016, we acquired $251.2 million in definite-lived intangible assets, and began amortizing the assets over their respective useful lives.

We expect future amortization of our current intangible assets as a percentage of revenue to be relatively consistent, excluding future acquisitions.

Impairment of Intangible Assets

During the year ended December 31, 2014 we recorded $10.7 million of impairment charges related to intangible assets acquired from Cervitech in 2009. The primary factor contributing to these impairment charges were the reduction in management's estimates of current and future revenue and the related cash flows due to updated views of the competitive and regulatory landscape in the cervical market.

Litigation Liability Gain (Loss)

During the year ended December 31, 2016, we settled our ongoing litigation with Medtronic. Under the terms of the settlement, we paid Medtronic $45.0 million, which resulted in a gain of $43.3 million as we eliminated our previous accrual of $88.3 million related to this matter. Litigation liability gain of $41.8 million for the year ended December 31, 2015 primarily related to the recognition of a $56.4 million gain stemming from a favorable appeal in the first phase of the Medtronic litigation, which revised the award for lost profits and convoyed sales, and a gain of $2.8 million in litigation accrual change related to the settlement of the NeuroVision trademark litigation reducing the accrual from $30.0 million to $27.2 million. The litigation liability gains were partially offset by litigation liability losses of $13.8 million in connection with a definitive settlement agreement we entered into with the U.S. Department of Justice, or DOJ, to settle the investigation brought by the Office of the Inspector General of the U.S. Department of Health and Human Services and $3.6 million in a general litigation matter. See Note 11 and Note 12 to the Consolidated Financial Statements included in this Annual Report for further discussion.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third party merger and acquisitions costs and other costs directly associated with such activities. During the year ended December 31, 2016, we incurred $18.1 million of such costs, which consisted primarily of acquisition and integration activities, and $7.3 million of fair value adjustments on contingent consideration liabilities associated with our 2016 acquisitions. During the year ended December 31, 2015, we incurred $13.7 million of business transition costs, which included $3.0 million in restructuring and impairment charges associated with the exit of our New Jersey location and termination of the respective lease, and a $3.4 million charge associated with the resignation of our former Chief Executive Officer and Chairman of the Board. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation. During the year ended December 31, 2014, we incurred $13.4 million of business transition costs, which included $6.4 million related to the restructuring and impairment charges associated with our exit of the New Jersey location and termination of the respective lease, and approximately $4.2 million in accelerated depreciation associated with abandoned leasehold improvements related to our consolidation of our San Diego headquarters.

Interest and Other Expense, Net

	Year Ended December 31,			2015 to 2016		2014 to 2015
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest income	$1,091	$1,589	$968	$(498)	31%	$621	64%
Interest expense	(40,520)	(29,078)	(27,911)	(11,442)	39%	(1,167)	4%
Loss on repurchases of convertible notes	(19,085)	—	—	(19,085)	*	*	*
Other (expense) income, net	(305)	425	(2,411)	(730)	172%	2,836	118%
Total interest and other expense, net	$(58,819)	$(27,064)	$(29,354)	$(31,755)	(117)%	$2,290	8%
% of total revenue	6%	3%	4%

Total interest expense increased by $11.4 million during the year ended December 31, 2016 compared to the same period in 2015 as a result of issuance of the 2021 Senior Convertible Notes in March 2016. Additionally, a loss of $19.1 million was recognized during the year ended December 31, 2016 related to the repurchase of a portion of the 2017 Senior Convertible Notes. Other (expense) income, net, includes foreign currency exchange and derivative instrument (losses) gains of $(0.3) million, net of foreign currency hedges during the year ended December 31, 2016 and $0.3 million during the year ended December 31, 2015. Our currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen. The total interest and other expense, net, for all years presented included marginal income earned on marketable securities.

Total interest and other expense, net, decreased by $2.3 million for the year ended December 31, 2015 compared to the same period in 2014. The interest expense increased by $1.2 million during the year ended December 31, 2015, compared to 2014 for the same period due to amortization of the debt discount. Other (expense) income, net increased $2.8 million during the year ended December 31, 2015 compared to 2014 due to the losses on foreign currency rate changes in 2014 of $2.6 million, net of hedges, compared to a gain on foreign currency rate changes, net of hedges, of $0.3 million in 2015.

Income Tax Expense

	Year Ended December 31,			2015 to 2016		2014 to 2015
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income tax expense	$29,282	$46,729	$6,286	$(17,447)	37%	$40,443	643%
Effective income tax rate	45%	42%	(56)%

The provision for income taxes as a percentage of pre-tax income from continuing operations was 45% for the year ended December 31, 2016 compared with 42% for the year ended December 31, 2015. The effective tax rate for 2016 is higher than 2015 primarily due to current year increases in non-deductible acquisition related costs, offset by current year share-based compensation windfall tax benefits and the non-recurrence of prior year reserve and valuation allowance releases.

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

Liquidity, Cash Flows and Capital Resources

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in the U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict ability to access the capital markets.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At December 31, 2016, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $26.4 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of December 31, 2016, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $23.3 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

During the year ended December 31, 2016, we entered into a settlement and patent license agreement with Medtronic to settle ongoing litigation. Under the terms of the settlement, we paid Medtronic $45.0 million, which resulted in a gain of $43.3 million as we eliminated our previous accrual of $88.3 million related to this matter. See Note 11 to the Consolidated Financial Statements included in this Annual Report for further discussion.

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

We are involved in a number of legal actions and investigations arising out of the normal course of our business as discussed in Note 11 of the Consolidated Financial Statements included in this Annual Report. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Annual Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Consolidated Financial Statements included in this Annual Report. It is reasonably possible, however, that an unfavorable outcome that exceeds our current accrual estimate, if any, for one or more of the matters described in our Consolidated Financial Statements included in this Annual Report could have a material adverse effect on our liquidity and access to capital resources.  Additionally, it is possible that as part of the ongoing legal appeals process, regardless of our assessment of the probability of a loss, we could be required to set aside funds in an escrow or purchase a performance bond. These requirements to escrow funding could have an adverse impact on our ability to access our current liquidity or impact our access to additional capital resources.

We currently have $63.3 million in principal outstanding of senior convertible notes that will mature on July 1, 2017. Holders of the notes may elect to convert at any time beginning January 1, 2017. It is our intent to settle all conversions through combination settlement, whereby we would repay the principal amount in cash and the excess conversion value in shares of common stock. During 2016, we repurchased approximately $339.1 million in principal of these notes for $441.5 million, including accrued interest. Additionally, a minimal amount of holders of the 2017 Notes had elected to convert their notes in 2016 for which we settled through combination settlement. Refer to the below section subtitled “2.75% Senior Convertible Notes due 2017” for further details.

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition we recorded a purchase accounting fair value estimate of $33.8 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. We anticipate these milestones will become payable at varying times between 2017 and 2020. We expect the imaging software and technology platform to be incorporated into our MAS platform to form a foundational element in our imaging, navigation and automation platform development strategy.

On July 1, 2016, we completed our acquisition of BNN Holdings for an upfront payment of $98.0 million, which was funded through cash and investments on hand. In connection with the closing, we used approximately $92.5 million (net of cash acquired and amounts retained for acquired provisional obligations) of our available cash and investments on hand to pay the upfront payment to security holders of BNN Holdings, as well as related transaction fees and expenses.

On February 11, 2016, we acquired Ellipse Technologies for an upfront payment of $380.0 million (including holdbacks for retained employment of Ellipse Technologies leadership that is to be expensed and is not considered part of the final purchase price) and a potential milestone payment of $30.0 million payable in 2017 related to the achievement of specific revenue targets. In connection with the closing, we used approximately $380.1 million (net of cash acquired) of our available cash and investments on hand to pay the upfront payment to security holders of Ellipse Technologies, as well as related transaction fees and expenses. The revenue-based milestone was achieved as of December 31, 2016, and we expect to pay the $30.0 million milestone payment by April 2017. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion on the milestone payment.

In furtherance of our initiative to increase the amount of products that we self-manufacture, in 2015, we added an approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio; and throughout 2016, we have worked to build out and equip the new facility and initial production is underway.

Cash, cash equivalents and marketable securities were $153.6 million and $470.1 million at December 31, 2016 and December 31, 2015, respectively. We believe that our existing cash and cash equivalents and available liquidity will be sufficient to meet our anticipated cash needs for the next 12 months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we have the ability to fund these from our existing line of credit if necessary. The change in liquidity during the year ended December 31, 2016 of $316.5 million was mainly driven by the funding of our acquisition of Ellipse Technologies of approximately $380.1 million (net of cash acquired), $441.5 million repurchase of a portion of our outstanding 2017 Notes, $92.5 million (net of cash acquired and amounts retained for acquired provisional obligations) for the acquisition of BNN Holdings, $66.3 million net for the call spread on the sale and purchase of warrants and bond hedge in connection with our issuance of Senior Convertible Notes due 2021, which we refer to as the 2021 Notes, $24.7 million cash tax payments on behalf of shareowners with net share settlement, and ordinary seasonal payments such as annual bonuses, offset by inflows of $634.1 million in net proceeds from the issuance of the 2021 Notes and cash flow from operations. At December 31, 2016, we have cash totaling $7.4 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,			2015 to 2016		2014 to 2015
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Cash provided by operating activities	$156,295	$88,727	$115,548	$67,568	76%	$(26,821)	23%
Cash used in investing activities	(304,885)	(7,514)	(104,825)	(297,371)	3,958%	97,311	93%
Cash (used in) provided by financing activities	110,823	(30,344)	30,277	141,167	465%	(60,621)	200%
Effect of exchange rate changes on cash	(929)	(917)	(1,438)	(12)	1%	521	36%
Increase (decrease) in cash and cash equivalents	$(38,696)	$49,952	$39,562	$(88,648)	177%	$10,390	26%

Cash flows from operating activities

Cash provided by operating activities was $156.3 million for the year ended December 31, 2016, compared to $88.7 million for the same period in 2015. The $67.6 million increase in cash provided by operating activities was primarily due to income tax payments in the prior year shifting to income tax refunds in the current year.

Cash provided by operating activities was $88.7 million in 2015, compared to $115.5 million in 2014. The decrease of $26.8 million in cash provided by operating activities was primarily due to increases in cash income tax obligations and the payment of litigation settlements, partially offset by cash generated from operations and accrual adjustments.

Cash flows used in investing activities

Cash used in investing activities was $304.9 million for the year ended December 31, 2016, compared to $7.5 million used for the same period in 2015. The $297.4 million increase in cash used in investing activities was primarily due to the $380.1 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies, the $92.5 million cash payment (net of cash acquired and amounts retained for acquired provisional obligations) for the acquisition of BNN Holdings, and $22.0 million used in other acquisition related investments including purchases of intangible assets. The funding of these acquisitions and investments was partially offset by a net increase of $176.5 million cash received related to activities within investment portfolios over the periods presented.

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

For 2017, we expect capital expenditures to support expansions of our business globally to be in the range of $95.0 million to $105.0 million which is expected to be sourced by the cash generated from operations and the credit facility, as described below in section “Revolving Senior Credit Facility”.

Cash flows from financing activities

Cash provided by financing activities was $110.8 million for the year ended December 31, 2016, compared to $30.3 million cash used for the same period in 2015. The $141.2 million increase in cash provided by financing activities was primarily due to the net proceeds from the issuance of the 2021 Notes of $634.1 million, offset by the use of $66.3 million net for the call spread on the sale and purchase of warrants and bond hedge in connection with the 2021 Notes issuance. Additionally, we used approximately $441.5 million in 2016 to repurchase a portion of the outstanding 2017 Notes, including accrued interest.

Our equity incentive plans allow for “net share settlement” of certain equity awards whereby, in lieu of (i) making cash payments in satisfaction of the exercise price owed respective to non-qualified stock option awards, or (ii) open market selling award shares to generate cash proceeds for use in satisfaction of statutory tax obligations respective to an award’s settlement or exercise, we offset the award shares being settled in a respective transaction by the number of shares of our common stock with a value equal to the respective obligation, and, in the case of taxes, making a cash payment to the respective taxing authority on behalf of the shareowner using our cash on hand. The net share settlement is accounted for with the cost of any award shares that are net settled being included in treasury stock and reported as a reduction in total equity at the time of settlement.

During 2017, we approximate at least $15.0 million of such cash tax payments will be made, however the actual remittance can be largely different depending on our share price at the date of RSU or PRSU release or option exercises or actual volume of such activities. We anticipate using cash generated from operating activities and the credit facility to fund all such payments.

Cash provided by financing activities was $30.3 million in 2015, compared to cash used in financing activities of $30.3 million in 2014. The $60.6 million increase in cash used in financing activities is primarily due to purchases of treasury shares of $56.9 million in 2015 for employee minimum tax withholding payments, and decrease in cash proceeds received in the exercise of employee stock options.

Senior Convertible Notes

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). We may not redeem the 2021 Notes prior to March 20, 2019. We may redeem the 2021 Notes, at our option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing any of our other securities. We are unaware of any current events or market conditions that would allow holders to convert the 2021 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price.

In connection with the offering of the 2021 Notes, we entered into the 2021 Hedge with the 2021 Counterparties, entitling us to purchase up to 10,865,270 shares of our own common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2021 Hedge. Our assumed exercise of the 2021 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

In addition, we sold the 2021 Warrants to the 2021 Counterparties to acquire up to 10,865,270 common shares of our stock. The 2021 Warrants will expire on various dates from June 2021 through December 2021 and may be settled in cash or net shares. It is our current intent and policy to settle all conversions in shares of our common stock. We received $44.9 million in cash proceeds from the sale of the 2021 Warrants. The 2021 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2021 Warrants, which is $80.00 per share.

2.75% Senior Convertible Notes due 2017

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes, which we refer to as the 2017 Notes, with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time. Prior to January 1, 2017, holders may convert their 2017 Notes only under the conditions as described in Note 6 to the Consolidated Financial Statements included in this Annual Report, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year. At December 31, 2016, holders of the 2017 Notes were in a convertible position, as the reported sale price of the our common stock for 20 days out of the last 30 consecutive trading days ending with December 31, 2016 exceeded 130% of the $42.13 per share conversion price on each applicable trading day. At December 31, 2016, a minimal amount of holders of the 2017 Notes had elected to convert their notes. We settled such conversions through the combination settlement described above. The 2017 Notes are recorded as current liabilities on the December 31, 2016 Consolidated Balance Sheet.

In connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, which we refer to as the 2017 Hedge, with the initial purchasers and/or their affiliates, which we refer to as the 2017 Counterparties, entitling us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge expires on July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2017 Hedge. Our assumed exercise of the 2017 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

In addition, we sold warrants, which we refer to as the 2017 Warrants, to the 2017 Counterparties to acquire up to 477,654 shares of our Series A Participating Preferred Stock, at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is initially convertible into 20 shares of our common stock. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares.  It is our current intent and policy to settle all conversions in shares of our common stock, should the conversion occur. We received $47.9 million in cash proceeds from the sale of the 2017 Warrants. The 2017 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year-to-date period) exceeds the strike price of the 2017 Warrants, which is $49.43 per share.

In March 2016, we used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million in principal amount outstanding of the $402.5 million 2017 Notes.

In the fourth quarter of 2016, we used approximately $96.3 million of cash on hand to repurchase an additional $62.3 million in principal amount outstanding of the 2017 Notes. As of December 31, 2016, we had $63.3 million principal amount of 2017 Notes outstanding.

Revolving Senior Credit Facility

In February 2016, we entered into a credit agreement, which we refer to as the Credit Agreement, for a revolving senior credit facility, which we refer to as the Facility, that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the Facility provided we remain in compliance with the underlying financial covenants. The Facility matures on February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All of our assets and assets of our material domestic subsidiaries and certain material international subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the terms set forth in the Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of our material domestic and international subsidiaries guarantees the Facility. At December 31, 2016 we did not carry any outstanding revolving loan under the Facility.

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

The Credit Agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain ratios of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense, and to consolidated debt, respectively, as defined in the Credit Agreement, at varying scales throughout the life of the Credit Agreement. The Facility grants the lenders preferred first priority liens and security interests in our capital stock, intercompany debt and all of our present and future property and assets, including each guarantor. We are currently in compliance with the Credit Agreement covenants.

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our 2017 Notes, 2021 Notes, operating leases and other contractual obligations.

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2016 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Convertible Notes (1)	$779,130	$77,942	$43,875	$657,313	$—
Operating leases	57,875	12,275	27,107	13,872	4,621
Capital leases	1,649	631	1,018	—	—
Achieved milestones in connection with acquisitions	30,000	30,000	—	—	—
Other long-term liabilities	3,530	—	3,530	—	—
Total	$872,184	$120,848	$75,530	$671,185	$4,621

(1)

Convertible Notes includes the expected coupon interest payments on the outstanding debt. See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the convertible notes.

Total contractual obligations and commitments listed in the table above excludes the following liabilities:

•

Potential contingent consideration payments pursuant to certain merger, purchase, and product development agreements, other than the milestone payment under the merger agreement for the acquisition of Ellipse Technologies. See Notes 4 and 7 to the Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations and product development agreements, respectively.

•

Potential performance based long-term cash incentive awards granted to certain executive officers. These awards are contingent upon future Company performance and totaled $5.3 million in the Consolidated Balance Sheet as of December 31, 2016.

•

Amounts related to uncertain tax benefits were excluded because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. Such liabilities are included in the Consolidated Balance Sheet as of December 31, 2016, and considered immaterial to the overall financial statements. See Note 9 to the Consolidated Financial Statements included in this Annual Report for further discussion of our provision for income taxes.

•

Certain amounts related to tax liabilities in foreign jurisdictions were excluded because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. Such liabilities totaling $6.5 million, including interest and penalties, are included in the Consolidated Balance Sheet as of December 31, 2016.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet activities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Risk

Our exposure to interest rate risk at December 31, 2016 is related to our investment portfolio which consists largely of cash equivalents in the form of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2016, we do not hold any material asset-backed investment securities and in 2016, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2016, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2016, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Market Price Sensitive Instruments

In order to reduce the potential equity dilution, we entered into the 2017 Hedge and 2021 Hedge in connection with the issuance of the 2017 Notes and 2021 Notes, respectively, entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2017 Hedge and 2021 Hedge are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2017 Hedge and 2021 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion.

Foreign Currency Exchange Risk

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the pound sterling the euro, the Australian dollar and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations in Puerto Rico, Brazil, Argentina and Venezuela that have financial instability or currency controls. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the Consolidated Statement of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $15.1 million as of December 31, 2016, which was settled in January 2017. During the year ended December 31, 2016, a gain of $0.7 million was recognized in other income due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was immaterial on our Consolidated Balance Sheet as of December 31, 2016. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.  The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2016. Based on such evaluation, our management has concluded as of December 31, 2016, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted the new framework during 2014. Management has concluded that the Company’s internal control over financial reporting, excluding our acquisition of BNN Holdings, was effective as of December 31, 2016, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NuVasive, Inc.

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NuVasive, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NuVasive, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 of NuVasive, Inc. and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 9, 2017

Item 9B.Other Information

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its 2017 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

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
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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
2.1†

Agreement and Plan of Merger, dated January 4, 2016, by and among the Company, Magneto Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, Ellipse Technologies, Inc., and Fortis Advisors LLC, a Delaware limited liability corporation, in its capacity as the equity holders’ representative  (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

2.2

Agreement and Plan of Merger, dated June 6, 2016, by and among the Company, Bionic Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, BNN Holdings Corp., and GPP I-BNN, LLC, a Delaware limited liability corporation, in its capacity as the security holders’ agent to BNN Holdings Corp. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 5, 2016)

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
4.5

Indenture, dated March 16, 2016, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

4.6	Form of 2.25% Convertible Senior Note due 2021 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)
10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)
10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.3#

Form of Stock Option Award Notice under the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 filed with the Commission on April 8, 2004)

Exhibit Number	Description
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
10.9#

Form of Performance Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.10#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.11#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.12#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 11, 2016 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 11, 2016)

10.13#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 11, 2016 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 11, 2016)

10.14#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 11, 2016 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 11, 2016)

10.15#	Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan
10.16#	Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan
10.17#	Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan
10.18#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.19#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)
10.20#

Form of Indemnification Agreement between the Company and its directors and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.21#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.22#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

Exhibit Number	Description
10.23#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.24#	Letter Agreement dated May 22, 2015 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)
10.25#	Letter Agreement dated September 11, 2016 between the Company and Patrick S. Miles (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)
10.26#

Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

10.27#

Notice of Grant of “Inducement” Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

10.28#

Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Patrick S. Miles on September 11, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)

10.29#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.30

Lease Agreement for Sorrento Summit dated November 6, 2007 between the Company and HCPI/Sorrento, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)

10.31

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

10.37

Confirmation for base warrant transaction dated June 22, 2011 between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.38

Confirmation for additional warrant transaction dated June 24, 2011 between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.39

Credit Agreement, dated February 8, 2016, by and among the Company, as the Borrower, Certain Subsidiaries of the Company, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.40

Security and Pledge Agreement, dated February 8, 2016, by and among the Company, as the Borrower, and Certain Subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.41

Amendment No. 1 to Credit Agreement, dated March 9, 2016, by and among the Company, as the Borrower, the Other Loan Parties, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 9, 2016)

Exhibit Number	Description
10.42

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.43

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.44

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.45

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.46

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.47

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.48

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.49

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.50

Preferred Stock Purchase Agreement dated January 13, 2009 among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.51†

Option Purchase Agreement dated January 13, 2009 among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.52†

Exclusive Distribution Agreement dated January 13, 2009 between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.53†

Settlement and License Agreement dated April 25, 2013 among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 30, 2013)

10.54†

Settlement and Patent License Agreement dated July 13, 2016 between the Company and Medtronic plc together with its wholly owned subsidiaries Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)

21.1	List of subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350

Exhibit Number	Description
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Calculation Linkbase Document
101	XBRL Taxonomy Label Linkbase Document
101	XBRL Taxonomy Presentation Linkbase Document
101	XBRL Taxonomy Definition Linkbase Document
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

NUVASIVE, INC.
Date: February 9, 2017
By: /s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: February 9, 2017
By: /s/ Quentin S. Blackford
Quentin S. Blackford
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: February 9, 2017
By: /s/ Jereme M. Sylvain
Jereme M. Sylvain
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)

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

Signature	Title	Date
/s/ Gregory T. Lucier	Chairman and Chief Executive Officer	February 9, 2017
Gregory T. Lucier	(Principal Executive Officer)

/s/ Quentin S. Blackford	Executive Vice President and Chief Financial Officer	February 9, 2017
Quentin S. Blackford	(Principal Financial Officer)

/s/ Jereme M. Sylvain	Vice President, Corporate Controller and Chief Accounting Officer	February 9, 2017
Jereme M. Sylvain	(Principal Accounting Officer)

/s/ Robert F. Friel	Director	February 9, 2017
Robert F. Friel

/s/ Vickie L. Capps	Director	February 9, 2017
Vickie L. Capps

/s/ Peter C. Farrell, Ph.D, AM	Director	February 9, 2017
Peter C. Farrell, Ph.D, AM

/s/ Lesley H. Howe	Director	February 9, 2017
Lesley H. Howe

/s/ Leslie V. Norwalk, Esq.	Director	February 9, 2017
Leslie V. Norwalk, Esq.

/s/ Daniel J. Wolterman	Director	February 9, 2017
Daniel J. Wolterman

/s/ Donald J. Rosenberg	Director	February 9, 2017
Donald J. Rosenberg

/s/ Patrick S. Miles	Director	February 9, 2017
Patrick S. Miles

/s/ Michael D. O'Halleran	Director	February 9, 2017
Michael D. O'Halleran

NUVASIVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NuVasive, Inc.

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuVasive, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for employee share based payments as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment,” effective January 1, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuVasive, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 9, 2017

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and shares)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$153,643	$192,339
Short-term marketable securities	—	165,423
Accounts receivable, net of allowances of $8,912 and $5,320, respectively	171,595	127,595
Inventory, net	208,249	168,140
Prepaid income taxes	31,926	40,540
Prepaid expenses and other current assets	10,030	8,790
Total current assets	575,443	702,827
Property and equipment, net	181,524	141,441
Long-term marketable securities	—	112,332
Intangible assets, net	291,143	85,076
Goodwill	485,685	154,281
Deferred tax assets	5,810	83,691
Restricted cash and investments	7,405	5,615
Other assets	23,794	17,404
Total assets	$1,570,804	$1,302,667
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$77,585	$60,986
Contingent consideration liabilities	49,742	—
Accrued payroll and related expenses	51,000	37,640
Income tax liabilities	2,469	990
Short-term senior convertible notes	61,701	—
Total current liabilities	242,497	99,616
Long-term senior convertible notes	564,412	372,920
Deferred and income tax liabilities, non-current	18,607	8,602
Non-current litigation liabilities	—	88,261
Other long-term liabilities	44,764	14,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2016 and December 31, 2015, 55,184,660 and 52,616,471 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	55	53
Additional paid-in capital	1,010,238	989,387
Accumulated other comprehensive loss	(10,631)	(12,112)
Accumulated deficit	(66,859)	(104,006)
Treasury stock at cost; 4,758,828 shares and 3,316,794 shares at December 31, 2016 and December 31, 2015, respectively	(237,867)	(161,788)
Total NuVasive, Inc. stockholders’ equity	694,936	711,534
Non-controlling interests	5,588	7,309
Total equity	700,524	718,843
Total liabilities and equity	$1,570,804	$1,302,667

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$962,072	$811,113	$762,415
Cost of goods sold (excluding below amortization of intangible assets)	240,093	194,479	182,358
Gross profit	721,979	616,634	580,057
Operating expenses:
Sales, marketing and administrative	533,624	457,280	456,700
Research and development	47,999	35,833	37,486
Amortization of intangible assets	42,001	12,516	13,571
Impairment of intangible assets	—	—	10,708
Litigation liability (gain) loss	(43,310)	(41,826)	30,000
Business transition costs	18,138	13,748	13,448
Total operating expenses	598,452	477,551	561,913
Interest and other expense, net:
Interest income	1,091	1,589	968
Interest expense	(40,520)	(29,078)	(27,911)
Loss on repurchases of convertible notes	(19,085)	—	—
Other (expense) income, net	(305)	425	(2,411)
Total interest and other expense, net	(58,819)	(27,064)	(29,354)
Income (loss) before income taxes	64,708	112,019	(11,210)
Income tax expense	(29,282)	(46,729)	(6,286)
Consolidated net income (loss)	$35,426	$65,290	$(17,496)
Add back net loss attributable to non-controlling interests	$(1,721)	$(1,001)	$(776)
Net income (loss) attributable to NuVasive, Inc.	$37,147	$66,291	$(16,720)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.74	$1.36	$(0.36)
Diluted	$0.69	$1.26	$(0.36)
Weighted average shares outstanding:
Basic	50,077	48,687	46,715
Diluted	54,102	52,424	46,715

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Consolidated net income (loss)	$35,426	$65,290	$(17,496)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	330	(344)	(161)
Translation adjustments, net of tax	1,151	(2,098)	(6,271)
Other comprehensive income (loss):	1,481	(2,442)	(6,432)
Total consolidated comprehensive income (loss)	36,907	62,848	(23,928)
Net loss attributable to non-controlling interests	1,721	1,001	776
Comprehensive income (loss) attributable to NuVasive, Inc.	$38,628	$63,849	$(23,152)

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2013	44,943	$45	$769,203	$(3,238)	$(170,218)	—	$—	$595,792	$9,086	$604,878
Issuance of common stock under employee and director stock option and purchase plans	2,660	3	30,106	—	—	(233)	(10,537)	19,572	—	19,572
Stock-based compensation expense	—	—	33,687	—	—	—	—	33,687	—	33,687
Tax benefits related to stock-based compensation awards	—	—	10,988	—	—	—	—	10,988	—	10,988
Issuance of common stock in connection with royalty milestone achievement	88	—	3,161	—	—	—	—	3,161	-	3,161
Net loss attributable to NuVasive, Inc.	—	—	—	—	(16,720)	—	—	(16,720)	—	(16,720)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(776)	(776)
Other comprehensive loss	—	—	—	(6,432)	—	—	—	(6,432)	—	(6,432)
Balance at December 31, 2014	47,691	$48	$847,145	$(9,670)	$(186,938)	(233)	$(10,537)	$640,048	$8,310	$648,358
Issuance of common stock under employee and director stock option and purchase plans	4,925	5	106,434	—	—	(3,083)	(151,251)	(44,812)	—	(44,812)
Stock-based compensation expense	—	—	25,364	—	—	—	—	25,364	—	25,364
Tax benefits related to stock-based compensation awards	—	—	10,444	—	—	—	—	10,444	—	10,444
Net income attributable to NuVasive, Inc.	—	—	—	—	66,291	—	—	66,291	—	66,291
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,001)	(1,001)
Other comprehensive loss	—	—	—	(2,442)	—	—	—	(2,442)	—	(2,442)
Balance at December 31, 2015	52,616	$53	$989,387	$(12,112)	$(120,647)	(3,316)	$(161,788)	$694,893	$7,309	$702,202
Adjustment for modified retrospective adoption of accounting standard	—	—	—	—	16,641	—	—	16,641	—	16,641
Balance at December 31, 2015, as adjusted	52,616	$53	$989,387	$(12,112)	$(104,006)	(3,316)	$(161,788)	$711,534	$7,309	$718,843
Issuance of common stock under employee and director stock option and purchase plans	2,480	2	60,720	—	—	(1,443)	(76,079)	(15,357)	—	(15,357)
Stock-based compensation expense	—	—	24,981	—	—	—	—	24,981	—	24,981
Tax benefits related to convertible note repurchase	—	—	13,374	—	—	—	—	13,374	—	13,374
Issuance of common stock in connection with royalty milestone achievement	88	—	5,761	—	—	—	—	5,761	—	5,761
Issuance of common stock through conversion of notes payable	1	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	44,850	—	—	—	—	44,850	—	44,850
Convertible note hedge	—	—	(111,150)	—	—	—	—	(111,150)	—	(111,150)
Equity component of convertible note issuance	—	—	84,784	—	—	—	—	84,784	—	84,784
Equity component of convertible note repurchase	—	—	(100,524)	—	—	—	—	(100,524)	—	(100,524)
Debt issuance costs attributable to convertible feature	—	—	(1,931)	—	—	—	—	(1,931)	—	(1,931)
Securities registration fees	—	—	(14)	—	—	—	—	(14)	—	(14)
Net income attributable to NuVasive, Inc.	—	—	—	—	37,147	—	—	37,147	—	37,147
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,721)	(1,721)
Other comprehensive income	—	—	—	1,481	—	—	—	1,481	—	1,481
Balance at December 31, 2016	55,185	$55	$1,010,238	$(10,631)	$(66,859)	(4,759)	$(237,867)	$694,936	$5,588	$700,524

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Consolidated net income (loss)	$35,426	$65,290	$(17,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102,713	65,915	65,837
Deferred income tax expense (benefit)	26,265	34,757	(23,231)
Loss on repurchases of convertible notes	19,085	—	—
Amortization of non-cash interest	22,721	17,851	16,490
Stock-based compensation	26,924	26,203	33,687
Impairment of intangible assets	—	—	10,708
Reserves on current assets	11,408	9,454	1,856
Other non-cash adjustments	16,928	17,581	13,191
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33,250)	(9,463)	(18,465)
Inventory	(22,636)	(25,984)	(21,343)
Prepaid expenses and other current assets	(5,665)	1,239	(5,183)
Accounts payable and accrued liabilities	11,854	7,742	5,855
Accrued royalties	471	(46,092)	12,410
Accrued payroll and related expenses	8,849	(192)	7,179
Litigation liability	(88,450)	(36,270)	30,000
Income taxes	23,652	(39,304)	4,053
Net cash provided by operating activities	156,295	88,727	115,548
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	(380,080)	—	—
Other acquisitions and investments	(108,591)	(1,357)	(500)
Purchases of intangible assets	(5,918)	(32,020)	—
Proceeds from sales of property and equipment	—	40	241
Purchases of property and equipment	(88,372)	(75,772)	(58,424)
Purchases of marketable securities	(128,956)	(427,945)	(217,158)
Proceeds from sales of marketable securities	407,032	411,471	174,816
Proceeds from sales of restricted investments	—	180,694	—
Purchases of restricted investments	—	(62,625)	(3,800)
Net cash used in investing activities	(304,885)	(7,514)	(104,825)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	—	15,185	11,896
Proceeds from the issuance of common stock	9,492	12,106	23,354
Payment of contingent consideration	(422)	(514)	(498)
Purchase of treasury stock	(24,734)	(56,929)	(3,782)
Proceeds from issuance of convertible debt, net of issuance costs	634,140	—	—
Proceeds from sale of warrants	44,850	—	—
Purchase of convertible note hedge	(111,150)	—	—
Repurchases of convertible notes	(439,519)	—	—
Proceeds from revolving line of credit	50,000	—	—
Repayments on revolving line of credit	(50,000)	—	—
Other financing activities	(1,834)	(192)	(693)
Net cash provided by (used in) financing activities	110,823	(30,344)	30,277
Effect of exchange rate changes on cash	(929)	(917)	(1,438)
(Decrease) increase in cash and cash equivalents	(38,696)	49,952	39,562
Cash and cash equivalents at beginning of year	192,339	142,387	102,825
Cash and cash equivalents at end of year	$153,643	$192,339	$142,387
Supplemental disclosure of non-cash transactions:
Intangible asset purchase	$—	$—	$27,389
Issuance of common stock in connection with royalty milestone achievement	$5,761	$—	$3,161
Supplemental cash flow information:
Interest paid	$13,249	$11,069	$11,069
Income taxes (refunded) paid	$(20,499)	$36,303	$13,640

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes the Company’s proprietary software-driven nerve detection and avoidance systems and Intraoperative Monitoring (“IOM”) services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. In May 2015, the Company launched Integrated Global Alignment (“iGA”); in which products and computer assisted technology under the MAS platform help achieve more precise spinal alignment. The individual components of the MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

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

On February 11, 2016, the Company acquired Ellipse Technologies, Inc. (“Ellipse Technologies”), which operates as a wholly owned subsidiary under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”).  NSO designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. The technology platform provides the basis of NSO’s core product offerings, including MAGEC-EOS, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis, as well as the PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

In July 2016, the Company acquired BNN Holdings Corp., which through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork, a patient-centric healthcare organization that provides intraoperative neurophysiological monitoring services to surgeons and healthcare facilities across the U.S. The Company combined the service offerings of Biotronic NeuroNetwork with its Impulse Monitoring, Inc. business under the newly created division NuVasive Clinical Services (“NCS”).

In September 2016, the Company acquired the LessRay software technology suite, which is designed to be integrated into current surgeon workflow and utilizes an algorithm to drive image registration and help surgeons and hospital staff manage radiation exposure using low-dose image quality enhancement. This technology is expected to become an integral component of the IOM service and MAS platform although, sales related to this technology are currently immaterial to the Company’s results of operations.

The Company intends to continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of its MAS techniques and additional applications of the MAGEC technology. Such applications include tumor, trauma, and deformity, as well as increased fixation options, sagittal alignment products, imaging and navigation. The Company also expects to continue expanding its other product and services offerings as it executes on its strategy to offer customers an end-to-end, integrated procedural solution for spine surgery.

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

The Company has reclassified historically presented product line revenue to conform to the current period presentation. The Company has also reclassified certain operating expenses into business transition costs. Both reclassifications have no impact on previously reported results of operations or financial position. Refer to “Recently Adopted Accounting Standards” below for information regarding historical financial information adjusted for a change in accounting policy.

Use of Estimates

To prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company performed a preliminary assessment of the impact of ASU 2014-09 on the Consolidated Financial Statements, and considered all items outlined in the standard. In assessing the impact, the Company has outlined all revenue generating activities, mapped those activities to deliverables and traced those deliverables to the standard. The Company is now assessing what impact the change in standard will have on those deliverables. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company will adopt the new standard beginning January 2018.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to adopt the new guidance early.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company is considering early adoption of ASU 2016-16 in the first quarter 2017, which would result in a modified retrospective adjustment increasing accumulated deficit and decreasing prepaid income taxes by approximately $11.6 million at the time of adoption.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company does not believe the effects of the adoption will have a material effect on its Consolidated Financial Statements and is assessing whether to adopt the new guidance early.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements, and is in the process of determining whether to adopt the new guidance early.

Recently Adopted Accounting Standards

In April 2014, the FASB issued Accounting Standards Update No. 2015-03 amended requirements that require debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, effective for the Company beginning January 1, 2016 applied retroactively for all Consolidated Balance Sheets presented. The Company applied the amended presentation requirements in the first quarter 2016, which does not have a material impact on its financial statements. This change resulted in a reclassification of debt issuance costs from other assets to senior convertible notes on the Consolidated Balance Sheets presented. See Note 6 to the Consolidated Financial Statements included in this Annual Report for revised presentation.

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

Revenue Recognition

 In accordance with the Securities and Exchange Commission’s guidance, the Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants, biologics and disposables is generally recognized upon acknowledgment of a purchase order from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accept title. Revenue from monitoring services is recognized in the period the service is performed for the amount of payment expected to be received. Revenue from the sale of instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

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

Inventory

Inventory consists primarily of purchased finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by utilizing a standard cost method which approximates the weighted average cost. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

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

Goodwill and IPR&D are not amortized; however, they are assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstance warrant such a review. The goodwill or IPR&D are considered to be impaired if the Company determines that the carrying value of the reporting unit or IPR&D exceeds its respective fair value.

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a qualitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include revenue growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The revenue and margin growth is based on increased sales of new and existing products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for Company products to be commercialized. The Company’s market capitalization is also considered as a part of its analysis.

The Company’s annual evaluation for impairment of goodwill consists of two reporting units; the Progentix reporting unit and the remainder of the Company (the “primary reporting unit”). In accordance with the Company’s policy, the most recent annual evaluation for impairment using the discounted cash flow valuation methodology based on discounted cash flows as of October 1, 2016 was completed, and it was determined that no impairment existed and that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. In addition, no indicators of impairments were noted through December 31, 2016 and consequently, no impairment charge has been recorded during the year.

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

Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2014, the Company recorded an impairment charge of $10.7 million related to the developed technology acquired from Cervitech in 2009. The primary factors contributing to this impairment charge were the reduction in the Company revenue estimate and related decrease to estimated cash flows for the technology.

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

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting.

See Note 9 to the Consolidated Financial Statements included in this Annual Report for further discussion on income taxes.

Loss Contingencies

An estimated loss contingency is accrued and disclosed in the Company’s financial statements if it is probable or disclosed if it is reasonably possible that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it has adequately accrued an amount for contingent liabilities currently in existence. The Company does not accrue amounts for liabilities that it does not believe are probable and only discloses those matters it considers material to its overall financial position. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

The Company is involved in a number of legal actions arising in the normal course of business. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

See Note 11 to the Consolidated Financial Statements included in this Annual Report for further discussion on legal proceedings.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $10.6 million, $11.6 million, and $9.5 million at December 31, 2016, 2015, and 2014, respectively.

Research and Development

Research and development costs are expensed as incurred. To the extent the Company purchases research and development assets with a future alternative use the Company will capitalize and amortize the assets over its useful life.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $24.5 million, $21.6 million, and $23.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.   The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third party merger and acquisitions costs and other costs directly associated with such activities. During the year ended December 31, 2016, the Company incurred $18.1 million of such costs, which consisted primarily of acquisition and integration activities, and $7.3 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2016 acquisitions. During the year ended December 31, 2015, the Company incurred $13.7 million of business transition costs, which included $3.0 million in restructuring and impairment charges associated with the exit of its New Jersey location and termination of the respective lease, and a $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation. During the year ended December 31, 2014, the Company incurred $13.4 million of business transition costs, which included $6.4 million related to the restructuring and impairment charges associated with the exit of its New Jersey location and termination of the respective lease, and approximately $4.2 million in accelerated depreciation associated with abandoned leasehold improvements related to the consolidation of the Company’s San Diego headquarters.

As of December 31, 2016, the total recorded liability associated with the early lease termination for the Company’s New Jersey location was $2.4 million compared to $4.1 million at December 31, 2015. The liability consists of future rental payments through 2017. The current portion of the liability is recorded within accounts payable and accrued liabilities and the long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets for the periods presented.

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

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSU with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end. The fair value of the PRSUs that are earned based on the achievement of pre-defined market conditions for total shareholder return is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate.

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

The Company estimates the fair value of stock options issued under its equity incentive plans and shares issued to shareowners under its employee stock purchase plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) available to NuVasive, Inc.	$37,147	$66,291	$(16,720)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	50,077	48,687	46,715
Dilutive potential common stock outstanding:
Stock options and ESPP	314	1,089	—
RSUs	1,273	1,157	—
Warrants	1,297	177	—
Senior Convertible Notes	1,141	1,314	—
Weighted average common shares outstanding for diluted	54,102	52,424	46,715
Basic net income (loss) per share attributable to NuVasive, Inc.	$0.74	$1.36	$(0.36)
Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.69	$1.26	$(0.36)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options, ESPP, and RSUs	912	40	8,902
Warrants	13,253	4,777	9,553
Senior Convertible Notes	7,550	—	9,553
Total	21,715	4,817	28,008

2.    Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consisted of the following (in thousands, except years):

		December 31,
	Useful Life	2016	2015
Instrument sets	4	$249,592	$214,893
Machinery and equipment	5 to 7	37,837	26,871
Computer equipment and software	3 to 7	71,258	55,480
Leasehold improvements	2 to 15	21,278	17,331
Furniture and fixtures	3 to 7	7,625	5,884
Building and improvements	10 to 20	16,558	10,875
Land	—	541	1,288
		404,689	332,622
Less: accumulated depreciation and amortization		(223,165)	(191,181)
		$181,524	$141,441

Property and equipment mainly consisted of instrument sets, which are loaned to surgeons and hospitals that purchase implants, biologics and disposables for use in individual surgical procedures.

Depreciation expense was $57.1 million, $49.8 million, and $52.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, gross assets recorded under capital leases of $1.5 million are included in machinery and equipment. Depreciation of the assets under capital leases is included in depreciation expense. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

Included in business transition costs, in the Consolidated Statements of Operations, during the year ended December 31, 2014 was $4.2 million of accelerated depreciation resulting from the Company’s consolidation of its offices located in San Diego, California into one corporate headquarters. This project commenced during the year ended December 31, 2014 and completed in 2015. As a result, certain long-lived assets, primarily leasehold improvements, were abandoned and replaced during the respective construction period. In accordance with the authoritative guidance, the Company shortened the depreciable lives of the impacted assets, which resulted in $4.2 million of accelerated depreciation, which was included in total operating expenses, during the year ended December 31, 2014, that would have otherwise been recorded in future periods. There is no impact to the Company’s Consolidated Statements of Operations over the life of the respective assets. The net effect of this change in estimate on net income and earnings per share for the year ended December 31, 2014 was $1.8 million and $0.04, respectively. No accelerated depreciation was recorded in 2016 or 2015.

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation, and testing of the system. At December 31, 2016 and 2015, the Company had $24.2 million and $17.6 million in unamortized capitalized internal-use software costs, respectively. Amortization expense related to capitalized internal-use software costs was $7.4 million, $7.3 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2016 consisted of the following (in thousands, except years):

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Developed technology	8	$247,148	$(66,833)	$180,315
Manufacturing know-how and trade secrets	13	20,572	(13,604)	6,968
Trade name and trademarks	9	25,200	(7,478)	17,722
Customer relationships	9	117,018	(30,880)	86,138
Total intangible assets subject to amortization	9	$409,938	$(118,795)	$291,143
Intangible Assets Not Subject to Amortization:
Goodwill				485,685
Total goodwill and intangible assets, net				$776,828

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

Total expense related to the amortization of intangible assets which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible, was $45.6 million, $16.1 million and $13.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, in connection with acquisitions and other investments, the Company recorded additions to definite-lived intangible assets and goodwill of $241.3 million and $330.5 million, respectively. Goodwill recorded in business combinations is primarily attributable to synergies expected to arise after the acquisition. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion on assets acquired in business combinations and asset acquisitions.

The changes to goodwill are comprised of the following (in thousands):

(in thousands)
December 31, 2015
Gross goodwill	$162,581
Accumulated impairment loss	(8,300)
154,281
Changes to gross goodwill
Increases recorded in business combinations	330,488
Changes resulting from foreign currency fluctuations	916
331,404
December 31, 2016
Gross goodwill	493,985
Accumulated impairment loss	(8,300)
$485,685

Total future amortization expense related to intangible assets subject to amortization at December 31, 2016 is set forth in the table below (in thousands):

2017	$48,751
2018	46,658
2019	44,973
2020	44,517
2021	42,598
Thereafter through 2026	63,646
Total future amortization expense	$291,143

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued expenses	$42,355	$31,187
Accounts payable	9,121	6,792
Distributor commissions payable	8,836	8,502
Other taxes payable	7,789	6,386
Royalties payable	4,877	4,454
Others	4,607	3,665
Accounts payable and accrued liabilities	$77,585	$60,986

3.    Marketable Securities

The composition of marketable securities is as follows (in thousands, except years):

	Contractual Maturity (in Years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016:
Classified as current assets
Certificates of deposit	Less than 1	$—	$—	$—	$—
Corporate notes	Less than 1	—	—	—	—
Commercial paper	Less than 1	—	—	—	—
Securities of government-sponsored entities	Less than 1	—	—	—	—
Short-term marketable securities		—	—	—	—
Classified as non-current assets
Certificates of deposit	1 to 2	—	—	—	—
Corporate notes	1 to 2	—	—	—	—
Securities of government-sponsored entities	1 to 2	—	—	—	—
Long-term marketable securities		—	—	—	—
Total marketable securities at December 31, 2016		$—	$—	$—	$—

December 31, 2015:
Classified as current assets
Certificates of deposit	Less than 1	$6,615	$—	$—	$6,615
Corporate notes	Less than 1	108,739	5	(173)	108,571
Commercial paper	Less than 1	21,991	—	—	21,991
Securities of government-sponsored entities	Less than 1	28,284	—	(38)	28,246
Short-term marketable securities		165,629	5	(211)	165,423
Classified as non-current assets
Certificates of deposit	1 to 2	12,392	—	—	12,392
Corporate notes	1 to 2	43,857	—	(109)	43,748
Securities of government-sponsored entities	1 to 2	56,412	—	(220)	56,192
Long-term marketable securities		112,661	—	(329)	112,332
Total marketable securities at December 31, 2015		$278,290	$5	$(540)	$277,755

As of December 31, 2016, the Company had liquidated its short-term and long-term marketable securities, and only held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses), which includes gains and losses from derivative instruments, were $(0.3) million, $0.3 million and $(2.6) million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

As of December 31, 2016, 2015, and 2014 a notional principal amount of $15.1 million, $8.5 million, and $26.0 million respectively, was outstanding to hedge currency risk relative to foreign receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $0.7 million, $1.7 million, and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

The following table summarizes the fair values of derivative instruments at December 31, 2016 and 2015:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
(in thousands)	Location	2016	2015	Location	2016	2015
Derivatives instruments not designated as cash flow hedges
Forward exchange contracts	Other current assets	$—	$46	Other current liabilities	$166	$—
Total derivatives		$—	$46		$166	$—

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

4.    Fair Value Measurements

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent considerations are measured at fair value on a recurring basis, and are determined under the fair value categories as follows (in thousands):

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2016:
Cash Equivalents:
Money market funds	$72,866	$72,866	$—	$—
Corporate notes	4,551	—	4,551	—
Commercial paper	21,471	—	21,471	—
Securities of government-sponsored entities	5,995	—	5,995	—
Total cash equivalents	$104,883	$72,866	$32,017	$—

December 31, 2015:
Cash Equivalents, Marketable Securities:
Money market funds	$68,425	$68,425	$—	$—
Certificates of deposit	19,007	19,007	—	—
Corporate notes	152,319	—	152,319	—
Commercial paper	21,991	—	21,991	—
Securities of government-sponsored entities	115,929	—	115,929	—
Total cash equivalents and marketable securities	$377,671	$87,432	$290,239	$—
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2016 and December 31, 2015 approximate their related fair values due to the short-term maturities of these instruments.

The fair value of certain financial instruments was measured and classified within Level 1of the fair value hierarchy based on quoted prices. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at December 31, 2016 and December 31, 2015 was approximately $102.7 million and $551.4 million, respectively. During the year ended December 31, 2016, the Company repurchased approximately $339.1 million in principal amount outstanding of the 2017 Notes. See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at December 31, 2016 was approximately $827.6 million. The carrying value of the Company’s Senior Convertible Notes is discussed in Note 6 to the Consolidated Financial Statements included in this Annual Report.

Contingent Consideration Liabilities

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Consolidated Statement of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.

During the year ended December 31, 2016, the Company initially recorded additional contingent consideration liabilities of $61.2 million in connection with certain acquisitions, including $33.8 million in connection with the acquisition of the LessRay software technology suite and $18.8 million in connection with the acquisition of Ellipse Technologies. At December 31, 2016, the contingent consideration liabilities were $67.5 million, and were recorded in the Consolidated Balance Sheet commensurate with the respective payable terms. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion on contingent consideration liabilities assumed in business combinations.

The Company’s acquisition of Ellipse Technologies included a purchase price of $380.0 million and a potential milestone payment of $30.0 million payable in 2017 related to the achievement of a specific revenue target. During the quarter ended December 31, 2016, the Company received a purchase order from an organization established by certain former stockholders of Ellipse Technologies for the purchase of $4.8 million of products with their stated purpose to be donated for use in spinal deformity procedures for children in underprivileged communities. As the order complied with the Company’s standards and procedures, and the purchaser fully paid for the order in advance of shipment, the Company processed and delivered the order and recognized the revenue associated with the order during the quarter ended December 31, 2016 in accordance with ASC 605, Revenue Recognition. The milestone payment under the merger agreement, which was contingent on meeting a specific revenue target for 2016, would not have been achieved without this order. The milestone payment, in the amount of $30.0 million, will be paid pro-rata to the former stockholders of Ellipse Technologies in accordance with the merger agreement. A number of Company employees, including the CEO of NuVasive Specialized Orthopedics, were employees and stockholders of Ellipse Technologies prior to the acquisition and will receive their pro-rata share of the milestone payment. In assessing the order, the Company considered that (i) the customer is an entity established by certain former stockholders of Ellipse Technologies and (ii) the CEO of NuVasive Specialized Orthopedics, an executive officer of the Company, will receive approximately 3% of the milestone payment. The Company determined that the order did not constitute a related party transaction under ASC 850, Related Parties because none of the Company’s officers or related parties have the ability to control or significantly influence the customer.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	2016	2015
Fair value measurement at January 1	$—	$644
Contingent consideration liability recorded upon acquisition	61,242	431
Change in fair value measurement	7,265	—
Changes resulting from foreign currency fluctuations	126	(36)
Contingent consideration paid or settled	(1,132)	(1,039)
Fair value measurement at December 31	$67,501	$—

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of December 31, 2016 and 2015. The Company has obligations under certain consultancy arrangements based on achievement of specified milestones. There was no accrual as of December 31, 2016 or 2015, related to these obligations.

During the years ended December 31, 2015 and 2014, the Company recognized impairment charges related to leasehold improvement write-offs associated with the lease termination for its New Jersey facility, of approximately $0.9 million and $2.2 million, respectively. The impairments are recorded in business transition costs within the total operating expenses on the Consolidated Statements of Operations. During the year ended December 31, 2014, the Company recorded an impairment charge of $10.7 million related to the developed technology acquired from Cervitech in 2009. See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion on impairment analysis and charges related to intangible assets and leasehold improvements.

5.    Business Combinations

The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contained contingent consideration arrangements that required the Company to assess the acquisition date fair value of the contingent consideration liabilities, which was recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the Consolidated Statements of Operations. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion on contingent consideration liabilities.

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

The Company applied certain assumptions and findings in the valuation outcome for the assets acquired and liabilities assumed, for which the allocation of the purchase price is based on the fair values, as follows:

(in thousands)
Cash paid for purchase	$381,579

Accounts receivable	7,148
Inventory	22,451
Other current assets	1,855
Property, plant and equipment, net	6,725
Definite-lived intangible assets:
Developed technology	133,900
Customer relationships	33,200
Trade names	16,200
Goodwill	241,905
Deferred tax assets	18,471
Other assets	1,868
Contingent consideration liability	18,800
Deferred tax liabilities	75,160
Other liabilities assumed	8,184

$381,579

Goodwill recognized in this transaction is not deductible for income tax purposes. Goodwill largely consists of expected revenue synergies resulting from the combination of product portfolios, cost synergies related to elimination of redundant facilities, functions and staffing; use of the Company’s existing commercial infrastructure to expand sales of NSO’s products; and the assembled workforce. The intangible assets acquired will be amortized on a straight-line basis over weighted-average useful lives of seven years, nine years and seven years for technology-based intangible assets, customer-related intangible assets, and trade name intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable market data.

In connection with the acquisition, a contingent liability of $18.8 million was recorded as of the acquisition date for the potential revenue-based milestone payment. The liability was fair valued using the Monte Carlo simulation based on specific revenue achievement scenarios and discount factors. Changes in fair value of the liability over the measurement period were recorded in the results of operations in the Consolidated Statements of Operations. The revenue-based milestone was achieved as of December 31, 2016, and the Company adjusted the fair value of the contingent consideration liability to $30.0 million in current liabilities in the Consolidated Balance Sheet which represents the full amount of the milestone obligation under the merger agreement. The Company expects to pay this milestone by April 2017.

Acquisition costs of $4.0 million were recognized in business transition costs as incurred. The Company’s results of operations included the operating results of NSO, since the date of acquisition, of $57.5 million of revenue for the year ended December 31, 2016 and net income of $3.9 million for the year ended December 31, 2016 in the Consolidated Statement of Operations.

The following table presents the unaudited pro forma results for the years ended December 31, 2016 and December 31, 2015. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015, and the unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination, some of which are presented in the comparable period results instead of the current period by nature of such adjustments. The adjustments for amortization charges for acquired intangible assets were $26.0 million for the year ended December 31, 2015. The adjustments to cost of sales for increased fair value of acquired inventory of $(14.7) million and $14.7 million for the years ended December 31, 2016 and December 31, 2015, respectively, were amortized over the period in which underlying products were sold. The year ended December 2015 also includes an adjustment of $4.0 million for acquisition related expenses. Additionally, the years ended December 31, 2016 and 2015 include immaterial adjustments to revenue for deferred revenue adjustments, and related tax effects to the pre-tax income. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Years Ended December 31,
	2016	2015
(in thousands, except per share amounts)	(unaudited)	(unaudited)
Revenues	$968,179	$854,673
Net income attributable to NuVasive, Inc.	38,045	11,675
Net income per share attributable to NuVasive, Inc.:
Basic	$0.76	$0.24
Diluted	$0.70	$0.22

Other Acquisitions

On July 1, 2016, the Company acquired all of the stock interest in BNN Holdings Corp., for a purchase price of $98.0 million. BNN Holdings Corp., through its subsidiaries and affiliates, owns and operates Biotronic NeuroNetwork, a patient-centric healthcare organization that provides intraoperative neurophysiological monitoring services to surgeons and healthcare facilities across the U.S. A cash payment of $94.0 million was transferred at the closing, which represented the total purchase consideration, net of amounts retained for certain acquired provisional obligations, additional amounts for cash on hand and traditional working capital adjustments. Subsequent to the closing payment, the Company paid an additional $0.4 million from the escrow for traditional working capital adjustments finalized after the closing. The acquisition was not considered material to the overall Consolidated Financial Statements.

The Company combined the service offerings of Biotronic NeuroNetwork with its Impulse Monitoring, Inc. business under the newly created division NuVasive Clinical Services (“NCS”).

The Company has completed other acquisitions that were not considered material to the overall Consolidated Financial Statements during the year ended December 31, 2016. These acquisitions have been included in the Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the year, excluding NSO, are material to the overall financial statements.

For certain acquisitions completed during the year ended December 31, 2016, the Company is still in the process of finalizing the purchase price allocation given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Variable Interest Entities

Progentix Orthobiology, B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix, a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of December 31, 2016, the Company has loaned Progentix cumulatively $5.3 million at an interest at a rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2016	2015
Total current assets	$334	$353
Identifiable intangible assets, net	10,900	13,048
Goodwill	12,654	12,654
Accounts payable & accrued expenses	551	574
Deferred tax liabilities, net	880	1,496
Non-controlling interests	5,588	7,309

The following is a reconciliation of equity attributable to the non-controlling interests (in thousands):

	Year Ended December 31,
	2016	2015
Non-controlling interests at beginning of period	$7,309	$8,310
Less: Net (loss) attributable to the non-controlling interests	(1,721)	(1,001)
Non-controlling interests at end of period	$5,588	$7,309

NuVasive Clinical Services and Physician Practices

The Company maintains contractual relationships with several physician practices (“PCs”) which were inherited through the 2011 acquisition of Impulse Monitoring, Inc. and the 2016 acquisition of BNN Holdings Corp. In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and the therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

6.     Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows (in thousands):

(in thousands)	December 31, 2016	December 31, 2015
2.75% Senior Convertible Notes due 2017:
Principal amount	$63,317	$402,500
Unamortized debt discount	(1,417)	(25,958)
Unamortized debt issuance costs	(199)	(3,622)
	61,701	372,920
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	—
Unamortized debt discount	(72,713)	—
Unamortized debt issuance costs	(12,875)	—
	564,412	—
Total Senior Convertible Notes	$626,113	$372,920

Less Current Portion:	(61,701)	—
Long-term Senior Convertible Notes	$564,412	$372,920

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

The interest expense recognized on the 2021 Notes during the year ended December 31, 2016 includes $11.5 million, $12.1 million and $1.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

The Company used a portion of the net proceeds from the 2021 Notes offering to repurchase a portion of the 2017 Notes. The Company intends to use the remainder of the net proceeds from the 2021 Notes offering for general corporate purposes. For more details, refer to “Repurchase of Senior Convertible Notes due 2017”.

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

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the Senior Convertible Notes due 2017, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. Subsequently, in the fourth quarter of 2016, the Company used approximately $96.3 million of cash on hand to repurchase an additional $62.3 million in principal amount outstanding, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. The repurchases of 2017 Notes during the year ended December 31, 2016 resulted in a loss of approximately $19.1 million, which the Company recorded in other expense on the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. The loss for the repurchases includes the related debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The remaining balances resulting from the aggregate repurchase of a portion of the 2017 Notes were $63.3 million, $1.4 million, and $0.2 million of principal outstanding, debt discount, and debt issuance costs, respectively.

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

The interest expense recognized on the 2017 Notes during the year ended December 31, 2016 includes $4.9 million, $7.5 million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the year ended December 31, 2015 includes $11.1 million, $15.8 million and $2.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2017 Notes is 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

Prior to January 1, 2017, holders may convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. At December 31, 2016, holders of the 2017 Notes were in a convertible position, as the reported sale price of the Company’s common stock for 20 days out of the last 30 consecutive trading days ending with December 31, 2016 exceeded 130% of the $42.13 per share conversion price on each applicable trading day. At December 31, 2016, a minimal amount of holders of the 2017 Notes had elected to convert their notes. The Company settled such conversions through the combination settlement described above. The 2017 Notes are recorded as current liabilities on the December 31, 2016 Consolidated Balance Sheet.

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

Revolving Senior Credit Facility

In February 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a revolving senior credit facility (the “Facility”) that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the Facility provided the Company remains in compliance with the underlying financial covenants. The Facility matures February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All assets of the Company and its material domestic and certain material international subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement (the “Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the Facility. At December 31, 2016 the Company does not carry any outstanding revolving loans under the Facility.

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

The Credit Agreement contains affirmative, negative and financial covenants, and events of default customary for financings of this type. The financial covenants require the Company to maintain ratios of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in relation to consolidated interest expense and consolidated debt, respectively, as defined in the Credit Agreement, at varying scales throughout the life of the Credit Agreement. The Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of the present and future property and assets of the Company and each guarantor. The Company is currently in compliance with the Credit Agreement covenants.

7.    Commitments

Leases

The Company leases office facilities and equipment under various operating and capital lease agreements. The initial terms of these leases range from 2 year to 15 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $7.2 million as of December 31, 2016.

Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying Consolidated Balance Sheets. Rent expense, including costs directly associated with the facility leases, was approximately $10.6 million, $9.3 million, and $11.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2016 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2017	$630	$12,273
2018	580	9,398
2019	429	9,048
2020	10	8,662
2021	—	7,131
Thereafter	—	11,362
Total minimum lease payments	$1,649	$57,874
Less amount representing interest	(200)
Present value of obligations under capital leases	1,449
Less current portion	(512)
Long-term capital lease obligations	$937

Licensing and Purchasing Agreements

The Company is contingently obligated to make payments of up to $11.8 million in cash if specified future events occur or conditions are met as provided in certain consulting, purchase and/or product develop agreements. Not all of the respective agreements specify milestone payment timelines. The Company has also entered into certain consulting arrangements to pay up to approximately $18.7 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At December 31, 2016, future commitments for such key executives were approximately $30.2 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

8.    Stockholders’ Equity

Common Stock

There were 120,000,000 shares of common stock authorized at December 31, 2016 and 2015.

Preferred Stock

There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2016 and 2015.

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

Stock-based Compensation

In March 2014, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc. (the "2014 EIP"), replacing the 2004 Amended and Restated Equity Incentive Plan (the “2004 EIP”). No further awards may be granted under the 2004 EIP; however, that plan continues to govern all awards previously issued under it (of which awards remain outstanding). The 2014 EIP provides the Company with the ability to grant various types of equity awards to its workforce (including, without limitation, restricted stock units (“RSUs”), restricted stock awards, performance awards, and deferred stock awards). The 2014 EIP also provides for the issuance of performance RSUs (“PRSUs”) to be granted subject to time- and/or performance-based vesting requirements. In addition, the award agreements under the 2014 EIP generally provide for the acceleration of 50% of the unvested equity awards of all shareowners upon a change in control and the vesting of the remaining unvested equity awards for those shareowners that are involuntarily terminated within a year of the change in control.

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

In connection with the acquisition of Ellipse Technologies in February 2016 (see Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion), the Company assumed the Ellipse Technologies, Inc. 2015 Incentive Award Plan and the shares thereunder, subject to an equity exchange adjustment, for future awards by the Company.

The compensation cost that has been included in the statement of operations for the Company’s stock-based compensation plans was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Sales, marketing and administrative expense	$25,466	$24,817	$31,514
Research and development expense	1,231	1,157	1,841
Cost of goods sold	227	229	332
Stock-based compensation expense before taxes	26,924	26,203	33,687
Related income tax benefits	(10,770)	(10,481)	(13,475)
Stock-based compensation expense, net of taxes	$16,154	$15,722	$20,212

As of December 31, 2016, there was $18.5 million and $29.5 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 2.0 years and 2.6 years, respectively. In addition, as of December 31, 2016, there was $0.8 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2017. There was no unamortized expense for stock options as of December 31, 2016.

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provided for the change in classification for excess tax benefits in the Consolidated Statements of Cash Flows on a prospective basis. The excess tax benefits reported as a financing cash inflow for the years ended December 31, 2015 and 2014 were $15.2 million and $11.9 million, respectively, and accordingly, the Company did not report such financing cash flows for the year ended December 31, 2016. See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion.

Restricted Stock Units

The total fair value of RSUs that vested during the year ended December 31, 2016, 2015, and 2014 was $31.2 million, $39.0 million and $27.5 million, respectively.

Following is a summary of RSU activity for the year ended December 31, 2016 (in thousands, except per share amounts):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2015	1,349	$31.82
Granted	529	46.06
Vested	(627)	25.54
Forfeited	(155)	36.52
Outstanding at December 31, 2016	1,096	$41.16

For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vested RSUs were approximately 227,000, 330,000, and 29,000 in 2016, 2015, and 2014, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting RSUs were $11.4 million, $15.4 million and $1.1 million in 2016, 2015 and 2014, respectively.

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

In 2015 and 2016, the Company granted PRSU awards with five year cliff vesting terms to its Chief Executive Officer and Vice Chairman, respectively, for which the performance criteria was not based on Company specific performance metrics, and as such, the Company recorded the award as a long-term liability as expensed over the service period. No amounts have been paid out on this award, or are expected to become due until 2020 and 2021.

The total fair value of performance awards vested during 2016, 2015, and 2014 was $12.6 million, $27.1 million and $21.6 million, respectively.

Following is a summary of PRSU activity for the year ended December 31, 2016 (in thousands, except per share amounts):

		Maximum Number
	Shares	of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2015	803	1,357	$46.42
Awarded at target	392	651	45.11
Vested	(145)	(179)	39.78
Forfeited	(179)	(276)	44.22
Outstanding at December 31, 2016	871	1,553	$46.76

For the majority of PRSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vesting PRSUs were approximately 58,000 and 292,000 in 2016 and 2015, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting PRSUs were $2.7 million and $13.5 million in 2016 and 2015, respectively. No shares were withheld from vesting PRSUs in 2014.

Stock Options

The Company has not granted any stock options since 2011. The stock options previously granted are exercisable for a period of up to ten years after the date of grant.

The aggregate intrinsic value of outstanding stock options at December 31, 2016 is based on the Company’s closing stock price on December 31, 2016 of $67.36. The Company received $3.0 million, $6.2 million and $17.5 million in proceeds from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of stock options exercised was $29.0 million, $63.4 million, and $17.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. There were no stock options that vested during the year ended December 31, 2016. The total fair value of stock options that vested during the year ended December 31, 2015 and 2014 was $0.3 million and $3.5 million, respectively.

Following is a summary of stock option activity for the year ended December 31, 2016 under all stock plans (in thousands, except years and per share amounts):

			Weighted-Average
			Remaining
		Weighted	Contractual	Aggregate
		Avg. Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at December 31, 2015	1,970	$34.91	2.99	$37,820
Exercised	(1,556)	34.95
Cancelled	(4)	18.92
Outstanding at December 31, 2016	410	34.93	2.47	$13,292
Exercisable at December 31, 2016	410	$34.93	2.47	$13,292
Vested or expected to vest at December 31, 2016	410	$34.93	2.47	$13,292

  For the majority of stock options, shares are issued on the exercise dates net of the amount of shares needed to satisfy each of the exercise price (in lieu of cash) and statutory tax withholding requirements, the latter to be paid by the Company on behalf of the employee. The total shares withheld related to exercised stock options were approximately 1,157,000, 2,461,000, and 205,000 in 2016, 2015, and 2014, respectively, and were based on the value of the stock options on their exercise dates as determined by the Company’s closing stock price. Total cash payments for the employees’ tax obligations to the taxing authorities related to exercised stock options were $10.7 million, $28.0 million, and $2.7 million, in 2016, 2015, and 2014, respectively.

Employee Stock Purchase Plan

The NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the “ESPP”), provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the two-year or six-month offering period (depending on the purchase period enrolled) or (ii) the respective purchase date. In the years ended December 31, 2016, 2015 and 2014, 152,000, 209,000, and 268,000 shares, respectively, were purchased under the ESPP.

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2016	2015	2014
ESPP
Volatility	29%	40%	46%
Expected term (years)	0.5	1.2	1.3
Risk free interest rate	0.4%	0.2%	0.2%
Expected dividend yield	—%	—%	—%

Common Stock Reserved for Future Issuance

The following table summarizes common shares reserved for issuance on exercise or conversion at December 31, 2016 (in thousands):

Issued and outstanding stock options	410
Issued and outstanding RSUs and PRSUs	2,150
Available for issuance under the ESPP	1,398
Available for future grant	4,383
2017 Notes	1,954
2017 Warrants	19,106
2021 Notes	14,396
2021 Warrants	32,596
Total shares reserved for future issuance	76,393

Pursuant to the terms of the 2014 EIP, shares subject to awards granted under the 2004 EIP may be utilized for future grants of awards under the 2014 EIP, to the extent such awards are terminated, cancelled or they expire, or shares subject thereto are withheld to cover taxes. During the year ended December 31, 2016, the Company filed a registration statement with the Securities and Exchange Commission with respect to 2.2 million of such shares for future issuance under the 2014 EIP. These shares are reflected in the number of shares available for future grants.

9.    Income Taxes

Total income (loss) before income taxes summarized by region for the years ended December 31 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$77,538	$128,489	$11,462
Foreign	(12,830)	(16,470)	(22,672)
Total income (loss) before income taxes	$64,708	$112,019	$(11,210)

The income tax provision (benefit) for the years ended December 31 consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(14,837)	$1,480	$32,387
State	1,283	178	3,359
Foreign	2,350	2,090	2,259
Total current provision	(11,204)	3,748	38,005
Deferred:
Federal	40,338	42,719	(28,604)
State	1,453	4,433	(2,296)
Foreign	(2,583)	(698)	(1,528)
Total deferred provision	39,208	46,454	(32,428)
Changes in tax rate	(216)	266	(84)
Changes in valuation allowance	1,494	(3,739)	793
Total provision	$29,282	$46,729	$6,286

The differences between the income tax provision at the United States federal statutory tax rate and the Company’s effective tax rate for the years ended December 31 are the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax provision at federal statutory rate	$22,648	$39,207	$(3,923)
Globalization initiative	6,290	9,039	9,244
Acquisition related charges	5,167	—	—
State income tax	3,243	4,264	827
Valuation allowance	1,494	(3,739)	793
Income tax reserves	759	2,301	657
Compensation expense	(8,013)	(2,115)	1,428
Income tax credits and incentives	(3,426)	(1,754)	(2,198)
Non-deductible meals and entertainment	1,013	638	521
Foreign earnings taxed as non-United States rates	605	(494)	(199)
Other	(498)	(618)	(864)
Total provision	$29,282	$46,729	$6,286

Significant components of the Company’s deferred tax assets and liabilities at December 31 are composed of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Litigation and related accrual	$—	$34,054
Share-based compensation	18,227	23,641
Inventory	16,324	13,344
Net operating loss carryforwards	9,976	3,484
General business and other credit carryforwards	21,215	5,425
Deferred rent	4,347	5,154
Original issue discount	8,817	—
Other	20,589	14,739
Gross deferred tax assets	99,495	99,841
Less valuation allowance	(10,544)	(7,290)
Net deferred tax assets	88,951	92,551
Deferred tax liabilities:
Depreciation	(29,888)	(24,361)
Original issue discount	—	(1,090)
Acquired intangibles	(69,428)	(295)
Other	(1,687)	(1,278)
Total deferred tax liabilities	(101,003)	(27,024)
Consolidated net deferred tax (liabilities) assets	$(12,052)	$65,527
Add deferred tax liability, net, attributable to non-controlling interests	528	897
Net deferred tax (liabilities) assets	$(11,524)	$66,424

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits at January 1	$12,448	$12,372	$4,504
Increases in tax positions for prior years	1,716	2,614	5,294
Decreases in tax positions for prior years	(270)	(3,156)	—
Increases in tax positions for current year relating to ongoing operations	6,205	618	2,574
Increases in tax positions for current year relating to acquisitions	3,223	—	—
Gross unrecognized tax benefits at December 31	$23,322	$12,448	$12,372

Included in the gross uncertain tax benefits balance at December 31, 2016 are $0.4 million of tax deductions for which there is uncertainty only regarding the timing of the tax benefit. In the event these deductions are deferred to a later period, it would accelerate the payment of cash to the taxing authority.  Other than potential interest and penalties, such deferral would have no impact on tax expense. At December 31, 2016, 2015, and 2014, $12.5 million, $7.2 million, and $7.2 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would affect the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2016 and December 31, 2015, the Company recognized approximately $0.3 million and $0.1 million, respectively, in interest and penalties as income tax expense in the Consolidated Statements of Operations. The Company did not recognize any interest and penalties in 2014. The Company had approximately $0.5 million and $0.1 million for the payment of interest and penalties accrued at December 31, 2016 and December 31, 2015, respectively, in the Consolidated Balance Sheets.

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

The undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2016 are immaterial. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would not generate additional United States tax liabilities, but could be subject to local laws and customs generating immaterial tax consequences in the subsidiaries’ jurisdictions.

At December 31, 2016, the Company had $42.7 million, $106.0 million and $8.6 million of federal, state and foreign net operating loss carryforwards, respectively, which will begin to expire in 2018, 2017, and 2018, respectively. Reserves of $52.7 million are recorded against California net operating losses of $52.7 million due to uncertainty surrounding their realization.

There were also federal and California income tax credit carryforwards of $18.2 million and $16.2 million, respectively. The federal credits will begin to expire in 2020. The California credits can be carried forward indefinitely. Reserves of $16.2 million are recorded against the California credits due to uncertainty surrounding their realization.

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

The Company reports under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products, and following the acquisition of Ellipse Technologies, also include the MAGEC- EOS spinal bracing and lengthening system and the PRECICE limb lengthening system. The Company’s surgical support product offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

Revenue by product line was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Spinal Hardware	$674,057	$559,388	$522,683
Surgical Support	288,015	251,725	239,732
Total Revenue	$962,072	$811,113	$762,415

Revenue and property and equipment, net, by geographic area were as follows (in thousands):

	Revenue			Property and Equipment, Net
	Year Ended December 31,			December 31,
	2016	2015	2014	2016	2015
United States	$831,718	$714,768	$667,850	$148,227	$113,037
International (excludes Puerto Rico)	130,354	96,345	94,565	33,297	28,404
Total	$962,072	$811,113	$762,415	$181,524	$141,441

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. During the year December 31, 2016, the Company settled its ongoing litigation with Medtronic. As a result of the settlement, the Company paid $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing its previous accrual of $88.3 million related to the matter.

During the year ended December 31 2015, the Company had a gain of $56.4 million related to a litigation accrual change resulting from the legal proceedings in the first phase of the Medtronic litigation whereby the damages awarded by the jury was overturned, and a gain of $2.8 million in litigation accrual change related to settlement of the NeuroVision trademark litigation. These amounts were offset by a litigation charge of $13.8 million related to the Office of the Inspector General of the U.S. Department of Health and Human Services investigation and a $3.3 million litigation charge in a general litigation matter. Refer to both the subsequent sections herein titled “Legal Proceedings” and to Note 12 to the Consolidated Financial Statements for further information.

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

Legal Proceedings

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, “Medtronic”) filed a patent infringement lawsuit against the Company (the “Medtronic Litigation”), alleging that certain of the Company’s products or methods, including the XLIF procedure, infringe, or contribute to the infringement of, various U.S. patents assigned or licensed to Medtronic. The Company brought counterclaims against Medtronic alleging infringement of certain of the Company’s patents. On July 13, 2016, the Company entered into a settlement and patent license agreement (the “2016 Settlement Agreement”) with Medtronic to settle the Medtronic Litigation. The Company no longer has any remaining liability or restricted cash related to this matter.

The Medtronic Litigation was administratively broken into three phases. The initial trial on the first phase of the case concluded in September 2011 in the U.S. District Court for the Southern District of California (the “District Court”), and a jury delivered an unfavorable verdict against the Company with respect to certain Medtronic patents and a favorable verdict with respect to one Company patent, including a monetary damages award of approximately $101.2 million to Medtronic.

Both parties appealed the verdict, and the Company entered into an escrow arrangement and transferred $113.3 million of cash into a restricted escrow account in March 2012 to secure the amount of judgment, plus prejudgment interest, during pendency of the appeal. In March 2015, the U.S. Court of Appeals for the Federal Circuit issued a decision upholding the jury’s findings of liability as to all patents, but overturning the damage award against the Company as improper (the “Court of Appeals Decision”). The case was remanded back to the District Court for further proceedings and a retrial to determine a proper damages award. As a result of the Court of Appeals Decision, the parties agreed to release all of the escrow funds related to this matter back to the Company. During the year ended December 31, 2015, the Company transferred all of the funds in escrow related to this matter, approximately $114.1 million, from long-term restricted cash and investments into its unrestricted investment accounts. In March 2015, the Company sought reexamination of certain claims of one of the Medtronic patents at issue and for which the Company was found to have infringed. On June 15, 2016, the District Court stayed remand proceedings and retrial of this first phase of the case pending the reexamination.

The second phase of the case involved one Medtronic cervical plate patent. In April 2013, the Company and Medtronic entered into a settlement agreement fully resolving the second phase of the case. As part of the settlement, the Company received a license to practice various patent families that collectively represent a majority of Medtronic’s patent rights related to cervical plate technology. In exchange for these license rights, the Company made a one-time payment to Medtronic of $7.5 million in May 2013. In addition, Medtronic will receive a royalty on certain cervical plate products sold by the Company, including the Helix and Gradient lines of products.

The third phase of the case involved Medtronic filing additional patent claims in the U.S. District Court for the Northern District of Indiana in August 2012 alleging that certain Company spinal implants (including its CoRoent XL family of spinal implants), the Company’s Osteocel Plus bone graft product, and the Company’s XLIF procedure and use of MaXcess IV retractor during the XLIF procedure infringe several Medtronic patents.

Under the terms of the 2016 Settlement Agreement, the Company paid Medtronic $45.0 million, and the parties released each other from, inter alia, any and all past patent infringement arising from the Medtronic Litigation. As a result, the Company adjusted its litigation accrual from $88.3 million to $45.0 million and recorded a $43.3 million gain in the Consolidated Statement of Operations for the year ended December 31, 2016. Pursuant to the 2016 Settlement Agreement, the parties granted each other irrevocable, worldwide, nonexclusive, paid-up, royalty-free licenses to practice certain of their respective patents as to certain of their respective existing product lines, subject to specified exceptions and limitations. The 2016 Settlement Agreement also provides that, subject to certain limitations and exceptions, and for a period of seven years, neither party will assert against the other certain claims for patent infringement (generally claims related to spinal implants and related instruments, biologics and neuromonitoring) other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions. Further, Medtronic has agreed that, for a period of five years, and subject to limitations and exceptions, it will not assert against the Company certain other claims for patent infringement other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions.

Trademark Infringement Litigation

On September 25, 2009, Neurovision Medical Products, Inc. (“NMP”) filed a lawsuit against the Company in the U.S. District Court for the Central District of California (the “Central District Court”) alleging trademark infringement and unfair competition. NMP sought cancellation of NuVasive’s “NeuroVision” trademark registrations, injunctive relief and damages based on NMP’s common law use of the “NeuroVision” mark. The matter was tried in October 2010 and an unfavorable jury verdict was delivered against the Company. The verdict awarded damages to NMP of $60.0 million, and the Company appealed the judgment. The judgment was reversed and vacated on appeal, and a new trial was conducted in the Central District Court. In April 2014, a jury returned a verdict in favor of NMP on its claims against the Company in the amount of $30.0 million. The Central District Court also entered an order canceling the Company’s NeuroVision trademark registrations. In July 2015, the Company agreed to settle all outstanding matters with NMP for $27.2 million. The Company adjusted its litigation accrual from $30.0 million to $27.2 million at June 30, 2015, which resulted in a $2.8 million gain which was recorded in the Consolidated Statement of Operations during the three months ended June 30, 2015. The Company previously escrowed funds totaling $32.5 million to secure the amount of judgment, and cover potential attorney’s fees and costs. Those funds accrued interest and were included in short-term restricted cash and investments in the Consolidated Balance Sheets until funding of the settlement which occurred during the three months ended September 30, 2015. The Company no longer has any remaining liability or restricted cash related to this matter.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case (“Plaintiff”), filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery is proceeding. Plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. Trial has been set for December 18, 2017. At December 31, 2016, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Shareholder Derivative Litigation

On September 28, 2016, a shareholder derivative complaint was filed by James Borta in the Superior Court of California for the County of San Diego naming certain of the Company’s current and former executive officers and directors for allegedly breaching their fiduciary duties by, among other things, making allegedly false and misleading statements about the Company’s business, operations, and prospects.  The derivative complaint is based upon the same factual allegations as the securities class action litigation and names the Company as a nominal defendant.  The Company demurred to the complaint on December 16, 2016 and the plaintiff filed an opposition on January 6, 2017. At December 31, 2016, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

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

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter ended March 31, 2016, the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that the judgment will be vacated on appeal, and accordingly, at December 31, 2016, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated.  Therefore, the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest, in accordance with the accounting guidance required by ASC 450, Contingencies.

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

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At December 31, 2016, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

13.    Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2016 (1)
	First Quarter (2)(3)	Second Quarter (4)	Third Quarter	Fourth Quarter (3)(5)
Revenue	$215,104	$236,210	$239,649	$271,109
Gross profit	160,878	176,465	180,453	204,183
Consolidated net (loss) income	(3,825)	29,790	3,495	5,966
Net (loss) income attributable to NuVasive, Inc.	(3,368)	30,213	3,926	6,376
Basic net (loss) income per common share attributable to NuVasive, Inc.	(0.07)	0.60	0.08	0.13
Diluted net (loss) income per common share attributable to NuVasive, Inc.	(0.07)	0.57	0.07	0.11

	Year Ended December 31, 2015
	First Quarter (6)	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$192,383	$202,910	$200,538	$215,282
Gross profit	146,719	154,495	151,371	164,049
Consolidated net income	31,397	10,040	12,750	11,103
Net income attributable to NuVasive, Inc.	31,560	10,268	12,960	11,503
Basic net income per common share attributable to NuVasive, Inc.	0.66	0.21	0.26	0.23
Diluted net income per common share attributable to NuVasive, Inc.	0.61	0.20	0.24	0.22

(1)

The unaudited quarterly financial data set forth for the year ended December 31, 2016 includes the operations and results of Ellipse Technologies, BNN Holdings and the Company’s other acquisitions from their respective dates of acquisition. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(2)

The Company elected to early adopt ASU 2016-09 in the second quarter of 2016. As a result, the Company recorded a retrospective adjustment to the previously reported first quarter 2016 provision for income taxes of approximately $5.5 million for the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital and a decrease in net loss per share of $0.11 for the three months ended March 31, 2016. See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(3)

Consolidated financial results include losses from repurchases of Senior Convertible Notes due 2017 of $17.4 million and $1.7 million in the first and fourth quarters of fiscal year 2016, respectively.

(4)	Consolidated financial results include a litigation liability gain of $43.3 million in connection with the settlement of all outstanding litigation matters with Medtronic.
(5)

Consolidated financial results include a purchase order for $4.8 million from an organization established by certain former stockholders of Ellipse Technologies. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion on the purchase order.

(6)

Consolidated financial results include a litigation liability gain of $56.4 million stemming from a favorable appeal in the first phase of the Medtronic litigation, and a litigation liability loss of $13.8 million in connection with the OIG investigation.

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

2.2

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
4.5

Indenture, dated March 16, 2016, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

4.6	Form of 2.25% Convertible Senior Note due 2021 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)
10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)
10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
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

10.7#	NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)

Exhibit Number	Description
10.8#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.9#

Form of Performance Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.10#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.11#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.12#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 11, 2016 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 11, 2016)

10.13#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 11, 2016 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 11, 2016)

10.14#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 11, 2016 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 11, 2016)

10.15#	Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan
10.16#	Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan
10.17#	Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan
10.18#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.19#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)
10.20#

Form of Indemnification Agreement between the Company and its directors and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.21#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.22#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.23#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.24#	Letter Agreement dated May 22, 2015 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)
10.25#	Letter Agreement dated September 11, 2016 between the Company and Patrick S. Miles (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)
10.26#

Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

10.27#

Notice of Grant of “Inducement” Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

Exhibit Number	Description
10.28#

Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Patrick S. Miles on September 11, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)

10.29#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.30

Lease Agreement for Sorrento Summit dated November 6, 2007 between the Company and HCPI/Sorrento, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)

10.31

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

10.37

Confirmation for base warrant transaction dated June 22, 2011 between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.38

Confirmation for additional warrant transaction dated June 24, 2011 between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 29, 2011)

10.39

Credit Agreement, dated February 8, 2016, by and among the Company, as the Borrower, Certain Subsidiaries of the Company, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.40

Security and Pledge Agreement, dated February 8, 2016, by and among the Company, as the Borrower, and Certain Subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 11, 2016)

10.41

Amendment No. 1 to Credit Agreement, dated March 9, 2016, by and among the Company, as the Borrower, the Other Loan Parties, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 9, 2016)

10.42

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.43

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.44

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.45

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.46

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

Exhibit Number	Description
10.47

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.48

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.49

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.50

Preferred Stock Purchase Agreement dated January 13, 2009 among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.51†

Option Purchase Agreement dated January 13, 2009 among the Company, Progentix Orthobiology, B.V. and the sellers listed on Schedule A thereto (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 26, 2010)

10.52†

Exclusive Distribution Agreement dated January 13, 2009 between the Company and Progentix Orthobiology, B.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2009)

10.53†

Settlement and License Agreement dated April 25, 2013 among the Company, Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co. and Medtronic Sofamor Danek Deggendorf, GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 30, 2013)

10.54†

Settlement and Patent License Agreement dated July 13, 2016 between the Company and Medtronic plc together with its wholly owned subsidiaries Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)

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