Form 10-Q
period 2017-03-31
NUVASIVE INC
filed 2017-04-25
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 19, 2017 there were 50,662,754 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$134,008	$153,643
Accounts receivable, net of allowances of $8,086 and $8,912, respectively	172,103	171,595
Inventory, net	223,075	208,249
Prepaid income taxes	21,161	31,926
Prepaid expenses and other current assets	12,921	10,030
Total current assets	563,268	575,443
Property and equipment, net	203,677	181,524
Intangible assets, net	279,603	291,143
Goodwill	486,342	485,685
Deferred tax assets	5,977	5,810
Restricted cash and investments	7,547	7,405
Other assets	23,721	23,794
Total assets	$1,570,135	$1,570,804
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,467	$77,585
Contingent consideration liabilities	48,576	49,742
Accrued payroll and related expenses	38,651	51,000
Income tax liabilities	2,130	2,469
Senior convertible notes	62,486	61,701
Total current liabilities	234,310	242,497
Long-term senior convertible notes	568,939	564,412
Deferred and income tax liabilities, non-current	20,529	18,607
Other long-term liabilities	47,629	44,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2017 and December 31, 2016, 55,623,735 and 55,184,660 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	56	55
Additional paid-in capital	1,020,672	1,010,238
Accumulated other comprehensive loss	(8,774)	(10,631)
Accumulated deficit	(65,738)	(66,859)
Treasury stock at cost; 4,963,014 shares and 4,758,828 shares at March 31, 2017 and December 31, 2016, respectively	(252,633)	(237,867)
Total NuVasive, Inc. stockholders’ equity	693,583	694,936
Non-controlling interest	5,145	5,588
Total equity	698,728	700,524
Total liabilities and equity	$1,570,135	$1,570,804

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2017	2016
Revenue	249,864	$215,104
Cost of goods sold (excluding below amortization of intangible assets)	61,613	54,226
Gross profit	188,251	160,878
Operating expenses:
Sales, marketing and administrative	140,502	124,838
Research and development	12,414	10,629
Amortization of intangible assets	12,061	7,871
Business transition costs	55	5,307
Total operating expenses	165,032	148,645
Interest and other expense, net:
Interest income	137	328
Interest expense	(9,799)	(8,472)
Loss on repurchases of convertible notes	—	(17,444)
Other income, net	258	50
Total interest and other expense, net	(9,404)	(25,538)
Income (loss) before income taxes	13,815	(13,305)
Income tax (expense) benefit	(1,490)	9,480
Consolidated net income (loss)	$12,325	$(3,825)
Add back net loss attributable to non-controlling interest	$(443)	$(457)
Net income (loss) attributable to NuVasive, Inc.	$12,768	$(3,368)

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.25	$(0.07)
Diluted	$0.22	$(0.07)
Weighted average shares outstanding:
Basic	50,566	49,617
Diluted	57,786	49,617

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
(unaudited)	2017	2016
Consolidated net income (loss)	$12,325	$(3,825)
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	(2)	348
Translation adjustments, net of tax	1,859	2,685
Other comprehensive income	1,857	3,033
Total consolidated comprehensive income (loss)	14,182	(792)
Net loss attributable to non-controlling interest	(443)	(457)
Comprehensive income (loss) attributable to NuVasive, Inc.	$14,625	$(335)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
(unaudited)	2017	2016
Operating activities:
Consolidated net income (loss)	$12,325	$(3,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,510	21,224
Loss on repurchases of convertible notes	—	17,444
Amortization of non-cash interest	5,369	5,112
Stock-based compensation	7,017	4,492
Reserves on current assets	(2,153)	4,162
Other non-cash adjustments	3,013	3,491
Deferred income taxes	1,645	(2,630)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	924	6,939
Inventory	(13,630)	(9,449)
Prepaid expenses and other current assets	(2,756)	1,303
Accounts payable and accrued liabilities	593	10,021
Accrued payroll and related expenses	(12,531)	(9,219)
Income taxes	(1,298)	8,327
Net cash provided by operating activities	28,028	57,392
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	—	(380,674)
Other acquisitions and investments	(2,500)	(8,079)
Purchases of intangible assets	(1,249)	(1,027)
Purchases of property and equipment	(34,545)	(18,279)
Purchases of marketable securities	—	(36,096)
Proceeds from sales of marketable securities	—	253,435
Net cash used in investing activities	(38,294)	(190,720)
Financing activities:
Proceeds from the issuance of common stock	410	444
Purchase of treasury stock	(10,356)	(12,599)
Proceeds from issuance of convertible debt, net of issuance costs	—	634,140
Proceeds from sale of warrants	—	44,850
Purchase of convertible note hedge	—	(111,150)
Repurchases of convertible notes	—	(343,835)
Proceeds from revolving line of credit	—	50,000
Repayments on revolving line of credit	—	(50,000)
Other financing activities	(181)	(1,442)
Net cash (used in) provided by financing activities	(10,127)	210,408
Effect of exchange rate changes on cash	758	686
(Decrease) increase in cash and cash equivalents	(19,635)	77,766
Cash and cash equivalents at beginning of period	153,643	192,339
Cash and cash equivalents at end of period	$134,008	$270,105

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

The Company also designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for the Company’s PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

The Company intends to continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of its MAS techniques and additional applications of the MAGEC technology. Such applications include tumor, trauma, and deformity, as well as increased fixation options, sagittal alignment products, imaging and navigation. The Company also expects to continue expanding its other product and services offerings as it executes on its strategy to offer customers an end-to-end, integrated procedural solution for spine surgery. The Company intends to continue to pursue business and technology acquisition targets and strategic partnerships.

Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity, the Company records the fair value of the non-controlling interest at the acquisition date and classifies the amounts attributable to non-controlling interest separately in equity in the Company's Consolidated Financial Statements. Any subsequent changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company has reclassified certain operating expenses into business transition costs. The reclassification had no impact on previously reported results of operations or financial position. Refer to “Recently Adopted Accounting Standards” below for information regarding historical financial information adjusted for a change in accounting policy.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company performed a preliminary assessment of the impact of ASU 2014-09 on the Consolidated Financial Statements, and considered all items outlined in the standard. In assessing the impact, the Company has outlined all revenue generating activities, mapped those activities to deliverables and traced those deliverables to the standard. The Company is now assessing what impact the change in standard will have on those deliverables. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company believes the adoption will modify the way the Company analyzes contracts. The Company will adopt the new standard beginning January 2018.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, the ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted for certain provisions. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to early adopt certain provisions.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company believes the adoption will modify its analyses and disclosures of lease agreements considering operating leases are a significant portion of the Company’s total lease commitments. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard has tiered effective dates, starting in 2020 for calendar-year public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope of asset derecognition and adds guidance for partial sales and nonfinancial assets. An entity is required to apply the amendments in this update at the same time that it applies the amendments in ASU 2014-09. For public entities, this update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the new standard beginning January 2018.

Recently Adopted Accounting Standards

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company elected to early adopt ASU 2016-16 in the first quarter 2017, which requires any adjustments to be recorded as of the beginning of fiscal 2017. As a result, the Company recorded a modified retrospective adjustment of $11.6 million to deferred tax assets and accumulated deficit as of January 1, 2017. The early adoption resulted in a decrease of $0.6 million in income tax expense that would have amortized out of prepaid income taxes in the first quarter 2017 and an increase in both basic and diluted earnings per share of $0.01 for the three months ended March 31, 2017.

In January 2017, the FASB issued Accounting Standards Update No. 2017-03, Accounting Changes and Error Corrections and Investments – Equity Method and Joint Ventures (“ASU 2017-03”), which will require registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. This update is effective immediately. The Company is in the process of determining the effects of recently issued accounting standards on its Consolidated Financial Statements. The Company will revise its disclosures for the standards not yet adopted as required by ASU 2017-03 as the Company progresses through its impact assessments.

Revenue Recognition

In accordance with the SEC guidance, the Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants, biologics and disposables is generally recognized upon a purchase order from the hospital or acknowledgment from the hospital indicating product use or implantation, or upon shipment to third-party customers who immediately accept title. Revenue from IOM services is recognized in the period the service is performed for the amount of payment expected to be received. Revenue from the sale of instrument sets and nerve monitoring systems is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains or losses, net of tax, on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income (loss) were $8.8 million and $10.6 million at March 31, 2017 and December 31, 2016, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $5.9 million and $6.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third party merger and acquisitions costs and other costs directly associated with such activities. During the three months ended March 31, 2017, the business transition costs were immaterial to the results of operations. During the three months ended March 31, 2016, the Company incurred $5.3 million of such costs primarily related to acquisition and integration activities.

2.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share attributable to the Company:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$12,768	$(3,368)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	50,566	49,617
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	221	—
Restricted stock units	1,416	—
Warrants	3,046	—
Senior Convertible Notes	2,537	—
Weighted average common shares outstanding for diluted	57,786	49,617
Basic net income (loss) per share attributable to NuVasive, Inc.	$0.25	$(0.07)
Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.22	$(0.07)

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2017	2016
Stock options, employee stock purchase plan, and restricted stock units	102	3,647
Warrants	10,865	20,418
Senior Convertible Notes	—	19,336
Total	10,967	43,401

As discussed in Note 1 to the Unaudited Consolidated Financial Statements, the Company elected to early adopt ASU 2016-09 in the second quarter 2016, which requires any adjustments to be recorded as of the beginning of the fiscal year. The retrospective adjustments to the Company’s financial results for the three months ended March 31, 2016 included a decrease in net loss attributable to the Company of $5.5 million, which resulted in a decrease in net loss per share of $0.11. The financial information in the table above for the three months ended March 31, 2016 reflects this retrospective adjustment to the Company’s financial results for the three months ended March 31, 2016.

3.    Financial Instruments and Fair Value Measurements

As of March 31, 2017, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains, which include gains and losses from derivative instruments, were $0.2 million and $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of March 31, 2017 and December 31, 2016 a notional principal amount of $16.9 million and $15.1 million, respectively, in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net losses on the Company’s forward exchange contracts were $0.4 million and $0.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively, and are included in other income (expense) in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was de minimis as of March 31, 2017 and $(0.2) million as of December 31, 2016. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three months ended March 31, 2017.

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent consideration liabilities are measured at fair value on a recurring basis, and are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2017:
Cash equivalents:
Money market funds	$61,985	$61,985	$—	$—
Corporate notes	2,899	—	2,899	—
Commercial paper	11,985	—	11,985	—
Securities of government-sponsored entities	3,026	—	3,026	—
Total cash equivalents	$79,895	$61,985	$17,910	$—

December 31, 2016:
Cash equivalents:
Money market funds	$72,866	$72,866	$—	$—
Corporate notes	4,551	—	4,551	—
Commercial paper	21,471	—	21,471	—
Securities of government-sponsored entities	5,995	—	5,995	—
Total cash equivalents	$104,883	$72,866	$32,017	$—

The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2017 and December 31, 2016 approximate their related fair values due to the short-term maturities of these instruments.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at March 31, 2017 and December 31, 2016 were approximately $112.1 million and $102.7 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at March 31, 2017 and December 31, 2016 was $888.6 million and $827.6 million, respectively. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s Senior Convertible Notes.

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

Contingent consideration liabilities were $66.2 million and $67.5 million as of March 31, 2017 and December 31, 2016, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. In April 2017, the Company paid the $30.0 million outstanding milestone obligation associated with the Ellipse Technologies acquisition. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities assumed in business combinations.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$67,501	$—
Contingent consideration liability recorded upon acquisition	—	21,439
Change in fair value measurement	(1,352)	—
Changes resulting from foreign currency fluctuations	12	—
Fair value measurement at end of period	$66,161	$21,439

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of March 31, 2017 and December 31, 2016.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
March 31, 2017:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$247,148	$(74,592)	$172,556
Manufacturing know-how and trade secrets	12	21,084	(13,997)	7,087
Trade name and trademarks	9	25,200	(8,251)	16,949
Customer relationships	9	117,212	(34,201)	83,011
Total intangible assets subject to amortization	9	$410,644	$(131,041)	$279,603

Intangible assets not subject to amortization:
Goodwill				$486,342
Total goodwill and intangible assets, net				$765,945

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2016:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$247,148	$(66,833)	$180,315
Manufacturing know-how and trade secrets	13	20,572	(13,604)	6,968
Trade name and trademarks	9	25,200	(7,478)	17,722
Customer relationships	9	117,018	(30,880)	86,138
Total intangible assets subject to amortization	9	$409,938	$(118,795)	$291,143

Intangible assets not subject to amortization:
Goodwill				$485,685
Total goodwill and intangible assets, net				$776,828

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2016
Gross goodwill	$493,985
Accumulated impairment loss	(8,300)
485,685
Changes to gross goodwill
Changes in purchase price allocation	320
Changes resulting from foreign currency fluctuations	337
657
March 31, 2017
Gross goodwill	494,642
Accumulated impairment loss	(8,300)
$486,342

Total expense related to the amortization of intangible assets, which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.0 million and $8.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Total future amortization expense related to intangible assets subject to amortization at March 31, 2017 is set forth in the table below:

(in thousands)
Remaining 2017	$36,656
2018	46,785
2019	45,094
2020	44,636
2021	42,717
Thereafter through 2026	63,715
Total future amortization expense	$279,603

5.    Business Combinations

The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contained contingent consideration arrangements that required the Company to assess the acquisition date fair value of the contingent consideration liabilities, which was recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the Consolidated Statements of Operations. See Note 3 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities.

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

In connection with the acquisition, a contingent liability of $18.8 million was recorded as of the acquisition date for the potential revenue-based milestone payment. The liability was fair valued using the Monte Carlo simulation based on specific revenue achievement scenarios and discount factors. Changes in fair value of the liability over the measurement period were recorded in the results of operations in the Consolidated Statements of Operations. The revenue-based milestone was achieved as of December 31, 2016, and the Company adjusted the milestone liability to $30.0 million, which represents the full amount of the milestone obligation under the merger agreement. The $30.0 million milestone obligation was outstanding as of March 31, 2017 and recorded in current liabilities in the Consolidated Balance Sheet. The Company paid the milestone in April 2017, and no additional consideration is owed related to the acquisition.

Acquisition costs of $4.0 million were recognized in business transition costs as incurred. The Company’s results of operations for the three months ended March 31, 2016 included the operating results of NSO since the date of acquisition of $5.8 million of revenue and net loss of $1.6 million in the Unaudited Consolidated Statement of Operations.

The following table presents the unaudited pro forma results for the three months ended March 31, 2017 and March 31, 2016. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015 and therefore many of the non-recurring business combination adjustments would have been included in the year ended December 31, 2015 by nature of such adjustments instead of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The comparable period for the three months ended March 31, 2016, includes adjustments directly attributable to the business combination, including $6.5 million in amortization charges for acquired intangible assets, $0.1 million addition to revenue for deferred revenue adjustments, $4.0 million in acquisition related expenses, and related tax effects. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended March 31,
	2017	2016
(in thousands, except per share amounts)	(unaudited)	(unaudited)
Revenues	$249,864	$221,012
Net income (loss) attributable to NuVasive, Inc.	12,768	(202)
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.25	$(0.01)
Diluted	$0.22	$(0.01)

Other Acquisitions

The Company has completed other acquisitions that were not considered material to the overall Unaudited Consolidated Financial Statements during the periods presented. These acquisitions have been included in the Unaudited Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the periods presented, excluding NSO, are material to the overall financial statements.

For certain acquisitions completed during the periods presented, excluding NSO, the Company is still in the process of finalizing the purchase price allocation given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Variable Interest Entities

Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of March 31, 2017, the Company has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Total current assets	$850	$334
Identifiable intangible assets, net	10,363	10,900
Goodwill	12,654	12,654
Accounts payable and accrued expenses	504	551
Deferred tax liabilities, net	976	880
Non-controlling interest	5,145	5,588

The following is a reconciliation of equity (net assets) attributable to the non-controlling interest:

	Three Months Ended March 31,
(in thousands)	2017	2016
Non-controlling interest at beginning of period	$5,588	$7,309
Less: Net loss attributable to the non-controlling interest	(443)	(457)
Non-controlling interest at end of period	$5,145	$6,852

NuVasive Clinical Services and Physician Practices

The Company’s NuVasive Clinical Services division, which provides IOM services to surgeons and healthcare facilities across the U.S., maintains contractual relationships with several physician practices (“PCs”) which were inherited through the 2011 acquisition of Impulse Monitoring, Inc. and the 2016 acquisition of BNN Holdings Corp. In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and the therefore, the accompanying Unaudited Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	March 31, 2017	December 31, 2016
2.75% Senior Convertible Notes due 2017:
Principal amount	$63,302	$63,317
Unamortized debt discount	(716)	(1,417)
Unamortized debt issuance costs	(100)	(199)
	62,486	61,701
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(68,822)	(72,713)
Unamortized debt issuance costs	(12,239)	(12,875)
	568,939	564,412
Total Senior Convertible Notes	$631,425	$626,113

Less: Current portion	(62,486)	(61,701)
Long-term Senior Convertible Notes	$568,939	$564,412

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

The interest expense recognized on the 2021 Notes during the three months ended March 31, 2017 includes $3.7 million, $3.9 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended March 31, 2016 includes $0.6 million, $0.6 million and $0.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

The Company used a portion of the net proceeds from the 2021 Notes offering to repurchase a portion of the Senior Convertible Notes due 2017. The Company intends to use the remainder of the net proceeds from the 2021 Notes offering for general corporate purposes. For more details, refer to “Repurchase of Senior Convertible Notes due 2017”.

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

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the Senior Convertible Notes due 2017 (the “2017 Notes”), the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. Subsequently, in the fourth quarter of 2016, the Company used approximately $96.3 million of cash on hand to repurchase an additional $62.3 million in principal amount outstanding of 2017 Notes, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. The repurchases of 2017 Notes in 2016 resulted in a cumulative loss of approximately $19.1 million, including $17.4 million recorded during the three months ended March 31, 2016. The Company recorded the loss on the repurchases of 2017 Notes in other expense on the accompanying Consolidated Statements of Operations. The loss on the repurchases included the related debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The remaining balances resulting from the aggregate repurchase of a portion of the 2017 Notes were $63.3 million, $1.4 million, and $0.2 million of principal outstanding, debt discount, and debt issuance costs, respectively, immediately following the repurchase.

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of 2017 Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for convertible note hedge (the “2017 Hedge”) and warrants (the “2017 Warrants”) concurrently with the issuance of the 2017 Notes.

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

The interest expense recognized on the 2017 Notes during the three months ended March 31, 2017 includes $0.4 million, $0.7 million and $0.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the three months ended March 31, 2016 includes $2.5 million, $3.7 million and $0.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2017 Notes is 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

Prior to January 1, 2017, holders could convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company may not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2017, a minimal amount of holders of the 2017 Notes had elected to convert their notes. The Company settles such conversions through the combination settlement described above. The 2017 Notes are recorded as current liabilities on the March 31, 2017 Consolidated Balance Sheet.

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

Revolving Senior Credit Facility

In February 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) for a revolving senior credit facility (the “Facility”) that provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $150.0 million. The Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the Facility provided the Company remains in compliance with the underlying financial covenants. The Facility matures February 8, 2021, and includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. All assets of the Company and its material subsidiaries are pledged as collateral under the Facility (subject to customary exceptions) pursuant to the term set forth in the Security and Pledge Agreement (the “Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the Facility. At March 31, 2017 the Company does not carry any outstanding revolving loans under the Facility.

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

In April 2017, the Company amended and restated the Credit Agreement. See Note 13 to the Unaudited Consolidated Financial Statements for further information.

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Sales, marketing and administrative expense	$6,795	$4,430
Research and development expense	139	10
Cost of goods sold	83	52
Stock-based compensation expense before taxes	7,017	4,492
Related income tax benefits	(2,666)	(1,797)
Stock-based compensation expense, net of taxes	$4,351	$2,695

At March 31, 2017, there was $68.5 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

The Company issued approximately 0.3 million shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three months ended March 31, 2017 and issued approximately 0.8 million shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2016.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended March 31,
	2017	2016
ESPP
Volatility	25%	31%
Expected term (years)	0.5	0.6
Risk free interest rate	0.5%	0.3%
Expected dividend yield	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 0.1 million shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three months ended March 31, 2017 and issued approximately 1.6 million shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2016.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2017, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits related to excess share-based payments and certain losses for which we receive no tax benefit. The Company’s effective tax rate recorded for the three months ended March 31, 2017 was 11%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.2 million during the three months ended March 31, 2017, primarily related to research and development credits and domestic production activities deductions. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

The Company reports under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products. The Company’s surgical support product offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

Revenue by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Spinal Hardware	$173,704	$151,957
Surgical Support	76,160	63,147
Total Revenue	$249,864	$215,104

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2017	2016	2017	2016
United States	$214,207	$188,351	$169,889	$148,227
International (excludes Puerto Rico)	35,657	26,753	33,788	33,297
Total	$249,864	$215,104	$203,677	$181,524

10.    Commitments

Licensing and Purchasing Agreements

As of March 31, 2017, the Company has obligations under certain consulting arrangements to pay up to approximately $20.0 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of these contingent obligations are considered a cost of goods sold and are recognized ratably as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At March 31, 2017, future commitments for such key executives were approximately $25.6 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

Under the terms of the 2016 Settlement Agreement, the Company paid Medtronic $45.0 million, and the parties released each other from, inter alia, any and all past patent infringement arising from the Medtronic Litigation. As a result, the Company adjusted its litigation accrual from $88.3 million to $45.0 million and recorded a $43.3 million gain in the Consolidated Statement of Operations during the three months ended June 30, 2016. Pursuant to the 2016 Settlement Agreement, the parties granted each other irrevocable, worldwide, nonexclusive, paid-up, royalty-free licenses to practice certain of their respective patents as to certain of their respective existing product lines, subject to specified exceptions and limitations. The 2016 Settlement Agreement also provides that, subject to certain limitations and exceptions, and for a period of seven years, neither party will assert against the other certain claims for patent infringement (generally claims related to spinal implants and related instruments, biologics and neuromonitoring) other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions. Further, Medtronic has agreed that, for a period of five years, and subject to limitations and exceptions, it will not assert against the Company certain other claims for patent infringement other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery is proceeding. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit on April 5, 2017 and the plaintiffs have until April 27, 2017 to respond to the petition. Trial has been set for December 18, 2017. At March 31, 2017, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Shareholder Derivative Litigation

On September 28, 2016, a shareholder derivative complaint was filed by James Borta in the Superior Court of California for the County of San Diego naming certain of the Company’s current and former executive officers and directors for allegedly breaching their fiduciary duties by, among other things, making allegedly false and misleading statements about the Company’s business, operations, and prospects.  The derivative complaint is based upon the same factual allegations as the securities class action litigation and names the Company as a nominal defendant.  The plaintiff filed an Amended Complaint on March 1, 2017. The Company demurred to the Amended Complaint on April 7, 2017. The plaintiff’s response is due on May 12, 2017 and a hearing is scheduled for June 2, 2017. At March 31, 2017, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 22, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. On July 5, 2016, the trial court also awarded MMI attorney’s fees and costs of approximately $1.1 million. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company has filed a notice of appeal of both the verdict and the court’s subsequent award of attorney’s fees and costs. However, the Company did not appeal the judgment with respect to breach of contract and accordingly accrued the $0.3 million in damages during the quarter ended March 31, 2017. During pendency of any appeals, the Company has secured a bond to cover the amount of the judgment and attorneys’ fees and costs.

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter ended March 31, 2016, the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that upon either post-trial motions or appeal the judgment will be vacated and have deemed it probable that is the outcome for all appealed judgments. The Company continues to believe for all judgments under appeal that such judgments will be vacated, and accordingly, at March 31, 2017, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated.  Therefore, for all judgments under appeal the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest, in accordance with the accounting guidance required by ASC 450, Contingencies.

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At March 31, 2017, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

13.    Subsequent Events

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility.

Borrowings under the 2017 Facility are used by the Company to provide financing for working capital and other general corporate purposes, including potential mergers and acquisitions. Borrowings under the 2017 Facility bear interest, at the Company’s option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2017 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) LIBOR for an interest period of one month plus 1.00%. The margin for the 2017 Facility ranges, based on the Company’s consolidated leverage ratio, from 0.00% to 1.00% in the case of base rate loans and from 1.00% to 2.00% in the case of Eurocurrency Rate loans. The 2017 Facility includes an unused line fee ranging, based on the Company’s consolidated leverage ratio, from 0.20% to 0.35% per annum on the revolving commitment.

The 2017 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require the Company to maintain ratios of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in relation to consolidated interest expense and consolidated debt, respectively, as defined in the 2017 Credit Agreement. The 2017 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of the present and future property and assets of the Company and each guarantor. The Company is currently in compliance with the 2017 Credit Agreement covenants.

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

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016  and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission filings. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended  December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products used to aid in the surgical procedure.

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

We believe our MAS platform and its related offerings provide a unique and comprehensive solution for the safe and reproducible minimally-disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury.

We intend to continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of our MAS techniques and additional applications of the MAGEC technology. Such applications include tumor, trauma, and deformity, as well as increased fixation options, sagittal alignment products, imaging and navigation. We also expect to continue expanding our other product and services offerings as we execute on our strategy to offer customers an end-to-end, integrated procedural solution for spine surgery. We intend to continue to pursue business and technology acquisition targets and strategic partnerships.

Revenues and Operations

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Additionally, with our acquisition of BNN Holdings on July 1, 2016, we expect our IOM service and support revenue to increase compared to previous periods. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon receiving a purchase order from the hospital, or acknowledgment from the hospital indicating product use or implantation, or upon shipment to third-party customers who immediately accept title. Revenue from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business.

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

Results of Operations

Revenue

	March 31,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Revenue
Spinal Hardware	$173,704	$151,957	$21,747	14%
Surgical Support	76,160	63,147	13,013	21%
Total revenue	$249,864	$215,104	$34,760	16%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

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

Revenue from our spinal hardware product line offerings increased $21.7 million, or 14%, during the three months ended March 31, 2017 compared to the same period in 2016. Revenue associated with our 2016 acquisitions accounted for approximately 5% of the increase in spinal hardware revenue for the three months ended March 31, 2017 as compared to the same period in 2016. Product volume in spinal hardware, excluding 2016 acquisitions, increased our revenue by approximately 11%, offset by unfavorable pricing changes of approximately 1.6% for the three months ended March 31, 2017 as compared to the same period in 2016. Foreign currency fluctuation for the three months ended March 31, 2017 compared to the same period in 2016, did not have a material impact on spinal hardware revenue.

Revenue from our surgical support product line offerings increased $13.0 million, or 21%, during the three months ended March 31, 2017 compared to the same period in 2016. Revenue associated with our 2016 acquisitions accounted for approximately 24% of the increase in surgical support revenue for the three months ended March 31, 2017 as compared to the same period in 2016. This was offset by unfavorable volume and pricing changes in surgical support, excluding 2016 acquisitions, of approximately 2% and 0.9%, respectively, for the three months ended March 31, 2017 as compared to the same period in 2016. Foreign currency fluctuation for the three months ended March 31, 2017 compared to the same period in 2016, did not have a material impact on surgical support revenue.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$61,613	$54,226	$7,387	14%
% of total revenue	25%	25%

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

Cost of goods sold increased $7.4 million, or 14%, during the three months ended March 31, 2017, compared to the same period in 2016. The cost of goods sold associated with the operations of our 2016 acquisitions accounted for approximately 21% of the total increase during the three months ended March 31, 2017 compared to the same period in 2016. Cost of goods sold for our business, excluding our 2016 acquisitions, increased as a result of the growth in volume, offset with favorable shifts in purchase price, for an overall increase of approximately 7%. Cost of goods sold for the three months ended March 31, 2016 included obsolescence of existing products due to a new product launch in the cervical market and inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies, which accounted for approximately 6% and 9%, respectively, of the total decrease in cost of goods sold for the three months ended March 31, 2017 compared to the same period in 2016. Cost of goods sold as a percentage of revenue remained relatively consistent for the three months ended March 31, 2017 compared to the same period in 2016 for the reasons described above.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended
	March 31,
(in thousands, except %)	2017	2016	$ Change	% Change
Sales, marketing and administrative	$140,502	124,838	$15,664	13%
% of total revenue	56%	58%
Research and development	12,414	10,629	1,785	17%
% of total revenue	5%	5%
Amortization of intangible assets	12,061	7,871	4,190	53%
Business transition costs	55	5,307	(5,252)	(99)%

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

Sales, marketing and administrative expenses increased by $15.7 million, or 13%, during the three months ended March 31, 2017 compared to the same period in 2016, primarily related to increases in shareowner compensation and related expenses due to increased headcount. Other costs which increased as a function of the increase in revenue and expansion included consulting, facilities, travel and equipment, all offset by a decrease in legal expense due to the settlement of the Medtronic litigation in 2016. Sales, marketing and administrative expenses associated with our 2016 acquisitions, which is included in the results discussed herein, accounted for approximately 6% of the increase in sales, marketing and administrative expenses compared to the same period in 2016.

Sales, marketing and administrative expenses as a percentage of revenue slightly decreased during the three months ended March 31, 2017 compared to the same period in 2016. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense increased by $1.8 million, or 17%, during the three months ended March 31, 2017 compared to the same period in 2016. The increase in spending is primarily due to increased spending for our integrated operative solutions technologies and expenses associated with our 2016 acquisitions.

Research and development costs as a percentage of revenue have remained relatively consistent during the three months ended March 31, 2017 compared to the same period in 2016. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Interest and Other Expense, Net

	March 31,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Interest income	$137	$328	(191)	(58)%
Interest expense	(9,799)	(8,472)	(1,327)	16%
Loss on repurchases of convertible notes	—	(17,444)	17,444	(100)%
Other income, net	258	50	208	416%
Total interest and other expense, net	$(9,404)	$(25,538)	$16,134	(63)%

Total interest expense increased by $1.3 million during the three months ended March 31, 2017 compared to the same period in 2016 as a result of issuance of the 2021 Senior Convertible Notes in March 2016. Additionally, a loss of $17.4 million was recognized during the three months ended March 31, 2016 related to the repurchases of a portion of the 2017 Senior Convertible Notes. The total interest and other expense, net, for all period presented included marginal income earned on marketable securities.

Income Tax (Expense) Benefit

	March 31,
(in thousands, except %)	2017	2016
Three Months Ended
Income tax (expense) benefit	$(1,490)	$9,480
Effective income tax rate	11%	71%

The provision for income tax (expense) benefit as a percentage of pre-tax income from continuing operations was 11% for the three months ended March 31, 2017 compared with 71% for the three months ended March 31, 2016. The rate was lower in the first quarter of 2017 than in the first quarter of 2016 due primarily to stronger global earnings, increased benefits related to domestic production activities deductions and the elimination of certain tax expense items as a result of the early adoption of ASU 2016-16 during the first quarter of 2017.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At March 31, 2017, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $30.8 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of March 31, 2017, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $23.6 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

We currently have $63.3 million in principal outstanding of senior convertible notes that will mature on July 1, 2017, which we refer to as the 2017 Notes. Holders of the notes may elect to convert at any time as of January 1, 2017. It is our intent to settle all conversions through combination settlement, whereby we would repay the principal amount in cash and the excess conversion value in shares of common stock. A minimal amount of holders of the 2017 Notes elected to convert their notes for which we settled through combination settlement. Refer to the below section subtitled “2.75% Senior Convertible Notes due 2017” for further details.

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

On February 11, 2016, we acquired Ellipse Technologies for an upfront payment of $380.0 million (including holdbacks for retained employment of Ellipse Technologies leadership that is to be expensed and is not considered part of the final purchase price) and a potential milestone payment of $30.0 million payable in 2017 related to the achievement of a specific revenue target. The revenue-based milestone was achieved as of December 31, 2016. We paid the milestone in April 2017, and no additional consideration is owed related to the acquisition.

In furtherance of our initiative to increase the amount of products that we self-manufacture, in 2015, we added an approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio; we continue to build out and equip the new facility and initial production is underway.

Cash, cash equivalents and marketable securities were $134.0 million and $153.6 million at March 31, 2017 and December 31, 2016, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The change in liquidity during the three months ended March 31, 2017 of $19.6 million was mainly driven by $34.5 million in cash used for purchases of property and equipment, $10.4 million in cash used on treasury stock purchases, and ordinary seasonal payments such as annual bonuses, offset by cash inflow from operations. At March 31, 2017, we have cash totaling $7.5 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $28.0 million for the three months ended March 31, 2017, compared to $57.4 million for the same period in 2016. The $29.4 million decrease in cash provided by operating activities was primarily due to income tax refunds in the prior year shifting to income tax payments in the current year and reduced operational cash flows in the current period primarily related to timing.

Cash Flows from Investing Activities

Cash used in investing activities was $38.3 million for the three months ended March 31, 2017, compared to $190.7 million used for the same period in 2016. The $152.4 million decrease in cash used in investing activities was primarily due to the $380.7 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies during the three months ended March 31, 2016. The funding of the Ellipse Technologies acquisition was partially offset by a net increase of $217.3 million cash received related to activities within investment portfolios during the three months ended March 31, 2016. Additionally, there was an increase of $16.3 million in cash used on purchases of property and equipment associated with our manufacturing initiative and general business during the three months ended March 31, 2017 as compared to the same period in 2016.

Cash Flows from Financing Activities

Cash used in financing activities was $10.1 million for the three months ended March 31, 2017, compared to $210.4 million cash provided for the same period in 2016. The $220.5 million increase in cash used in financing activities was primarily due to the net issuance of the 2021 Senior Convertible Notes of $634.1 million, offset by the net $66.3 million purchase of a call spread related to that issuance during the three months ended March 31, 2016. Additionally, we used approximately $343.8 million of the net proceeds to repurchase a portion of the 2017 Notes during the three months ended March 31, 2016.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $10.4 million during the three months ended March 1, 2017. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). We may not redeem the 2021 Notes prior to March 20, 2019. We may redeem the 2021 Notes, at our option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing any of our other securities. We are unaware of any current events or market conditions that would allow holders to convert the 2021 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

In connection with the offering of the 2021 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2021 Hedge and warrants, which we refer to as the 2021 Warrants. The 2021 Hedge was entered into with the initial purchasers  and/or affiliates, which we refer to as the 2021 Counterparties, entitling us to purchase up to 10,865,270 shares of our own common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2021 Hedge. Our assumed exercise of the 2021 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

2.75% Senior Convertible Notes due 2017

In June 2011, we issued $402.5 million principal amount of Senior Convertible Notes, which we refer to as the 2017 Notes, with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time. Prior to January 1, 2017, holders may convert their 2017 Notes only under the conditions as described in Note 6 to the Unaudited Consolidated Financial Statements, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year. As of March 31, 2017, a minimal amount of holders of the 2017 Notes had elected to convert their notes. We settled such conversions through the combination settlement described above. The 2017 Notes are recorded as current liabilities on the March 31, 2017 Consolidated Balance Sheet.

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

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility.

Borrowings under the 2017 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2017 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) LIBOR for an interest period of one month plus 1.00%. The margin for the 2017 Facility ranges, based on our consolidated leverage ratio, from 0.00% to 1.00% in the case of base rate loans and from 1.00% to 2.00% in the case of Eurocurrency Rate loans. The 2017 Facility includes an unused line fee ranging, based on our consolidated leverage ratio, from 0.20% to 0.35% per annum on the revolving commitment.

The 2017 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain ratios of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) in relation to consolidated interest expense and consolidated debt, respectively, as defined in the 2017 Credit Agreement. The 2017 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. We are currently in compliance with the Credit Agreement covenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and there have been no material changes during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2017, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2017. Based on such evaluation, our management has concluded that as of March 31, 2017, the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively the “Risk Factors”) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Results and Need for Financing

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) that provides for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. All of our assets and the assets of our material subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) and each of our material domestic subsidiaries guarantee the 2017 Facility. The covenants set forth in the 2017 Credit Agreement restrict, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund any person or business that is the subject of sanctions, and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the 2017 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2017 Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the 2017 Facility.

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
10.1#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 9, 2017)

10.2#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 9, 2017)

10.3#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 9, 2017)

10.4

Amended and Restated Credit Agreement, dated April 25, 2017, by and among the Company, as the Borrower, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders party thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.5

Amended and Restated Security and Pledge Agreement, dated April 25, 2017, by and among the Company and certain material subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date:	April 25, 2017	By: /s/ Gregory T. Lucier
Gregory T. Lucier Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	April 25, 2017	By: /s/ Quentin S. Blackford
Quentin S. Blackford Executive Vice President and Chief Financial Officer, Head of Strategy and Corporate Integrity (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 9, 2017)

10.2#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 9, 2017)

10.3#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 9, 2017)

10.4

Amended and Restated Credit Agreement, dated April 25, 2017, by and among the Company, as the Borrower, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders party thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.5

Amended and Restated Security and Pledge Agreement, dated April 25, 2017, by and among the Company and certain material subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
#	Indicates management contract or compensatory plan.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.