Form 10-Q
period 2017-06-30
NUVASIVE INC
filed 2017-07-27
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017 there were 50,803,820 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$130,932	$153,643
Restricted cash and investments	2,402	—
Accounts receivable, net of allowances of $9,399 and $8,912, respectively	190,169	171,595
Inventory, net	236,839	208,249
Prepaid income taxes	19,576	31,926
Prepaid expenses and other current assets	12,310	10,030
Total current assets	592,228	575,443
Property and equipment, net	214,601	181,524
Intangible assets, net	268,466	291,143
Goodwill	486,439	485,685
Deferred tax assets	5,961	5,810
Restricted cash and investments	4,945	7,405
Other assets	33,744	23,794
Total assets	$1,606,384	$1,570,804
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,933	$77,585
Contingent consideration liabilities	19,271	49,742
Accrued payroll and related expenses	49,323	51,000
Income tax liabilities	11,995	2,469
Short-term borrowings	20,000	—
Senior convertible notes	63,302	61,701
Total current liabilities	246,824	242,497
Long-term senior convertible notes	573,532	564,412
Deferred and income tax liabilities, non-current	16,110	18,607
Other long-term liabilities	46,312	44,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2017 and December 31, 2016, 58,081,702 and 55,184,660 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	58	55
Additional paid-in capital	1,033,546	1,010,238
Accumulated other comprehensive loss	(8,131)	(10,631)
Accumulated deficit	(53,077)	(66,859)
Treasury stock at cost; 4,974,534 shares and 4,758,828 shares at June 30, 2017 and December 31, 2016, respectively	(253,503)	(237,867)
Total NuVasive, Inc. stockholders’ equity	718,893	694,936
Non-controlling interest	4,713	5,588
Total equity	723,606	700,524
Total liabilities and equity	$1,606,384	$1,570,804

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016
Revenue	$260,573	$236,210	$510,437	$451,314
Cost of goods sold (excluding below amortization of intangible assets)	66,421	59,745	128,034	113,971
Gross profit	194,152	176,465	382,403	337,343
Operating expenses:
Sales, marketing and administrative	139,109	134,487	279,611	259,325
Research and development	12,572	11,871	24,986	22,500
Amortization of intangible assets	11,349	10,603	23,410	18,474
Litigation liability (gain)	—	(43,310)	—	(43,310)
Business transition costs	1,369	2,756	1,424	8,063
Total operating expenses	164,399	116,407	329,431	265,052
Interest and other expense, net:
Interest income	139	406	276	734
Interest expense	(10,083)	(10,537)	(19,882)	(19,009)
Loss on repurchases of convertible notes	—	—	—	(17,444)
Other expense, net	(501)	(246)	(243)	(196)
Total interest and other expense, net	(10,445)	(10,377)	(19,849)	(35,915)
Income before income taxes	19,308	49,681	33,123	36,376
Income tax expense	(7,079)	(19,891)	(8,569)	(10,411)
Consolidated net income	$12,229	$29,790	$24,554	$25,965
Add back net loss attributable to non-controlling interest	$(432)	$(423)	$(875)	$(880)
Net income attributable to NuVasive, Inc.	$12,661	$30,213	$25,429	$26,845

Net income per share attributable to NuVasive, Inc.:
Basic	$0.25	$0.60	$0.50	$0.54
Diluted	$0.22	$0.57	$0.44	$0.51
Weighted average shares outstanding:
Basic	51,082	50,027	50,825	49,822
Diluted	58,330	53,159	58,059	52,354

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016
Consolidated net income	$12,229	$29,790	$24,554	$25,965
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	1	(6)	(1)	342
Translation adjustments, net of tax	642	2,734	2,501	5,419
Other comprehensive income	643	2,728	2,500	5,761
Total consolidated comprehensive income	12,872	32,518	27,054	31,726
Net loss attributable to non-controlling interest	(432)	(423)	(875)	(880)
Comprehensive income attributable to NuVasive, Inc.	$13,304	$32,941	$27,929	$32,606

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
(unaudited)	2017	2016
Operating activities:
Consolidated net income	$24,554	$25,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,688	46,329
Loss on repurchases of convertible notes	—	17,444
Amortization of non-cash interest	10,882	10,943
Stock-based compensation	15,411	12,357
Reserves on current assets	(95)	6,751
Other non-cash adjustments	7,380	8,387
Deferred income taxes	(2,570)	14,691
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(17,586)	(8,615)
Inventory	(29,012)	(12,019)
Prepaid expenses and other current assets	(2,485)	728
Contingent consideration liabilities	(11,200)	—
Accounts payable and accrued liabilities	4,987	14,384
Litigation liability	—	(43,310)
Accrued payroll and related expenses	(2,004)	(4,356)
Income taxes	10,172	10,534
Net cash provided by operating activities	67,122	100,213
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	—	(380,080)
Other acquisitions and investments	(14,417)	(8,079)
Purchases of intangible assets	(1,695)	(5,918)
Purchases of property and equipment	(68,690)	(52,566)
Purchases of marketable securities	—	(128,956)
Proceeds from sales of marketable securities	—	339,320
Net cash used in investing activities	(84,802)	(236,279)
Financing activities:
Proceeds from the issuance of common stock	5,369	6,150
Purchase of treasury stock	(10,844)	(22,549)
Payment of contingent consideration	(18,800)	—
Proceeds from issuance of convertible debt, net of issuance costs	—	634,140
Proceeds from sale of warrants	—	44,850
Purchase of convertible note hedge	—	(111,150)
Repurchases of convertible notes	—	(343,835)
Proceeds from revolving line of credit	20,000	50,000
Repayments on revolving line of credit	—	(50,000)
Other financing activities	(2,205)	(1,545)
Net cash (used in) provided by financing activities	(6,480)	206,061
Effect of exchange rate changes on cash	1,449	748
(Decrease) increase in cash and cash equivalents	(22,711)	70,743
Cash and cash equivalents at beginning of period	153,643	192,339
Cash and cash equivalents at end of period	$130,932	$263,082

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes the Company’s proprietary software-driven nerve detection and avoidance systems and Intraoperative Monitoring (“IOM”) services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. In May 2015, the Company launched Integrated Global Alignment (“iGA”), in which products and computer assisted technology under the MAS platform help achieve more precise spinal alignment. The individual components of the MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation – Stock Compensation, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-19, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with round down features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company elected to early adopt ASU 2016-16 in the first quarter 2017, which requires any adjustments to be recorded as of the beginning of fiscal 2017. As a result, the Company recorded a modified retrospective adjustment of $11.6 million to deferred tax assets and accumulated deficit as of January 1, 2017. The early adoption resulted in a decrease of $0.9 million and $1.5 million in income tax expense that would have amortized out of prepaid income taxes during the three and six months ended June 30, 2017, respectively, and an increase in both basic and diluted earnings per share of $0.02 and $0.03 for the three and six months ended June 30, 2017.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes unrealized gains or losses, net of tax, on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive income were $8.1 million and $10.6 million at June 30, 2017 and December 31, 2016, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $5.7 million and $11.6 million for the three and six months ended  June 30, 2017, respectively, and $6.6 million and $12.8 million for the three and six months ended June 30, 2016, respectively. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third party merger and acquisition costs and other costs directly associated with such activities. The Company incurred $1.4 million of business transition costs during the three and six months ended June 30, 2017, respectively, and $2.8 million and $8.1 million during the three and six months ended June 30, 2016, respectively, primarily related to acquisition and integration activities.

Litigation Liability Gain

During the three and six months ended June 30, 2016, the Company agreed to settle its ongoing litigation with Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, “Medtronic”). As a result of the settlement, the Company agreed to pay $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing its previous accrual of $88.3 million related to the matter.

See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

2.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income attributable to NuVasive, Inc.	$12,661	$30,213	$25,429	$26,845
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	51,082	50,027	50,825	49,822
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	138	374	180	409
Restricted stock units	1,356	1,281	1,386	1,090
Warrants	2,929	819	2,987	409
Senior Convertible Notes	2,825	658	2,681	624
Weighted average common shares outstanding for diluted	58,330	53,159	58,059	52,354
Basic net income per share attributable to NuVasive, Inc.	$0.25	$0.60	$0.50	$0.54
Diluted net income per share attributable to NuVasive, Inc.	$0.22	$0.57	$0.44	$0.51

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Stock options, employee stock purchase plan, and restricted stock units	41	3	71	1,817
Warrants	10,865	10,865	10,865	15,642
Senior Convertible Notes	—	10,865	—	15,100
Total	10,906	21,733	10,936	32,559

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

3.    Financial Instruments and Fair Value Measurements

As of June 30, 2017, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses), which include gains and losses from derivative instruments, were $(0.5) million and $(0.3) million for the three and six months ended June 30, 2017, respectively, and $(0.3) and $(0.2) million for the three and six months ended June 30, 2016, respectively, and are included in other expense, net in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of June 30, 2017 and December 31, 2016 a notional principal amount of $16.1 million and $15.1 million, respectively, in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net losses on the Company’s forward exchange contracts were $0.9 million and $1.3 million for the three and six months ended June 30, 2017, respectively, and was immaterial and $0.2 million for the three and six months ended June 30, 2016, respectively, and are included in other expense, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was de minimis as of June 30, 2017 and $(0.2) million as of December 31, 2016. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three months ended June 30, 2017.

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, and restricted investments are measured at fair value on a recurring basis, and are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2017:
Cash equivalents:
Money market funds	$17,000	$17,000	$—	$—
Total cash equivalents	$17,000	$17,000	$—	$—

December 31, 2016:
Cash equivalents:
Money market funds	$72,866	$72,866	$—	$—
Corporate notes	4,551	—	4,551	—
Commercial paper	21,471	—	21,471	—
Securities of government-sponsored entities	5,995	—	5,995	—
Total cash equivalents	$104,883	$72,866	$32,017	$—

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

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2017 and December 31, 2016 approximate their related fair values due to the short-term maturities of these instruments.

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at June 30, 2017 and December 31, 2016 were approximately $116.2 million and $102.7 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at June 30, 2017 and December 31, 2016 was $901.8 million and $827.6 million, respectively. See Note 13 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value and settlement of the Company’s Senior Convertible Notes due 2017.

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

Contingent consideration liabilities were $37.4 million and $67.5 million as of June 30, 2017 and December 31, 2016, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. In April 2017, the Company paid the $30.0 million outstanding milestone obligation associated with the Ellipse Technologies acquisition. In accordance with the guidance outlined in ASU 2016-15, $18.8 million of the $30.0 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Consolidated Statement of Cash Flows and the remaining $11.2 million related to increased fair value adjustments and is presented in operating activities. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities assumed in business combinations.

The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$67,501	$—
Contingent consideration liability recorded upon acquisition	533	21,439
Change in fair value measurement	(657)	339
Changes resulting from foreign currency fluctuations	44	32
Contingent consideration paid or settled	(30,000)	—
Fair value measurement at end of period	$37,421	$21,810

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of June 30, 2017 and December 31, 2016.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
June 30, 2017:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$247,148	$(82,352)	$164,796
Manufacturing know-how and trade secrets	12	21,139	(14,432)	6,707
Trade name and trademarks	9	25,200	(9,022)	16,178
Customer relationships	9	118,275	(37,490)	80,785
Total intangible assets subject to amortization	9	$411,762	$(143,296)	$268,466

Intangible assets not subject to amortization:
Goodwill				$486,439
Total goodwill and intangible assets, net				$754,905

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2016:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$247,148	$(66,833)	$180,315
Manufacturing know-how and trade secrets	13	20,572	(13,604)	6,968
Trade name and trademarks	9	25,200	(7,478)	17,722
Customer relationships	9	117,018	(30,880)	86,138
Total intangible assets subject to amortization	9	$409,938	$(118,795)	$291,143

Intangible assets not subject to amortization:
Goodwill				$485,685
Total goodwill and intangible assets, net				$776,828

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2016
Gross goodwill	$493,985
Accumulated impairment loss	(8,300)
485,685
Changes to gross goodwill
Increases recorded in business combinations	374
Changes in purchase price allocation	386
Changes resulting from foreign currency fluctuations	(6)
754
June 30, 2017
Gross goodwill	494,739
Accumulated impairment loss	(8,300)
$486,439

Total expense related to the amortization of intangible assets, which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $12.2 million and $11.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $25.2 million and $20.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2017 is set forth in the table below:

(in thousands)
Remaining 2017	$24,489
2018	46,917
2019	45,235
2020	44,780
2021	42,861
Thereafter through 2026	64,184
Total future amortization expense	$268,466

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

Acquisition of Ellipse Technologies, Inc.

On February 11, 2016, the Company acquired all of the stock interest in Ellipse Technologies, Inc., which now operates as a wholly owned subsidiary of the Company under the renamed legal entity NuVasive Specialized Orthopedics, Inc. (“NSO”), for a purchase price of $380.0 million (including holdbacks for retained employment of Ellipse Technologies leadership that is to be expensed and is not considered part of the final purchase price) and a milestone payment of $30.0 million payable in cash in 2017 related to the achievement of a specific revenue target. A cash payment of $382.2 million, which included additional amounts for cash on hand and traditional working capital adjustments, was transferred at the closing. Subsequent to the closing payment, the Company received $0.6 million from the escrow for traditional working capital adjustments finalized after the closing.

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

In connection with the acquisition, a contingent liability of $18.8 million was recorded as of the acquisition date for the potential revenue-based milestone payment. The liability was fair valued using the Monte Carlo simulation based on specific revenue achievement scenarios and discount factors. Changes in fair value of the liability over the measurement period were recorded in the results of operations in the Consolidated Statements of Operations. The revenue-based milestone was achieved as of December 31, 2016, and the Company adjusted the milestone liability to $30.0 million, which represented the full amount of the milestone obligation under the merger agreement. The Company paid the milestone in April 2017, and no additional consideration is owed related to the acquisition.

Acquisition costs of $4.0 million were recognized in business transition costs as incurred. The Company’s results of operations included the operating results of NSO, since the date of acquisition, of $15.1 million and $21.0 million of revenue for the three and six months ended June 30, 2016, respectively, and net income (loss) of $1.1 million and $(0.7) million for the three and six months ended June 30, 2016, respectively, in the Unaudited Consolidated Statement of Operations.

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2017 and June 30, 2016. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015 and therefore many of the non-recurring business combination adjustments would have been included in the year ended December 31, 2015 by nature of such adjustments instead of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The comparable periods for the three and six months ended June 30, 2016, include adjustments directly attributable to the business combination, including adjustments for increased fair value of acquired inventory of $(7.4) million and $(12.3) million, respectively, immaterial adjustments to revenue for deferred revenue adjustments, and related tax effects. The six month period ended June 30, 2016 also includes an adjustment of $4.0 million for acquisition related expenses. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$260,573	$236,270	$510,437	$457,282
Net income (loss) attributable to NuVasive, Inc.	12,661	35,966	25,429	28,438
Net income per share attributable to NuVasive, Inc.:
Basic	$0.25	$0.72	$0.50	$0.57
Diluted	$0.22	$0.68	$0.44	$0.54

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

Variable Interest Entities

Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of June 30, 2017, the Company has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Total current assets	$781	$334
Identifiable intangible assets, net	9,826	10,900
Goodwill	12,654	12,654
Accounts payable and accrued expenses	496	551
Deferred tax liabilities, net	689	880
Non-controlling interest	4,713	5,588

The following is a reconciliation of equity (net assets) attributable to the non-controlling interest:

	Six Months Ended June 30,
(in thousands)	2017	2016
Non-controlling interest at beginning of period	$5,588	$7,309
Less: Net loss attributable to the non-controlling interest	(875)	(880)
Non-controlling interest at end of period	$4,713	$6,429

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

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	June 30, 2017	December 31, 2016
2.75% Senior Convertible Notes due 2017:
Principal amount	$63,302	$63,317
Unamortized debt discount	—	(1,417)
Unamortized debt issuance costs	—	(199)
	63,302	61,701
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(64,880)	(72,713)
Unamortized debt issuance costs	(11,588)	(12,875)
	573,532	564,412
Total Senior Convertible Notes	$636,834	$626,113

Less: Current portion	(63,302)	(61,701)
Long-term Senior Convertible Notes	$573,532	$564,412

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

The interest expense recognized on the 2021 Notes during the three months ended June 30, 2017 includes $3.7 million, $3.9 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2017 includes $7.3 million, $7.8 million and $1.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended June 30, 2016 includes $3.7 million, $3.7 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2016 includes $4.3 million, $4.4 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the Senior Convertible Notes due 2017 (the “2017 Notes”), the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. Subsequently, in the fourth quarter of 2016, the Company used approximately $96.3 million of cash on hand to repurchase an additional $62.3 million in principal amount outstanding of 2017 Notes, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. The repurchases of 2017 Notes in 2016 resulted in a cumulative loss of approximately $19.1 million, including $17.4 million recorded during the six months ended June 30, 2016. The Company recorded the loss on the repurchases of 2017 Notes in other expense on the accompanying Consolidated Statements of Operations. The loss on the repurchases included the related debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The remaining balances resulting from the aggregate repurchase of a portion of the 2017 Notes were $63.3 million, $1.4 million, and $0.2 million of principal outstanding, debt discount, and debt issuance costs, respectively, immediately following the repurchase.

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

The interest expense recognized on the 2017 Notes during the three months ended June 30, 2017 includes $0.4 million, $0.7 million and $0.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2017 includes $0.9 million, $1.4 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the three months ended June 30, 2016 includes $0.9 million, $1.3 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the six months ended June 30, 2016 includes $3.3 million, $5.0 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2017 Notes is 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually.

Prior to January 1, 2017, holders could convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders could convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company could not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2017, a minimal amount of holders of the 2017 Notes had elected to convert their notes. The Company settled such conversions through the combination settlement described above. The 2017 Notes are recorded as current liabilities on the June 30, 2017 Consolidated Balance Sheet.

2017 Hedge

In connection with the offering of the 2017 Notes, the Company entered into the 2017 Hedge with the initial purchasers and/or their affiliates (the “2017 Counterparties”) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million and accounted for as derivative assets upon issuance of the 2017 Notes. Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative asset was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $37.1 million in other expense for the change in fair value measurement and $43.0 million in additional paid-in-capital during 2011. The 2017 Hedge has an expiration date of July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2017 Hedge. An assumed exercise of the 2017 Hedge by the Company is considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Settlement of 2017 Notes, 2017 Hedge and 2017 Warrants

On July 1, 2017, the 2017 Notes reached maturity and a majority of the holders elected to convert their outstanding notes. The Company paid $64.0 million in cash for the settlement of the outstanding principal amount including accrued interest and issued 650,070 shares for settlement of the conversion value over the principal amount of the notes. On the same date, the Company exercised the 2017 Hedge and received 4,160,789 shares of its own common stock on a net share basis from the 2017 Counterparties.

On May 24, 2017, the Company entered into warrant termination agreements with the 2017 Counterparties to settle the outstanding 2017 Warrants by accelerating the expiration period to varying settlement dates from June 2017 through July 2017, which terminated the existing 2017 Warrants settlement period. The settlement will be delivered in shares of Company common stock, based on a fixed formula using the daily volume weighted average price as the settlement measure. As of June 30, 2017, 2017 Warrants with respect to an aggregate of 6,100,000 shares were settled on a net share basis, resulting in the issuance of 2,328,351 shares of the Company’s common stock to the 2017 Counterparties. The remaining 2017 Warrants, with respect to an aggregate of 3,453,096 shares, will be settled on a net share basis throughout July 2017.

See Note 13 to the Unaudited Consolidated Financial Statements for further discussion on the settlement of the 2017 Notes, 2017 Hedge and 2017 Warrants.

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. As of June 30, 2017, the Company had $20.0 million outstanding under the 2017 Facility, at an interest rate of 2.97% (one month LIBOR plus 1.75%).

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

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Sales, marketing and administrative expense	$7,891	$7,415	$14,686	$11,846
Research and development expense	428	397	567	406
Cost of goods sold	75	53	158	105
Stock-based compensation expense before taxes	8,394	7,865	15,411	12,357
Related income tax benefits	(3,190)	(3,146)	(5,856)	(4,943)
Stock-based compensation expense, net of taxes	$5,204	$4,719	$9,555	$7,414

At June 30, 2017, there was $62.7 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

The Company issued approximately 16,000 and 316,000 shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and six months ended June 30, 2017, respectively, and issued approximately 772,000 shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2016.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
ESPP
Volatility	21%	31%	23%	31%
Expected term (years)	0.5	0.5	0.5	0.6
Risk free interest rate	0.8%	0.4%	0.6%	0.3%
Expected dividend yield	—%	—%	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 23,000 and 162,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and six months ended June 30, 2017, respectively, and issued approximately 1,556,000 shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2016.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2017, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits related to excess share-based payments and certain losses for which the Company receives no tax benefit. The Company’s effective tax rate recorded for the six months ended June 30, 2017 was 26%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.5 million during the six months ended June 30, 2017, primarily related to research and development credits and domestic production activities deductions. The Company does not anticipate that there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Revenue by product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Spinal Hardware	$183,589	$171,242	$357,293	$323,199
Surgical Support	76,984	64,968	153,144	128,115
Total Revenue	$260,573	$236,210	$510,437	$451,314

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2017	2016	2017	2016	2017	2016
United States	$217,147	$200,599	$431,354	$388,949	$177,657	$148,227
International (excludes Puerto Rico)	43,426	35,611	79,083	62,365	36,944	33,297
Total	$260,573	$236,210	$510,437	$451,314	$214,601	$181,524

10.    Commitments

Licensing and Purchasing Agreements

As of June 30, 2017 the Company has obligations under certain consulting arrangements to pay up to approximately $20.4 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of these contingent obligations are considered a cost of goods sold and are recognized ratably as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At June 30, 2017, future commitments for such key executives were approximately $32.6 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

Legal Proceedings

Medtronic Sofamor Danek USA, Inc. Litigation

In August 2008, Medtronic filed a patent infringement lawsuit against the Company (the “Medtronic Litigation”), alleging that certain of the Company’s products or methods, including the XLIF procedure, infringe, or contribute to the infringement of, various U.S. patents assigned or licensed to Medtronic. The Company brought counterclaims against Medtronic alleging infringement of certain of the Company’s patents. On July 13, 2016, the Company entered into a settlement and patent license agreement (the “2016 Settlement Agreement”) with Medtronic to settle the Medtronic Litigation. The Company no longer has any remaining liability or restricted cash related to this matter.

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

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery is proceeding. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit on April 5, 2017 and the plaintiffs have filed an opposition to the petition. Trial has been set for December 18, 2017. At June 30, 2017, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Shareholder Derivative Litigation

On September 28, 2016, a shareholder derivative complaint was filed by James Borta in the Superior Court of California for the County of San Diego naming certain of the Company’s current and former executive officers and directors for allegedly breaching their fiduciary duties by, among other things, making allegedly false and misleading statements about the Company’s business, operations, and prospects.  The derivative complaint is based upon the same factual allegations as the securities class action litigation and names the Company as a nominal defendant. The plaintiff filed an Amended Complaint on March 1, 2017. The Company demurred to the Amended Complaint on April 7, 2017 and the court sustained the Company’s demurrer and provided the plaintiff thirty days to file an amended complaint. On June 30, 2017 the plaintiff filed a Second Amended Derivative Complaint. At June 30, 2017, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 19, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. On July 5, 2016, the trial court also awarded MMI attorney’s fees and costs of approximately $1.1 million. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company has appealed both the verdict and the court’s subsequent award of attorney’s fees and costs. However, the Company did not appeal the judgment with respect to breach of contract and accordingly accrued the $0.3 million in damages during the six months ended June 30, 2017. During pendency of any appeals, the Company has secured a bond to cover the amount of the judgment and attorneys’ fees and costs.

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter ended March 31, 2016, the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that upon either post-trial motions or appeal the judgment will be vacated and have deemed it probable that is the outcome for all appealed judgments. The Company continues to believe for all judgments under appeal that such judgments will be vacated, and accordingly, at June 30, 2017, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated.  Therefore, for all judgments under appeal the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest, in accordance with the accounting guidance required by ASC 450, Contingencies.

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At June 30, 2017, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

On June 9, 2017, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid.  The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. The Company is working with the OIG to understand the scope of the subpoena and its request for documents, and the Company intends to fully cooperate with the OIG's request. No assurance can be given as to the timing or outcome of this investigation. At June 30, 2017, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

13.    Subsequent Events

Settlement of 2017 Notes and 2017 Hedge

On July 1, 2017, the 2017 Notes reached maturity and a majority of the holders elected to convert their outstanding notes. The Company paid $64.0 million in cash for the settlement of the outstanding principal amount including accrued interest and issued 650,070 shares for settlement of the conversion value over the principal amount of the notes. On the same date, the Company exercised the 2017 Hedge and received 4,160,789 shares of its own common stock on a net share basis from the 2017 Counterparties.

On May 24, 2017, the Company entered into warrant termination agreements with the 2017 Counterparties to settle the outstanding 2017 Warrants by accelerating the expiration period to varying settlement dates from June 2017 through July 2017, which terminated the existing 2017 Warrants settlement period. The settlement will be delivered in shares of Company common stock, based on a fixed formula using the daily volume weighted average price as the settlement measure. As of June 30, 2017, 2017 Warrants with respect to an aggregate of 6,100,000 shares were settled on a net share basis, resulting in the issuance of 2,328,351 shares of the Company’s common stock to the 2017 Counterparties. The remaining 2017 Warrants, with respect to an aggregate of 3,453,096 shares, will be settled on a net share basis throughout July 2017.

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

Results of Operations

Revenue

	June 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Revenue
Spinal Hardware	$183,589	$171,242	$12,347	7%
Surgical Support	76,984	64,968	12,016	18%
Total revenue	$260,573	$236,210	$24,363	10%
Six Months Ended
Revenue
Spinal Hardware	$357,293	$323,199	$34,094	11%
Surgical Support	153,144	128,115	25,029	20%
Total revenue	$510,437	$451,314	$59,123	13%

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

Revenue from our spinal hardware product line offerings increased $12.3 million and $34.1 million, or 7% and 11%, during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Revenue associated with our 2016 acquisitions accounted for approximately 2% of the increase in spinal hardware revenue for the six months ended June 30, 2017, as compared to the same period in 2016. Product volume in spinal hardware, excluding 2016 acquisitions, increased our revenue by approximately 11%, offset by unfavorable pricing impacts of approximately 2% for both the three months and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Foreign currency fluctuation had an insignificant impact on revenue from spinal hardware for the periods presented.

Revenue from our surgical support product line offerings increased $12.0 million and $25.0 million, or 18% and 20%, during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Revenue associated with our 2016 acquisitions accounted for approximately 23% of the increase in surgical support revenue for both the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. This was offset by unfavorable volume and pricing impacts in surgical support, excluding 2016 acquisitions, of approximately 3% and 1%, respectively, for both the three months and six months ended June 30, 2017 as compared to the same periods in 2016. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the periods presented.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$66,421	$59,745	$6,676	11%
% of total revenue	25%	25%
Six Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$128,034	$113,971	$14,063	12%
% of total revenue	25%	25%

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

Cost of goods sold increased $6.7 million and $14.1 million, or 11% and 12%, during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The cost of goods sold associated with the operations of our 2016 acquisitions accounted for approximately 15% and 18% of the total increase during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Cost of goods sold for our business, excluding our 2016 acquisitions, increased primarily due to growth in volume, but also includes shifts in purchase price and product mix, for an overall increase of approximately 10% and 11% for the three and six months ended June 30, 2017, respectively. These increases in cost of goods sold were partially offset by reduced expenses for approximately 14% and 17%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 which included inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies, non-recurring inventory expenses, and obsolescence reserves for a 2016 new product launch in the cervical market. Cost of goods sold as a percentage of revenue remained relatively consistent for the three and six months ended June 30, 2017 compared to the same periods in 2016 for the reasons described above.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended
	June 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Sales, marketing and administrative	$139,109	134,487	$4,622	3%
% of total revenue	53%	57%
Research and development	12,572	11,871	701	6%
% of total revenue	5%	5%
Amortization of intangible assets	11,349	10,603	746	7%
Litigation liability (gain)	—	(43,310)	43,310	(100)%
Business transition costs	1,369	2,756	(1,387)	(50)%

	Six Months Ended
	June 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Sales, marketing and administrative	$279,611	259,325	$20,286	8%
% of total revenue	55%	57%
Research and development	24,986	22,500	2,486	11%
% of total revenue	5%	5%
Amortization of intangible assets	23,410	18,474	4,936	27%
Litigation liability (gain)	—	(43,310)	43,310	(100)%
Business transition costs	1,424	8,063	(6,639)	(82)%

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

Sales, marketing and administrative expenses increased by $4.6 million and $20.3 million, or 3% and 8%, during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily related to increases in shareowner compensation and related expenses due to increased headcount. Other costs which increased as a function of the increase in revenue and expansion included consulting, facilities, travel and equipment, all offset by a decrease in legal expense due to the settlement of the Medtronic litigation in 2016. Sales, marketing and administrative expenses associated with our 2016 acquisitions, which is included in the results discussed herein, accounted for approximately 2% and 4% of the increase in sales, marketing and administrative expenses for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

Sales, marketing and administrative expenses as a percentage of revenue slightly decreased during the three and six months ended June 30, 2017 compared to the same periods in 2016. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense increased by $0.7 million and $2.5 million, or 6% and 11%, during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in spending is primarily due to increased spending for our integrated operative solutions technologies and expenses associated with our 2016 acquisitions.

Research and development costs as a percentage of revenue have remained relatively consistent during the three and six months ended June 30, 2017 compared to the same periods in 2016. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Litigation Liability Gain

During the three and six months ended June 30, 2016, we agreed to settle our ongoing litigation with Medtronic. As a result of the settlement, we agreed to pay $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing our previous accrual of $88.3 million related to the matter.

Interest and Other Expense, Net

	June 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Interest income	$139	$406	(267)	(66)%
Interest expense	(10,083)	(10,537)	454	(4)%
Other expense, net	(501)	(246)	(255)	104%
Total interest and other expense, net	$(10,445)	$(10,377)	$(68)	1%
Six Months Ended
Interest income	$276	$734	(458)	(62)%
Interest expense	(19,882)	(19,009)	(873)	5%
Loss on repurchases of convertible notes	—	(17,444)	17,444	(100)%
Other expense, net	(243)	(196)	(47)	24%
Total interest and other expense, net	$(19,849)	$(35,915)	$16,066	(45)%

Total interest expense was consistent during the three and six months ended June 30, 2017 compared to the same periods in 2016. A loss of $17.4 million was recognized during the six months ended June 30, 2016 related to the repurchases of a portion of the Senior Convertible Notes due 2017. The total interest and other expense, net, for all periods presented included marginal income earned on marketable securities.

Income Tax Expense

	June 30,
(in thousands, except %)	2017	2016
Three Months Ended
Income tax expense	$7,079	$19,891
Effective income tax rate	37%	40%
Six Months Ended
Income tax expense	$8,569	$10,411
Effective income tax rate	26%	29%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 37% for the three months ended June 30, 2017 compared with 40% for the three months ended June 30, 2016. The rate was lower in 2017 due primarily to stronger global earnings, increased benefits related to domestic production activities deductions and the elimination of certain tax expense items as a result of the early adoption of ASU 2016-16 during the first quarter of 2017, offset by lower tax benefits in 2017 related to excess share-based compensation payments.

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 26% for the six months ended June 30, 2017 compared with 29% for the six months ended June 30, 2016. The rate was lower in 2017 due primarily to stronger global earnings, increased benefits related to domestic production activities deductions and the elimination of certain tax expense items as a result of the early adoption of ASU 2016-16 during the first quarter of 2017, offset by lower tax benefits in 2017 related to excess share-based compensation payments.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At June 30, 2017, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $29.9 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of June 30, 2017, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $31.0 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

On June 9, 2017, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG, in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. We are working with the OIG to understand the scope of the subpoena and its request for documents, and we intend to fully cooperate with the OIG's request.  No assurance can be given as to the timing or outcome of this investigation, and the probable outcome of this matter cannot be determined.

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

On July 1, 2017, the Senior Convertible Notes due 2017, which we refer to as the 2017 Notes, reached maturity and a majority of the holders elected to convert their outstanding notes. We paid $64.0 million in cash for the settlement of the outstanding principal amount including accrued interest and issued 650,070 shares for settlement of the conversion value over the principal amount of the notes. Refer to the below section subtitled “2.75% Senior Convertible Notes due 2017” for further details.

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. We anticipate these milestones will become payable at varying times between 2017 and 2020. We expect the imaging software and technology platform to be incorporated into our MAS platform to form a foundational element in our imaging, navigation and automation platform development strategy.

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

In furtherance of our initiative to increase the amount of products that we self-manufacture, in 2015, we added an approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio; we have built out and equipped the new facility and initial production is underway.

Cash, cash equivalents and marketable securities were $130.9 million and $153.6 million at June 30, 2017 and December 31, 2016, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The change in liquidity during the six months ended June 30, 2017 of $22.7 million was mainly driven by $68.7 million in cash used for purchases of property and equipment, $30.0 million in cash used for a contingent consideration payment to Ellipse Technologies, $14.4 million in cash used for strategic investments, and $10.8 million in cash used on treasury stock purchases, offset by a $20.0 million draw on the line of credit and $67.1 million from cash inflow from operations. At June 30, 2017, we have cash totaling $7.3 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $67.1 million for the six months ended June 30, 2017, compared to $100.2 million for the same period in 2016. The $33.1 million decrease in cash provided by operating activities was primarily due to reduced operational cash flows in the current period related to timing of spending and cash receipts, offset by $45.0 million in cash paid for the settlement of the Medtronic litigation matter in 2016. Additionally, we paid $30.0 million in 2017 for contingent consideration related to the acquisition of Ellipse Technologies, of which $11.2 million related to increased fair value adjustments and thus decreased cash flows from operating activities, with the remaining $18.8 million representing the initial purchase price allocation, which flows through financing activities.

Cash Flows from Investing Activities

Cash used in investing activities was $84.8 million for the six months ended June 30, 2017, compared to $236.3 million used for the same period in 2016. The $151.5 million decrease in cash used in investing activities was primarily due to the $380.1 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies during the six months ended June 30, 2016. The funding of the Ellipse Technologies acquisition was partially offset by a net increase of $210.4 million cash received related to activities within investment portfolios during the six months ended June 30, 2016. Additionally, there was an increase of $16.1 million in cash used on purchases of property and equipment associated with our manufacturing initiative and general business during the six months ended June 30, 2017 as compared to the same period in 2016.

Cash Flows from Financing Activities

Cash used in financing activities was $6.5 million for the six months ended June 30, 2017, compared to $206.1 million cash provided for the same period in 2016. The $212.6 million decrease in cash provided by financing activities was primarily due to the net issuance of the Senior Convertible Notes due 2021 of $634.1 million, offset by the net $66.3 million purchase of a call spread related to that issuance during the six months ended June 30, 2016. Additionally, we used approximately $343.8 million of the net proceeds to repurchase a portion of the Senior Convertible Notes due 2017during the six months ended June 30, 2016.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $10.8 million during the six months ended June 30, 2017. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

2.75% Senior Convertible Notes due 2017

On July 1, 2017, the 2017 Notes reached maturity and a majority of the holders elected to convert their outstanding notes. We paid $64.0 million in cash for the settlement of the outstanding principal amount including accrued interest and issued 650,070 shares for settlement of the conversion value over the principal amount of the notes.

In June 2011, we issued $402.5 million principal amount of the 2017 Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves repayment of an amount of cash equal to the principal amount and any excess of the conversion value over the principal amount in shares of common stock. The initial conversion rate of the 2017 Notes is 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders may convert their 2017 Notes at any time. Prior to January 1, 2017, holders may convert their 2017 Notes only under the conditions as described in Note 6 to the Unaudited Consolidated Financial Statements, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature will be dilutive to our earnings per share when our stock price average for the period is greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and is payable semi-annually on January 1st and July 1st each year.

In connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, which we refer to as the 2017 Hedge, with the initial purchasers and/or their affiliates, which we refer to as the 2017 Counterparties, entitling us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge has an expiration date of July 1, 2017. The 2017 Hedge is expected to reduce the potential equity dilution upon conversion of the 2017 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2017 Hedge. Our assumed exercise of the 2017 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. On July 1, 2017, we exercised the 2017 Hedge and received 4,160,789 shares of our own common stock on a net share basis from the 2017 Counterparties.

In addition, we sold warrants, which we refer to as the 2017 Warrants, to the 2017 Counterparties to acquire up to 477,654 shares of our Series A Participating Preferred Stock, at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is initially convertible into 20 shares of our common stock, or up to 9,553,080 common shares in total. The 2017 Warrants expire on various dates from September 2017 through January 2018 and may be settled in cash or net shares.  It is our current intent and policy to settle all conversions in shares of our common stock. We received $47.9 million in cash proceeds from the sale of the 2017 Warrants. The 2017 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year-to-date period) exceeds the strike price of the 2017 Warrants, which is $49.43 per share.

On May 24, 2017, we entered into warrant termination agreements with the 2017 Counterparties to settle the outstanding 2017 Warrants by accelerating the expiration period to varying settlement dates from June 2017 through July 2017, which terminated the existing 2017 Warrants settlement period. The settlement will be delivered in shares of our common stock, based on a fixed formula using the daily volume weighted average price as the settlement measure. As of June 30, 2017, 2017 Warrants with respect to an aggregate of 6,100,000 shares were settled on a net share basis, resulting in the issuance of 2,328,351 shares of our common stock to the 2017 Counterparties. The remaining 2017 Warrants, with respect to an aggregate of 3,453,096 shares, will be settled on a net share basis throughout July 2017.

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. As of June 30, 2017, we had $20.0 million outstanding under the 2017 Facility, at an interest rate of 2.97% (one month LIBOR plus 1.75%).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and there have been no material changes during the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of June 30, 2017, there were no material changes, excluding the aforementioned lease commitment, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2017. Based on such evaluation, our management has concluded that as of June 30, 2017, the Company’s disclosure controls and procedures are effective.

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

Risks Related to Regulatory and Compliance

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

In July 2015, we entered into a settlement agreement with the U.S. Department of Justice, or DOJ, pursuant to which we paid $13.5 million to resolve an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. We admitted no wrongdoing as part of the settlement. In August 2015, we received a civil investigative demand, or CID, issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ. Additionally, on June 9, 2017, we received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services, or OIG, in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. We are working with the OIG to understand the scope of the subpoena and its request for documents, and we intend to fully cooperate with the OIG’s request.

No assurance can be given as to the timing or outcome of these investigations. Responding to government requests and investigations requires considerable resources, including the time and attention of management. If we were to become the subject of an enforcement action, including any action resulting from the investigation by the DOJ or the OIG, it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have a material adverse effect on our results of operations, financial condition and liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2017, we entered into warrant termination agreements (the “Termination Agreements”) with each of Goldman, Sachs & Co. LLC (f/k/a Goldman, Sachs & Co.) (“Goldman”) and Bank of America, N.A., an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Bank of America”) to terminate the outstanding 2017 Warrants that were issued to Goldman and Bank of America pursuant to the letter agreements between us and each of Goldman and Bank of America, dated as of June 22, 2011 and June 24, 2011. Pursuant to the terms of the Termination Agreements, 2017 Warrants with respect to an aggregate of 9,553,096 shares of our common stock will be terminated. In consideration of the termination of the 2017 Warrants, we will deliver to Goldman and Bank of America shares of our common stock, which are being issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. As of June 30, 2017, 2017 Warrants with respect to an aggregate of 6,100,000 shares were settled on a net share basis, resulting in the issuance of 991,675 shares to Goldman and 1,336,676 shares to Bank of America. The remaining 2017 Warrants, with respect to an aggregate of 3,453,096 shares, will be settled on a net share basis throughout July 2017. The 2017 Warrants were sold by us to Goldman and Bank of America as part of the 2017 Notes issuance in which proceeds from that issuance were used to finance the Company for general purposes.

In connection with the issuance of the 2017 Notes, we entered into letter agreements with respect to the 2017 Hedge with Goldman and Bank of America, dated as of June 22, 2011 and June 24, 2011.  The 2017 Hedge entitled us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share. On July 1, 2017, we exercised the 2017 Hedge and received 4,160,789 shares of our common stock from Goldman and Bank of America.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 26, 2017, we amended and restated the NuVasive, Inc. Executive Severance Plan (the “Executive Severance Plan”). The Executive Severance Plan provides eligible executives with severance benefits upon an involuntary termination of employment by the Company that is not for cause (as defined in the Executive Severance Plan). The primary purpose of the amendment and restatement of the Executive Severance Plan is to (i) provide that severance pay and benefits shall be subject to and conditioned upon continued compliance with post-termination restrictive covenants, clawback provisions, and a general release of claims and (ii) modify the payment terms for severance pay such that any severance pay shall be paid in installments rather than as a lump sum.  The foregoing description of the Executive Severance Plan, as amended and restated, is qualified in its entirety by reference to the full text of the Amended and Restated Severance Plan, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1	Warrant Termination Agreement, dated as of May 24, 2017, between the Company and Bank of America, N.A.
10.2	Warrant Termination Agreement, dated as of May 24, 2017, between the Company and Goldman Sachs & Co. LLC
10.3#	NuVasive, Inc. Amended and Restated Executive Severance Plan
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

NUVASIVE, INC.

Date: July 27, 2017	By:	/s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2017	By:	/s/ Quentin S. Blackford
Quentin S. Blackford
Executive Vice President and Chief Financial Officer, Head of Strategy and Corporate Integrity
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1	Warrant Termination Agreement, dated as of May 24, 2017, between the Company and Bank of America, N.A.
10.2	Warrant Termination Agreement, dated as of May 24, 2017, between the Company and Goldman Sachs & Co. LLC
10.3#	NuVasive, Inc. Amended and Restated Executive Severance Plan
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