Form 10-Q
period 2017-09-30
NUVASIVE INC
filed 2017-10-24
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017 there were 50,967,968 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$62,200	$153,643
Restricted cash and investments	2,402	—
Accounts receivable, net of allowances of $10,708 and $8,912, respectively	187,247	171,595
Inventory, net	249,003	208,249
Prepaid income taxes	19,817	31,926
Prepaid expenses and other current assets	9,184	10,030
Total current assets	529,853	575,443
Property and equipment, net	220,809	181,524
Intangible assets, net	294,445	291,143
Goodwill	538,310	485,685
Deferred tax assets	6,093	5,810
Restricted cash and investments	4,946	7,405
Other assets	34,460	23,794
Total assets	$1,628,916	$1,570,804
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,552	$77,585
Contingent consideration liabilities	19,275	49,742
Accrued payroll and related expenses	51,965	51,000
Income tax liabilities	857	2,469
Short-term borrowings	40,000	—
Senior convertible notes	—	61,701
Total current liabilities	185,649	242,497
Long-term senior convertible notes	578,192	564,412
Deferred and income tax liabilities, non-current	29,667	18,607
Other long-term liabilities	75,213	44,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2017 and December 31, 2016, 55,959,798 and 55,184,660 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	60	55
Additional paid-in capital	1,347,482	1,010,238
Accumulated other comprehensive loss	(6,855)	(10,631)
Accumulated deficit	(19,460)	(66,859)
Treasury stock at cost; 4,992,333 shares and 4,758,828 shares at September 30, 2017 and December 31, 2016, respectively	(565,313)	(237,867)
Total NuVasive, Inc. stockholders’ equity	755,914	694,936
Non-controlling interest	4,281	5,588
Total equity	760,195	700,524
Total liabilities and equity	$1,628,916	$1,570,804

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016
Revenue	$247,431	$239,649	$757,868	$690,963
Cost of goods sold (excluding below amortization of intangible assets)	65,583	59,196	193,617	173,167
Gross profit	181,848	180,453	564,251	517,796
Operating expenses:
Sales, marketing and administrative	125,800	131,886	405,411	391,211
Research and development	12,720	12,516	37,706	35,016
Amortization of intangible assets	11,630	11,438	35,040	29,912
Litigation liability loss (gain)	750	—	750	(43,310)
Business transition costs	345	3,451	1,769	11,514
Total operating expenses	151,245	159,291	480,676	424,343
Interest and other expense, net:
Interest income	79	190	355	924
Interest expense	(8,898)	(10,979)	(28,780)	(29,988)
Loss on repurchases of convertible notes	—	—	—	(17,444)
Other (expense) income, net	(139)	94	(382)	(102)
Total interest and other expense, net	(8,958)	(10,695)	(28,807)	(46,610)
Income before income taxes	21,645	10,467	54,768	46,843
Income tax benefit (expense)	11,540	(6,972)	2,971	(17,383)
Consolidated net income	$33,185	$3,495	$57,739	$29,460
Add back net loss attributable to non-controlling interest	$(432)	$(431)	$(1,307)	$(1,311)
Net income attributable to NuVasive, Inc.	$33,617	$3,926	$59,046	$30,771

Net income per share attributable to NuVasive, Inc.:
Basic	$0.66	$0.08	$1.16	$0.62
Diluted	$0.64	$0.07	$1.05	$0.58
Weighted average shares outstanding:
Basic	50,747	50,264	50,799	49,970
Diluted	52,794	55,782	56,304	53,498

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016
Consolidated net income	$33,185	$3,495	$57,739	$29,460
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	—	(10)	(1)	332
Translation adjustments, net of tax	1,276	470	3,777	5,889
Other comprehensive income	1,276	460	3,776	6,221
Total consolidated comprehensive income	34,461	3,955	61,515	35,681
Net loss attributable to non-controlling interest	(432)	(431)	(1,307)	(1,311)
Comprehensive income attributable to NuVasive, Inc.	$34,893	$4,386	$62,822	$36,992

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
(unaudited)	2017	2016
Operating activities:
Consolidated net income	$57,739	$29,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,922	73,765
Loss on repurchases of convertible notes	—	17,444
Amortization of non-cash interest	15,676	16,906
Stock-based compensation	14,984	19,645
Reserves on current assets	1,741	9,027
Other non-cash adjustments	11,029	11,369
Deferred income taxes	(3,705)	24,810
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,796)	(3,038)
Inventory	(36,180)	(22,423)
Prepaid expenses and other current assets	226	(3,457)
Contingent consideration liabilities	(11,200)	—
Accounts payable and accrued liabilities	(5,857)	5,854
Litigation liability	1,000	(88,450)
Accrued payroll and related expenses	502	(1,670)
Income taxes	(1,195)	6,778
Net cash provided by operating activities	118,886	96,020
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	—	(380,080)
Other acquisitions and investments	(62,371)	(108,150)
Purchases of intangible assets	(2,270)	(5,918)
Purchases of property and equipment	(97,030)	(73,882)
Purchases of marketable securities	—	(128,956)
Proceeds from sales of marketable securities	—	407,032
Net cash used in investing activities	(161,671)	(289,954)
Financing activities:
Proceeds from the issuance of common stock	5,517	6,668
Purchase of treasury stock	(11,709)	(24,441)
Payment of contingent consideration	(18,800)	—
Proceeds from issuance of convertible debt, net of issuance costs	—	634,140
Proceeds from sale of warrants	—	44,850
Purchase of convertible note hedge	—	(111,150)
Repurchases of convertible notes	(63,317)	(343,835)
Proceeds from revolving line of credit	60,000	50,000
Repayments on revolving line of credit	(20,000)	(50,000)
Other financing activities	(2,316)	(1,701)
Net cash (used in) provided by financing activities	(50,625)	204,531
Effect of exchange rate changes on cash	1,967	882
(Decrease) increase in cash and cash equivalents	(91,443)	11,479
Cash and cash equivalents at beginning of period	153,643	192,339
Cash and cash equivalents at end of period	$62,200	$203,818

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. The Company performed an assessment of the impact of ASU 2014-09 on the Consolidated Financial Statements, and considered all items outlined in the standard. In assessing the impact, the Company has outlined all revenue generating activities, mapped those activities to deliverables and traced those deliverables to the standard. The Company is now finalizing the impact of the change on the deliverables. The Company will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the Consolidated Financial Statements and related disclosures throughout 2017. The Company believes the adoption will modify the way the Company analyzes contracts. The Company will adopt the new standard beginning January 2018.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, ASU 2016-01 changes the disclosure requirements for financial instruments. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted for certain provisions. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt certain provisions.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company believes the adoption will modify its analyses and disclosures of lease agreements considering operating leases are a significant portion of the Company’s total lease commitments. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update will be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company does not expect the adoption to have any significant impact on its Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, which changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The amendments in this update will be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company elected to early adopt ASU 2016-16 in the first quarter 2017, which requires any adjustments to be recorded as of the beginning of fiscal 2017. As a result, the Company recorded a modified retrospective adjustment of $11.6 million to deferred tax assets and accumulated deficit as of January 1, 2017. The early adoption resulted in a decrease of $1.0 million and $2.5 million in income tax expense that would have amortized out of prepaid income taxes during the three and nine months ended September 30, 2017, respectively. The decrease in income tax expense resulted in an increase in basic earnings per share of $0.02 and $0.05 for the three and nine months ended September 30, 2017, respectively, and an increase in diluted earnings per share of $0.02 and $0.04 for the three and nine months ended September 30, 2017, respectively.

In January 2017, the FASB issued Accounting Standards Update No. 2017-03, Accounting Changes and Error Corrections and Investments – Equity Method and Joint Ventures (“ASU 2017-03”), which will require registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. This update is effective immediately. The Company is in the process of determining the impact of recently issued accounting standards on its Consolidated Financial Statements. The Company will revise its disclosures for the standards not yet adopted as required by ASU 2017-03 as the Company progresses through its impact assessments.

Revenue Recognition

In accordance with SEC guidance, the Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants, biologics and disposables is generally recognized upon a purchase order from the hospital or acknowledgment from the hospital indicating product use or implantation, or upon shipment to third-party customers who immediately accept title. Revenue from IOM services is recognized in the period the service is performed for the amount of payment expected to be received. Revenue from the sale of instrument sets and nerve monitoring systems is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes unrealized gains or losses, net of tax, on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $6.9 million and $10.6 million at September 30, 2017 and December 31, 2016, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $6.0 million and $17.5 million for the three and nine months ended September 30, 2017, respectively, and $5.7 million and $18.4 million for the three and nine months ended September 30, 2016, respectively. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering.  Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. The Company incurred $0.3 million and $1.8 million of business transition costs during the three and nine months ended September 30, 2017, respectively, and $3.5 million and $11.5 million during the three and nine months ended September 30, 2016, respectively, primarily related to acquisition and integration activities.

Litigation Liability Loss (Gain)

During the nine months ended September 30, 2016, the Company settled its ongoing litigation with Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, “Medtronic”). As a result of the settlement, the Company paid $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing its previous accrual of $88.3 million related to the matter.

See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

2.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income attributable to NuVasive, Inc.	$33,617	$3,926	$59,046	$30,771
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	50,747	50,264	50,799	49,970
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	129	223	163	347
Restricted stock units	875	1,483	1,216	1,221
Warrants	—	2,141	1,991	986
Senior Convertible Notes	1,043	1,671	2,135	974
Weighted average common shares outstanding for diluted	52,794	55,782	56,304	53,498
Basic net income per share attributable to NuVasive, Inc.	$0.66	$0.08	$1.16	$0.62
Diluted net income per share attributable to NuVasive, Inc.	$0.64	$0.07	$1.05	$0.58

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Stock options, employee stock purchase plan, and restricted stock units	7	6	50	1,213
Warrants	10,865	10,865	10,865	14,050
Senior Convertible Notes	—	—	—	10,067
Total	10,872	10,871	10,915	25,330

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

3.    Financial Instruments and Fair Value Measurements

As of September 30, 2017, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses), which include gains and losses from derivative instruments, were $0.2 million and $(0.1) million for the three and nine months ended September 30, 2017, respectively, and $0.1 and $(0.1) million for the three and nine months ended September 30, 2016, respectively, and are included in other (expense) income, net in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of September 30, 2017 and December 31, 2016 a notional principal amount of $14.7 million and $15.1 million, respectively, in foreign currency forward contracts was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net losses on the Company’s forward exchange contracts were $0.4 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, and were $0.2 million and $0.3 million for the three and nine months ended September 30, 2016, respectively, and are included in other (expense) income, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $(0.1) million as of September 30, 2017 and $(0.2) million as of December 31, 2016. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three months ended September 30, 2017.

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, and restricted investments are measured at fair value on a recurring basis, and are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
September 30, 2017:
Cash equivalents:
Money market funds	$11,000	$11,000	$—	$—
Total cash equivalents	$11,000	$11,000	$—	$—

December 31, 2016:
Cash equivalents:
Money market funds	$72,866	$72,866	$—	$—
Corporate notes	4,551	—	4,551	—
Commercial paper	21,471	—	21,471	—
Securities of government-sponsored entities	5,995	—	5,995	—
Total cash equivalents	$104,883	$72,866	$32,017	$—

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

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2017 and December 31, 2016 approximate their related fair values due to the short-term maturities of these instruments.

On July 1, 2017, the Company’s Senior Convertible Notes due 2017 were settled via combination settlement, which involved satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at December 31, 2016 was approximately $102.7 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at September 30, 2017 and December 31, 2016 was $743.1 million and $827.6 million, respectively. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the notes and the settlement of the Senior Convertible Notes due 2017.

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

Contingent consideration liabilities were $68.2 million and $67.5 million as of September 30, 2017 and December 31, 2016, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$67,501	$—
Contingent consideration liability recorded upon acquisition	32,471	63,442
Change in fair value measurement	(1,830)	2,291
Changes resulting from foreign currency fluctuations	70	209
Contingent consideration paid or settled	(30,000)	(582)
Fair value measurement at end of period	$68,212	$65,360

During the nine months ended September 30, 2017, the Company recorded additional contingent consideration liabilities of $32.5 million in connection with certain acquisitions. Such acquisitions include the acquisition in September 2017 of a medical device company that manufactures interbody implants for spinal fusion using patented porous polyetheretherketone technology, which will be incorporated into the Company’s interbody portfolio. The Company recorded a preliminary purchase accounting fair value estimate of $31.3 million for contingent consideration liabilities.

In April 2017, the Company paid the $30.0 million outstanding milestone obligation associated with the Ellipse Technologies acquisition. In accordance with the guidance outlined in ASU 2016-15, $18.8 million of the $30.0 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Consolidated Statement of Cash Flows, and the remaining $11.2 million related to increased fair value adjustments is presented as a cash outflow in operating activities. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities assumed in business combinations.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of September 30, 2017 and December 31, 2016.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
September 30, 2017:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$273,448	$(90,332)	$183,116
Manufacturing know-how and trade secrets	13	30,343	(14,946)	15,397
Trade name and trademarks	9	25,200	(9,791)	15,409
Customer relationships	9	121,423	(40,900)	80,523
Total intangible assets subject to amortization	9	$450,414	$(155,969)	$294,445

Intangible assets not subject to amortization:
Goodwill				$538,310
Total goodwill and intangible assets, net				$832,755

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2016:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$247,148	$(66,833)	$180,315
Manufacturing know-how and trade secrets	13	20,572	(13,604)	6,968
Trade name and trademarks	9	25,200	(7,478)	17,722
Customer relationships	9	117,018	(30,880)	86,138
Total intangible assets subject to amortization	9	$409,938	$(118,795)	$291,143

Intangible assets not subject to amortization:
Goodwill				$485,685
Total goodwill and intangible assets, net				$776,828

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2016
Gross goodwill	$493,985
Accumulated impairment loss	(8,300)
485,685
Changes to gross goodwill
Increases recorded in business combinations	51,761
Changes in purchase price allocation	386
Changes resulting from foreign currency fluctuations	478
52,625
September 30, 2017
Gross goodwill	546,610
Accumulated impairment loss	(8,300)
$538,310

Total expense related to the amortization of intangible assets, which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $12.6 million and $12.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $37.8 million and $32.6 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2017 is set forth in the table below:

(in thousands)
Remaining 2017	$13,214
2018	50,799
2019	49,100
2020	48,547
2021	46,495
Thereafter through 2026	86,290
Total future amortization expense	$294,445

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

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2017 and September 30, 2016. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015 and therefore many of the non-recurring business combination adjustments would have been included in the year ended December 31, 2015 by nature of such adjustments instead of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The comparable periods for the three and nine months ended September 30, 2016, include adjustments directly attributable to the business combination, including immaterial adjustments to revenue for deferred revenue adjustments and related tax effects. The nine month period ended September 30, 2016 also includes a $(14.7) million adjustment for increased fair value of acquired inventory and a $4.0 million adjustment for acquisition related expenses. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$247,431	$239,708	$757,868	$697,010
Net income attributable to NuVasive, Inc.	33,617	6,982	59,046	31,444
Net income per share attributable to NuVasive, Inc.:
Basic	$0.66	$0.14	$1.16	$0.63
Diluted	$0.64	$0.13	$1.05	$0.59

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

For certain acquisitions completed during the periods presented, excluding NSO, the Company is still in the process of finalizing the purchase price allocation given the timing of the acquisitions and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Variable Interest Entities

Progentix Orthobiology B.V.

In 2009, the Company completed the purchase of forty percent (40%) of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of September 30, 2017, the Company has loaned Progentix cumulatively $5.3 million at an interest rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”), whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products. The Distribution Agreement is in effect for a term of ten years unless terminated earlier in accordance with its terms.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Total current assets	$710	$334
Identifiable intangible assets, net	9,289	10,900
Goodwill	12,654	12,654
Accounts payable and accrued expenses	511	551
Deferred tax liabilities, net	510	880
Non-controlling interest	4,281	5,588

The following is a reconciliation of equity (net assets) attributable to the non-controlling interest:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Non-controlling interest at beginning of period	$5,588	$7,309
Less: Net loss attributable to the non-controlling interest	(1,307)	(1,311)
Non-controlling interest at end of period	$4,281	$5,998

NuVasive Clinical Services and Physician Practices

The Company’s NuVasive Clinical Services division, which provides IOM services to surgeons and healthcare facilities across the U.S., maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and therefore, the accompanying Unaudited Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	September 30, 2017	December 31, 2016
2.75% Senior Convertible Notes due 2017:
Principal amount	$—	$63,317
Unamortized debt discount	—	(1,417)
Unamortized debt issuance costs	—	(199)
	—	61,701
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(60,886)	(72,713)
Unamortized debt issuance costs	(10,922)	(12,875)
	578,192	564,412
Total Senior Convertible Notes	$578,192	$626,113

Less: Current portion	—	(61,701)
Long-term Senior Convertible Notes	$578,192	$564,412

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

The interest expense recognized on the 2021 Notes during the three months ended September 30, 2017 includes $3.7 million, $4.0 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2017 includes $11.0 million, $11.8 million and $2.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended September 30, 2016 includes $3.7 million, $3.8 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2016 includes $7.9 million, $8.2 million and $1.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the Senior Convertible Notes due 2017 (the “2017 Notes”), the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. Subsequently, in the fourth quarter of 2016, the Company used approximately $96.3 million of cash on hand to repurchase an additional $62.3 million in principal amount outstanding of 2017 Notes, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. The repurchases of the 2017 Notes in 2016 resulted in a cumulative loss of approximately $19.1 million, including $17.4 million recorded during the nine months ended September 30, 2016. The Company recorded the loss on the repurchases of the 2017 Notes in other expense on the accompanying Consolidated Statements of Operations. The loss on the repurchases included the related debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The remaining balances resulting from the aggregate repurchase of a portion of the 2017 Notes were $63.3 million, $1.4 million, and $0.2 million of principal outstanding, debt discount, and debt issuance costs, respectively, immediately following the repurchase.

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of the 2017 Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes provided for settlement in cash, stock, or a combination thereof, solely at the Company’s discretion. The initial conversion rate of the 2017 Notes was 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for convertible note hedge (the “2017 Hedge”) and warrants (the “2017 Warrants”) concurrently with the issuance of the 2017 Notes.

The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2017 includes $0.9 million, $1.4 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the three months ended September 30, 2016 includes $0.9 million, $1.3 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the nine months ended September 30, 2016 includes $4.2 million, $6.3 million and $0.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2017 Notes was 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and was payable semi-annually.

Prior to January 1, 2017, holders could convert their 2017 Notes only under the following conditions: (a) during any calendar quarter beginning October 1, 2011, if the reported sale price of the Company’s common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2017 Notes falls below 98% of the product of (i) the last reported sale price of the Company’s common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2017 Notes. From January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders could convert their 2017 Notes at any time (regardless of the foregoing circumstances). The Company could not redeem the 2017 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2017 Notes did not contain any financial covenants and did not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. A minimal amount of holders of the 2017 Notes elected to convert their notes prior to maturity. The Company settled such conversions through combination settlement, which involved satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock.

2017 Hedge

In connection with the offering of the 2017 Notes, the Company entered into the 2017 Hedge with the initial purchasers and/or their affiliates (the “2017 Counterparties”) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million and accounted for as derivative assets upon issuance of the 2017 Notes. Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative asset was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $37.1 million in other expense for the change in fair value measurement and $43.0 million in additional paid-in-capital during 2011. The 2017 Hedge had an expiration date of July 1, 2017. The 2017 Hedge reduced the equity dilution upon conversion of the 2017 Notes. Prior to its maturity, an assumed exercise of the 2017 Hedge by the Company was considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2017 Warrants

The Company sold warrants to the 2017 Counterparties to acquire up to 477,654 shares of the Company’s Series A Participating Preferred Stock at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock was convertible into 20 shares of the Company’s common stock, or up to 9,553,080 common shares in total. The 2017 Warrants were scheduled to expire on various dates from September 2017 through January 2018 with settlement in cash or net shares. All of the 2017 Warrants were settled on a net share basis as of July 2017 as described below. The Company received $47.9 million in cash proceeds from the sale of the 2017 Warrants, which was recorded in additional paid-in-capital. Prior to settlement, the 2017 Warrants could have had a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock during a given measurement period exceeded the strike price of the 2017 Warrants. The Company used the treasury share method for assumed conversion of its 2017 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

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

On May 24, 2017, the Company entered into warrant termination agreements with the 2017 Counterparties to settle the outstanding 2017 Warrants by accelerating the expiration period to varying settlement dates from June 2017 through July 2017, which terminated the existing 2017 Warrants settlement period. The settlement was delivered in shares of Company common stock, based on a fixed formula using the daily volume weighted average price as the settlement measure. All of the 2017 Warrants with respect to an aggregate of 9,553,096 shares were settled on a net share basis, resulting in the issuance of 3,656,944 shares of the Company’s common stock to the 2017 Counterparties.

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. As of September 30, 2017, the Company had $40.0 million outstanding under the 2017 Facility, at an interest rate of 2.99% (one month LIBOR plus 1.75%).

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

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Sales, marketing and administrative expense	$(961)	$6,826	$13,725	$18,672
Research and development expense	438	399	1,005	805
Cost of goods sold	96	63	254	168
Stock-based compensation expense before taxes	(427)	7,288	14,984	19,645
Related income tax benefits	162	(2,915)	(5,694)	(7,858)
Stock-based compensation expense, net of taxes	$(265)	$4,373	$9,290	$11,787

At September 30, 2017, there was $46.7 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

The Company issued approximately 43,000 and 360,000 shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and nine months ended September 30, 2017, respectively, and issued approximately 772,000 shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2016.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
ESPP
Volatility	20%	30%	22%	31%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	1.0%	0.4%	0.7%	0.3%
Expected dividend yield	—%	—%	—%	—%

Under the terms of the ESPP, the Company’s employees (referred to as “shareowners”) can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the commencement date of the  six-month offering period, or (ii) the respective purchase date.

The Company has not granted any options since 2011. The Company issued approximately 17,000 and 178,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and nine months ended September 30, 2017, respectively, and issued approximately 1,556,000 shares of common stock upon the exercise of outstanding stock options during the year ended December 31, 2016.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2017, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits related to a deduction of excess tax over book basis in one of the Company’s wholly owned U.S. subsidiaries, excess share-based payments and certain losses for which the Company receives no tax benefit. The Company’s effective tax rate recorded for the nine months ended September 30, 2017 was a benefit of 5.4%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.7 million during the nine months ended September 30, 2017, primarily related to research and development credits. The Company anticipates there will be a change in unrecognized tax benefits of approximately $6.5 million within the next 12 months; primarily associated with transfer pricing uncertainties as statutes for certain prior years expire.

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

Revenue by product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Spinal Hardware	$179,156	$162,831	$536,449	$486,030
Surgical Support	68,275	76,818	221,419	204,933
Total Revenue	$247,431	$239,649	$757,868	$690,963

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2017	2016	2017	2016	2017	2016
United States	$200,986	$208,281	$632,340	$597,230	$183,521	$148,227
International (excludes Puerto Rico)	46,445	31,368	125,528	93,733	37,288	33,297
Total	$247,431	$239,649	$757,868	$690,963	$220,809	$181,524

10.    Commitments

Leases

On August 28, 2017, the Company entered into a 17 year operating lease agreement with HCPI/Sorrento, LLC (the “Lease”) for the purpose of expanding and restructuring its corporate headquarters located on Lusk Boulevard in San Diego, California, from approximately 145,000 square feet to approximately 252,000 square feet. The Lease and its terms supersede the existing Lease Agreement between the Company and HCPI/Sorrento, LLC with respect to the currently occupied office buildings located on Lusk Boulevard. The renovation and expansion of the corporate headquarters is expected to be completed in three phases over a period of two years. Rental payments escalate annually at 3% for the term of the Lease upon the anniversary of completion of each phase of expansion and rent expense is recognized on a straight-line basis over the term of the Lease.

The Company’s future minimum annual lease payments under operating leases, including payments for costs directly associated with the facility leases, as of September 30, 2017 are as follows:

Operating
(in thousands)	Lease
remaining 2017	$3,362
2018	12,133
2019	12,661
2020	12,244
2021	10,649
Thereafter through 2034	137,314
Total minimum lease payments	$188,363

Licensing and Purchasing Agreements

As of September 30, 2017 the Company has obligations under certain consulting arrangements to pay up to approximately $16.0 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of these contingent obligations are considered a cost of goods sold and are recognized ratably as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s earnings. At September 30, 2017, future commitments for such key executives were approximately $27.9 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

11.    Contingencies

The Company is subject to potential liabilities under government regulations and various claims and legal actions that are pending or may be asserted from time-to-time. These matters arise in the ordinary course and conduct of the Company’s business and include, for example, commercial, intellectual property, environmental, securities and employment matters. The Company intends to continue to defend itself vigorously in such matters and when warranted, take legal action against others. Furthermore, the Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements.

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

Under the terms of the 2016 Settlement Agreement, the Company paid Medtronic $45.0 million, and the parties released each other from, inter alia, any and all past patent infringement arising from the Medtronic Litigation. As a result, the Company adjusted its litigation accrual from $88.3 million to $45.0 million and recorded a $43.3 million gain in the Consolidated Statement of Operations during the nine months ended September 30, 2016. Pursuant to the 2016 Settlement Agreement, the parties granted each other irrevocable, worldwide, nonexclusive, paid-up, royalty-free licenses to practice certain of their respective patents as to certain of their respective existing product lines, subject to specified exceptions and limitations. The 2016 Settlement Agreement also provides that, subject to certain limitations and exceptions, and for a period of seven years, neither party will assert against the other certain claims for patent infringement (generally claims related to spinal implants and related instruments, biologics and neuromonitoring) other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions. Further, Medtronic has agreed that, for a period of five years, and subject to limitations and exceptions, it will not assert against the Company certain other claims for patent infringement other than through a specified dispute resolution process, with the right to thereafter pursue claims outside that process subject to certain limitations and exceptions.

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery is proceeding. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on April 5, 2017 and the plaintiffs filed an opposition to the petition. On August 15, 2017, the Ninth Circuit denied the Company’s petition. Trial has been set for December 18, 2017. At September 30, 2017, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Shareholder Derivative Litigation

On September 28, 2016, a shareholder derivative complaint was filed by James Borta in the Superior Court of California for the County of San Diego naming certain of the Company’s current and former executive officers and directors for allegedly breaching their fiduciary duties by, among other things, making allegedly false and misleading statements about the Company’s business, operations, and prospects.  The derivative complaint is based upon the same factual allegations as the securities class action litigation and names the Company as a nominal defendant. The plaintiff filed an Amended Complaint on March 1, 2017. The Company demurred to the Amended Complaint on April 7, 2017 and the court sustained the Company’s demurrer and provided the plaintiff thirty days to file an amended complaint. On June 30, 2017 the plaintiff filed a Second Amended Derivative Complaint, to which the Company demurred.  On September 29, 2017 the court sustained the Company’s demurrer and dismissed the case with prejudice.  On October 10, 2017, the plaintiff filed a motion for reconsideration and to vacate the judgment. At September 30, 2017, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 19, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. On July 5, 2016, the trial court also awarded MMI attorney’s fees and costs of approximately $1.1 million. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company has appealed both the verdict and the court’s subsequent award of attorney’s fees and costs. However, the Company did not appeal the judgment with respect to breach of contract and accordingly accrued the $0.3 million in damages during the nine months ended September 30, 2017. During pendency of any appeals, the Company has secured a bond to cover the amount of the judgment and attorneys’ fees and costs.

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter ended March 31, 2016, the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that upon either post-trial motions or appeal the judgment will be vacated and have deemed it probable that is the outcome for all appealed judgments. The Company continues to believe for all judgments under appeal that such judgments will be vacated, and accordingly, at September 30, 2017, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated.  Therefore, for all judgments under appeal the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest, in accordance with the accounting guidance required by ASC 450, Contingencies.

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At September 30, 2017, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

On June 9, 2017, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid.  The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. The Company is working with the OIG to understand the scope of the subpoena and its request for documents, and the Company intends to fully cooperate with the OIG's request.  No assurance can be given as to the timing or outcome of this investigation. At September 30, 2017, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of exclusive independent sales agents and directly-employed sales representatives, both engaged to sell only NuVasive products. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the sales, marketing and administrative operating expense line item within our Statement of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales agents, as well as exclusive and non-exclusive independent third-party distributors.

We have operations in Puerto Rico that have been impacted by Hurricane Maria during the three months ended September 30, 2017. These operations do not constitute a material amount of our assets, liabilities or revenue. The ultimate impact of the hurricane on the government, the local economy and on individual institutions may affect the realization of our assets as well as our ongoing ability to generate revenue; however, the assessment is currently underway. We believe the results of our financial position reflect the best estimate of the realizable value of our existing assets.

Results of Operations

Revenue

	September 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Revenue
Spinal Hardware	$179,156	$162,831	$16,325	10%
Surgical Support	68,275	76,818	(8,543)	(11)%
Total revenue	$247,431	$239,649	$7,782	3%
Nine Months Ended
Revenue
Spinal Hardware	$536,449	$486,030	$50,419	10%
Surgical Support	221,419	204,933	16,486	8%
Total revenue	$757,868	$690,963	$66,905	10%

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

Revenue from our spinal hardware product line offerings increased $16.3 million and $50.4 million, or 10% during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Revenue associated with our 2016 acquisitions accounted for approximately 1% of the increase in spinal hardware revenue for the nine months ended September 30, 2017, as compared to the same period in 2016. Product volume in spinal hardware, excluding 2016 acquisitions, increased our revenue by approximately 14% and 12% for the three and nine months ended September 30, 2017, respectively, offset by unfavorable pricing impacts of approximately 2% for both the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. Foreign currency fluctuation had an insignificant impact on revenue from spinal hardware for the periods presented.

Revenue from our surgical support product line offerings decreased $8.5 million, or 11% during the three months ended September 30, 2017 and increased $16.5 million, or 8% during the nine months ended September 30, 2017, compared to the same periods in 2016. Both the three and nine months ended September 30, 2017 included decreases in surgical support volume, excluding the impact from our 2016 acquisitions, of 9% and 5%, respectively, and unfavorable pricing impacts of 2%, as compared to the same periods in 2016. Revenue associated with our 2016 acquisitions accounted for approximately 0% and 15% of the increase in surgical support revenue for the three and nine months ended September 30, 2017, respectively, as compared to the same period in 2016. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the periods presented.

Cost of Goods Sold, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$65,583	$59,196	$6,387	11%
% of total revenue	27%	25%
Nine Months Ended
Cost of goods sold (excluding below amortization of intangible assets)	$193,617	$173,167	$20,450	12%
% of total revenue	26%	25%

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

Cost of goods sold increased $6.4 million and $20.5 million, or 11% and 12%, during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The cost of goods sold associated with the operations of our 2016 acquisitions accounted for approximately 12% of the total increase during the nine months ended September 30, 2017 compared to the same period in 2016. Cost of goods sold for our business, excluding our 2016 acquisitions, increased primarily due to growth in volume, but also includes shifts in inventory costing and product mix, for an overall increase of approximately 7% and 8% for the three and nine months ended September 30, 2017, respectively. Additionally, royalty obligations for certain product lines and other non-recurring inventory related items, including write-offs and reserves from both manufacturing and obsolescing products, accounted for approximately 8% of the total increase to costs of goods sold for the three months ended September 30, 2017. The three and nine months ended September 30, 2017 did not include the non-recurring inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies, which accounted for 4% and 8% of total cost of goods sold in the same periods in 2016, respectively.

Cost of goods sold as a percentage of revenue remained relatively consistent for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

On a long-term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended
	September 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Sales, marketing and administrative	$125,800	131,886	$(6,086)	(5)%
% of total revenue	51%	55%
Research and development	12,720	12,516	204	2%
% of total revenue	5%	5%
Amortization of intangible assets	11,630	11,438	192	2%
Litigation liability loss	750	—	750	100%
Business transition costs	345	3,451	(3,106)	(90)%

	Nine Months Ended
	September 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Sales, marketing and administrative	$405,411	391,211	$14,200	4%
% of total revenue	53%	57%
Research and development	37,706	35,016	2,690	8%
% of total revenue	5%	5%
Amortization of intangible assets	35,040	29,912	5,128	17%
Litigation liability loss (gain)	750	(43,310)	44,060	(102)%
Business transition costs	1,769	11,514	(9,745)	(85)%

Sales, Marketing and Administrative

Sales, marketing and administrative expenses consist primarily of compensation costs, commissions and training costs for our employees (who we refer to as “shareowners”) engaged in sales, marketing and customer support functions. The expense also includes commissions to sales representatives, freight expenses, surgeon training costs, depreciation expense for property and equipment such as surgical instrument sets, and administrative expenses for both shareowners and third party service providers.

Sales, marketing and administrative expenses decreased by $6.1 million, or 5%, during the three months ended September 30, 2017 compared to the same period in 2016, primarily resulting from the reversal of stock-based compensation expense previously recognized on unvested equity awards forfeited during the quarter and a decrease in legal expense due to the settlement of the Medtronic litigation in 2016. These decreases were partially offset by increases in shareowner compensation and other expenses resulting from increased headcount as compared to the same period in 2016.

Sales, marketing and administrative expenses increased by $14.2 million, or 4%, during the nine months ended September 30, 2017 primarily due to increases in shareowner compensation and other expenses resulting from increased headcount as compared to the same period in 2016. Other costs which increased as a function of the increase in revenue and expansion included consulting, facilities, travel and equipment, which were partially offset by decreased distributor commissions due to increased sales mix to our direct sales force in 2017 as compared to 2016 and decreased legal expense in 2017 due to the settlement of the Medtronic litigation in 2016. Sales, marketing and administrative expenses associated with our 2016 acquisitions, which are included in the results discussed herein, accounted for approximately 3% of the increase in sales, marketing and administrative expenses for the nine months ended September 30, 2017, compared to the same period in 2016.

Sales, marketing and administrative expenses as a percentage of revenue decreased during the three and nine months ended September 30, 2017 compared to the same periods in 2016. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

Research and Development

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other shareowner-related expenses. In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform, including iGA, and our comprehensive product portfolio. We have also acquired complementary and strategic assets and technology, particularly in the area of spinal hardware products. We continue to invest in research and development programs.

Research and development expense increased by $0.2 million and $2.7 million, or 2% and 8%, during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in spending is primarily due to increased headcount and increased spending for our integrated operative solutions technologies, partially offset by non-recurring research and development expenses associated with our 2016 acquisitions.

Research and development costs as a percentage of revenue have remained consistent during the three and nine months ended September 30, 2017 compared to the same periods in 2016. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Litigation Liability Loss (Gain)

During the nine months ended September 30, 2016, we agreed to settle our ongoing litigation with Medtronic. As a result of the settlement, we paid $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing our previous accrual of $88.3 million related to the matter.

Interest and Other Expense, Net

	September 30,
(in thousands, except %)	2017	2016	$ Change	% Change
Three Months Ended
Interest income	$79	$190	(111)	(58)%
Interest expense	(8,898)	(10,979)	2,081	(19)%
Other expense, net	(139)	94	(233)	(248)%
Total interest and other expense, net	$(8,958)	$(10,695)	$1,737	(16)%
Nine Months Ended
Interest income	$355	$924	(569)	(62)%
Interest expense	(28,780)	(29,988)	1,208	(4)%
Loss on repurchases of convertible notes	—	(17,444)	17,444	(100)%
Other expense, net	(382)	(102)	(280)	275%
Total interest and other expense, net	$(28,807)	$(46,610)	$17,803	(38)%

Total interest expense decreased during the three and nine months ended September 30, 2017 compared to the same periods in 2016, due to the settlement of the Senior Convertible Notes due 2017 on July 1, 2017. A loss of $17.4 million was recognized during the nine months ended September 30, 2016 related to the repurchases of a portion of the Senior Convertible Notes due 2017. The total interest and other expense, net, for all periods presented included marginal income earned on marketable securities.

Income Tax Benefit (Expense)

	September 30,
(in thousands, except %)	2017	2016
Three Months Ended
Income tax benefit (expense)	$11,540	$(6,972)
Effective income tax rate	53%	67%
Nine Months Ended
Income tax benefit (expense)	$2,971	$(17,383)
Effective income tax rate	5%	37%

The provision for income tax benefit (expense) as a percentage of pre-tax income from continuing operations was 53% benefit for the three months ended September 30, 2017 compared with 67% expense for the three months ended September 30, 2016. The rate was lower in 2017 due primarily to a one-time deduction of excess tax over book basis in one of our wholly-owned U.S. subsidiaries during the three months ended September 30, 2017, stronger global earnings, and the elimination of certain tax expense items as a result of the early adoption of Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets other than Inventory during the first quarter 2017, offset by lower tax benefits in 2017 related to excess share-based compensation payments.

The provision for income tax benefit (expense) as a percentage of pre-tax income from continuing operations was 5% benefit for the nine months ended September 30, 2017 compared with 37% expense for the nine months ended September 30, 2016. The rate was lower in 2017 due primarily to a one-time deduction of excess tax over book basis in one of our wholly-owned U.S. subsidiaries during the three months ended September 30, 2017, stronger global earnings, and the elimination of certain tax expense items as a result of the early adoption of Accounting Standards Update 2016-16, Intra-Entity Transfers of Assets other than Inventory during the first quarter 2017, offset by lower tax benefits in 2017 related to excess share-based compensation payments.

The discrete deduction associated with our U.S. subsidiary in the three and nine months ended September 30, 2017 reflects the recognition of a deferred tax asset for the excess of tax over book basis in a prior year investment that had previously not been recognized as the reversal was not expected to occur in the foreseeable future.  Due to continued losses within the entity and revised estimates of costs to redesign and maintain the underlying product, management chose to cease further development of the product intellectual property.  As a result, the underlying basis in the investment was liquidated in the quarter triggering the reversal of the deferred tax asset and the current year deduction for tax purposes.

Liquidity, Cash Flows and Capital Resources

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in the U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At September 30, 2017, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $26.0 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of September 30, 2017, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $34.3 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity. Although our sales and operational activities located in the United States and Puerto Rico were affected by inclement weather during the third quarter of 2017, we do not anticipate the disruption will have a material impact to our liquidity.

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

On September 7, 2017, we completed an acquisition of a medical device company that manufactures interbody implants for spinal fusion using patented porous polyetheretherketone technology. In connection with the acquisition we recorded a purchase accounting fair value estimate of $31.3 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. We anticipate these milestones will become payable at varying times between 2019 and 2021, but are subject to change based on the achievement of those manufacturing and commercial milestones.

On August 28, 2017, we entered into a 17 year operating lease agreement with HCPI/Sorrento, LLC (the “Lease”) for the purpose of expanding and restructuring our corporate headquarters located on Lusk Boulevard in San Diego, California, from approximately 145,000 square feet to approximately 252,000 square feet. The Lease and its terms supersede the existing Lease Agreement between us and HCPI/Sorrento, LLC with respect to the currently occupied office buildings located on Lusk Boulevard. The renovation and expansion of the corporate headquarters is expected to be completed in three phases over a period of two years. The rental payments associated with the Lease will total approximately $164.2 million over the 17 year term of the Lease. Rental payments escalate annually at 3% for the term of the Lease upon the anniversary of completion of each phase of expansion.

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

Cash, cash equivalents and marketable securities were $62.2 million and $153.6 million at September 30, 2017 and December 31, 2016, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The change in liquidity during the nine months ended September 30, 2017 of $91.4 million was mainly driven by $97.0 million in cash used for purchases of property and equipment, $63.3 million in cash used for the repurchase of our Senior Convertible Notes due 2017, $62.4 million in cash used for business combinations and strategic investments, $30.0 million in cash used for a contingent consideration payment to Ellipse Technologies, and $11.7 million in cash used on treasury stock purchases, offset by a net $40.0 million draw on the line of credit and $118.9 million from cash inflow from operations. At September 30, 2017, we have cash totaling $7.3 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $118.9 million for the nine months ended September 30, 2017, compared to $96.0 million for the same period in 2016. The $22.9 million increase in cash provided by operating activities was primarily due to $45.0 million in cash paid for the settlement of the Medtronic litigation matter in 2016, offset with increased operational cash flows in 2016 related to timing of spending and cash receipts. Additionally, we paid $30.0 million in 2017 for contingent consideration related to the acquisition of Ellipse Technologies, of which $11.2 million related to increased fair value adjustments and thus decreased cash flows from operating activities, with the remaining $18.8 million representing the initial purchase price allocation classified in financing activities.

Cash Flows from Investing Activities

Cash used in investing activities was $161.7 million for the nine months ended September 30, 2017, compared to $290.0 million used for the same period in 2016. The $128.3 million decrease in cash used in investing activities was primarily due to the $380.1 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies and an increase of $49.4 million in cash used for business combinations, strategic investments and intangible assets during the nine months ended September 30, 2016 as compared to the same period in 2017. The nine months ended September 30, 2016 includes a net $278.1 million cash received related to activities within investment portfolios. The nine months ended September 30, 2017 includes an increase of $23.1 million in cash used on purchases of property and equipment associated with our manufacturing initiative and general business as compared to the same period in 2016.

Cash Flows from Financing Activities

Cash used in financing activities was $50.6 million for the nine months ended September 30, 2017, compared to $204.5 million cash provided for the same period in 2016. The $255.2 million decrease in cash provided by financing activities was primarily due to the net issuance of the Senior Convertible Notes due 2021 of $634.1 million, offset by the net $66.3 million purchase of a call spread related to that issuance during the nine months ended September 30, 2016. Additionally, we used approximately $343.8 million in cash to repurchase a portion of the Senior Convertible Notes due 2017 during the nine months ended September 30, 2016, compared to the $63.3 million settlement of the remaining principal on the Senior Convertible Notes due 2017 during the third quarter of 2017.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $11.7 million during the nine months ended September 30, 2017. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

In June 2011, we issued $402.5 million principal amount of the 2017 Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes provided for settlement in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the 2017 Notes was 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders could convert their 2017 Notes at any time. Prior to January 1, 2017, holders could convert their 2017 Notes only under the conditions as described in Note 6 to the Unaudited Consolidated Financial Statements, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. We settled such conversions through combination settlement, which involved satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature was dilutive to our earnings per share when our stock price average for the period was greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and was payable semi-annually on January 1st and July 1st each year.

In connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, which we refer to as the 2017 Hedge, with the initial purchasers and/or their affiliates, which we refer to as the 2017 Counterparties, entitling us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge had an expiration date of July 1, 2017. The 2017 Hedge reduced the equity dilution upon conversion of the 2017 Notes. Prior to its maturity, our assumed exercise of the 2017 Hedge was considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. On July 1, 2017, we exercised the 2017 Hedge and received 4,160,789 shares of our own common stock on a net share basis from the 2017 Counterparties.

In addition, we sold warrants, which we refer to as the 2017 Warrants, to the 2017 Counterparties to acquire up to 477,654 shares of our Series A Participating Preferred Stock, at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock is initially convertible into 20 shares of our common stock, or up to 9,553,080 common shares in total. The 2017 Warrants were scheduled to expire on various dates from September 2017 through January 2018 with settlement in cash or net shares. All of the 2017 Warrants were settled on a net share basis as of July 2017 as described below. We received $47.9 million in cash proceeds from the sale of the 2017 Warrants. Prior to the settlement, the 2017 Warrants could have had a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year-to-date period) exceeded the strike price of the 2017 Warrants, which was $49.43 per share.

On May 24, 2017, we entered into warrant termination agreements with the 2017 Counterparties to settle the outstanding 2017 Warrants by accelerating the expiration period to varying settlement dates from June 2017 through July 2017, which terminated the existing 2017 Warrants settlement period. The settlement was delivered in shares of our common stock, based on a fixed formula using the daily volume weighted average price as the settlement measure. As of September 30, 2017, 2017 Warrants with respect to an aggregate of 9,553,096 shares were settled on a net share basis, resulting in the issuance of 3,656,944 shares of our common stock to the 2017 Counterparties.

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. As of September 30, 2017, we had $40.0 million outstanding under the 2017 Facility, at an interest rate of 2.99% (one month LIBOR plus 1.75%).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and there have been no material changes during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2017, there were no material changes, excluding the aforementioned operating lease commitment, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2017. Based on such evaluation, our management has concluded that as of September 30, 2017, the Company’s disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2017, we entered into warrant termination agreements (the “Termination Agreements”) with each of Goldman, Sachs & Co. LLC (f/k/a Goldman, Sachs & Co.) (“Goldman”) and Bank of America, N.A., an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Bank of America”) to terminate the outstanding 2017 Warrants that were issued to Goldman and Bank of America pursuant to the letter agreements between us and each of Goldman and Bank of America, dated as of June 22, 2011 and June 24, 2011. Pursuant to the terms of the Termination Agreements, 2017 Warrants with respect to an aggregate of 9,553,096 shares of our common stock were terminated. In consideration of the termination of the 2017 Warrants, we delivered to Goldman and Bank of America shares of our common stock, which were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. As of September 30, 2017, 2017 Warrants with respect to an aggregate of 9,553,096 shares were settled on a net share basis, resulting in the issuance of 1,845,466 shares to Goldman and 1,811,478 shares to Bank of America. The 2017 Warrants were sold by us to Goldman and Bank of America as part of the 2017 Notes issuance in which proceeds from that issuance were used to finance the Company for general purposes.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the program
July 1 - July 31, 2017	4,160,789	$74.64	—	$—
Total	4,160,789	$74.64	—
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on July, 27, 2017)
10.2#	Consulting and Services Agreement between the Company and Jason Hannon dated July 27, 2017 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2017)
10.3

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 29, 2017)

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

NUVASIVE, INC.

Date: October 24, 2017	By:	/s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2017	By:	/s/ Rajesh J. Asarpota
Rajesh J. Asarpota
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)