Form 10-K
period 2017-12-31
NUVASIVE INC
filed 2018-02-26
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    YES  ☑    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director on June 30, 2017 have been excluded in that such persons may be deemed to be affiliates.

As of February 22, 2018, there were 51,256,545 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2017.

NuVasive, Inc.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2017

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

This Annual Report and the documents incorporated by reference into this Annual Report refer to trademarks, such as Absolute Responsiveness®, Acuity®, Affix®, Armada®, AttraX®, Back Pact®, Bendini®, Better Back Alliance®, Better Insight. Better Decisions. Better Medicine®, Brigade®, CerPass®, COALESCE™, COHERE®, CoRoent®, Creative Spine Technology®, DBR®, Embody®, Embrace®, ExtenSure®, Formagraft®, Gradient Plus®, Halo®, iGA™, ILIF®, InStim®, LessRay®, Leverage®, MAGEC®, MAGEC-EOS™, MAS®, MaXcess®, Modulus®, NeoDisc™, Nerve Avoidance Leader™, NuvaMap™, NuvaLine™, NuvaMap™ O.R., NuVasive®, NVM5®, Osteocel®, Precept®, PRECICE®, PROPEL®, Radian®, Reline™, Speed of Innovation®, SpheRx®, The Better Way Back®, Traverse®, Triad®, VuePoint®, X-Core®, and XLIF®, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Item 1.Business

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products and services used to aid in the surgical procedure. For the year ended December 31, 2017, we generated global revenues of $1.03 billion, including sales in over 50 countries.

Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support offered by our NuVasive Clinical Services division, or NCS; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion.  To assist with surgical procedures we offer a platform called Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment.

Our MAS platform and its related offerings are designed to provide a unique and comprehensive solution for the safe and reproducible minimally-disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves along with intraoperative reconciliation. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We offer a comprehensive portfolio of implants and fixation devices designed to be used with the MAS platform. Our portfolio of implants used for interbody disc height restoration include implants made from allograft, titanium, and polyetheretherketone, or PEEK. Our fixation products include specialized pedicle screws, rods and plates. Our biologics products, which are used to aid in the spinal fusion process or bone healing process, include allograft (donated human tissue) and synthetic offerings. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury. The PRECICE limb lengthening system is sold by our NuVasive Specialized Orthopedics division, or NSO.

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

Our corporate headquarters is located in San Diego, California where we occupy approximately 145,000 square feet, including a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. In August 2017, we entered into a 17 year operating lease agreement for the purpose of expanding and restructuring our corporate headquarters located in San Diego, California, from approximately 145,000 square feet to approximately 252,000 square feet. Our location in Amsterdam, the Netherlands, serves as our international headquarters. We also have office locations in Aliso Viejo, California, Columbia, Maryland and Ann Arbor, Michigan. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business is facilitated by rapid delivery of products and surgical instruments for surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility enhances our ability to meet demanding delivery schedules and provide a greater level of customer service. Additionally, our primary self-manufacturing facility which produces spinal implants is located in West Carrollton, Ohio.

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

•

Expand the Reach of Our Exclusive Sales Force. We believe having a sales force dedicated to selling only our products is critical to achieving continued growth across our various product lines, driving greater market penetration and increasing our revenues. In the United States, we have a sales force consisting of a mix of directly-employed sales representatives and exclusive sales agents that are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly-employed sales representatives, independent sales agents and territory-based distributors. Continuing to expand the range of such teams should allow us to increase our market share and drive adoption of our products and procedures.

•

Provide Tailored Solutions in Response to Surgeon Needs. Responding quickly to the needs of spine surgeons is central to our corporate culture, critical to our success, and we believe differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of, and potential improvements to, our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and a state-of-the-art cadaver operating theatre in San Diego, California to provide clinical training and validate new ideas through prototype testing. We also maintain regional training facilities and centers for excellence in strategic locations around the globe. Responding quickly goes beyond product development to include active support in all areas, including clinical research and payer relations. Continuing to remain connected and responsive to the collective voices of the surgeon community should allow us to increase our market share and drive adoption of our procedurally-integrated spine solutions.

•

Selectively License or Acquire Complementary Products and Technologies and Drive our International Presence. In addition to building our company through internal product development and global expansion efforts, we intend to selectively license or acquire complementary products and technologies that should keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in emerging geographical opportunities. With our 2016 acquisition of Ellipse Technologies, we offer innovative products based on the MAGEC technology platform. With this acquisition, we accelerated our entry into the pediatric and idiopathic spine deformity segment and expanded our international presence. With our 2016 acquisition of the LessRay software technology suite, we now help surgeons and hospital staff manage radiation exposure, without compromising intra-operative images or visual accuracy. Most recently, with our 2017 acquisition of Vertera Spine, which developed patented porous PEEK technology, we now offer porous interbody technology across both PEEK and titanium materials, thereby addressing the spectrum of surgeons’ needs and preferences for interbody implants. By acquiring complementary products and executing on domestic and international footprint expansion opportunities, we believe we can leverage our expertise of bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.

•

Provide Intraoperative Monitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for nerve monitoring has increased along with the advancement of technologies and techniques used in IOM. We believe our proprietary NVM5 platform is a differentiator in the market and is unique in its ability to provide information about the directionality and proximity of nerves. With our acquisitions of Biotronic NeuroNetwork in 2016 and SafePassage in 2018, we have expanded the scale of our IOM services business and solidified our position as the largest provider of outsourced IOM services and are driving increased utilization of our NVM5 platform. We intend to continue to expand the utility of such platforms and broaden our IOM product and services offerings to further our value to our customers and increase adoption and usage.

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

•

Favorable Domestic Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging “baby boomers” (people born between 1946 and 1965). This large population segment is expected to increasingly demand a quicker return to activities of daily living following surgery than prior generations.

•

Access to Care in Emerging Markets. Healthcare reforms in many emerging markets are expanding access to treatments to a greater proportion of their populations, which is expected to continue to drive strong increases in demand for healthcare-related product volumes. Increasing economic affluence in key developing regions will further drive demand for healthcare treatments.

Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market.

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

A principal factor contributing to spine surgeons’ slow adoption of traditional minimally invasive spine alternatives has been inconsistent outcomes driven by the limited or lack of direct access to and visibility of the surgical anatomy, and the associated complex instruments that have been required to perform these procedures. Most traditional minimally invasive spine surgery systems do not allow the surgeon to directly view the spine and the relevant pathology point and, as such, provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional minimally invasive spine surgery systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system, which is an impediment and/or deterrent to their adoption.

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

Implants and Fixation Products

We have many implants and fixation devices designed to be used with our MAS platform. Our portfolio of implants used for interbody disc height restoration include implants made from allograft, titanium, and PEEK. Our titanium and PEEK implants are available in both porous and non-porous formats and come in a variety of shapes and sizes to accommodate specific approach, pathology and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation products, including pedicle screws, rods and plates, have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our procedures to provide stabilization of the spine. Our fixation offerings include our Armada, Precept and Reline posterior fixation portfolios.

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

We also offer the LessRay system which is a software technology platform designed to help surgeons and hospital staff manage radiation exposure, without compromising intraoperative images or visual accuracy. This is achieved through digital imaging processing technology that generates high resolution images of the surgical field from low resolution fluoroscopy (or x-ray) images.

In addition to our MAS platform, our comprehensive procedural solution includes our biologics products, IOM services, and Integrated Global Alignment, or iGA, platform.

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

Integrated Global Alignment

Current and emerging data illustrates a direct correlation between proper spinal alignment and long-term clinical outcomes. Our iGA platform offers a global approach for assessing, preserving, and restoring spinal alignment in an effort to promote surgical effectiveness and efficiencies, lasting patient outcomes, and improved quality of life. Using our NuvaPlanning portfolio of three software products for integrated operative solutions, NuvaMap, NuvaLine and NuvaMap O.R., surgeons can preoperatively calculate and evaluate alignment parameters and implant integration by accurately modeling surgery to create a reliable plan with clear results, and then conduct a real-time interoperative assessment in order to correct the anterior and posterior column alignment in line with the surgical plan. Following a procedure, surgeons can use our solutions to confirm the success of the procedure and effect on alignment by reviewing surgical results and easily comparing those results to the surgical plan. In addition to our software solutions, we also offer specific products that are designed to restore alignment, including our Reline posterior fixation portfolio and our Bendini spinal rod bending system.

MAGEC-EOS Spinal Bracing and Distraction System

Early onset scoliosis, or EOS, refers to severely deformed curvatures of the spine diagnosed before the age of ten. EOS is a challenging health issue and can lead to more severe progressive deformities. Surgical treatments for EOS include the use of surgically adjustable expandable rods to control the spine deformity while still allowing the spine to grow until a child reaches an appropriate size or age for a more permanent solution, such as spinal fusion. Surgeries to adjust spinal rods are highly invasive and associated with significant scarring, long recovery times, high infection rates, post-operative pain and impaired mobility as the child heals from surgery. Surgical adjustments to traditional growing rods are typically made every six to nine months to accommodate the growth of the spine, which can lead to complications and involve repetitive exposure to general anesthesia. The MAGEC-EOS system is designed to overcome the limitations of conventional adjustable rod treatments for EOS and reduce the number of surgical procedures required throughout childhood.  Once our MAGEC growing rods are surgically implanted in a patient, they can be adjusted non-invasively using the external remote controller.  The ability to adjust growing rods without surgical intervention means that EOS patients can be treated with fewer surgeries.   Our non-invasive adjustment technology enables physicians to perform more frequent adjustments in a non-surgical outpatient setting, thereby improving deformity correction and allowing for optimal spinal growth.

PRECICE Limb Lengthening System

Limb length discrepancies, or LLDs, refer to a congenital deformity or injury resulting in one leg being shorter than the other. Large LLDs often require complex treatments including limb lengthening surgery to create equal limb length. The traditional limb lengthening surgical procedure includes the creation of a gap in the bone, or osteotomy, the attachment of wires or pins to the fractured bones, and the passing of the wires or pins through the skin to an external fixator, a scaffold-like frame that surrounds the limb. The external fixator distracts the bone when the patient or a family member manually turns the knobs on the fixator. These adjustments must be performed several times each day such that the bone is lengthened approximately one millimeter per day. Adjustments of the external fixator are very painful and associated with soft tissue disruption, disturbance of the wound healing process of the skin and soft tissue and high rates of infection. In addition, traditional external fixation can result in significant psychosocial comorbidities that reduce quality of life for patients undergoing treatment, including anxiety, social disengagement, sleep disorders, depression and addiction to pain medication. The PRECICE LLD system uses the MAGEC technology to enable non-invasive and painless adjustments using a pre-programmed external remote controller. As a result, PRECICE LLD enables physicians to customize therapy to the needs of the patient over time without the need for surgical re-intervention and provides improved quality of life and satisfaction for patients in need of surgical limb lengthening.

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

International

As the spine market shifts towards minimally invasive surgery and international access to healthcare increases, it should provide us with an opportunity for accelerated growth outside the United States. Because our procedurally-integrated solutions and technologies treat similar pathologies around the world, we are focused on expanding our operations in select developed and emerging international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in expanding our global infrastructure to adapt to alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our MAS surgical techniques, our surgical instruments and our implants to our international customers. During 2017, we expanded our geographical footprint and direct sales force as part of our focus on increasing our commercial reach outside the United States. Our international revenue, which excludes Puerto Rico, was $176.3 million or 17% of total revenue for the year ended December 31, 2017.

Sales and Marketing

In the United States, we currently sell our procedurally-integrated solutions through a combination of exclusive and non-exclusive independent sales agents and directly-employed sales force. Each member of our United States sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales representative or an independent sales agent is made on a territory–by-territory basis, with a focus on aligning the sales team with the best skills and experience with local surgeons’ needs. Our international sales force is comprised of directly-employed sales representatives, as well as exclusive distributors and independent sales agents. Directly-employed sales representatives make up the majority of our overall sales force.

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our MAS surgical techniques and our complementary instruments and implants. We maintain state-of-the-art cadaver operating rooms and training facilities to help educate surgeons regarding our products at our corporate headquarters in San Diego, California. We continue to train surgeons on the XLIF technique and our other MAS platform products including: our proprietary nerve monitoring systems, MaXcess, biologics, and specialized implants. In 2017, we announced the expansion of our surgeon education program into a Clinical Professional Development global platform, which integrates surgical training with professional development.

Manufacturing and Supply

We rely on third parties for the manufacture of a majority of our products, their components and servicing. We maintain alternative manufacturing sources for many of our finished goods products. As our business has continued to scale, we significantly expanded our self-manufacturing capabilities in 2017 as we increased production at our approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio. As we increase our self-manufacturing capabilities, we will look to maintain adequate raw materials suppliers, sourcing alternatives and adequate supply to support our operations. We have identified or are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to best enable us to be able to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet FDA, International Organization for Standardization (ISO), and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded.

Our products are inspected, packaged and labeled, as needed, at our San Diego headquarters, our Memphis distribution facility or our Aliso Viejo facility. Under our existing contracts with third-party manufacturers, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications.

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

We rely on two suppliers for PEEK, which comprises many of our partial vertebral body replacement and interbody product lines. We rely on one, exclusive supplier for our NVM5 neuromonitoring system, and rely on one, exclusive supplier for our neuromonitoring equipment that is used outside of the NVM5 platform.

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

Surgical Instrument, Implant Sets and Equipment Sales

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

In certain cases we will sell either surgical instruments, implant sets or both to our customers. While this does not constitute a material component of our business, as customer penetration and volume increases, these sales of sets allows our customers to increase the amount of surgical volume performed locally. Additionally, LessRay units are sold as a capital sale or lease purchase. We do not have a long history of selling, leasing or servicing capital equipment, and we intend to invest in building resources and expertise in this area.

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

Patents

As of December 31, 2017, we had over 1,082 issued and pending patents world-wide, including over 509 U.S. issued patents. Our issued and pending patents cover, among other things:

•	MAS surgical access instrumentation and methodology, including our XLIF procedure and aspects thereof;
•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•	Implants and related instrumentation and targeting systems;
•	Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX;
•	Magnetic technology for non-invasive distraction of an implanted device, including the MAGEC technology platform;
•	Digital imaging processing technology that generates high resolution images of the surgical field from low resolution scans, including the LessRay technology platform;
•	Porous PEEK technology, included in our Cohere, Coalesce and Coalesce Straight interbody implants.

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

Trademarks

As of December 31, 2017, we had over 228 trademark registrations in both domestic and foreign regions.

Competition

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. Our significant competitors are Medtronic Sofamor Danek, or Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and Zimmer Biomet Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International N.V., Alphatec Spine, K2M and others. With respect to our nerve monitoring systems, we compete with Medtronic, and Vyaire Medical (formerly VIASYS Healthcare, a division of Becton, Dickinson and Company). Our IOM services business competes with SpecialtyCare and numerous smaller and regional nerve monitoring companies. We also face competition from physician owned distributorships, or PODs, which are medical device distributors that are owned, directly or indirectly, by physicians. However, these PODs have come under scrutiny by the Office of Inspector General, or OIG as the associated physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients. The prevalence of these PODs may impact our ability to grow.

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

Human Cell, Tissue, and Cellular and Tissue Based Products

Our allograft products, including our Triad and ExtenSure, and our Osteocel Plus and Osteocel Pro products, are regulated by the FDA as Human Cell, Tissue, and Cellular and Tissue Based Products. FDA regulations do not currently require these minimally manipulated human tissue-based products to be subjected to a premarket approval  or pre-market notification process before they are marketed if they are deemed to meet the requirements of a “361” product under the Public Health Safety Act.

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

Anti-kickback Statute

We are subject to the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for, or to induce the referral of patients for, items or services covered by Medicare, Medicaid and certain other governmental health programs. Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), neither knowledge of the anti-kickback statute nor the specific intent to violate the law is a requirement for being found in violation of such laws. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from Medicare, Medicaid and other federal healthcare programs, and - according to ACA - now provides a basis for liability under the False Claims Act. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. We believe our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.

Federal False Claims Act

The Federal False Claims Act (in particular -its “qui tam” or “whistleblower” provisions) allow(s) private individuals to bring actions in the name of the United States government alleging that a defendant has made false claims for payment from federal funds. In addition, various states are considering enacting or have enacted laws modeled after the Federal False Claims Act, penalizing false claims against state funds. In 2013, we received a federal administrative subpoena from the OIG in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In July 2015, we entered into a definitive settlement agreement with the U.S. Department of Justice, or DOJ, to settle this matter. Under the terms of the agreement, we agreed to pay $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The settlement was not an admission of liability or wrongdoing by us, and we were not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In August 2015, we received a civil investigative demand, or CID, issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ in regards to this matter. Additionally, in June 2017, we received a subpoena from the OIG in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. We are working with the OIG to understand the scope of the subpoena and its request for documents, and we intend to fully cooperate with the OIG’s request. Any adverse findings related to these investigations could result in material financial penalties against the Company.

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

Physician Payments Sunshine Act of 2009 (Sunshine Act)

The Sunshine Act was enacted into law in 2010 and requires public disclosure to the United States government of payments to physicians and teaching hospitals, including in-kind transfers of value such as free gifts or meals. The Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31st of a calendar year for the transfers of value incurred for the prior calendar year. This law, along with various international and individual state reporting requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Third-Party Reimbursement

Broadly speaking, payer pushback on spine surgery and IOM services in the United States has increased in the recent past, and we believe this has had an overall dampening effect on spine procedure volumes and prices.

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

Physician coding for procedures is established by the American Medical Association, or AMA. For coding related to spine surgery, the North American Spine Society, or NASS, is the primary liaison to the AMA. In July of 2006, NASS established the proper physician coding for the XLIF procedure by declaring it to be encompassed in existing codes that describe an anterolateral approach to the spine. This position was confirmed in a formal statement by NASS in January 2010. Hospital coding is established by the Centers for Medicare & Medicaid Services. XLIF is included in the nomenclature for hospital codes as an additional descriptor under long standing codes. All physician and hospital coding is subject to change which could impact reimbursement and physician practice behavior.

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

Overall escalating costs of medical products and services has led to, and  is expected to continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party reimbursement and coverage will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payers will not adversely affect the demand for our products and services or our ability to sell these products and services on a profitable basis. The unavailability or inadequacy of third-party payer coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition. For a discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Shareowners (our employees)

We refer to our employees as “shareowners”. As of December 31, 2017, we have a direct and indirect workforce of over 2,600, including approximately 2,400 shareowners. In addition to our shareowners, we partner with independent sales agencies and independent distributors who sell our products in the United States and internationally. As of December 31, 2017, there are approximately 290 individuals associated with such sales agencies and distributors. None of our shareowners or sales agents are represented by a labor union, and we believe our shareowner and agency relations are good.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the Commission). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2017.

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

We focus on marketing our products and procedural solutions to spine surgeons, because of the role that they play in determining the course of patient treatment. Spine surgeons may not widely adopt our products and procedural solutions unless we are able to effectively educate and train them as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our offerings as compared to those of our competitors.  We believe that the most effective way to introduce and build market demand for our products and procedural solutions is by directly training spine surgeons in their use. If surgeons are not properly trained, they may misuse or ineffectively use our products and procedural solutions. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

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

An important part of our business strategy is to stay ahead of our competitors by obsoleting our current offerings with new and enhanced products and technologies. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with changes in technology and market demand, as well as physician, hospital and healthcare provider practices.  The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;
•	develop and introduce new products or product enhancements in a timely and cost-effective manner;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•	demonstrate the safety and efficacy of new products through the conduct of clinical investigations or the collection of existing relevant clinical data;
•	qualify for adequate reimbursement from third-party payers; and
•	obtain the necessary regulatory clearances or approvals for new products or product enhancements.

In addition, our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial or technical viability of a new product, technology, or other innovation. Even if we are able to develop enhancements or new generation products successfully, these enhancements or new generation products may not generate sufficient demand or produce sales in excess of the costs of development, which would cause our results of operations to suffer. It is also important that we carefully manage our introduction of new and enhanced products. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our sales.  In addition, to the extent we have excess or obsolete inventory as we transition to new products, it would result in margin reducing write-offs for obsolete inventory, and our results of operations may suffer.

Furthermore, our product development strategy is based on certain assumptions, including assumptions about various demographic trends and trends in the treatment of spine disorders, which could affect the demand for our products and procedural solutions. However, these trends are uncertain and actual demand for our products and procedural solutions could differ materially from projected demand if our assumptions regarding these trends prove to be incorrect or do not materialize, or if alternative treatments to those offered by our products gain widespread acceptance.

We operate in a highly competitive market segment that is subject to rapid change, and if we are unable to compete successfully, our sales and operating results may suffer.

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than those of our competitors. With respect to our nerve monitoring systems, we compete with Medtronic and Vyaire Medical (formerly VIASYS Healthcare, a division of Becton, Dickinson and Company), each of which have significantly greater resources than we do. Our IOM services business competes with Specialty Care and numerous smaller and regional nerve monitoring companies. With respect to MaXcess, our minimally-disruptive surgical system, our largest competitors are Medtronic, DePuy/Synthes, Stryker Spine, Globus Medical, K2M and Zimmer Biomet Spine. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies and other potential market entrants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our offerings.  In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can.

Many of our competitors have greater resources than we have.

Many of our larger competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:

•	significantly greater name recognition;
•	established relationships with a greater number of spine surgeons, hospitals, other healthcare providers and third-party payers;
•	larger and more well-established distribution networks domestically and/or internationally;
•	products supported by long-term clinical data;
•	greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements;
•	greater experience in, and resources for, launching, marketing, distributing and selling products, including capital equipment;
•	greater ability to cross-sell their products or create bundled offerings to incentivize hospitals and surgeons to use their products;
•	more expansive portfolios of intellectual property rights; and
•	greater financial assets, cash flow, capital markets access and other resources for product research and development, sales and marketing, and litigation.

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

Further, as we continue to grow our international business, market acceptance of our products and procedural solutions in a particular foreign market may also depend, in part, upon the availability of coverage and reimbursement within the applicable healthcare payment system. Reimbursement and healthcare payment systems in international markets vary significantly by country. As in the United States, our products and procedural solutions may not obtain coverage and reimbursement approvals in a timely manner, if at all, in a particular foreign market. In addition, even if we are able to obtain country-specific coverage and reimbursement approvals, we could incur considerable expense to do so. Our failure to obtain such coverage and approvals would negatively affect market acceptance of our products and procedural solutions in the international markets in which such failure occurs and the expenses incurred in connection with obtaining such coverage and approvals could outweigh the benefits of obtaining them.

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

In addition, as we expand our procedural solutions offerings to include new technologies, we expect that sales and leases of capital equipment will become a larger portion of our revenues. Demand for capital equipment can be affected by changes in the budgets of healthcare organizations, the timing of spending under these budgets and conflicting spending priorities. In addition, the implementation of healthcare reform in the United States, which may reduce or eliminate the amount that healthcare organizations may be reimbursed for capital equipment, could further impact demand. Any such decreases in expenditures by these healthcare organizations and decreases in demand for our capital equipment could have an adverse effect on our results of operations and financial condition.

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

Quality or safety issues affecting our products could harm our reputation, result in liability and adversely impact our business.

In the course of conducting our business, we must adequately address quality and safety issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality and safety issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. Manufacturing flaws, component failures, design defects, or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to our products and result in significant costs and negative publicity. An adverse event involving one of our products could result in reduced market acceptance and demand for our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, adverse events arising from or associated with the design, manufacture or marketing of our products could result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. We may also voluntarily undertake a recall of our products, temporarily shut down production lines, or place products on a shipping hold based on internal safety and quality monitoring and testing data.

While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter from the FDA, or potentially a consent decree. In addition, we may be subject to product recalls or seizures, monetary sanctions, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

The safety of many of our products is not yet supported by long-term clinical data and many of our products may therefore prove to be less safe and effective than initially thought.

As a consequence of our strategy to obsolete our own products with new technologies, many of our products do not have a long history of use. Further, many of our products are subject to the FDA’s 510(k) premarket notification clearance process in the United States and similar regulatory processes in other countries, which typically do not require clinical data. Accordingly, many of our products currently lack the breadth of published long-term clinical data supporting their safety and effectiveness. For these reasons, spine surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks.

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

We may engage in strategic transactions, including acquisitions, investments, joint development agreements or divestitures that may have an adverse effect on our business.

We may pursue transactions, including acquisitions of complementary businesses, technology licensing arrangements and joint development agreements to expand our product offerings and geographic presence as part of our business strategy, which could be material to our financial condition and results of operations. We may also consider divesting non-core product lines or out-licensing our technology. We may not complete transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement, joint development agreement or divestiture. Other companies may compete with us for these strategic opportunities. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of an acquired company or business, including issues related to internal control over financial reporting, regulatory or compliance issues and potential adverse short-term effects on results of operations through increased costs or otherwise. Acquisitions involve numerous risks, including the following:

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
•

difficulties in integration of the operations, technologies, personnel, and products of acquired companies, which may require significant attention of our management team that otherwise would be available for the ongoing development of our business;

•

the applicability of additional laws, regulations and policies that have particular application to our acquisitions, including those relating to patient privacy, insurance fraud and abuse, false claims, prohibitions against self-referrals, anti-kickbacks, direct billing practices, HIPAA compliance, and prohibitions against the corporate practice of medicine and fee-splitting;

•	the assumption of certain known and unknown liabilities of acquired companies;
•	the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill;
•	difficulties in retaining key relationships with employees, customers, partners and suppliers of an acquired company; and
•	difficulties in operating in different business markets where we may not have historical experience.

Any of these factors could have a negative impact on our business, results of operations or financial position. Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology. Following any acquisition, we must integrate the new business, which can be expensive and time-consuming. Failure to timely and successfully integrate acquired businesses may result in non-compliance with regulatory or other requirements and may result in unexpected costs, including as a result of inadequate cost containment and failure to fully realize expected synergies. As a result of any of the foregoing, we may not realize the expected benefit from any acquisition. If we cannot integrate acquired businesses, products or technologies, our business, financial conditions and results of operations could be materially and adversely affected.

In addition, we may face additional risks related to foreign acquisitions.  Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Any divestitures may result in a dilutive impact to our future earnings, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition. Divestitures could involve additional risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in managing these or any other significant risks that we encounter in divesting a product or technology.

Healthcare policy changes may have a material adverse effect on us.

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (“ACA”). Among other initiatives, the legislation implemented a 2.3% annual excise tax on the sales of certain medical devices in the United States, effective January 2013.  This excise tax was suspended for years 2016 through 2019, but will be reinstated as of January 1, 2020, absent further legislative action to repeal – or extend the suspension of – the tax.  As this excise tax is recorded as a selling, general and administrative expense, it will have an adverse effect on our operating expenses and results of operations. In addition, the ACA significantly alters Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products. As additional provisions of healthcare reform are implemented, we anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

Our IOM business exposes us to risks inherent with the sale of services.

Our IOM services and support business exposes us to different risks than our other products and technologies. Through our NuVasive Clinical Services business, including the Biotronic NeuroNetwork business acquired in July 2016 and the SafePassage business acquired in January 2018, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries.  Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the Internet.  Providing this service subjects us to malpractice exposure.  In addition, given the reliance on technology, any disruption to our neuromonitoring equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our computer systems could adversely impact the performance of our neurophysiologists.

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

As we expand our offerings to include capital equipment and invest in related resources and expertise, we are exposed to additional risks.

As we expand our procedural solutions offerings to include new technologies, including LessRay, we expect that sales and leases of capital equipment will become a larger portion of our revenues. We do not have a long history of selling, leasing or servicing capital equipment, and we intend to invest in building resources and expertise in this area.  We may not generate sufficient revenue to offset the expenses associated with this investment. There can be no assurance that our capital equipment strategy will be successful and will not materially adversely affect our financial condition and operating results.

In addition, approval processes of healthcare organizations for the purchase or lease of capital equipment can be lengthy, and such organizations may delay or accelerate system purchases or leases in conjunction with their budget timelines.  As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales, which may cause fluctuations in our financial results.  Further, demand for capital equipment can be affected by changes in the budgets of healthcare organizations and conflicting spending priorities. Any such decreases in expenditures by these healthcare organizations and decreases in demand for our capital equipment could have an adverse effect on our results of operations and financial condition.

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

In the United States, we sell our products through a combination of exclusive independent sales agents and directly-employed sales personnel. Our international sales force is comprised of independent sales agents, directly-employed sales personnel, as well as exclusive and non-exclusive independent third-party distributors. We expect these sales representatives to develop long-lasting relationships with the customers they serve. If our sales representatives fail to adequately promote, market and sell our products, or fail to develop lasting relationships with customers, our sales could significantly decrease or fail to increase. Further, we may terminate sales representatives from time to time, which could subject us to claims and lawsuits. Asserting or defending against these types of claims and lawsuits may result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages.

We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. In the past, we have experienced departures of sales representatives, which have had a negative impact on our results. If sales representatives were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. In addition, as we expand into new markets, it may be difficult to find sales representatives with the appropriate expertise or it may take time for new sales representatives to reach full operational effectiveness and generate expected revenue. Because of the intense competition for their services, we may be unable to recruit or retain sales representatives to work with us. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales.

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

If our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our manufacturing, maintenance, software and computing capacity to meet increased demand. These increases in scale, expansion of personnel, purchases of equipment or process enhancements may not be successfully implemented.

Our reliance on a limited number of suppliers and manufacturers could limit our ability to meet demand for our products in a timely manner or within our budget.

While we are increasing our capacity to self-manufacture many of our products, we continue to rely on a limited number of third-party suppliers and manufacturers to supply and manufacture our products, and we may not be able to find replacements or immediately transition to alternative suppliers or manufacturers. Many of our key products are manufactured at single locations, with limited alternate facilities, and it could take considerable time and resources for us to replace the capacity of such vendors in the event of disruptions. In addition, if we are required to change the manufacturer of a critical component of our products, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner.

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

In 2017, we significantly expanded our self-manufacturing capabilities as we increased production at our approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio. As part of our business strategy, we intend to continue to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our own manufacturing facilities and those of our third party suppliers, such as:

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

These risks may be exacerbated by our limited experience with self- manufacturing processes and procedures. In addition, as we seek to expand our manufacturing capabilities, we will have to continue to invest additional resources to hire and train personnel and enhance our production processes. If we fail to increase our manufacturing capacity efficiently, our profit margins will shrink, which will negatively affect our operating results.

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

During the year ended December 31, 2017, $176.3 million or approximately 17% of our net revenue was attributable to our international customers. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	having to comply with various U.S. and international laws, including the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA, and anti-money laundering laws;
•

having to comply with U.S. and foreign trade, import and export and customs regulations and laws, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce;

•	differing regulatory requirements for obtaining clearances or approvals to market our products;
•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;
•	fluctuations in foreign currency exchange rates;
•	limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	differing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•	differing labor laws and standards;
•	complex data privacy requirements;
•	economic, political or social instability in foreign countries and regions;
•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
•	potential changes to U.S. trade policy, including new legislation that could restrict international trade, or protectionist or retaliatory measures taken by governments of other countries; and
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

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

As we increasingly compete in markets outside of the United States, we are and will be exposed to foreign currency exchange risk related to our foreign operations. A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies.  If the U.S. dollar weakens, our consolidated operating expenses would increase. An increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets or our costs could increase. Also, as our international sales continue to increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could increase our exposure to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, our international operations may not be successful and our business could be harmed.

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

We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.

Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, floods, earthquakes, power loss, system malfunction, computer viruses, security breaches and other events, which are beyond our control. Systems interruptions could reduce our ability to manufacture and provide service for our products, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. Loss of data could interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

We conduct a significant portion of our activities, including administration and data processing, at facilities located in Southern California, an area that has experienced major earthquakes, fires and other natural disasters. In addition, our primary self-manufacturing facility is located in West Carrollton, Ohio, an area that has experienced tornados, winter storms and other natural disasters.  A major earthquake, fire, tornado or other disaster (such as a major flood, tsunami, storm or terrorist attack) affecting these or other NuVasive facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our facilities or those of our suppliers.  These delays could be lengthy and costly. If our manufacturing facilities or any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

Our pending U.S. and foreign patent applications may not issue as patents at all or not in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated. Our existing patents and any patents issued in the future may not have claims with a scope sufficient to protect our products, any additional features we develop for our products or any new products. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Other parties may have developed technologies that may be related or competitive to our technology, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. Further, competitors may also be able to design around our patents or develop products that provide outcomes that are comparable to our products but fall outside of the scope of our patent protection.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

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

We rely upon non-disclosure agreements and invention assignment agreements with our employee shareowners, consultants and third parties to protect our confidential and proprietary information and trade secrets. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

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

We enter into agreements with collaborators that provide for the ownership of intellectual property arising from our collaborations and product development initiatives. These collaborators and other third parties may in the future make claims challenging the inventorship or ownership of our intellectual property.  In addition, we may face claims by third parties that our agreements with employee shareowners, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business and competitive position.

In addition, in certain instances we have agreed to pay consultants royalties, milestones and other payments in connection with their product development efforts. There can be no assurance that these consultants will not claim to be entitled to a royalty, milestone or other payment, even if we do not believe that it is warranted. Any such claim against us, even those without merit, may cause us to incur substantial costs, and could place a strain on our financial resources, divert the attention of management from our core business and harm our reputation.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets or are in breach of non-competition or non-solicitation agreements with our competitors.

We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employee shareowners and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our personnel, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement with a third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and/or be a distraction to management and other employee shareowners.

If personal injury lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for surgical procedures, as well as potential malpractice claims that are inherent in the provision of IOM services. Surgical procedures using our products and services often involve significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Furthermore, our biologics products may expose us to additional potential product liability claims, including due to the risk of transmitting disease to human recipients. Additionally, our IOM services business could become the subject of medical malpractice lawsuits alleging negligence on the part of our neurophysiologists and/or oversight physicians.

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

In July 2015, we entered into a settlement agreement with the U.S. Department of Justice, or DOJ, pursuant to which we paid $13.5 million to resolve an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. We admitted no wrongdoing as part of the settlement. In August 2015, we received a civil investigative demand, or CID, issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ. Additionally, in June 2017, we received a subpoena from the OIG in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. We are working with the OIG to understand the scope of the subpoena and its request for documents, and we intend to fully cooperate with the OIG’s request.

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

We are subject to SEC regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals”, and, if so, to perform an extensive inquiry into our supply chain, in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”), or an adjoining country.  Compliance with these regulations has increased our costs, and we expect our costs may increase in the future. We have determined that certain of our products contain such specified minerals. As of the date of our conflict minerals report for the 2016 calendar year, we were unable to determine whether or not such minerals originate from the DRC or an adjoining country. We are continuing to conduct inquiries into our supply chain in connection with the preparation of our conflict minerals report for 2017, which must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with these requirements has been time-consuming for management and our supply chain personnel (as well as time-consuming for our suppliers), and we expect that compliance will continue to require the expenditure of significant amounts of time and money by us and them.  In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products.  Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business.

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

Our relationships with physicians could be subject to additional scrutiny from regulatory enforcement authorities and could subject us to possible administrative, civil or criminal sanctions.

Federal and state laws and regulations impose restrictions on our relationships with physicians. We have entered into consulting agreements, license agreements and other agreements with physicians in which we provided equity awards or cash or both as compensation. Some of the physicians with which we have such consulting and other agreements are affiliated with some of our customers. Finally, we have other arrangements with physicians, including for research and development grants and for other purposes as well.

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

We have experienced rapid growth since our inception, and have increased our revenue from $38.4 million in 2004, the year of our initial public offering, to $1.03 billion in 2017. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenue or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenue, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.

As of December 31, 2017, we had outstanding $650.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2021 (the “2021 Notes”).  This significant amount of debt has important risks to us and our investors, including:

•	requiring a portion of our cash flow from operations to make interest payments on this debt;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.

In addition, to the extent we draw on our $500.0 million revolving senior credit facility (the “2017 Facility”) or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Further, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2021 Notes and the warrants that we issued as part of the related bond hedge transactions related to the 2021 Notes. The issuance of these shares may depress the market price of our common stock.

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with respect to the 2017 Facility, which replaced the previous Credit Agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. All of our assets and the assets of our material subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) and each of our material domestic subsidiaries guarantee the 2017 Facility. The covenants set forth in the 2017 Credit Agreement restrict, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund any person or business that is the subject of sanctions, and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the 2017 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2017 Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the 2017 Facility.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments will be expensive, and we may need to seek additional financing in the future to meet our capital needs.  As of December 31, 2017, we had $72.8 million in cash and cash equivalents and the ability to draw $500.0 million on our 2017 Facility. In January 2018, we drew $50.0 million from the 2017 Facility to be used for working capital, general corporate purposes, and strategic investments and acquisitions, including the acquisition of SafePassage, a privately-held provider of IOM services. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

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

As part of our globalization initiative, we have centralized international operations in the Netherlands and have entered into intercompany transfer pricing arrangements, including the licensing of intangibles. We continue to streamline our international operations to better align with and support our international business activities and markets through changes in how we develop, license and use our intangible property and how we structure our international procurement and customer service functions. We have experienced a negative impact to our effective tax rate over the last few years as we’ve invested in our expansion and expect continued but declining pressure on the tax rate over the next several years until we achieve our net profitability goals outside the U.S. and see the long-term benefits of expansion on our effective tax rate. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or will operate or to which we are otherwise deemed to have sufficient tax presence will not challenge the tax benefits that we ultimately expect to realize as a result of our international structure. In addition, current and future changes to U.S. and non-U.S. tax laws, including recently enacted U.S. tax reform of international business, could negatively impact the anticipated tax benefits of our international structure. Any long term benefits to our tax rate will also depend on our ability to achieve our anticipated international growth projections and to operate our business in a manner consistent with our international structure and intercompany transfer pricing arrangements. If we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the structure and our future operating results and financial condition may be negatively impacted.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth our principal properties as of December 31, 2017, all of which are leased unless otherwise noted as owned:

Primary Use	Square Footage	Location
Manufacturing facilities (2)	180,000	West Carrollton, OH
Corporate office and other facilities (1)	152,000	San Diego, CA
Fulfillment and warehouse operations (2)	100,000	Memphis, TN
Office facilities	53,000	Aliso Viejo, CA
Office facilities and warehouse	37,000	Japan
Office facilities	21,000	Columbia, MD
Office facilities and warehouse	15,000	Germany
Office facilities and warehouse	14,000	Netherlands
Office facilities and warehouse	11,000	Australia
Office facilities	10,000	Brazil
Office facilities	7,000	UK

(1) Our corporate headquarters
(2) Owned by the Company

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

	High	Low
2016
First Quarter	$55.53	$36.81
Second Quarter	60.09	47.87
Third Quarter	69.00	59.02
Fourth Quarter	69.50	56.70
2017
First Quarter	$75.83	$66.16
Second Quarter	79.97	70.44
Third Quarter	81.11	53.54
Fourth Quarter	60.79	50.58

We had approximately 78 stockholders of record as of January 31, 2018. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the fourth quarter of 2017, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2017:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	2,038,368	(1)	$35.41	5,491,267	(2)(3)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	2,038,368		$35.41	5,491,267
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

(2)

Consists of shares available for future issuance under the NuVasive 2014 Equity Incentive Plan, the Ellipse Technologies 2015 Incentive Award Plan, and the Amended and Restated 2004 Employee Stock Purchase Plan (ESPP). As of December 31, 2017, an aggregate of 2,953,163 shares of common stock were available for issuance under the NuVasive 2014 Equity Incentive Plan, 1,294,706 shares of common stock were available for issuance under the Ellipse Technologies 2015 Incentive Award Plan, and 1,243,398 shares of common stock were available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.

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

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index over the five year period ending December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*	$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

Purchases of Equity Securities

In October 2017, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock over a three-year period. Under this program, we are authorized to repurchase our shares in open market purchases, privately negotiated purchases or other transactions through October 2020. As of December 31, 2017, we have not repurchased any shares under this program.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2017 (1)	2016 (2)	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$1,029,520	$962,072	$811,113	$762,415	$685,173
Gross profit	760,512	721,979	616,634	580,057	504,689
Consolidated net income (loss)	81,263	35,426	65,290	(17,496)	6,985
Net income (loss) attributable to NuVasive, Inc.	83,006	37,147	66,291	(16,720)	7,902
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$1.63	$0.74	$1.36	$(0.36)	$0.18
Diluted	$1.50	$0.69	$1.26	$(0.36)	$0.17

	December 31,
	2017 (1)	2016 (2)	2015	2014	2013
	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$398,322	$332,946	$603,210	$490,972	$418,856
Total assets	1,639,067	1,570,804	1,289,649	1,343,459	1,179,568
Senior Convertible Notes (net of current portion)	582,920	564,412	376,542	360,746	346,060
Non-current liabilities (excluding convertible notes)	96,325	63,371	111,288	119,456	111,478
Total equity (3)	799,154	700,524	702,202	648,358	604,878
(1)

The selected consolidated financial data set forth for the year ended December 31, 2017 includes the operations and results of our 2017 acquisitions from their respective dates of acquisition. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion.

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

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products and services used to aid in the surgical procedure. For the year ended December 31, 2017, we generated global revenues of $1.03 billion, including sales in over 50 countries.

Our principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support offered by our NuVasive Clinical Services division; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion. To assist with surgical procedures we offer a platform called Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment.

Our MAS platform and its related offerings are designed to provide a unique and comprehensive solution for the safe and reproducible minimally-disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves along with intraoperative reconciliation. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our nerve monitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We offer a comprehensive portfolio of implants and fixation devices designed to be used with the MAS platform. Our portfolio of implants used for interbody disc height restoration include implants made from allograft, titanium, and polyetheretherketone, or PEEK. Our fixation products include specialized pedicle screws, rods and plates. Our biologics products, which are used to aid in the spinal fusion process or bone healing process, include allograft (donated human tissue) and synthetic offerings. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury. The PRECICE limb lengthening system is sold by our NuVasive Specialized Orthopedics division.

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

Revenues and Operations

To date, the majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Additionally, with our recent acquisitions of IOM service providers, we expect our IOM service and support revenue to increase compared to previous periods. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon receiving a purchase order from the hospital, or acknowledgment from the hospital indicating product use or implantation, or upon shipment to third-party customers who immediately accept title. Revenue from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business. Currently, sales and leases of capital equipment, including our LessRay software technology suite, represent a small portion of our consolidated revenues.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of independent sales agents and directly-employed sales representatives. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the sales, marketing and administrative operating expense line item within our Statement of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales agents, as well as exclusive and non-exclusive independent third-party distributors. As of December 31, 2017, we did not have any significant backlog.

We have operations in Puerto Rico that have been impacted by hurricanes during the year ended December 31, 2017. These operations do not constitute a material amount of our assets, liabilities or revenue. The ultimate impact of the hurricanes on the government, the local economy and on individual institutions may affect the realization of our assets as well as our ongoing ability to generate revenue; however, the assessment is currently underway. We believe the results of our financial position reflect the best estimate of the realizable value of our existing assets.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, bad debts, inventories, valuation of financial instruments, goodwill, intangibles, property and equipment, contingent liabilities, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

The following accounting policies are critical to the judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s guidance, we recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants and disposables is generally recognized upon receipt of a purchase order from the hospital or acknowledgment from the hospital indicating product use or implantation, or upon shipment to third-party customers who immediately accept title. Revenue from our monitoring services is recognized in the period the service is performed for the amount of payment we expect to receive. Revenue from the sale of our instrument sets is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title. Instrument sales account for an immaterial amount of annual sales.

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

Inventory

Net inventory primarily consists of $232.4 million finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by utilizing a standard cost method which approximates the weighted average cost. Our inventory balance also includes $5.0 million and $9.8 million raw materials and work in progress, respectively. We review the components of our inventory on a periodic basis for excess and obsolescence and adjust inventory to its net realizable value as necessary.

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

A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While this provides a competitive edge, it also results in the risk that our products and related capital instruments will become obsolete prior to sale or to the end of their anticipated useful lives.

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

Our annual evaluation for impairment of goodwill consists of two reporting units; the Progentix reporting unit and the remainder of the Company (see Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion of Progentix). In accordance with our policy, we completed our most recent annual evaluation for impairment as of October 1, 2017 and determined that no impairment existed, and it was determined that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. In addition, no indicators of impairments were noted through December 31, 2017 and consequently, no impairment charge has been recorded during the year.

Valuation of Intangible Assets

Our intangible assets are comprised primarily of purchased technology, customer relationships, manufacturing know-how and trade secrets, and trade name and trademarks. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions.

Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 2 to 17 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

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

Stock-based compensation expense was $22.4 million, $26.9 million, and $26.2 million for 2017, 2016, and 2015, respectively.  Stock-based compensation expense decreased $4.5 million in 2017 compared to 2016. This decrease in 2017 was primarily attributed to an increase in award forfeitures, including forfeitures on awards held by certain executives who exited the Company during 2017. Stock-based compensation expense for 2016 and 2015 was relatively consistent.

As of December 31, 2017, there was approximately $22.9 million and $18.9 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.9 years for both RSUs and PRSUs. In addition, as of December 31, 2017, there was $1.0 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2018. There was no unrecognized amortization expense for stock options as of December 31, 2017.

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

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. The Act significantly changes the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. We have performed an in-depth review of the Act, and based on information available at December 31, 2017, recorded certain provisional amounts related to the revaluation of our deferred taxes and the realization of certain tax credit carryforwards. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, we cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, we are continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, we have not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting our deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Based on our review, we concluded that it was more likely than not that we would be able to realize the benefit of our domestic and foreign deferred tax assets, with the primary exception of California, in the future. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. But, due to the inclusion of foreign losses, lower state apportionment, and the generation of research credits in California, we concluded that it is not more likely than not that we will be able to utilize our California deferred tax assets. Therefore, we maintained a full valuation allowance on our California deferred tax assets as of December 31, 2017 and 2016.

We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

Legal Proceedings

We are involved in a number of legal actions arising out of the normal course of our business. The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, we disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in our financial statements if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the Consolidated Financial Statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 10 to the Consolidated Financial Statements included in this Annual Report.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our Consolidated Financial Statements and Notes thereto included in this Annual Report, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Revenue

	Year Ended December 31,			2016 to 2017		2015 to 2016
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Spinal Hardware	$732,038	$674,057	$559,388	$57,981	9%	$114,669	20%
Surgical Support	297,482	288,015	251,725	9,467	3%	36,290	14%
Total Revenue	$1,029,520	$962,072	$811,113	$67,448	7%	$150,959	19%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, recent changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Our growth in revenue in 2018 should come primarily from market share gains in the shift toward less invasive spinal surgery, revenue from new products and services, and international growth.

Our total revenues increased $67.4 million in 2017 compared to 2016 and $151.0 million in 2016 compared to 2015, representing total revenue growth of 7% and 19%, respectively. To date, foreign currency fluctuations have not materially impacted our overall revenues as a percentage of growth year over year.

Revenue from our spinal hardware product line offerings increased $58.0 million, or 9%, in 2017 compared to 2016. Revenue associated with our 2016 acquisitions accounted for approximately 1% of the increase in spinal hardware revenue for the year ended   December 31, 2017. Product volume for our spinal hardware business, excluding the impact from our 2016 acquisitions, increased our revenue by approximately 10%, offset by unfavorable changes in price of approximately 3% for the year ended December 31, 2017 as compared to 2016. Foreign currency fluctuation from 2016 to 2017 did not have a material impact on spinal hardware revenue.

Revenue from our spinal hardware product line offerings increased $114.7 million, or 20%, in 2016 compared to 2015. Revenue associated with our 2016 acquisitions accounted for approximately 11% of the increase in spinal hardware revenue for the year ended   December 31, 2016 as compared to 2015. Product volume for our spinal hardware business, excluding the impact from our 2016 acquisitions, increased our revenue by approximately 11%, offset by unfavorable changes in price of approximately 2% for the year ended December 31, 2016 as compared to 2015. Foreign currency fluctuation from 2015 to 2016 did not have a material impact on spinal hardware revenue.

Revenue from our spinal hardware product line offerings for the year ended December 31, 2016 included a $4.8 million purchase order, which did not recur during the year ended December 31, 2017, from an organization established by certain former stockholders of Ellipse Technologies with their stated purpose to be donated for use in spinal deformity procedures for children in underprivileged communities. See Note 3 to the Consolidated Financial Statements included in this Annual Report for further discussion.

Revenue from our surgical support product line offerings increased $9.5 million, or 3%, in 2017 compared to 2016. Revenue associated with our 2016 acquisitions accounted for approximately 10% of the increase in surgical support revenue for the year ended December 31, 2017 as compared to 2016. Product and service volume for our surgical support business, excluding the impact from our 2016 acquisitions, decreased our revenue by approximately 4% for the year ended December 31, 2017 as compared to 2016. We also realized unfavorable changes in price of approximately 3% which includes lower reimbursement rates on our IOM services for the year ended December 31, 2017 as compared to 2016. Foreign currency fluctuation from 2016 to 2017 did not have a material impact on surgical support revenue.

Revenue from our surgical support product line offerings increased $36.3 million, or 14%, in 2016 compared to 2015. Revenue associated with our 2016 acquisitions accounted for approximately 11% of the increase in surgical support revenue for the year ended December 31, 2016 as compared to 2015. Product and service volume for our surgical support business, excluding the impact from our 2016 acquisitions, increased our revenue by approximately 4%, offset by unfavorable changes in price of approximately 1% compared to the same period in 2015. Foreign currency fluctuation from 2015 to 2016 did not have a material impact on surgical support revenue.

Cost of Goods Sold, excluding amortization of purchased technology

	Year Ended December 31,			2016 to 2017		2015 to 2016
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of Goods Sold	$269,008	$240,093	$194,479	$28,915	12%	$45,614	23%
% of total revenue	26%	25%	24%

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

Cost of goods sold increased $28.9 million, or 12%, during the year ended December 31, 2017 compared to 2016. The cost of goods sold associated with the operations of our 2016 acquisitions accounted for approximately 9% of the total increase during the year ended December 31, 2017 compared to the same period in 2016. Cost of goods sold for our business, excluding our 2016 acquisitions, increased primarily due to growth in volume, but also includes unfavorable shifts in inventory costing and product mix, for an overall increase of approximately 11% for the year ended December 31, 2017. These increases were partially offset by royalty obligations for certain product lines and other non-recurring inventory related items, including write-offs and reserves from both manufacturing and obsolescing products, which accounted for approximately a 2% decrease to costs of goods sold for the year ended December 31, 2017 compared to the same period in 2016. The year ended December 31, 2017 did not include the non-recurring inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies, which accounted for 6% of total cost of goods sold in the same period in 2016.

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

On a long term basis, we expect cost of goods sold, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Year Ended December 31,			2016 to 2017		2015 to 2016
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Sales, marketing, and administrative	$539,913	$533,624	$457,280	$6,289	1%	$76,344	17%
% of total revenue	52%	55%	56%
Research and development	50,425	47,999	35,833	2,426	5%	12,166	34%
% of total revenue	5%	5%	4%
Amortization of intangibles	48,039	42,001	12,516	6,038	14%	29,485	236%
Litigation liability	4,500	(43,310)	(41,826)	47,810	110%	(1,484)	4%
Business transition costs	4,287	18,138	13,748	(13,851)	76%	4,390	32%

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

Sales, marketing and administrative expenses increased by $6.3 million, or 1%, during the year ended December 31, 2017 as compared to the same period in 2016 due to increases in shareowner compensation and other expenses resulting from increased headcount, offset by the reversal of stock-based compensation expense previously recognized on unvested equity awards forfeited during the year. Other costs which increased as a function of the increase in revenue and expansion included consulting, facilities, travel and equipment, which were partially offset by decreased distributor commissions due to increased sales mix to our direct sales force in 2017 as compared to 2016 and decreased legal expense in 2017 due to the settlement of the Medtronic litigation in 2016. Sales, marketing and administrative expenses associated with our 2016 acquisitions, which are included in the results discussed herein, accounted for approximately 2% of the increase in sales, marketing and administrative expenses for the year ended December 31, 2017, compared to the same period in 2016.

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

Sales, marketing and administrative expenses as a percentage of revenue decreased during year ended December 31, 2017 compared to the same period in 2016. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing and administrative expenses.

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

Research and development expense increased by $2.4 million, or 5%, in 2017 compared to 2016. The increase in spending is primarily due to increased headcount and increased spending for our integrated operative solutions technologies, partially offset by non-recurring research and development expenses associated with our 2016 acquisitions.

Research and development expense increased by $12.2 million or 34% in 2016 compared to 2015. The increase in spending is primarily due to product related expenses associated with our 2016 acquisitions, as well as increased spending for our other technologies.

Research and development costs as a percentage of revenue remained consistent with the previous year. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased $6.0 million in 2017 compared to 2016, primarily due to our 2016 and 2017 acquisitions. Amortization expense increased $29.5 million in 2016 compared to 2015 due to our 2016 acquisitions. During the year ended December 31, 2017, we acquired $39.8 million in definite-lived intangible assets, and began amortizing the assets over their respective useful lives.

We expect future amortization of our current intangible assets as a percentage of revenue to be relatively consistent, excluding future acquisitions.

Litigation Liability Loss (Gain)

During the year ended December 31, 2017, we paid $4.5 million for the settlement of fees associated with the outcome of the Medtronic litigation matter.

During the year ended December 31, 2016, we agreed to settle our ongoing litigation with Medtronic. As a result of the settlement, we paid $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing our previous accrual of $88.3 million related to the matter.

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

See Note 10 and Note 11 to the Consolidated Financial Statements included in this Annual Report for further discussion.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. During the year ended December 31, 2017, we incurred $4.3 million of business transition costs, which consisted primarily of acquisition and integration activities, and $(1.3) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions. During the year ended December 31, 2016, we incurred $18.1 million of such costs, which consisted primarily of acquisition and integration activities, and $7.3 million of fair value adjustments on contingent consideration liabilities associated with our 2016 acquisitions. During the year ended December 31, 2015, we incurred $13.7 million of business transition costs, which included $3.0 million in restructuring and impairment charges associated with the exit of our New Jersey location and termination of the respective lease, and a $3.4 million charge associated with the resignation of our former Chief Executive Officer and Chairman of the Board. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

Interest and Other Expense, Net

	Year Ended December 31,			2016 to 2017		2015 to 2016
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest income	$440	$1,091	$1,589	$(651)	60%	$(498)	31%
Interest expense	(38,021)	(40,520)	(29,078)	2,499	6%	(11,442)	39%
Loss on repurchases of convertible notes	—	(19,085)	—	19,085	100%	(19,085)	*
Other (expense) income, net	(1,542)	(305)	425	(1,237)	406%	(730)	172%
Total interest and other expense, net	$(39,123)	$(58,819)	$(27,064)	$19,696	33%	$(31,755)	117%
% of total revenue	4%	6%	3%

Total interest expense decreased during the year ended December 31, 2017 compared to the same period in 2016, due to the settlement of the Senior Convertible Notes due 2017 on July 1, 2017. Total interest expense increased by $11.4 million during the year ended December 31, 2016 compared to the same period in 2015 as a result of issuance of the Senior Convertible Notes due 2021 in March 2016. Additionally, a loss of $19.1 million was recognized during the year ended December 31, 2016 related to the repurchase of a portion of the Senior Convertible Notes due 2017. Other (expense) income, net, for all periods presented included marginal income earned on marketable securities.

Income Tax (Benefit) Expense

	Year Ended December 31,			2016 to 2017		2015 to 2016
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income tax (benefit) expense	$(7,038)	$29,282	$46,729	$36,320	124%	$17,447	37%
Effective income tax rate	(9)%	45%	42%

The provision for income tax (benefit) expense as a percentage of pre-tax income from continuing operations was (9)% benefit for the year ended December 31, 2017 compared with 45% expense for the year ended December 31, 2016. The effective tax rate for 2017 is lower than 2016 primarily due to one-time tax benefits from deduction of excess tax over book basis in the amount of $19.5 million or 26% benefit to the effective tax rate in one of our wholly-owned U.S. subsidiaries and the revaluation of deferred taxes in the amount of $12.2 million or 16% benefit to the effective tax rate due to the enactment of U.S. tax reform. In addition, during the current year, there were lower losses in jurisdictions where we do not receive benefit as well as lower non-deductible acquisition costs, offset by a reduction in current year share-based compensation windfall tax benefits.

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 45% for the year ended December 31, 2016 compared with 42% for the year ended December 31, 2015. The effective tax rate for 2016 is higher than 2015 primarily due to increases in non-deductible acquisition related costs, offset by share-based compensation windfall tax benefits and the non-recurrence of prior year reserve and valuation allowance releases.

We are subject to audits by federal, state, local, and foreign tax authorities. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in our tax audits be resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

We expect our future effective income tax rate to be in-line with the U.S federal and statutory income tax rates due to the large concentration of earnings in the U.S. and foreign statutory tax rates being, on average, comparable to that in the U.S.  We continue to streamline our international operations, including procurement, logistics and customer service functions, in an effort to improve overall operational efficiencies. U.S. tax reform has lessened the tax benefit associated with foreign earnings due to a reduced U.S. federal corporate tax rate and the forced U.S. inclusion of certain foreign intangible related earnings. As international tax rules and regulations change, we may be subjected to higher taxes on foreign earnings.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful vertical integration of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. Our cash flow from operations and growing operations should continue to fund the ongoing core business.  As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. In the event that we are required to access the debt market, we should be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market in light of those earning levels.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At December 31, 2017, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $27.3 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of December 31, 2017, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $38.9 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity. Although our sales and operational activities located in the United States and Puerto Rico were affected by inclement weather during the year ended December 31, 2017, we do not anticipate the disruption will have a material impact to our liquidity.

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

We are involved in a number of legal actions and investigations arising out of the normal course of our business as discussed in Note 10 and Note 11 of the Consolidated Financial Statements included in this Annual Report. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Annual Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Consolidated Financial Statements included in this Annual Report. It is reasonably possible, however, that an unfavorable outcome that exceeds our current accrual estimate, if any, for one or more of the matters described in our Consolidated Financial Statements included in this Annual Report could have a material adverse effect on our liquidity and access to capital resources.  Additionally, it is possible that as part of the ongoing legal appeals process, regardless of our assessment of the probability of a loss, we could be required to set aside funds in an escrow or purchase a performance bond. These requirements to escrow funding could have an adverse impact on our ability to access our current liquidity or impact our access to additional capital resources.

In January 2018, we drew $50.0 million from our $500.0 million revolving senior credit facility to be used for working capital, general corporate purposes, and strategic investments and acquisitions, including the acquisition of SafePassage, a privately-held provider of IOM services.

On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. We anticipate these milestones will become payable at varying times between 2019 and 2021, but are subject to change based on the achievement of those manufacturing and commercial milestones.

On August 28, 2017, we entered into a 17 year operating lease agreement for the purpose of expanding and restructuring our corporate headquarters in San Diego, California, from approximately 145,000 square feet to approximately 252,000 square feet. The lease and its terms supersede the existing lease agreement with respect to the currently occupied office buildings comprising our corporate headquarters. The renovation and expansion of the corporate headquarters is expected to be completed in three phases over a period of two years. The rental payments associated with the lease will total approximately $164.2 million over the 17 year term of the lease. Rental payments escalate annually at 3% for the term of the lease upon the anniversary of completion of each phase of expansion.

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

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. We anticipate the remaining milestones will become payable at varying times between 2018 and 2020. We expect the imaging software and technology platform to be incorporated into our MAS platform to form a foundational element in our imaging, navigation and automation platform development strategy.

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

In furtherance of our initiative to increase the amount of products that we self-manufacture, in 2015, we added an approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio. In 2017, we substantially completed the build out of the new facility and initial production is underway.

Cash, cash equivalents and marketable securities were $72.8 million and $153.6 million at December 31, 2017 and December 31, 2016, respectively. Our existing cash and cash equivalents and available liquidity should be sufficient to meet our anticipated cash needs for the next 12 months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we have the ability to fund these from our existing line of credit if necessary. The change in liquidity during the year ended December 31, 2017 of $80.8 million was mainly driven by $110.2 million in cash used for purchases of property and equipment, $63.3 million in cash used for the repurchase of our Senior Convertible Notes due 2017, $62.4 million in cash used for business combinations and strategic investments, $30.0 million in cash used for a contingent consideration payment to Ellipse Technologies and $11.9 million in cash used on treasury stock purchases, offset by $190.2 million from cash inflow from operations. At December 31, 2017, we have cash totaling $5.4 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows:

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Cash provided by operating activities	$178,979	$156,295	$88,727	$22,684	15%	$67,568	76%
Cash used in investing activities	(174,861)	(304,885)	(7,514)	130,024	43%	(297,371)	3,958%
Cash (used in) provided by financing activities	(87,028)	110,823	(30,344)	(197,851)	179%	141,167	465%
Effect of exchange rate changes on cash	2,070	(929)	(917)	2,999	323%	(12)	1%
(Decrease) increase in cash and cash equivalents	$(80,840)	$(38,696)	$49,952	$(42,144)	109%	$(88,648)	177%

Cash provided by operating activities

Cash provided by operating activities was $179.0 million for the year ended December 31, 2017, compared to $156.3 million for the same period in 2016. The $22.7 million increase in cash provided by operating activities was primarily due to $45.0 million in cash paid for the settlement of the Medtronic litigation matter in 2016, offset with increased operational cash flows in 2016 related to timing of spending and cash receipts. Additionally, we paid $30.0 million in 2017 for contingent consideration related to the acquisition of Ellipse Technologies, of which $11.2 million related to increased fair value adjustments and thus decreased cash flows from operating activities, with the remaining $18.8 million representing the initial purchase price allocation classified in financing activities.

Cash provided by operating activities was $156.3 million in 2016, compared to $88.7 million in 2015. The $67.6 million increase in cash provided by operating activities was primarily due to income tax payments in 2015 shifting to income tax refunds in 2016.

Cash used in investing activities

Cash used in investing activities was $174.9 million in 2017, compared to $304.9 million in 2016. The $130.0 million decrease in cash used in investing activities in 2017 as compared to 2016 is primarily due to the $380.1 million cash payment (net of cash received) to fund the acquisition of Ellipse Technologies and a net $278.1 million cash received related to activities within investment portfolios during the year ended December 31, 2016. The year ended December 31, 2017 includes a decrease of $49.9 million in cash used for business combinations, strategic investments and purchases of intangible assets and an increase of $21.8 million in cash used on purchases of property and equipment associated with our manufacturing initiative and general business as compared to the same period in 2016.

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

For 2018, we expect capital expenditures to support expansions of our business globally to be in the range of $85.0 million to $95.0 million which is expected to be sourced by the cash generated from operations and the credit facility, as described below in the section “Revolving Senior Credit Facility”.

Cash (used in) provided by financing activities

Cash used in financing activities was $87.0 million for the year ended December 31, 2017, compared to $110.8 million cash provided for the same period in 2016. The $197.9 million decrease in cash provided by financing activities was primarily due to the net issuance of the Senior Convertible Notes due 2021 of $634.1 million. The proceeds from the issuance of the Senior Convertible Notes due 2021 were offset by the net $66.3 million purchase of a call spread related to that issuance and approximately $439.5 million in cash to repurchase a portion of the Senior Convertible Notes due 2017 during the year ended December 31, 2016. We used $63.3 million to settle the remaining principal on the Senior Convertible Notes due 2017 during the year ended December 31, 2017.

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

During 2018, we estimate at least $7.5 million of such cash tax payments will be made, however the actual remittance can be largely different depending on our share price at the date of RSU or PRSU release or option exercises or actual volume of such activities. We anticipate using cash generated from operating activities and the credit facility to fund all such payments.

Cash provided by financing activities was $110.8 million for the year ended December 31, 2016, compared to $30.3 million cash used for the same period in 2015. The $141.2 million increase in cash provided by financing activities was primarily due to the net proceeds from the issuance of the Senior Convertible Notes due 2021 of $634.1 million, offset by the use of $66.3 million net for the call spread on the sale and purchase of warrants and bond hedge in connection with the issuance. Additionally, we used approximately $439.5 million in 2016 to repurchase a portion of the outstanding Senior Convertible Notes due 2017.

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

In connection with the offering of the 2021 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2021 Hedge and warrants, which we refer to as the 2021 Warrants. The 2021 Hedge was entered into with the initial purchasers of the 2021 Notes and/or their affiliates, which we refer to as the 2021 Counterparties, entitling us to purchase up to 10,865,270 shares of our own common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2021 Hedge. Our assumed exercise of the 2021 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

In June 2011, we issued $402.5 million principal amount of the 2017 Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $359.2 million. The 2017 Notes provided for settlement in cash, stock, or a combination thereof, solely at our discretion. The initial conversion rate of the 2017 Notes was 23.7344 shares per $1,000 principal amount, or equivalent to conversion price of approximately $42.13 per share, which is subject to adjustment. Beginning January 1, 2017 and until the close of business on the second scheduled trading day immediately preceding July 1, 2017, holders could convert their 2017 Notes at any time. Prior to January 1, 2017, holders could convert their 2017 Notes only under the conditions as described in Note 5 to the Consolidated Financial Statements included in this Annual Report, which includes our common stock trading at 130% of the conversion price for 20 out of 30 consecutive trading days. We settled such conversions through combination settlement, which involved satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The impact of the convertible feature was dilutive to our earnings per share when our average stock price for the period was greater than the conversion price. Interest on the 2017 Notes began accruing upon issuance and was payable semi-annually on January 1st and July 1st each year.

In connection with the offering of the 2017 Notes, we entered into convertible note hedge transactions, which we refer to as the 2017 Hedge, with the initial purchasers of the 2017 Notes and/or their affiliates, which we refer to as the 2017 Counterparties, entitling us to purchase up to 9,553,096 shares of our common stock at an initial stock price of $42.13 per share, each of which was subject to adjustment. The cost of the 2017 Hedge was $80.1 million. The 2017 Hedge had an expiration date of July 1, 2017. The 2017 Hedge reduced the equity dilution upon conversion of the 2017 Notes. Prior to its maturity, our assumed exercise of the 2017 Hedge was considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. On July 1, 2017, we exercised the 2017 Hedge and received 4,160,789 shares of our own common stock on a net share basis from the 2017 Counterparties.

In addition, we sold warrants, which we refer to as the 2017 Warrants, to the 2017 Counterparties to acquire up to 477,654 shares of our Series A Participating Preferred Stock, at an initial strike price of $988.51 per share, subject to adjustment. Each share of Series A Participating Preferred Stock was initially convertible into 20 shares of our common stock, or up to 9,553,080 common shares in total. The 2017 Warrants were scheduled to expire on various dates from September 2017 through January 2018 with settlement in cash or net shares. All of the 2017 Warrants were settled on a net share basis as of July 2017 as described below. We received $47.9 million in cash proceeds from the sale of the 2017 Warrants. Prior to the settlement, the 2017 Warrants could have had a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year-to-date period) exceeded the strike price of the 2017 Warrants, which was $49.43 per share.

On May 24, 2017, we entered into warrant termination agreements with the 2017 Counterparties to settle the outstanding 2017 Warrants by accelerating the expiration period to varying settlement dates from June 2017 through July 2017, which terminated the existing 2017 Warrants settlement period. The settlement was delivered in shares of our common stock, based on a fixed formula using the daily volume weighted average price as the settlement measure. As of December 31, 2017, all of the 2017 Warrants were settled on a net share basis, resulting in the issuance of 3,656,944 shares of our common stock to the 2017 Counterparties.

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. At December 31, 2017, we did not carry any outstanding revolving loans under the 2017 Facility.

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

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our 2021 Notes, operating leases and other contractual obligations.

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2017:

		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Convertible Notes (1)	$701,188	$14,625	$29,250	$657,313	$—
Operating leases	186,282	12,550	25,271	21,358	127,103
Capital leases	1,276	640	582	54	—
Achieved milestones in connection with acquisitions	9,000	9,000	—	—	—
Other long-term liabilities	3,030	852	2,178	—	—
Total	$900,776	$37,667	$57,281	$678,725	$127,103
(1)

Convertible Notes includes the expected coupon interest payments on the outstanding debt. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the convertible notes.

Total contractual obligations and commitments listed in the table above excludes the following liabilities:

•

Potential contingent consideration payments pursuant to certain merger, purchase, and product development agreements, other than the achieved milestone payment listed above pursuant to the purchase agreement for the acquisition of LessRay. See Notes 3 and 6 to the Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations and product development agreements, respectively.

•

Potential performance based long-term cash incentive awards granted to certain executive officers. These awards are contingent upon future Company performance and totaled $3.0 million in the Consolidated Balance Sheet as of December 31, 2017.

•

Amounts related to uncertain tax benefits were excluded because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. Such liabilities totaling $4.5 million are included in the Consolidated Balance Sheet as of December 31, 2017. See Note 8 to the Consolidated Financial Statements included in this Annual Report for further discussion of our provision for income taxes.

•

Certain amounts related to tax liabilities in foreign jurisdictions were excluded because we cannot make a reasonably reliable estimate regarding the timing of settlements with taxing authorities, if any. Such liabilities totaling $6.0 million, including interest and penalties, are included in the Consolidated Balance Sheet as of December 31, 2017.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet activities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Risk

Our exposure to interest rate risk at December 31, 2017 is related to our investment portfolio which consists largely of cash equivalents in the form of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2017, we do not hold any material asset-backed investment securities and in 2017, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2017, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2017, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Market Price Sensitive Instruments

In order to reduce the potential equity dilution, we entered into the 2021 Hedge in connection with the issuance of the 2021 Notes entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2021 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2021 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion.

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

We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the Consolidated Statement of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $14.3 million as of December 31, 2017, which was settled in January 2018. During the year ended December 31, 2017, a loss of $1.9 million was recognized in other income due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was immaterial on our Consolidated Balance Sheet as of December 31, 2017. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.  The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

Item 8.Financial Statements and Supplementary Data

The Consolidated Financial Statements and supplementary data required by this item are set forth at the pages indicated in Item 15 of this Annual Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2017. Based on such evaluation, our management has concluded as of December 31, 2017, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted the new framework during 2014. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Report  of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on Internal Control over Financial Reporting

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NuVasive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Diego, California

February 26, 2018

Item 9B.Other Information

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its 2018 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

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
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

Exhibit Number	Description
10.15#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

10.16#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

10.17#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

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

10.21#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on July, 27, 2017)
10.22#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.23#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.24#	Letter Agreement dated May 22, 2015 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)
10.25#	Letter Agreement dated September 11, 2016 between the Company and Patrick S. Miles (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)
10.26#	Consulting and Services Agreement between the Company and Jason Hannon dated July 27, 2017 (incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 27, 2017)
10.27#

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

10.29#

Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Patrick S. Miles on September 11, 2016 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)

10.30#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.31

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 29, 2017)

Exhibit Number	Description
10.32

Amended and Restated Credit Agreement, dated April 25, 2017, by and among the Company, as the Borrower, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders party thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.33

Amended and Restated Security and Pledge Agreement, dated April 25, 2017, by and among the Company and certain material subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.34

Warrant Termination Agreement, dated as of May 24, 2017, between the Company and Bank of America, N.A. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on July 27, 2017)

10.35

Warrant Termination Agreement, dated as of May 24, 2017, between the Company and Goldman Sachs & Co. LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on July 27, 2017)

10.36

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.37

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.38

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.39

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.40

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.41

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.42

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.43

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.44†

Settlement and Patent License Agreement dated July 13, 2016 between the Company and Medtronic plc together with its wholly owned subsidiaries Medtronic Sofamor Danek USA, Inc., Warsaw Orthopedic, Inc., Medtronic Puerto Rico Operations Co., and Medtronic Sofamor Danek Deggendorf GmbH (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 26, 2016)

21.1	List of subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
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

Item  16.Form 10-K Summary

The Company has elected not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.
Date: February 26, 2018
By: /s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory T. Lucier and Rajesh J. Asarpota, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory T. Lucier	Chairman and Chief Executive Officer	February 26, 2018
Gregory T. Lucier	(Principal Executive Officer)

/s/ Rajesh J. Asarpota	Executive Vice President and Chief Financial Officer	February 26, 2018
Rajesh J. Asarpota	(Principal Financial Officer)

/s/ Jereme M. Sylvain	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2018
Jereme M. Sylvain	(Principal Accounting Officer)

/s/ Robert F. Friel	Director	February 26, 2018
Robert F. Friel

/s/ Vickie L. Capps	Director	February 26, 2018
Vickie L. Capps

/s/ Peter C. Farrell, Ph.D, AM	Director	February 26, 2018
Peter C. Farrell, Ph.D, AM

/s/ Lesley H. Howe	Director	February 26, 2018
Lesley H. Howe

/s/ Leslie V. Norwalk, Esq.	Director	February 26, 2018
Leslie V. Norwalk, Esq.

/s/ Daniel J. Wolterman	Director	February 26, 2018
Daniel J. Wolterman

/s/ Donald J. Rosenberg	Director	February 26, 2018
Donald J. Rosenberg

/s/ Michael D. O'Halleran	Director	February 26, 2018
Michael D. O'Halleran

NUVASIVE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-16

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for intra-entity transfers of assets other than inventory in 2017 due to the adoption of ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California

February 26, 2018

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and shares)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$72,803	$153,643
Restricted cash and investments	3,901	—
Accounts receivable, net of allowances of $13,669 and $8,912, respectively	199,040	171,595
Inventory, net	247,245	208,249
Prepaid income taxes	17,209	31,926
Prepaid expenses and other current assets	18,792	10,030
Total current assets	558,990	575,443
Property and equipment, net	215,326	181,524
Intangible assets, net	280,774	291,143
Goodwill	536,926	485,685
Deferred tax assets	6,440	5,810
Restricted cash and investments	1,494	7,405
Other assets	39,117	23,794
Total assets	$1,639,067	$1,570,804
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,076	$77,585
Contingent consideration liabilities	18,952	49,742
Accrued payroll and related expenses	55,582	51,000
Litigation liabilities	8,150	—
Income tax liabilities	2,908	2,469
Short-term senior convertible notes	—	61,701
Total current liabilities	160,668	242,497
Long-term senior convertible notes	582,920	564,412
Deferred and income tax liabilities, non-current	18,786	18,607
Other long-term liabilities	77,539	44,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2017 and December 31, 2016, 56,164,060 and 55,184,660 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	60	55
Additional paid-in capital	1,363,549	1,010,238
Accumulated other comprehensive loss	(6,933)	(10,631)
Retained earnings (accumulated deficit)	4,500	(66,859)
Treasury stock at cost; 5,001,886 shares and 4,758,828 shares at December 31, 2017 and December 31, 2016, respectively	(565,867)	(237,867)
Total NuVasive, Inc. stockholders’ equity	795,309	694,936
Non-controlling interests	3,845	5,588
Total equity	799,154	700,524
Total liabilities and equity	$1,639,067	$1,570,804

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,029,520	$962,072	$811,113
Cost of goods sold (excluding below amortization of intangible assets)	269,008	240,093	194,479
Gross profit	760,512	721,979	616,634
Operating expenses:
Sales, marketing and administrative	539,913	533,624	457,280
Research and development	50,425	47,999	35,833
Amortization of intangible assets	48,039	42,001	12,516
Litigation liability loss (gain)	4,500	(43,310)	(41,826)
Business transition costs	4,287	18,138	13,748
Total operating expenses	647,164	598,452	477,551
Interest and other expense, net:
Interest income	440	1,091	1,589
Interest expense	(38,021)	(40,520)	(29,078)
Loss on repurchases of convertible notes	—	(19,085)	—
Other (expense) income, net	(1,542)	(305)	425
Total interest and other expense, net	(39,123)	(58,819)	(27,064)
Income before income taxes	74,225	64,708	112,019
Income tax benefit (expense)	7,038	(29,282)	(46,729)
Consolidated net income	$81,263	$35,426	$65,290
Add back net loss attributable to non-controlling interests	$(1,743)	$(1,721)	$(1,001)
Net income attributable to NuVasive, Inc.	$83,006	$37,147	$66,291

Net income per share attributable to NuVasive, Inc.:
Basic	$1.63	$0.74	$1.36
Diluted	$1.50	$0.69	$1.26
Weighted average shares outstanding:
Basic	50,874	50,077	48,687
Diluted	55,193	54,102	52,424

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Consolidated net income	$81,263	$35,426	$65,290
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(1)	330	(344)
Translation adjustments, net of tax	3,699	1,151	(2,098)
Other comprehensive income (loss):	3,698	1,481	(2,442)
Total consolidated comprehensive income	84,961	36,907	62,848
Net loss attributable to non-controlling interests	1,743	1,721	1,001
Comprehensive income attributable to NuVasive, Inc.	$86,704	$38,628	$63,849

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Accumulated Deficit)	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2014	47,691	$48	$847,145	$(9,670)	$(186,938)	(233)	$(10,537)	$640,048	$8,310	$648,358
Issuance of common stock under employee and director stock option and purchase plans	4,925	5	106,434	—	—	(3,083)	(151,251)	(44,812)	—	(44,812)
Stock-based compensation expense	—	—	25,364	—	—	—	—	25,364	—	25,364
Tax benefits related to stock-based compensation awards	—	—	10,444	—	—	—	—	10,444	—	10,444
Net income attributable to NuVasive, Inc.	—	—	—	—	66,291	—	—	66,291	—	66,291
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,001)	(1,001)
Other comprehensive loss	—	—	—	(2,442)	—	—	—	(2,442)	—	(2,442)
Balance at December 31, 2015	52,616	$53	$989,387	$(12,112)	$(120,647)	(3,316)	$(161,788)	$694,893	$7,309	$702,202
Adjustment for modified retrospective adoption of accounting standard	—	—	—	—	16,641	—	—	16,641	—	16,641
Balance at December 31, 2015, as adjusted	52,616	$53	$989,387	$(12,112)	$(104,006)	(3,316)	$(161,788)	$711,534	$7,309	$718,843

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Accumulated Deficit)	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2015, as adjusted	52,616	$53	$989,387	$(12,112)	$(104,006)	(3,316)	$(161,788)	$711,534	$7,309	$718,843
Issuance of common stock under employee and director stock option and purchase plans	2,480	2	60,720	—	—	(1,443)	(76,079)	(15,357)	—	(15,357)
Stock-based compensation expense	—	—	24,981	—	—	—	—	24,981	—	24,981
Tax benefits related to convertible note repurchase	—	—	13,374	—	—	—	—	13,374	—	13,374
Issuance of common stock in connection with royalty milestone achievement	88	—	5,761	—	—	—	—	5,761	—	5,761
Issuance of common stock through conversion of notes payable	1	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	44,850	—	—	—	—	44,850	—	44,850
Convertible note hedge	—	—	(111,150)	—	—	—	—	(111,150)	—	(111,150)
Equity component of convertible note issuance	—	—	84,784	—	—	—	—	84,784	—	84,784
Equity component of convertible note repurchase	—	—	(100,524)	—	—	—	—	(100,524)	—	(100,524)
Debt issuance costs attributable to convertible feature	—	—	(1,931)	—	—	—	—	(1,931)	—	(1,931)
Securities registration fees	—	—	(14)	—	—	—	—	(14)	—	(14)
Net income attributable to NuVasive, Inc.	—	—	—	—	37,147	—	—	37,147	—	37,147
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,721)	(1,721)
Other comprehensive income	—	—	—	1,481	—	—	—	1,481	—	1,481
Balance at December 31, 2016	55,185	$55	$1,010,238	$(10,631)	$(66,859)	(4,759)	$(237,867)	$694,936	$5,588	$700,524

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Income (Loss)	(Accumulated Deficit)	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2016	55,185	$55	$1,010,238	$(10,631)	$(66,859)	(4,759)	$(237,867)	$694,936	$5,588	$700,524
Adjustment for modified retrospective adoption of accounting standard	—	—	—	—	(11,647)	—	—	(11,647)	—	(11,647)
Issuance of common stock under employee and director stock option and purchase plans	743	1	15,569	—	—	(243)	(17,447)	(1,877)	—	(1,877)
Stock-based compensation expense	—	—	22,062	—	—	—	—	22,062	—	22,062
Issuance of common stock in connection with royalty milestone achievement	90	—	5,131	—	—	—	—	5,131	—	5,131
Settlement of warrants	3,657	3	(3)	—	—	—	—	—	—	—
Settlement of convertible note hedge	(4,161)	—	310,553	—	—	—	(310,553)	—	—	—
Equity component of convertible note settlement	650	1	(1)	—	—	—	—	—	—	—
Net income attributable to NuVasive, Inc.	—	—	—	—	83,006	—	—	83,006	—	83,006
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,743)	(1,743)
Other comprehensive income	—	—	—	3,698	—	—	—	3,698	—	3,698
Balance at December 31, 2017	56,164	$60	$1,363,549	$(6,933)	$4,500	(5,002)	$(565,867)	$795,309	$3,845	$799,154

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Consolidated net income	$81,263	$35,426	$65,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,176	102,713	65,915
Deferred income tax (benefit) expense	(12,384)	26,265	34,757
Loss on repurchases of convertible notes	—	19,085	—
Amortization of non-cash interest	20,538	22,721	17,851
Stock-based compensation	22,391	26,924	26,203
Reserves on current assets	5,718	11,408	9,454
Other non-cash adjustments	16,561	16,928	17,581
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,389)	(33,250)	(9,463)
Inventory	(35,300)	(22,636)	(25,984)
Prepaid expenses and other current assets	(10,671)	(5,665)	1,239
Contingent consideration liabilities	(11,200)	—	—
Accounts payable and accrued liabilities	(5,580)	11,854	7,742
Accrued royalties	163	471	(46,092)
Accrued payroll and related expenses	4,088	8,849	(192)
Litigation liability	8,150	(88,450)	(36,270)
Income taxes	3,455	23,652	(39,304)
Net cash provided by operating activities	178,979	156,295	88,727
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	—	(380,080)	—
Other acquisitions and investments	(62,370)	(108,591)	(1,357)
Purchases of intangible assets	(2,270)	(5,918)	(32,020)
Proceeds from sales of property and equipment	—	—	40
Purchases of property and equipment	(110,221)	(88,372)	(75,772)
Purchases of marketable securities	—	(128,956)	(427,945)
Proceeds from sales of marketable securities	—	407,032	411,471
Proceeds from sales of restricted investments	—	—	180,694
Purchases of restricted investments	—	—	(62,625)
Net cash used in investing activities	(174,861)	(304,885)	(7,514)
Financing activities:
Incremental tax benefits related to stock-based compensation awards	—	—	15,185
Proceeds from the issuance of common stock	9,991	9,492	12,106
Payment of contingent consideration	(19,400)	(422)	(514)
Purchase of treasury stock	(11,860)	(24,734)	(56,929)
Proceeds from issuance of convertible debt, net of issuance costs	—	634,140	—
Proceeds from sale of warrants	—	44,850	—
Purchase of convertible note hedge	—	(111,150)	—
Repurchases of convertible notes	(63,317)	(439,519)	—
Proceeds from revolving line of credit	60,000	50,000	—
Repayments on revolving line of credit	(60,000)	(50,000)	—
Other financing activities	(2,442)	(1,834)	(192)
Net cash (used in) provided by financing activities	(87,028)	110,823	(30,344)
Effect of exchange rate changes on cash	2,070	(929)	(917)
(Decrease) increase in cash and cash equivalents	(80,840)	(38,696)	49,952
Cash and cash equivalents at beginning of year	153,643	192,339	142,387
Cash and cash equivalents at end of year	$72,803	$153,643	$192,339
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with royalty milestone achievement	$5,131	$5,761	$—
Supplemental cash flow information:
Interest paid	$15,897	$13,249	$11,069
Income taxes paid (refunded)	$1,459	$(20,499)	$36,303

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company’s principal product offering includes a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes the Company’s proprietary software-driven nerve detection and avoidance systems and Intraoperative Monitoring (“IOM”) services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. To assist with surgical procedures the Company offers a technology platform called Integrated Global Alignment (“iGA”); in which products and computer assisted technology under the MAS platform help achieve more precise spinal alignment. The individual components of the MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which introduced Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”), an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2018. In assessing the impact, the Company has reviewed all revenue generating activities, identified the performance obligations related to those activities, and determined the appropriate timing and measurement of revenue related to the performance obligations in accordance with the standard. The Company will adopt the new standard beginning January 2018 using the full retrospective method. The primary impact to the Company under ASC 606 will be the timing in which the Company recognizes revenue and related costs for hospital surgical procedures. Under ASC 606 the Company will record revenue and related costs upon submission of a charge sheet order, indicating a surgery has been completed with NuVasive products, rather than upon receipt of a purchase order or a charge sheet order acknowledgment from the hospital. The change is ultimately a timing impact, with revenue recorded earlier upon the submission of a charge sheet order rather than upon written evidence from the customer. To retrospectively reflect this change in revenue recognition the Company will record an adjustment of $1.3 million to increase January 1, 2016 opening retained earnings and decrease 2016 net income for purchase orders received in 2016 for surgeries that occurred in 2015 that would have been recorded as revenue during the year ended December 31, 2015 under ASC 606. Similarly, an adjustment of $1.4 million will be made to increase 2016 net income and decrease 2017 net income for purchase orders received in 2017 on surgeries that occurred in 2016 that would have been recorded as revenue in 2016 under ASC 606. The  impact of the net ASC 606 adjustment to the year ended December 31, 2016 results in an increase to net income of $0.1 million and zero change to both basic and dilutive earnings per share. The impact of the ASC 606 adjustment to the year ended December 31, 2017 results in a decrease to revenue and net income of $2.8 million and $1.4 million, respectively, and a decrease to basic and dilutive earnings per share of $0.03 and $0.02, respectively. Additionally, the Company will record reclassification adjustments in the Consolidated Balance Sheets related to variable consideration estimates for returns, rebates, credits, discounts, and incentives, as required by ASC 606. These adjustments are immaterial to the Consolidated Balance Sheets for all years presented.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company believes the adoption will modify its analyses and disclosures of lease agreements as operating leases are a significant portion of the Company’s total lease commitments. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which aims to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This amendment requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company elected to early adopt ASU 2016-16 in the first quarter 2017, which requires any adjustments to be recorded as of the beginning of fiscal 2017. As a result, the Company recorded a modified retrospective adjustment of $11.6 million to deferred tax assets and accumulated deficit as of January 1, 2017. The early adoption resulted in a decrease of $3.9 million in income tax expense that would have amortized out of prepaid income taxes during the year ended December 31, 2017. The decrease in income tax expense resulted in an increase in basic and diluted earnings per share of $0.08 and $0.07, respectively, for the year ended December 31, 2017.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission’s guidance, the Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants, biologics and disposables is generally recognized upon receipt of a purchase order from the hospital or acknowledgment from the hospital indicating product use or implantation, or upon shipment to third-party customers who immediately accept title. Revenue from IOM services is recognized in the period the service is performed for the amount of payment expected to be received. Revenue from the sale of instrument sets and nerve monitoring systems is recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accept title.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, marketable securities, restricted investments, derivatives, contingent consideration liabilities, accounts receivable, accounts payable, accrued expenses, and Senior Convertible Notes.

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

Inventory

Net inventory primarily consists of $232.4 million finished goods, which includes specialized implants and disposables, and is stated at the lower of cost or market determined by utilizing a standard cost method which approximates the weighted average cost. The Company’s inventory balance also includes $5.0 million and $9.8 million raw materials and work in progress, respectively. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

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

The Company’s annual evaluation for impairment of goodwill consists of two reporting units; the Progentix reporting unit and the remainder of the Company (the “primary reporting unit”). In accordance with the Company’s policy, the most recent annual evaluation for impairment using the discounted cash flow valuation methodology based on discounted cash flows as of October 1, 2017 was completed, and it was determined that no impairment existed and that no reporting unit of the Company was at risk of impairment when assessing the unit’s fair value compared to its carrying value. In addition, no indicators of impairments were noted through December 31, 2017 and consequently, no impairment charge has been recorded during the year.

Intangible assets with a finite life, such as acquired technology, customer relationships, manufacturing know-how, licensed technology, supply agreements and certain trade names and trademarks, are amortized on a straight-line basis over their estimated useful life, ranging from 2 to 17 years. In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology based intangible assets, the Company considers the expected life cycles of products which incorporate the corresponding technology. Trademarks and trade names that are related to products are assigned lives consistent with the period in which the products bearing each brand are expected to be sold.

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

On December 22, 2017, President Trump signed U.S tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. The Act significantly changes the fundamentals of U.S. corporate income taxation by, among many other things, reducing the U.S. federal corporate income tax rate to 21%, converting to a territorial tax system, and creating various income inclusion and expense limitation provisions. The Company has performed an in-depth review of the Act, and based on information available at December 31, 2017, has recorded certain provisional amounts related to the revaluation of its deferred taxes and the realization of certain tax credit carryforwards. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company cannot be certain that all deferred tax assets and liabilities have been established for the future effects of the legislation. Therefore, the final accounting for these provisions is subject to change as further information becomes available and further analysis is complete. Additionally, given the uncertainty and complexity of these new international tax regimes, the Company is continuing to evaluate how these provisions will be accounted for under U.S. generally accepted accounting principles; therefore, the Company has not yet adopted an accounting policy for treating the effects of these provisions as either a component of income tax expense in the period the tax arises, or through adjusting its deferred tax assets and liabilities to account for the estimated future impact of the special international tax regimes.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Based on its review, the Company concluded that it was more likely than not that they would be able to realize the benefit of its domestic and foreign deferred tax assets, with the primary exception of California, in the future. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. But, due to the inclusion of foreign losses, lower state apportionment, and the generation of research credits in California, the Company concluded that it is not more likely than not that it will be able to utilize its California deferred tax assets. Therefore, the Company maintained a full valuation allowance on its California deferred tax assets as of December 31, 2017 and 2016.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $6.9 million, $10.6 million, and $11.6 million at December 31, 2017, 2016, and 2015, respectively.

Research and Development

Research and development costs are expensed as incurred. To the extent the Company purchases research and development assets with a future alternative use the Company will capitalize and amortize the assets over its useful life.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $24.0 million, $24.5 million, and $21.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not significant for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

During the year ended December 31, 2017, the Company incurred $4.3 million of such costs, which consisted primarily of acquisition and integration activities, offset by $(1.3) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. During the year ended December 31, 2016, the Company incurred $18.1 million of business transition costs, which consisted primarily of acquisition and integration activities, and $7.3 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2016 acquisitions. During the year ended December 31, 2015, the Company incurred $13.7 million of business transition costs, which included $3.0 million in restructuring and impairment charges associated with the exit of its New Jersey location and termination of the respective lease, and $3.4 million charge associated with the resignation of the Company’s former Chief Executive Officer and Chairman of the Board. The $3.4 million charge includes certain severance and compensation-related charges, net of certain forfeitures of previously recognized equity-based compensation.

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

Net Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested RSUs, including those with performance and market conditions, warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. The contingently issuable shares are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Net income available to NuVasive, Inc.	$83,006	$37,147	$66,291
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	50,874	50,077	48,687
Dilutive potential common stock outstanding:
Stock options and ESPP	141	314	1,089
RSUs	1,083	1,273	1,157
Warrants	1,494	1,297	177
Senior Convertible Notes	1,601	1,141	1,314
Weighted average common shares outstanding for diluted	55,193	54,102	52,424
Basic net income per share attributable to NuVasive, Inc.	$1.63	$0.74	$1.36
Diluted net income per share attributable to NuVasive, Inc.	$1.50	$0.69	$1.26

The following weighted outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Stock options, ESPP, and RSUs	147	912	40
Warrants	10,865	13,253	4,777
Senior Convertible Notes	2,716	7,550	—
Total	13,728	21,715	4,817

2.    Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consisted of the following:

		December 31,
(in thousands, except years)	Useful Life	2017	2016
Instrument sets	4	$287,435	$249,592
Machinery and equipment	5 to 7	49,142	37,837
Computer equipment and software	3 to 7	102,729	71,258
Leasehold improvements	2 to 15	23,532	21,278
Furniture and fixtures	3 to 7	8,311	7,625
Building and improvements	10 to 20	20,146	16,558
Land	—	1,277	541
		492,572	404,689
Less: accumulated depreciation and amortization		(277,246)	(223,165)
		$215,326	$181,524

Property and equipment mainly consisted of instrument sets, which are loaned to surgeons and hospitals that purchase implants, biologics and disposables for use in individual surgical procedures.

Depreciation expense was $69.5 million, $57.1 million, and $49.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, gross assets recorded under capital leases of $1.8 million and $1.5 million, respectively, are included in machinery and equipment. Depreciation of the assets under capital leases is included in depreciation expense. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation, and testing of the system. At December 31, 2017 and 2016, the Company had $29.9 million and $24.2 million in unamortized capitalized internal-use software costs, respectively. Amortization expense related to capitalized internal-use software costs was $10.1 million, $7.4 million and $7.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2017 consisted of the following:

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
(in thousands, except years)	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Developed technology	8	$271,748	$(98,693)	$173,055
Manufacturing know-how and trade secrets	13	30,653	(15,542)	15,111
Trade name and trademarks	9	25,200	(10,559)	14,641
Customer relationships	9	122,249	(44,282)	77,967
Total intangible assets subject to amortization	9	$449,850	$(169,076)	$280,774
Intangible Assets Not Subject to Amortization:
Goodwill				536,926
Total goodwill and intangible assets, net				$817,700

Goodwill and intangible assets as of December 31, 2016 consisted of the following:

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
(in thousands, except years)	(in years)	Amount	Amortization	Assets, net
Intangible Assets Subject to Amortization:
Developed technology	8	$247,148	$(66,833)	$180,315
Manufacturing know-how and trade secrets	13	20,572	(13,604)	6,968
Trade name and trademarks	9	25,200	(7,478)	17,722
Customer relationships	9	117,018	(30,880)	86,138
Total intangible assets subject to amortization	9	$409,938	$(118,795)	$291,143
Intangible Assets Not Subject to Amortization:
Goodwill				485,685
Total goodwill and intangible assets, net				$776,828

Total expense related to the amortization of intangible assets which is recorded in both cost of goods sold and operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible, was $51.7 million, $45.6 million and $16.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, in connection with acquisitions, including changes in purchase price allocations, and other investments, the Company recorded additions to definite-lived intangible assets and goodwill of $39.8 million and $51.2 million, respectively. Goodwill recorded in business combinations is primarily attributable to synergies expected to arise after the acquisition. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion on assets acquired in business combinations and asset acquisitions.

The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2016
Gross goodwill	$493,985
Accumulated impairment loss	(8,300)
485,685
Changes to gross goodwill
Increases recorded in business combinations	50,789
Changes in purchase price allocation	386
Changes resulting from foreign currency fluctuations	66
51,241
December 31, 2017
Gross goodwill	545,226
Accumulated impairment loss	(8,300)
$536,926

Total future amortization expense related to intangible assets subject to amortization at December 31, 2017 is set forth in the table below:

(in thousands)
2018	$50,612
2019	49,123
2020	48,618
2021	46,566
2022	39,155
Thereafter through 2031	46,700
Total future amortization expense	$280,774

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in thousands)	2017	2016
Accrued expenses	$42,340	$42,355
Other taxes payable	12,692	7,789
Distributor commissions payable	7,649	8,836
Royalties payable	5,040	4,877
Accounts payable	4,366	9,121
Others	2,989	4,607
Accounts payable and accrued liabilities	$75,076	$77,585

3.    Fair Value Measurements

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent considerations are measured at fair value on a recurring basis. As of December 31, 2017 and December 31, 2016, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2017:
Cash Equivalents:
Money market funds	$27,000	$27,000	$—	$—
Total cash equivalents	$27,000	$27,000	$—	$—

December 31, 2016:
Cash Equivalents:
Money market funds	$72,866	$72,866	$—	$—
Corporate notes	4,551	—	4,551	—
Commercial paper	21,471	—	21,471	—
Securities of government-sponsored entities	5,995	—	5,995	—
Total cash equivalents	$104,883	$72,866	$32,017	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2017 and December 31, 2016 approximate their related fair values due to the short-term maturities of these instruments.

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

Foreign Currency and Derivative Financial Instruments

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange (losses) gains, which includes gains and losses from derivative instruments, were $(0.9) million, $(0.3) million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in other (expense) income in the Consolidated Statements of Operations.

As of December 31, 2017, 2016, and 2015 a notional principal amount of $14.3 million, $15.1 million, and $8.5 million respectively, was outstanding to hedge currency risk relative to foreign receivables and payables. Derivative instrument net (losses) gains on the Company’s forward exchange contracts were $(1.9) million, $0.7 million, and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in other (expense) income in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was $(0.1) million as of December 31, 2017 and $(0.2) million as of December 31, 2016. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

Fair Value of Senior Convertible Notes

On July 1, 2017, the Company’s Senior Convertible Notes due 2017 were settled via combination settlement, which involved satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2017 at December 31, 2016 was approximately $102.7 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at December 31, 2017 and December 31, 2016 was approximately $779.5 million and $827.6 million, respectively. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion on the carrying value of the notes and the settlement of the Senior Convertible Notes due 2017.

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

Contingent consideration liabilities were $67.9 million and $67.5 million as of December 31, 2017 and December 31, 2016, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2017	2016
Fair value measurement at January 1	$67,501	$—
Contingent consideration liability recorded upon acquisition	32,559	61,242
Change in fair value measurement	(1,295)	7,265
Changes resulting from foreign currency fluctuations	(224)	126
Contingent consideration paid or settled	(30,600)	(1,132)
Fair value measurement at December 31	$67,941	$67,501

During the year ended December 31, 2017, the Company recorded additional contingent consideration liabilities of $32.6 million in connection with certain acquisitions. Such acquisitions include the acquisition in September 2017 of a medical device company that developed interbody implants for spinal fusion using patented porous polyetheretherketone technology, which will be incorporated into the Company’s portfolio of interbody implants. The Company recorded a preliminary purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities associated with this acquisition.

During the year ended December 31, 2016, the Company received a purchase order from an organization established by certain former stockholders of Ellipse Technologies for the purchase of $4.8 million of products with their stated purpose to be donated for use in spinal deformity procedures for children in underprivileged communities. As the order complied with the Company’s standards and procedures, and the purchaser fully paid for the order in advance of shipment, the Company processed and delivered the order and recognized the revenue associated with the order during the year ended December 31, 2016 in accordance with ASC 605, Revenue Recognition.

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

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of December 31, 2017 and 2016. The Company has obligations under certain consultancy arrangements based on achievement of specified milestones. There was no accrual as of December 31, 2017 or 2016, related to these obligations.

4.    Business Combinations

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

The following table presents the results for the year ended December 31, 2017 and the unaudited pro forma results for the year ended December 31, 2016. The unaudited pro forma financial information combines the results of operations of NuVasive and Ellipse Technologies as though the companies had been combined as of January 1, 2015 and therefore many of the non-recurring business combination adjustments would have been included in the year ended December 31, 2015 by nature of such adjustments instead of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The year ended December 31, 2016 includes adjustments directly attributable to the business combination including a $(14.7) million adjustment for the increased fair value of acquired inventory, an adjustment of $4.0 million for acquisition related expenses, immaterial adjustments to revenue for deferred revenue adjustments and related tax effects to pre-tax income. The pre-acquisition accounting policies of Ellipse Technologies were materially similar to the Company, with the differences adjusted to reflect the accounting policies of the Company in the unaudited pro forma results presented.

	Years Ended December 31,
	2017	2016
(in thousands, except per share amounts)		(unaudited)
Revenues	$1,029,520	$968,179
Net income attributable to NuVasive, Inc.	83,006	38,045
Net income per share attributable to NuVasive, Inc.:
Basic	$1.63	$0.76
Diluted	$1.50	$0.70

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

The Company combined the service offerings of Biotronic NeuroNetwork with its Impulse Monitoring, Inc. business under the newly created division NuVasive Clinical Services.

The Company has completed other acquisitions that were not considered material to the overall Consolidated Financial Statements during the years ended December 31, 2017 and 2016. These acquisitions have been included in the Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the periods presented, excluding NSO, are material to the overall financial statements.

For certain acquisitions completed during the year ended December 31, 2017 the Company is still in the process of finalizing the purchase price allocation given the timing of the acquisitions and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Variable Interest Entities

Progentix Orthobiology, B.V.

In 2009, the Company purchased of forty percent (40%) of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). As of December 31, 2017, the Company has loaned Progentix cumulatively $5.3 million at an interest at a rate of 6% per year. The Company is not obligated to provide additional funding. Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”) for a term of ten years, whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products.

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

Total assets and liabilities of Progentix included in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2017	2016
Total current assets	$670	$334
Identifiable intangible assets, net	8,752	10,900
Goodwill	12,654	12,654
Accounts payable & accrued expenses	562	551
Deferred tax liabilities, net	331	880
Non-controlling interests	3,845	5,588

The following is a reconciliation of equity attributable to the non-controlling interests:

	Year Ended December 31,
(in thousands)	2017	2016
Non-controlling interests at beginning of period	$5,588	$7,309
Less: Net (loss) attributable to the non-controlling interests	(1,743)	(1,721)
Non-controlling interests at end of period	$3,845	$5,588

In January 2018, the Company completed the acquisition of the remaining 60% of the capital stock of Progentix, which subsequent to the acquisition will operate as a wholly-owned subsidiary of the Company. See Note 12 to the Consolidated Financial Statements included in this Annual Report for further discussion.

NuVasive Clinical Services and Physician Practices

The Company’s NuVasive Clinical Services division, which provides IOM services to surgeons and healthcare facilities across the U.S., maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

5.     Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	December 31, 2017	December 31, 2016
2.75% Senior Convertible Notes due 2017:
Principal amount	$—	$63,317
Unamortized debt discount	—	(1,417)
Unamortized debt issuance costs	—	(199)
	—	61,701
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(56,839)	(72,713)
Unamortized debt issuance costs	(10,241)	(12,875)
	582,920	564,412
Total Senior Convertible Notes	$582,920	$626,113

Less: Current portion	—	(61,701)
Long-term Senior Convertible Notes	$582,920	$564,412

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

The interest expense recognized on the 2021 Notes during the year ended December 31, 2017 includes $14.6 million, $15.9 million and $2.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2016 includes $11.5 million, $12.1 million and $1.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

2021 Hedge

In connection with the offering of the 2021 Notes, the Company entered into the hedge transaction with the initial purchasers of the 2021 Notes and/or their affiliates (the "2021 Counterparties") entitling the Company to purchase up to 10,865,270 shares of the Company's common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million and accounted for as an equity instrument by recognizing $111.2 million in additional paid-in-capital during 2016. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of the Company's common stock exceeds the strike price of the 2021 Hedge. An assumed exercise of the 2021 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

The interest expense recognized on the 2017 Notes during the year ended December 31, 2017 includes $0.9 million, $1.4 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2017 Notes during the year ended December 31, 2016 includes $4.9 million, $7.5 million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2017 Notes was 8.0%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2017 Notes began accruing upon issuance and was payable semi-annually.

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

2017 Hedge

In connection with the offering of the 2017 Notes, the Company entered into the 2017 Hedge with the initial purchasers of the 2017 Notes and/or their affiliates (the “2017 Counterparties”) entitling the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial stock price of $42.13 per share, each of which is subject to adjustment. The cost of the 2017 Hedge was $80.1 million and accounted for as derivative assets upon issuance of the 2017 Notes. Upon obtaining stockholder approval for the additional authorized shares of the Company’s common stock, the derivative asset was reclassified to stockholders’ equity, which resulted in recognizing cumulatively $37.1 million in other expense for the change in fair value measurement and $43.0 million in additional paid-in-capital during 2011. The 2017 Hedge had an expiration date of July 1, 2017. The 2017 Hedge reduced the equity dilution upon conversion of the 2017 Notes. Prior to its maturity, an assumed exercise of the 2017 Hedge by the Company was considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Repurchases of Senior Convertible Notes due 2017

In March 2016, the Company used approximately $345.2 million of the net proceeds from the 2021 Notes offering to repurchase approximately $276.8 million principal amount outstanding of the Senior Convertible Notes due 2017 (the “2017 Notes”), the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. In the fourth quarter of 2016, the Company used approximately $96.3 million of cash on hand to repurchase an additional $62.3 million in principal amount outstanding of 2017 Notes, the associated conversion feature of the repurchased notes (which is recorded in additional paid-in capital), and the accrued interest on the repurchased notes. The repurchases of 2017 Notes in 2016 resulted in a cumulative loss of approximately $19.1 million recorded in other expense on the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. The loss on the repurchases included the related debt issuance costs that were previously capitalized in connection with the issuance of the 2017 Notes. The remaining balances resulting from the aggregate repurchase of a portion of the 2017 Notes were $63.3 million, $1.4 million, and $0.2 million of principal outstanding, debt discount, and debt issuance costs, respectively, immediately following the repurchase.

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

On May 24, 2017, the Company entered into warrant termination agreements with the 2017 Counterparties to settle the outstanding 2017 Warrants by accelerating the expiration period to varying settlement dates from June 2017 through July 2017, which terminated the existing 2017 Warrants settlement period. The settlement was delivered in shares of Company common stock, based on a fixed formula using the daily volume weighted average price as the settlement measure. All of the 2017 Warrants were settled on a net share basis, resulting in the issuance of 3,656,944 shares of the Company’s common stock to the 2017 Counterparties.

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. At December 31, 2017 the Company did not carry any outstanding revolving loans under the 2017 Facility.

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

6.    Commitments

Leases

The Company leases office facilities and equipment under various operating and capital lease agreements. The initial terms of these leases range from 2 year to 17 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $5.4 million as of December 31, 2017.

Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying Consolidated Balance Sheets. Rent expense, including costs directly associated with the facility leases, was approximately $12.6 million, $10.6 million, and $9.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

On August 28, 2017, the Company entered into a 17 year operating lease agreement with HCPI/Sorrento, LLC (the “Lease”) for the purpose of expanding and restructuring its corporate headquarters located in San Diego, California, from approximately 145,000 square feet to approximately 252,000 square feet. The Lease and its terms supersede the existing Lease Agreement between the Company and HCPI/Sorrento, LLC with respect to the currently occupied office buildings comprising the Company’s corporate headquarters. The renovation and expansion of the corporate headquarters is expected to be completed in three phases over a period of two years. Rental payments escalate annually at 3% for the term of the Lease upon the anniversary of completion of each phase of expansion and rent expense is recognized on a straight-line basis over the term of the Lease.

The Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2017 are as follows:

	Capital	Operating
(in thousands)	Leases	Leases
2018	$640	$12,550
2019	498	12,840
2020	84	12,431
2021	39	10,847
2022	15	10,511
Thereafter	—	127,103
Total minimum lease payments	$1,276	$186,282
Less amount representing interest	(111)
Present value of obligations under capital leases	1,165
Less current portion	(581)
Long-term capital lease obligations	$584

Licensing and Purchasing Agreements

The Company is contingently obligated to make payments of up to $13.4 million in cash if specified future events occur or conditions are met as provided in certain consulting, purchase and/or product develop agreements. Not all of the respective agreements specify milestone payment timelines. The Company has also entered into certain consulting arrangements to pay up to approximately $8.5 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2024.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of theses contingent obligations are considered a cost of goods sold and are recognized as and if milestones are achieved. These agreements expire on various dates through 2024.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At December 31, 2017, future commitments for such key executives were approximately $29.0 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

7.    Stockholders’ Equity

Common Stock

There were 120,000,000 shares of common stock authorized at December 31, 2017 and 2016.

Preferred Stock

There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2017 and 2016.

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

In connection with the acquisition of Ellipse Technologies in February 2016 (see Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion), the Company assumed the Ellipse Technologies, Inc. 2015 Incentive Award Plan and the shares thereunder, subject to an equity exchange adjustment, for future awards by the Company.

The compensation cost that has been included in the statement of operations for the Company’s stock-based compensation plans was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Sales, marketing and administrative expense	$20,596	$25,466	$24,817
Research and development expense	1,445	1,231	1,157
Cost of goods sold	350	227	229
Stock-based compensation expense before taxes	22,391	26,924	26,203
Related income tax benefits	(8,509)	(10,770)	(10,481)
Stock-based compensation expense, net of taxes	$13,882	$16,154	$15,722

As of December 31, 2017, there was $22.9 million and $18.9 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.9 years for both RSUs and PRSUs. In addition, as of December 31, 2017, there was $1.0 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2018. There was no unamortized expense for stock options as of December 31, 2017.

In 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provided for the change in classification for excess tax benefits in the Consolidated Statements of Cash Flows on a prospective basis. The excess tax benefits reported as a financing cash inflow for the year ended December 31, 2015 was $15.2 million. The Company did not report such financing cash flows for the year ended December 31, 2016 and 2017. See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion.

Restricted Stock Units

The total fair value of RSUs that vested during the year ended December 31, 2017, 2016, and 2015 was $19.9 million, $31.2 million and $39.0 million, respectively.

Following is a summary of RSU activity for the year ended December 31, 2017:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except per share amounts)	Shares	Fair Value
Outstanding at December 31, 2016	1,096	$41.16
Granted	377	70.24
Vested	(283)	32.64
Forfeited	(194)	49.87
Outstanding at December 31, 2017	996	$52.90

For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vested RSUs were approximately 103,000, 227,000, and 330,000 in 2017, 2016, and 2015, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting RSUs were $7.2 million, $11.4 million and $15.4 million in 2017, 2016 and 2015, respectively.

Performance-Based Restricted Stock Units

The Company has granted PRSUs since 2012 for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, including targets for revenue, operating margin, earnings per share and total shareholder return over pre-determined periods of time. Share payout levels range from 0% to 312.5% depending on the respective terms of an award. Based upon the company’s actual performance against the performance conditions, approximately 117,000 shares of common stock vested on March 1, 2015 for PRSUs granted in 2012, and approximately 470,000 shares of common stock vested on February 1, 2015 for PRSUs granted in 2013, in each case in the aggregate for all award recipients. On February 1, 2016 and 2017, based upon the company’s actual performance against the performance conditions, approximately 102,000 and 39,000 shares of common stock vested for PRSUs granted in 2014, respectively. Since 2015, the Company has granted PRSUs with performance periods of one year or less that payout at 0% or 100%, of which approximately 43,000 and 37,000 shares of common stock vested in 2016 and 2017, respectively.

In 2015, the Company granted PRSU awards with five year cliff vesting terms to its Chief Executive Officer for which the performance criteria was not based on Company specific performance metrics, and as such, the Company recorded the award as a long-term liability as expensed over the service period. No amounts have been paid out on this award, or are expected to become due until 2020.

The total fair value of performance awards vested during 2017, 2016 and 2015 was $10.3 million, $12.6 million and $27.1 million, respectively.

Following is a summary of PRSU activity for the year ended December 31, 2017:

		Maximum Number
(in thousands, except per share amounts)	Shares	of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2016	871	1,553	$46.76
Awarded at target	203	396	73.68
Vested	(76)	(89)	41.61
Forfeited	(233)	(398)	55.42
Outstanding at December 31, 2017	765	1,462	$52.62

For the majority of PRSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vesting PRSUs were approximately 35,000, 58,000 and 292,000 in 2017, 2016 and 2015 respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting PRSUs were $2.5 million, $2.7 million, and 13.5 million in 2017, 2016, and 2015 respectively.

Stock Options

The Company has not granted any stock options since 2011. The stock options previously granted are exercisable for a period of up to ten years after the date of grant.

The aggregate intrinsic value of outstanding stock options at December 31, 2017 is based on the Company’s closing stock price on December 31, 2017 of $58.49. The Company received $2.4 million, $3.0 million and $6.2 million in proceeds from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of stock options exercised was $8.3 million, $29.0 million, and $63.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. There were no stock options that vested during the year ended December 31, 2017 or 2016. The total fair value of stock options that vested during the year ended December 31, 2015 was $0.3 million.

Following is a summary of stock option activity for the year ended December 31, 2017 under all stock plans:

			Weighted-Average
			Remaining
		Weighted	Contractual	Aggregate
		Avg. Exercise	Term	Intrinsic
(in thousands, except years and per share amounts)	Shares	Price	(Years)	Value
Outstanding at December 31, 2016	410	$34.93	2.47	$13,292
Exercised	(232)	34.59
Cancelled	*	23.24
Outstanding at December 31, 2017	178	35.41	1.33	$4,105
Exercisable at December 31, 2017	178	$35.41	1.33	$4,105
Vested or expected to vest at December 31, 2017	178	$35.41	1.33	$4,105

*De minimis amount of options cancelled.

 For the majority of stock options, shares are issued on the exercise dates net of the amount of shares needed to satisfy each of the exercise price (in lieu of cash) and statutory tax withholding requirements, the latter to be paid by the Company on behalf of the employee. The total shares withheld related to exercised stock options were approximately 105,000, 1,157,000, and 2,461,000 in 2017, 2016, and 2015, respectively, and were based on the value of the stock options on their exercise dates as determined by the Company’s closing stock price. Total cash payments for the employees’ tax obligations to the taxing authorities related to exercised stock options were $2.1 million, $10.7 million, and $28.0 million in 2017, 2016, and 2015, respectively.

Employee Stock Purchase Plan

The NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the “ESPP”), provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the two-year or six-month offering period (depending on the purchase period enrolled) or (ii) the respective purchase date. In the years ended December 31, 2017, 2016 and 2015, 154,000, 152,000, and 209,000 shares, respectively, were purchased under the ESPP.

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2017	2016	2015
ESPP
Volatility	26%	29%	40%
Expected term (years)	0.5	0.5	1.2
Risk free interest rate	0.9%	0.4%	0.2%
Expected dividend yield	—%	—%	—%

Common Stock Reserved for Future Issuance

The following table summarizes common shares reserved for issuance on exercise or conversion at December 31, 2017:

(in thousands)
Issued and outstanding stock options	178
Issued and outstanding RSUs and PRSUs	1,861
Available for issuance under the ESPP	1,243
Available for future grant	4,248
2021 Notes	14,396
2021 Warrants	32,596
Total shares reserved for future issuance	54,522

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

8.    Income Taxes

Total income before income taxes summarized by region for the years ended December 31 is as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
United States	$78,343	$77,538	$128,489
Foreign	(4,118)	(12,830)	(16,470)
Total income before income taxes	$74,225	$64,708	$112,019

The income tax (benefit) provision for the years ended December 31 consists of the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$5,972	$(14,837)	$1,480
State	776	1,283	178
Foreign	2,793	2,350	2,090
Total current provision	9,541	(11,204)	3,748
Deferred:
Federal	(913)	40,338	42,719
State	(4,217)	1,453	4,433
Foreign	(2,223)	(2,583)	(698)
Total deferred provision	(7,353)	39,208	46,454
Changes in tax rate	(14,929)	(216)	266
Changes in valuation allowance	5,703	1,494	(3,739)
Total (benefit) provision	$(7,038)	$29,282	$46,729

The differences between the income tax provision at the United States federal statutory tax rate and the Company’s effective tax rate for the years ended December 31 are the following:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Tax provision at federal statutory rate	$25,979	$22,648	$39,207
Recovery of tax basis in United States subsidiary	(19,540)	—	—
Change in tax rates	(14,929)	(216)	266
Valuation allowance	5,703	1,494	(3,739)
Compensation expense	(5,619)	(8,013)	(2,115)
Income tax credits and incentives	(3,462)	(3,426)	(1,754)
State income tax	3,240	3,243	4,264
Return to provision adjustments	(1,939)	(1,079)	(1,062)
Income tax reserves	1,184	759	2,301
Acquisition related charges	(489)	5,167	—
Globalization initiative	306	6,290	9,039
Other	2,528	2,415	322
Total (benefit) provision	$(7,038)	$29,282	$46,729

Significant components of the Company’s deferred tax assets and liabilities at December 31 are composed of the following:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
General business and other credit carryforwards	$18,928	$21,215
Net operating loss carryforwards	14,991	9,976
Stock-based compensation	13,502	18,227
Inventory	10,075	16,324
Amortization of intangibles	6,742	10,871
Original issue discount	4,606	8,817
Deferred rent	2,532	4,347
Other	14,943	9,718
Gross deferred tax assets	86,319	99,495
Less valuation allowance	(16,247)	(10,544)
Net deferred tax assets	70,072	88,951
Deferred tax liabilities:
Acquired intangibles	(53,076)	(69,428)
Depreciation	(23,132)	(29,888)
Other	(1,752)	(1,687)
Total deferred tax liabilities	(77,960)	(101,003)
Consolidated net deferred tax liabilities	$(7,888)	$(12,052)
Add deferred tax liability, net, attributable to non-controlling interests	199	528
Net deferred tax liabilities	$(7,689)	$(11,524)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Gross unrecognized tax benefits at January 1	$23,322	$12,448	$12,372
Increases in tax positions for prior years	1,692	1,716	2,614
Decreases in tax positions for prior years	(24)	(270)	(3,156)
Increases in tax positions for current year relating to ongoing operations	968	6,205	618
Decreases in tax positions as a result of a lapse of statute of limitations	(402)	—	—
Increases in tax positions for current year relating to acquisitions	—	3,223	—
Decreases in tax positions due to settlements with taxing authorities	(200)	—	—
Gross unrecognized tax benefits at December 31	$25,356	$23,322	$12,448

At December 31, 2017, 2016, and 2015, $24.1 million, $12.5 million, and $7.2 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would affect the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2017, 2016, and 2015, the Company recognized approximately $(0.1) million, $0.3 million, and $0.1 million, respectively, in interest and penalties as income tax expense (benefit) in the Consolidated Statements of Operations. The Company had approximately $0.4 million and $0.5 million for the payment of interest and penalties accrued at December 31, 2017 and December 31, 2016, respectively, in the Consolidated Balance Sheets.

The Company believes it is reasonably possible that approximately $6.5 million of its remaining unrecognized tax positions may be recognized by the end of 2018 as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in the state of New York, the state of Louisiana and Germany. U.S. and most foreign jurisdictions remain subject to examination in all years due to prior year net operating losses and R&D credits.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”) which among many other things reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Based on information available at December 31, 2017, the Company recorded a provisional tax benefit in the amount of approximately $14.9 million associated with the revaluation of its deferred taxes offset by an increase in valuation allowance of $2.7 million for a net benefit of $12.2 million for the corporate tax rate reduction. The final accounting is subject to change as further guidance on the U.S. GAAP treatment of this and other provisions of the Act become available and further analysis is complete.

The Company’s foreign subsidiaries had a cumulative net deficit in earnings and profits in aggregate as of December 31, 2017.  Therefore, based on the Company’s provisional assessment, the mandatory one-time repatriation provision under the Act had an immaterial impact to the net deficit in earnings and profits of the Company’s foreign subsidiaries and no impact on the Company’s tax expense. In the event the Company is required to repatriate funds from outside of the United States, such repatriation would not generate additional United States tax liabilities, but could be subject to local laws and customs generating immaterial tax consequences in the subsidiaries’ jurisdictions.

At December 31, 2017, the Company had $34.5 million, $93.3 million and $8.7 million of federal, state and foreign net operating loss carryforwards, respectively, which will begin to expire in 2018. Valuation allowance reserves of $53.4 million are recorded against California net operating losses of $53.4 million due to uncertainty surrounding their realization.

There were also federal and California income tax credit carryforwards of $21.4 million and $20.7 million, respectively. The federal credits will begin to expire in 2020. The California credits can be carried forward indefinitely. Valuation allowance reserves of $20.7 million are recorded against the California credits due to uncertainty surrounding their realization.

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

Revenue by product line was as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Spinal Hardware	$732,038	$674,057	$559,388
Surgical Support	297,482	288,015	251,725
Total Revenue	$1,029,520	$962,072	$811,113

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue			Property and Equipment, Net
	Year Ended December 31,			December 31,
(in thousands)	2017	2016	2015	2017	2016
United States	$853,245	$831,718	$714,768	$179,891	$148,227
International (excludes Puerto Rico)	176,275	130,354	96,345	35,435	33,297
Total	$1,029,520	$962,072	$811,113	$215,326	$181,524

10.    Contingencies

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

During the year ended December 31, 2017, the Company paid $4.5 million for the settlement of fees associated with the outcome of the litigation matter with Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities (collectively, “Medtronic”).

During the year December 31, 2016, the Company settled its ongoing litigation with Medtronic. As a result of the settlement, the Company paid $45.0 million to Medtronic and accordingly recorded a gain of $43.3 million related to the settlement by reducing its previous accrual of $88.3 million related to the matter.

During the year ended December 31 2015, the Company had a gain of $56.4 million related to a litigation accrual change resulting from the legal proceedings in the first phase of the Medtronic litigation whereby the damages awarded by the jury was overturned, and a gain of $2.8 million in litigation accrual change related to settlement of the NeuroVision trademark litigation. These amounts were offset by a litigation charge of $13.8 million related to the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) investigation and a $3.6 million litigation charge in a general litigation matter.

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

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery commenced. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on April 5, 2017 and the plaintiffs filed an opposition to the petition. On August 15, 2017, the Ninth Circuit denied the Company’s petition. The Company filed a motion for summary judgment on September 8, 2017. On February 1, 2018, the court entered an order denying the Company’s motion for summary judgment. On February 13, 2018, the Company entered into a memorandum of understanding with the plaintiffs to settle the case for $7.9 million. The Company expects the settlement will be fully funded by insurance proceeds. The settlement includes the dismissal of all claims against the Company and the named individuals in the lawsuit without any liability or wrongdoing attributed to them. The settlement is subject to formal documentation, court approval and other customary conditions. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of this litigation. However, in connection with the proposed settlement and in accordance with authoritative guidance, the Company has recorded the loss contingency of $7.9 million as a current litigation liability and the expected insurance proceeds of $7.9 million as a current receivable in the Consolidated Balance Sheet as of December 31, 2017.

Shareholder Derivative Litigation

On September 28, 2016, a shareholder derivative complaint was filed by James Borta in the Superior Court of California for the County of San Diego naming certain of the Company’s current and former executive officers and directors for allegedly breaching their fiduciary duties by, among other things, making allegedly false and misleading statements about the Company’s business, operations, and prospects.  The derivative complaint is based upon the same factual allegations as the securities class action litigation and names the Company as a nominal defendant. The plaintiff filed an Amended Complaint on March 1, 2017. The Company demurred to the Amended Complaint on April 7, 2017 and the court sustained the Company’s demurrer and provided the plaintiff thirty days to file an amended complaint. On June 30, 2017 the plaintiff filed a Second Amended Derivative Complaint, to which the Company demurred.  On September 29, 2017 the court sustained the Company’s demurrer and dismissed the case with prejudice, entering judgment. On October 10, 2017, the plaintiff filed a motion for reconsideration and to vacate the judgment. The court denied the motion on December 15, 2017. At December 31, 2017, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 19, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. On July 5, 2016, the trial court also awarded MMI attorney’s fees and costs of approximately $1.1 million. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company has appealed both the verdict and the court’s subsequent award of attorney’s fees and costs. However, the Company did not appeal the judgment with respect to breach of contract and accordingly accrued the $0.3 million in damages during the year ended December 31, 2017. The appeal hearing has been set for April 12, 2018. During pendency of any appeals, the Company has secured a bond to cover the amount of the judgment and attorneys’ fees and costs.

Historically the Company had believed the likelihood of a loss in this case was remote given the underlying facts of the case, however, during the quarter ended March 31, 2016, the judgment entered caused the Company to reassess its position.  The Company, based on its own assessment as well as that of outside counsel, believes that upon appeal the judgment will be vacated and have deemed it probable that is the outcome for all appealed judgments. The Company continues to believe for all judgments under appeal that such judgments will be vacated, and accordingly, at December 31, 2017, the Company believes that the outcome of the case does not constitute a probable nor an estimable loss associated with the litigation but rather a reasonably possible loss rather than a remote loss as historically contemplated. Therefore, for all judgments under appeal the Company has not recorded a loss contingency but has assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest, in accordance with the accounting guidance required by ASC 450, Contingencies.

11.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At December 31, 2017, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

On June 9, 2017, the Company received a subpoena from the OIG in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid.  The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. The Company is working with the OIG to understand the scope of the subpoena and its request for documents, and the Company intends to fully cooperate with the OIG's request.  No assurance can be given as to the timing or outcome of this investigation. At December 31, 2017, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

12.    Subsequent Events

In January 2018, the Company drew $50.0 million from the 2017 Facility to be used for working capital, general corporate purposes, and strategic investments and acquisitions, including the acquisition of SafePassage, a privately-held provider of IOM services. The closing of the acquisition occurred on January 17, 2018 and SafePassage now operates as a wholly-owned subsidiary of the Company.

Additionally, in January 2018, the Company acquired the remaining 60% of the capital stock of Progentix. Subsequent to the acquisition the Company now owns 100% of the capital stock in Progentix, and therefore the variable interest entity accounting and non-controlling interest associated with Progentix will no longer be applicable post-acquisition.

13.    Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented:

	Year Ended December 31, 2017 (1)
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$249,864	$260,573	$247,431	$271,652
Gross profit	188,251	194,152	181,848	196,261
Consolidated net income	12,325	12,229	33,185	23,524
Net income attributable to NuVasive, Inc.	12,768	12,661	33,617	23,960
Basic net income per common share attributable to NuVasive, Inc.	0.25	0.25	0.66	0.47
Diluted net income per common share attributable to NuVasive, Inc.	0.22	0.22	0.64	0.46

	Year Ended December 31, 2016 (2)
	First Quarter (3)(4)	Second Quarter(5)	Third Quarter	Fourth Quarter(4)(6)
Revenue	$215,104	$236,210	$239,649	$271,109
Gross profit	160,878	176,465	180,453	204,183
Consolidated net (loss) income	(3,825)	29,790	3,495	5,966
Net (loss) income attributable to NuVasive, Inc.	(3,368)	30,213	3,926	6,376
Basic net (loss) income per common share attributable to NuVasive, Inc.	(0.07)	0.60	0.08	0.13
Diluted net (loss) income per common share attributable to NuVasive, Inc.	(0.07)	0.57	0.07	0.11

(1)

The unaudited quarterly financial data set forth for the year ended December 31, 2017 includes the operations and results of the Company’s 2017 acquisitions from their respective dates of acquisition. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion.

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

(4)

Consolidated financial results include losses from repurchases of Senior Convertible Notes due 2017 of $17.4 million and $1.7 million in the first and fourth quarters of fiscal year 2016, respectively.

(5)	Consolidated financial results include a litigation liability gain of $43.3 million in connection with the settlement of all outstanding litigation matters with Medtronic.
(6)	Consolidated financial results include a purchase order for $4.8 million from an organization established by certain former stockholders of Ellipse Technologies.