Form 10-Q
period 2018-03-31
NUVASIVE INC
filed 2018-05-01
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 29, 2018 there were 51,259,919 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$73,741	$72,803
Restricted cash and investments	—	3,901
Accounts receivable, net of allowances of $14,734 and $13,026, respectively	188,107	200,220
Inventory, net	257,982	247,138
Prepaid income taxes	16,877	17,209
Prepaid expenses and other current assets	21,102	18,792
Total current assets	557,809	560,063
Property and equipment, net	227,573	215,326
Intangible assets, net	287,600	280,774
Goodwill	563,046	536,926
Deferred tax assets	5,277	6,440
Restricted cash and investments	2,394	1,494
Other assets	27,433	39,117
Total assets	$1,671,132	$1,640,140
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,136	$75,767
Contingent consideration liabilities	11,670	18,952
Accrued payroll and related expenses	39,369	55,618
Litigation liabilities	38,190	8,150
Short-term borrowings	55,000	—
Income tax liabilities	3,899	2,908
Total current liabilities	231,264	161,395
Long-term senior convertible notes	587,716	582,920
Deferred and income tax liabilities, non-current	4,900	18,870
Other long-term liabilities	84,856	77,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2018 and December 31, 2017, 56,335,550 and 56,164,060 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	60	60
Additional paid-in capital	1,358,759	1,363,549
Accumulated other comprehensive loss	(4,353)	(6,933)
(Accumulated deficit) retained earnings	(22,370)	4,762
Treasury stock at cost; 5,077,543 shares and 5,001,886 shares at March 31, 2018 and December 31, 2017, respectively	(569,700)	(565,867)
Total NuVasive, Inc. stockholders’ equity	762,396	795,571
Non-controlling interest	—	3,845
Total equity	762,396	799,416
Total liabilities and equity	$1,671,132	$1,640,140

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2018	2017
Revenue
Product revenue	$233,515	$224,955
Service revenue	27,007	24,058
Total revenue	260,522	249,013
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	55,191	45,901
Cost of services	18,623	15,542
Total cost of revenue	73,814	61,443
Gross profit	186,708	187,570
Operating expenses:
Sales, marketing and administrative	146,766	140,368
Research and development	14,491	12,414
Amortization of intangible assets	12,425	12,061
Litigation liability loss	28,995	—
Business transition costs	2,253	55
Total operating expenses	204,930	164,898
Interest and other expense, net:
Interest income	134	137
Interest expense	(9,467)	(9,799)
Other (expense) income, net	(9,703)	258
Total interest and other expense, net	(19,036)	(9,404)
(Loss) income before income taxes	(37,258)	13,268
Income tax benefit (expense)	10,126	(1,285)
Consolidated net (loss) income	$(27,132)	$11,983
Add back net loss attributable to non-controlling interest	$—	$(443)
Net (loss) income attributable to NuVasive, Inc.	$(27,132)	$12,426

Net (loss) income per share attributable to NuVasive, Inc.:
Basic	$(0.53)	$0.25
Diluted	$(0.53)	$0.22
Weighted average shares outstanding:
Basic	51,226	50,566
Diluted	51,226	57,786

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended March 31,
(unaudited)	2018	2017
Consolidated net (loss) income	$(27,132)	$11,983
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	(2)
Translation adjustments, net of tax	2,579	1,859
Other comprehensive income	2,579	1,857
Total consolidated comprehensive (loss) income	(24,553)	13,840
Net loss attributable to non-controlling interest	—	(443)
Comprehensive (loss) income attributable to NuVasive, Inc.	$(24,553)	$14,283

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
(unaudited)	2018	2017
Operating activities:
Consolidated net (loss) income	$(27,132)	$11,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,090	29,510
Impairment of strategic investment	9,003	—
Amortization of non-cash interest	4,925	5,369
Stock-based compensation	4,134	7,017
Reserves on current assets	4,080	(1,998)
Other non-cash adjustments	4,456	3,013
Deferred income taxes	(12,671)	1,440
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,933	1,719
Inventory	(12,126)	(13,800)
Prepaid expenses and other current assets	(1,737)	(2,614)
Accounts payable and accrued liabilities	1,579	550
Accrued payroll and related expenses	(18,493)	(12,721)
Litigation liability	30,040	—
Income taxes	1,294	(1,298)
Net cash provided by operating activities	36,375	28,170
Investing activities:
Acquisitions and investments	(51,794)	(2,500)
Purchases of intangible assets	(2,657)	(1,249)
Purchases of property and equipment	(29,109)	(34,545)
Net cash used in investing activities	(83,560)	(38,294)
Financing activities:
Proceeds from the issuance of common stock	336	410
Purchase of treasury stock	(2,155)	(10,356)
Payment of contingent consideration	(8,900)	—
Proceeds from revolving line of credit	65,000	—
Repayments on revolving line of credit	(10,000)	—
Other financing activities	(141)	(181)
Net cash provided by (used in) financing activities	44,140	(10,127)
Effect of exchange rate changes on cash	982	758
Decrease in cash, cash equivalents and restricted cash	(2,063)	(19,493)
Cash, cash equivalents and restricted cash at beginning of period	78,198	161,048
Cash, cash equivalents and restricted cash at end of period	$76,135	$141,555

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$73,741	$134,008
Restricted cash and investments	2,394	7,547
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$76,135	$141,555

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

The Company has reclassified historically presented revenue and cost of revenue to conform to the current year presentation, which now reflects revenue and costs allocated to the Company’s product and service offerings. These reclassifications had no impact on previously reported results of operations. Additionally, as required by Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), on January 1, 2018 the Company adopted Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), electing full retrospective method of adoption.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases, which outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new accounting standard requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company believes the adoption will modify its analyses and disclosures of lease agreements considering operating leases are a significant portion of the Company’s total lease commitments. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, which changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging, which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The amendments in this update will be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. The standard effectively replaces Accounting Standards Codification 605 Revenue Recognition (“ASC 605”) with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”). In summary, the changes to the guidance in revenue recognition under ASC 606 focuses on the existence of a contract with the customer (whether written, oral, or implied by an entity’s customary business practices), the concept that the performance obligation is fulfilled when the customer obtains control of the asset/service, versus the transfer of risk and reward, and the requirement that variable consideration (including rebates, discounts, etc.) and incremental costs must be estimated and recognized in the amount that is expected or most likely to be realized over the term of the contract fulfillment.

Prior to the adoption of ASC 606, the Company recognized revenue in accordance with ASC 605 when all four of the following criteria were met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured. Specifically, revenue from the sale of implants, biologics and disposables was generally recognized upon a purchase order from the hospital or acknowledgment from the hospital indicating product use or implantation or upon shipment to third-party customers who immediately accepted title. Revenue from the sale of instrument sets was recognized upon receipt of a purchase order and the subsequent shipment to customers who immediately accepted title. Revenue from neuromonitoring services was recognized in the period the service was performed for the amount of payment expected to be received.

The Company adopted ASC 606 as of January 1, 2018, electing full retrospective method of adoption, which resulted in a change in its accounting policy for revenue recognition and related adjustments to the Consolidated Financial Statements for all periods presented. The Company applied the practical expedients permitted under ASC 606 for which (i) contracts with customers originating prior to January 1, 2016 do not require disclosure for the amount of consideration allocated to remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue; (ii) contracts beginning and completing in the same annual reporting period need not be restated; and (iii) hindsight for estimating variable consideration for completed contracts is permitted.

The Company recognizes revenue from spinal surgery hardware and ancillary products at a point in time in two types of transactions: (i) procedural based transactions with products used during surgery defined as “charge sheet orders”, and (ii) shipping transactions which represent the stocking of product or the purchase of instrumentation to support future surgeries defined as “stocking and capital orders”. The Company also recognizes revenue at a point in time associated with surgical-related servicing procedures, including neuromonitoring services which are defined as “surgical-related services”. Other sources of revenue, such as leasing revenue and royalties, are immaterial to the Consolidated Financial Statements.

For charge sheet orders, the sale occurs when the surgery is performed and a charge sheet is submitted to the Company by its sales representative identifying the products consumed during the surgery. The Company obtains an authorization or acknowledgment from the hospital to complete the invoicing process. Under ASC 605, persuasive evidence of an arrangement and delivery of product was deemed to have occurred once the charge sheet was processed, and an associated authorization or acknowledgement from the customer was received. Under ASC 606, the Company’s charge sheet orders are considered to be a contract with a customer when the Company agrees to attend a scheduled surgery with its products as requested by the hospital or surgeon. The performance obligation is considered to be complete once the hospital takes control of the product, it is implanted into a patient and there is sufficient evidence regarding the specific usage and pricing of the product used. The scheduling of the surgery and the usage of Company products is determined to be a contract, and recognition of revenue under ASC 606 occurs upon the completion of the surgical event and consumption of product. In the event that information related to the surgical event and consumption of product is not readily available the Company recognizes revenue upon a purchase order from the hospital or acknowledgment from the hospital indicating product use.

For stocking and capital orders, under ASC 605, delivery was deemed to have occurred when the title, including all risks and rewards of ownership of the products specified in the sales agreement had passed to the buyer. Accordingly, title, including all risks and rewards of ownership, passed based on the shipping terms. Under ASC 606, the Company’s stocking and capital order performance obligation is considered to be satisfied when the hospital assumes control of the asset, either upon shipment or delivery depending on the terms, and ability to direct the use of the asset as appropriate without the Company’s consent.

Under ASC 605, revenue from surgical-related services, such as neuromonitoring services, was recognized in the period the service was performed based on the delivery of a services report to the customer. The Company recognized revenue for the amount of payment expected to be received. In accordance with ASC 606, the Company enters into a contract with a customer when the hospital or surgeon requests the Company to attend a scheduled surgery with its products and services. The Company recognizes revenue at the time of the surgical procedure (when service and control is transferred to the customer), and bills either hospitals or insurance companies for different aspects of the service, as applicable. Revenue from insurance companies is recognized using the expected value method, as the Company bills at a gross rate which is generally not the rate ultimately collected. A contract is deemed to be in place for the expected amount of consideration to be received for the services with respect to hospitals and insurance companies, each of which are deemed to have the ability to pay for the services rendered.

Under ASC 605, the Company has historically estimated the amounts of returns, trade-ins, discounts, rebates, credits or incentives as offsets to the total transaction price or revenue associated with the sale. In limited situations, when historical information was not available or reliable, the Company would defer revenue recognition until completion of all performance obligations. Under ASC 606, the Company analyzes sales that could include variable consideration, and estimates the expected or most likely amount of revenue after returns, trade-ins, discounts, rebates, credits, and incentives. In making these estimates, the Company considers whether the amount of variable consideration is constrained and is included in revenue only to the extent that it is probable that a significant reversal of the revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company earns sales-based royalty revenue over time from sales of products using existing biologics intellectual property (“IP”) that is out-licensed to certain companies. Under ASC 605, royalty revenue was recognized as earned and when collection was reasonably assured and was generally estimated and recorded in the same period as the sales that generated the royalty obligation. ASC 606 provides an exception for sales or usage-based royalties from the guidance for accounting for variable consideration, allowing the royalty revenue from the license of IP to be recognized when the performance obligation has been satisfied and the subsequent sale has occurred. Therefore, the Company estimates monthly royalty revenue as its performance obligation is satisfied. The Company does not expect a significant impact to royalty revenue under the adoption of ASC 606 as it has historically estimated and accrued royalty revenue in the period earned.

The Company historically expensed incremental costs, such as commissions associated with sales contracts, as incurred. Under ASU 2014-09, ASC 340-40 Other Assets and Deferred Costs was added along with ASC 606 to codify accounting guidance for the incremental costs to obtain or fulfill a contract with a customer. Under the guidance, the incremental costs must be deferred and recorded over the period in which the contract revenue is recognized. The Company typically does not associate quarterly or annual sales bonuses directly with a sale or master contract; however, commissions are directly associated with individual sales and expensed in the same period as the related contract revenue. The associated commissionable sales would not typically have a future benefit unless the revenue is recognized over time. The Company does not typically have situations where revenue is deferred in excess of one year. Given the practical expedient for contracts completing within one year, the Company does not expect these capitalized costs to be material in a given period.

The cumulative effect of the change on retained earnings for the full retrospective method of adoption of ASC 606 was $0.3 million as of December 31, 2017. The following tables summarize in a condensed presentation the impact of the adoption of ASC 606 on the Company’s previously reported Consolidated Balance Sheet as of December 31, 2017 and the Unaudited Consolidated Statement of Operations and Comprehensive Income and the Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2017.

NUVASIVE, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

		(Unaudited)		(Unaudited)
As of December 31, 2017	As reported	Adjustments		As Adjusted
Accounts receivable, gross	$212,709	$537	[a]	$213,246
Allowances on accounts receivable	(13,669)	643	[b]	(13,026)
Inventory, net	247,245	(107)	[c]	247,138
Other current assets	112,705	—		112,705
Total current assets	558,990	1,073		560,063
Remaining other assets	1,080,077	—		1,080,077
Total assets	$1,639,067	$1,073		$1,640,140
Accounts payable and accrued liabilities	75,076	691	[d]	75,767
Accrued payroll and related expenses	55,582	36	[e]	55,618
Other current liabilities	30,010	—		30,010
Total current liabilities	160,668	727		161,395
Deferred and income tax liabilities, non-current	18,786	84	[f]	18,870
Other long-term liabilities	660,459	—		660,459
Total NuVasive, Inc. stockholders’ equity	795,309	262	[g]	795,571
Non-controlling interests	3,845	—		3,845
Total equity	799,154	262		799,416
Total liabilities and equity	$1,639,067	$1,073		$1,640,140

[a] Represents cumulative impact from January 1, 2016 to the period presented on accounts receivable for the full retrospective method of adoption of ASC 606.
[b] Represents cumulative impact from January 1, 2016 to the period presented on allowances on accounts receivable for the full retrospective method of adoption of ASC 606.
[c] Represents cumulative impact from January 1, 2016 to the period presented on inventory for the full retrospective method of adoption of ASC 606.
[d] Represents cumulative impact from January 1, 2016 to the period presented on commissions payable and accrued returns for the full retrospective method of adoption of ASC 606.
[e] Represents cumulative impact from January 1, 2016 to the period presented on commissions payable for the full retrospective method of adoption of ASC 606.
[f] Represents cumulative impact from January 1, 2016 to the period presented on deferred tax liabilities for the full retrospective method of adoption of ASC 606.
[g] Represents cumulative impact from January 1, 2016 to the period presented on retained earnings for the full retrospective method of adoption of ASC 606.

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

(Unaudited)	As reported	Adjustments		As adjusted
Three months ended March 31, 2017
Revenue
Product revenue	$225,806	$(851)	[a]	$224,955
Service revenue	24,058	—		24,058
Total revenue	249,864	(851)		249,013
Cost of revenue (excluding amortization of intangible assets)
Cost of products sold	46,071	(170)	[b]	45,901
Cost of services	15,542	—		15,542
Total cost of revenue	61,613	(170)		61,443
Gross profit	188,251	(681)		187,570
Operating expenses:
Sales, marketing and administrative	140,502	(134)	[c]	140,368
Other operating expenses	24,530	—		24,530
Total operating expenses	165,032	(134)		164,898
Total interest and other expense, net	(9,404)	—		(9,404)
Income tax (expense) benefit	(1,490)	205	[d]	(1,285)
Consolidated net income	$12,325	$(342)	[e]	$11,983
Add back net loss attributable to non-controlling interests	$(443)	$—		$(443)
Net income attributable to NuVasive, Inc.	$12,768	$(342)	[e]	$12,426
Net income per share attributable to NuVasive, Inc.:
Basic	$0.25	$0.00	[f]	$0.25
Diluted	$0.22	$0.00	[f]	$0.22
Comprehensive income attributable to NuVasive, Inc.	$14,625	$(342)	[e]	$14,283

[a] Represents net change in sales revenue for charge sheet orders recognized under ASC 606.
[b] Represents net change in cost of products sold for charge sheet orders recognized under ASC 606.
[c] Represents net change in accrued sales commissions for charge sheet orders recognized under ASC 606.
[d] Represents deferred income tax liability on net change associated with charge sheet orders recognized under ASC 606.
[e] Represents net income and comprehensive income resulting from net change in charge sheet orders recognized under ASC 606.
[f] Represents earnings per share impact resulting from net change in charge sheet orders recognized under ASC 606.

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)
Three months ended March 31, 2017	As reported	Adjustments		As adjusted
Consolidated net income	$12,325	$(342)	[a]	$11,983
Adjustments to reconcile net income to net cash provided by operating activities:
Reserves on current assets	(2,153)	155	[b]	(1,998)
Deferred income tax expense (benefit)	1,645	(205)	[c]	1,440
Other adjustments to reconcile net income	44,909	—		44,909
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	924	795	[d]	1,719
Inventory	(13,630)	(170)	[e]	(13,800)
Prepaid expenses and other current assets	(2,614)	—		(2,614)
Accounts payable and accrued liabilities	593	(43)	[f]	550
Accrued payroll and related expenses	(12,531)	(190)	[f]	(12,721)
Income taxes	(1,298)	—		(1,298)
Net cash provided by operating activities	28,170	—		28,170
Net cash used in investing activities	(38,294)	—		(38,294)
Net cash used in financing activities	(10,127)	—		(10,127)
Effect of exchange rate changes on cash	758	—		758
Decrease in cash, cash equivalents and restricted cash	$(19,493)	$—		$(19,493)

[a] Represents net income resulting from charge sheet orders recognized under ASC 606.
[b] Represents net change in allowances on accounts receivable for charge sheet orders recognized under ASC 606.
[c] Represents deferred income tax liability on net change associated with charge sheet orders recognized under ASC 606.
[d] Represents net change in accounts receivable for charge sheet orders recognized under ASC 606.
[e] Represents net change in inventory for charge sheet orders recognized under ASC 606.
[f] Represents net change in accrued sales commissions for charge sheet orders recognized under ASC 606.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, ASU 2016-01 changes the disclosure requirements for financial instruments. ASU 2016-01 provides a practicability exception for investments that do not have readily determinable fair values, which allows investments to be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company adopted ASU 2016-01 as of January 1, 2018 and elected to apply the practicability exception for measuring equity investments that do not have readily determinable fair market. The adoption did not have any impact on its Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption did not have any significant impact on its Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update will be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 as of January 1, 2018 and adjusted the presentation of its Statement of Cash Flows for the periods presented. The adoption did not have any significant impact on its Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. The Company adopted ASU 2017-01 as of January 1, 2018.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of asset derecognition and adds guidance for partial sales and nonfinancial assets. An entity is required to apply the amendments in this update at the same time that it applies the amendments in ASU 2014-09. The Company adopted ASU 2017-05 as of January 1, 2018. The adoption did not have any significant impact on its Consolidated Financial Statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions, or classification of the award changes. The Company adopted ASU 2017-09 as of January 1, 2018. The adoption did not have any significant impact on its Consolidated Financial Statements.

Revenue Recognition

In accordance with ASC 606 guidance, the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from neuromonitoring services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, the Company does offer the ability for customers to lease instrumentation primarily on a non-sales type basis. Instrument sales and leasing revenue represent an immaterial amount of the Company’s total revenue in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

Inventory

Net inventory primarily consisted of $245.1 million of finished goods, $8.0 million of work in progress and $4.9 million of raw materials as of March 31, 2018. Net inventory as of December 31, 2017 consisted of $232.4 million of finished goods, $9.8 million of work in progress and $5.0 million of raw materials. Finished goods include specialized implants and disposables and are stated at the lower of cost or market determined by utilizing a standard cost method, which includes assessment of capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to lower of cost or market. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $4.4 million and $6.9 million at March 31, 2018 and December 31, 2017, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $5.9 million for both the three months ended March 31, 2018 and March 31, 2017. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

During the three months ended March 31, 2018, the Company incurred $2.3 million of such costs, which consisted primarily of acquisition, integration and business transition activities, and $0.1 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. During the three months ended March 31, 2017, the business transition costs were immaterial to the results of operations.

2.    Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to the Company:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net (loss) income attributable to NuVasive, Inc.	$(27,132)	$12,426
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	51,226	50,566
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	—	221
Restricted stock units	—	1,416
Warrants	—	3,046
Senior Convertible Notes	—	2,537
Weighted average common shares outstanding for diluted	51,226	57,786
Basic net (loss) income per share attributable to NuVasive, Inc.	$(0.53)	$0.25
Diluted net (loss) income per share attributable to NuVasive, Inc.	$(0.53)	$0.22

The following weighted-average outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2018	2017
Stock options, employee stock purchase plan, and restricted stock units	1,056	102
Warrants	10,865	10,865
Senior Convertible Notes	10,865	—
Total	22,786	10,967

3.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(0.3) million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively, and are included in other (expense) income, net in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of March 31, 2018 and December 31, 2017 a notional principal amount of $11.7 million and $14.3 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net losses on the Company’s forward exchange contracts were $0.4 million for both the three months ended March 31, 2018 and March 31, 2017 and are included in other (expense) income, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was de minimis as of March 31, 2018 and $(0.1) million as of December 31, 2017. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the three months ended March 31, 2018.

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent obligations are measured at fair value on a recurring basis. As of March 31, 2018 and December 31, 2017, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2018:
Cash equivalents:
Money market funds	$22,000	$22,000	$—	$—
Total cash equivalents	$22,000	$22,000	$—	$—

December 31, 2017:
Cash equivalents:
Money market funds	$27,000	$27,000	$—	$—
Total cash equivalents	$27,000	$27,000	$—	$—

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2018 and December 31, 2017 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at March 31, 2018 and December 31, 2017, was $716.3 million and $779.5 million, respectively. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the notes.

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

Contingent consideration liabilities were $65.8 million and $67.9 million as of March 31, 2018 and December 31, 2017, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2018	2017
Fair value measurement at beginning of period	$67,941	$67,501
Contingent consideration liability recorded upon acquisition	6,663	—
Change in fair value measurement	149	(1,352)
Changes resulting from foreign currency fluctuations	72	12
Contingent consideration paid or settled	(9,000)	—
Fair value measurement at end of period	$65,825	$66,161

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018, the Company recorded an impairment charge of $9.0 million on a strategic investment. The impairment was recorded in other (expense) income, net in the Unaudited Consolidated Statement of Operations.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
March 31, 2018:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(107,068)	$164,680
Manufacturing know-how and trade secrets	13	30,881	(16,168)	14,713
Trade name and trademarks	9	25,500	(11,376)	14,124
Customer relationships	9	141,928	(47,845)	94,083
Total intangible assets subject to amortization	9	$470,057	$(182,457)	$287,600

Intangible assets not subject to amortization:
Goodwill				$563,046
Total goodwill and intangible assets, net				$850,646

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2017:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(98,693)	$173,055
Manufacturing know-how and trade secrets	13	30,653	(15,542)	15,111
Trade name and trademarks	9	25,200	(10,559)	14,641
Customer relationships	9	122,249	(44,282)	77,967
Total intangible assets subject to amortization	9	$449,850	$(169,076)	$280,774

Intangible assets not subject to amortization:
Goodwill				$536,926
Total goodwill and intangible assets, net				$817,700

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2017
Gross goodwill	$545,226
Accumulated impairment loss	(8,300)
536,926
Changes to gross goodwill
Increases recorded in business combinations	25,956
Changes in purchase price allocation	75
Changes resulting from foreign currency fluctuations	89
26,120
March 31, 2018
Gross goodwill	571,346
Accumulated impairment loss	(8,300)
$563,046

Total expense related to the amortization of intangible assets, which is recorded in both cost of revenue and operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.3 million and $13.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Total future amortization expense related to intangible assets subject to amortization at March 31, 2018 is set forth in the table below:

(in thousands)
Remaining 2018	$39,561
2019	51,263
2020	50,640
2021	48,580
2022	41,169
Thereafter through 2031	56,387
Total future amortization expense	$287,600

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

Acquisitions

In January 2018, the Company acquired SafePassage, a privately-held provider of IOM services, which now operates as a wholly-owned subsidiary of the Company. The acquisition was not considered material to the overall Unaudited Consolidated Financial Statements. The Company’s NuVasive Clinical Services division (including SafePassage) represents the reported service revenue on the Unaudited Consolidated Statement of Operations.

The Company has completed other acquisitions that were not considered material to the overall Unaudited Consolidated Financial Statements during the periods presented. These acquisitions have been included in the Unaudited Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the periods presented are material to the overall financial statements.

For certain acquisitions completed during the periods presented, the Company is still in the process of finalizing the purchase price allocation given the timing of the acquisitions and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Variable Interest Entities

Progentix Orthobiology B.V.

In 2009, the Company purchased forty percent (40%) of the capital stock of Progentix Orthobiology B.V. (“Progentix”), a company organized under the laws of the Netherlands, from existing shareholders pursuant to a Preferred Stock Purchase Agreement for $10.0 million in cash (the “Initial Investment”). The Company also loaned Progentix cumulatively a total of $5.3 million at an interest rate of 6% per year (the “Loan”). Concurrently, with the Initial Investment, the Company and Progentix entered into a Distribution Agreement (as amended, the “Distribution Agreement”) for a term of ten years, whereby Progentix appointed the Company as its exclusive distributor for certain Progentix products.

Following the Initial Investment, in accordance with authoritative guidance, the Company determined that Progentix was a variable interest entity (“VIE”), as it did not have the ability to finance its activities without additional subordinated financial support and its equity investors would not absorb their proportionate share of expected losses and would be limited in the receipt of the potential residual returns of Progentix.

In January 2018, the Company completed the acquisition of the remaining 60% of the capital stock of Progentix (the “Non-Controlling Interest Acquisition”). Subsequent to the Non-Controlling Interest Acquisition, the Company owns 100% of the capital stock of Progentix, which now operates as its wholly-owned subsidiary and is no longer accounted for as a VIE or a separate reporting unit as of the date of the Non-Controlling Interest Acquisition. In accordance with authoritative guidance, the non-controlling interest associated with Progentix was reclassified to additional paid-in capital, including the difference between the non-controlling interest and consideration paid. The Loan plus accrued interest and the related receivable between the Company and Progentix is still outstanding as of March 31, 2018.

The following is a reconciliation of equity (net assets) attributable to the non-controlling interest:

	Three Months Ended March 31,
(in thousands)	2018	2017
Non-controlling interest at beginning of period	$3,845	$5,588
Acquired non-controlling interest reclassified to additional paid-in capital	(3,845)	—
Less: Net loss attributable to the non-controlling interest	—	(443)
Non-controlling interest at end of period	$—	$5,145

Total assets and liabilities of Progentix as a VIE included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Total current assets	$—	$670
Identifiable intangible assets, net	—	8,752
Goodwill	—	12,654
Accounts payable and accrued expenses	—	562
Deferred tax liabilities, net	—	331
Non-controlling interest	—	3,845

NuVasive Clinical Services and Physician Practices

The Company’s NuVasive Clinical Services division (including SafePassage), which provides IOM services to surgeons and healthcare facilities across the U.S., maintain contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and therefore, the accompanying Unaudited Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes due 2021 are as follows:

(in thousands)	March 31, 2018	December 31, 2017
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(52,740)	(56,839)
Unamortized debt issuance costs	(9,544)	(10,241)
Total Senior Convertible Notes	$587,716	$582,920

2.25% Senior Convertible Notes due 2021

In March 2016, the Company issued $650.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021 (the "2021 Notes"). The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company's common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2021 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible note hedge (the "2021 Hedge") and warrants (the "2021 Warrants") concurrently with the issuance of the 2021 Notes.

The cash conversion feature of the 2021 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016.

The interest expense recognized on the 2021 Notes during the three months ended March 31, 2018 includes $3.7 million, $4.1 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended March 31, 2017 includes $3.7 million, $3.9 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

2.75% Senior Convertible Notes due 2017

In June 2011, the Company issued $402.5 million principal amount of the unsecured Senior Convertible Notes with a stated interest rate of 2.75% and a maturity date of July 1, 2017 (the “2017 Notes”). The 2017 Notes provided for settlement in cash, stock, or a combination thereof, solely at the Company’s discretion. The initial conversion rate of the 2017 Notes was 23.7344 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $42.13 per share, subject to adjustments. The Company used the treasury share method for assumed conversion of the 2017 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share.

During 2016, the Company repurchased a majority of the 2017 Notes, which resulted in a cumulative loss of approximately $19.1 million recorded in other expense on the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. In July 2017, the Company settled the remaining 2017 Notes upon maturity via combination settlement, which involved satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock.

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

Concurrently, with the offering of the 2017 Notes the Company also entered into transactions for a convertible note hedge (the “2017 Hedge”) and warrants (the “2017 Warrants”). The 2017 Hedge entitled the Company to purchase up to 9,553,096 shares of the Company’s common stock at an initial price of $42.13 per share. Prior to its maturity, an assumed exercise of the 2017 Hedge by the Company was considered anti-dilutive since the effect of inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share. The 2017 Warrants entitled its holders to acquire up to 477,654 shares of the Company’s Series A Participating Preferred Stock at an initial strike price of $988.51 per share. Each share of Series A Participating Preferred Stock was convertible into 20 shares of the Company’s common stock, or up to 9,553,080 common shares in total. The 2017 Warrants were scheduled to expire on various dates from September 2017 through January 2018 with settlement in cash or net shares. The Company used the treasury share method for assumed conversion of its 2017 Warrants to compute the weighted average common shares outstanding for diluted earnings per share. In 2017, the Company exercised the 2017 Hedge and also entered into warrant termination agreements which settled the 2017 Warrants on a net share basis.

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. As of March 31, 2018, the Company had $55.0 million outstanding under the 2017 Facility, at an interest rate of 3.44% (one month LIBOR plus 1.75%).

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

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Sales, marketing and administrative expense	$3,515	$6,795
Research and development expense	500	139
Cost of revenue	119	83
Stock-based compensation expense before taxes	4,134	7,017
Related income tax benefits	(1,034)	(2,666)
Stock-based compensation expense, net of taxes	$3,100	$4,351

At March 31, 2018, there was $39.6 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The Company issued approximately 112,000 shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three months ended March 31, 2018 and issued approximately 359,000 shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2017.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended March 31,
	2018	2017
ESPP
Volatility	36%	25%
Expected term (years)	0.5	0.5
Risk free interest rate	1.2%	0.5%
Expected dividend yield	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 59,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three months ended March 31, 2018 and issued approximately 232,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2017.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2018, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax expense related to shortfalls on share-based payments, return to provision adjustments, and limitations on certain officer’s compensation. The Company’s effective tax rate recorded for the three months ended March 31, 2018 was 27%.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company recorded certain provisional amounts related to the revaluation and realization of its deferred taxes in its December 31, 2017 tax provision. In the first quarter of 2018, the Company further analyzed the impact of the Act on certain executive compensation related deferred taxes and determined that a write-down of approximately $0.2 million was required, which would have increased the full year effective tax rate by 0.3% and the fourth quarter effective tax rate by 1.1%. This Company is continuing to analyze the impact of the Act during which adjustments to the 2017 year-end provisional calculation will be subject to change during the Staff Accounting Bulletin No. 118 measurement period. As the Company finalizes its analysis and adjusts its tax balances accordingly, it will describe the issue and impact on previously recorded provisional amounts. At March 31, 2018, the Company has not completed its accounting for the tax effects of the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base erosion and anti-abuse tax (“BEAT”) provisions of the Act on current year tax expense; however, the Company has made a reasonable estimate and determined that these provisions will have no impact on its 2018 results. Because the Company continues to evaluate the impact of the Act’s GILTI provisions, it has yet to elect an accounting policy to treat the tax impact as either a future period charge or as a current component of deferred taxes.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.3 million during the three months ended March 31, 2018, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $6.5 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in the state of New York, the state of Louisiana, and Germany. U.S. and most foreign jurisdictions remain subject to examination in all years due to prior year net operating losses and R&D credits.

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

The Company has reclassified historically presented product line revenue to conform to the current period presentation. The reclassification had no impact on previously reported results of operations.

Revenue by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Spinal hardware	$185,901	$175,086
Surgical support	74,621	73,927
Total revenue	$260,522	$249,013

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2018	2017	2018	2017
United States	$213,303	$213,356	$192,326	$179,891
International (excludes Puerto Rico)	47,219	35,657	35,247	35,435
Total	$260,522	$249,013	$227,573	$215,326

10.    Commitments

Licensing and Purchasing Agreements

As of March 31, 2018 the Company has obligations under certain consulting arrangements to pay up to approximately $45.2 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2027.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of these contingent obligations are considered either a research and development expense or a cost of revenue depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved. These agreements expire on various dates through 2027.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s earnings. At March 31, 2018, future commitments for such key executives were approximately $40.0 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

Legal Proceedings

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery commenced. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on April 5, 2017 and the plaintiffs filed an opposition to the petition. On August 15, 2017, the Ninth Circuit denied the Company’s petition. The Company filed a motion for summary judgment on September 8, 2017. On February 1, 2018, the court entered an order denying the Company’s motion for summary judgment. On February 13, 2018, the Company entered into a memorandum of understanding with the plaintiffs to settle the case for $7.9 million. The Company expects the settlement will be fully funded by insurance proceeds. The settlement includes the dismissal of all claims against the Company and the named individuals in the lawsuit without any liability or wrongdoing attributed to them. The settlement is subject to formal documentation, court approval and other customary conditions. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of this litigation. However, in connection with the proposed settlement and in accordance with authoritative guidance, the Company has recorded the loss contingency of $7.9 million as a current litigation liability and the expected insurance proceeds of $7.9 million as a current receivable in the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017.

Shareholder Derivative Litigation

On September 28, 2016, a shareholder derivative complaint was filed by James Borta in the Superior Court of California for the County of San Diego naming certain of the Company’s current and former executive officers and directors for allegedly breaching their fiduciary duties by, among other things, making allegedly false and misleading statements about the Company’s business, operations, and prospects. The derivative complaint is based upon the same factual allegations as the securities class action litigation and names the Company as a nominal defendant. The plaintiff filed an Amended Complaint on March 1, 2017. The Company demurred to the Amended Complaint on April 7, 2017 and the court sustained the Company’s demurrer and provided the plaintiff thirty days to file an amended complaint. On June 30, 2017 the plaintiff filed a Second Amended Derivative Complaint, to which the Company demurred. On September 29, 2017 the court sustained the Company’s demurrer and dismissed the case with prejudice, entering judgment. On October 10, 2017, the plaintiff filed a motion for reconsideration and to vacate the judgment. The court denied the motion on December 15, 2017. On March 2, 2018, the plaintiff filed a Notice of Appeal which the plaintiff subsequently abandoned on March 21, 2018. The Company believes this matter is now concluded and at March 31, 2018, in accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this litigation.

Madsen Medical, Inc. Litigation

On February 19, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. On July 5, 2016, the trial court also awarded MMI attorney’s fees and costs of approximately $1.1 million. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company has appealed both the verdict and the court’s subsequent award of attorney’s fees and costs. However, the Company did not appeal the judgment with respect to breach of contract and accordingly accrued the $0.3 million in damages during the year ended December 31, 2017. The U.S. Court of Appeals for the Ninth Circuit held oral argument on April 12, 2018. During pendency of any appeals, the Company has secured a bond to cover the amount of the judgment and attorneys’ fees and costs.

As of December 31, 2017, the Company believed that the outcome of the case did not constitute a probable nor an estimable loss associated with the litigation, but rather a reasonably possible loss. The Company, based on its own assessment as well as that of outside counsel, believed that it was probable upon appeal the judgment would be vacated. Accordingly, the Company did not record a loss contingency at December 31, 2017, but assessed a reasonable range of potential loss, which would be from zero to the current amount entered as a judgment, as well as attorney’s fees and interest. While the Company continues to believe in the underlying facts of the case, following the April 12, 2018 oral argument, the Company now believes that the prior judgments against it, in part or as a whole, may be upheld. Accordingly, at March 31, 2018, the Company believes that the outcome of the case now constitutes a probable loss. While the actual amount of the probable loss is not known, the Company has assessed a range of potential loss in accordance with Accounting Standards Codification 450, Contingencies, which would be from zero to $29.0 million, and has recorded an estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Unaudited Consolidated Balance Sheet as of March 31, 2018. The estimated loss contingency is based on the aforementioned update and is the Company’s best estimate in the range of potential loss. The Company cannot at this time predict the ultimate outcome of this matter or the possible additional loss, if any.

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At March 31, 2018, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

On June 9, 2017, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid.  The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. The Company is working with the OIG to understand the scope of the subpoena and its request for documents, and the Company intends to fully cooperate with the OIG's request.  No assurance can be given as to the timing or outcome of this investigation. At March 31, 2018, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission filings. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

This information should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended  December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

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

Revenues and Operations

The majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Additionally, with our recent acquisitions of IOM service providers, we expect our IOM service and support revenue to increase compared to previous periods. We loan our proprietary software-driven nerve monitoring systems and surgical instrument sets at no cost to surgeons and hospitals that purchase disposables and implants for use in individual procedures. In addition, we often place our proprietary software-driven nerve monitoring systems, MaXcess and other MAS instrument sets with hospitals for an extended period at no up-front cost to them. Our implants, biologics and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven nerve monitoring systems, however this does not make up a material part of our business. Currently, sales and leases of capital equipment, including our LessRay software technology suite, represent a small portion of our consolidated revenues.

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

Results of Operations

Revenue

	March 31,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Revenue
Spinal hardware	$185,901	$175,086	$10,815	6%
Surgical support	74,621	73,927	694	1%
Total revenue	$260,522	$249,013	$11,509	5%

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

Revenue from our spinal hardware product line offerings increased $10.8 million, or 6% during the three months ended March 31, 2018 compared to the same period in 2017. Product volume and foreign currency fluctuation in spinal hardware increased our revenue by approximately 7% and 1%, respectively, for the three months ended March 31, 2018, offset by unfavorable pricing impacts of approximately 2% for the three months ended March 31, 2018, as compared to the same period in 2017.

Revenue from our surgical support product line offerings increased $0.7 million, or 1% during the three months ended March 31, 2018 compared to the same period in 2017. Excluding the impact from our 2018 acquisitions, the three months ended March 31, 2018 included decreases in surgical support volume of 4% and unfavorable pricing impacts of 1%, as compared to the same period in 2017. Revenue associated with our 2018 acquisitions accounted for approximately 6% of the increase in surgical support revenue for the three months ended March 31, 2018, as compared to the same period in 2017. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the periods presented.

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Cost of revenue	$73,814	$61,443	$12,371	20%
% of total revenue	28%	25%

Cost of revenue consists primarily of purchased goods, raw materials, labor and overhead associated with product manufacturing, inventory-related costs and royalty expenses, as well as the cost of providing IOM services, which includes personnel and physician oversight costs. We primarily procure and manufacture our goods in the United States, and accordingly, foreign currency fluctuations have not materially impacted our cost of revenue.

Cost of revenue increased $12.4 million, or 20%, during the three months ended March 31, 2018 compared to the same period in 2017. The cost of revenue associated with the operations of our 2018 acquisitions accounted for approximately 5% of the total increase during the three months ended March 31, 2018 compared to the same period in 2017. Cost of revenue for our business, excluding our 2018 acquisitions, increased primarily due to growth in volume, but also includes product mix and shifts in production costs, for an overall increase of approximately 12% during the three months ended March 31, 2018 compared to the same period in 2017. Additionally, royalty obligations for certain product lines and other non-recurring inventory related items, including write-offs and reserves from both manufacturing and obsolescing products, accounted for approximately 3% of the total increase to cost of revenue for the three ended March 31, 2018 compared to the same period in 2017.

Cost of revenue as a percentage of revenue increased for the three ended March 31, 2018 compared to the same period in 2017. On a long-term basis, we expect cost of revenue, as a percentage of revenue, to decrease moderately.

Operating Expenses

	Three Months Ended
	March 31,
(in thousands, except %)	2018	2017	$ Change	% Change
Sales, marketing and administrative	$146,766	140,368	$6,398	5%
% of total revenue	56%	56%
Research and development	14,491	12,414	2,077	17%
% of total revenue	6%	5%
Amortization of intangible assets	12,425	12,061	364	3%
Litigation liability loss	28,995	—	28,995	*
Business transition costs	2,253	55	2,198	3,996%

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

Sales, marketing and administrative expenses increased by $6.4 million, or 5%, during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to increases in shareowner compensation and other expenses resulting from increased headcount as compared to the same period in 2017. Other costs that increased as a function of the increase in revenue and expansion included consulting, travel and equipment, which were partially offset by decreased distributor commissions due to increased sales mix to our direct sales force in 2018 as compared to 2017 and the reversal of stock-based compensation expense previously recognized for certain performance awards that we mark-to-market every quarter. Sales, marketing and administrative expenses associated with our 2018 acquisitions, which is included in the results discussed herein, accounted for approximately 1% of the increase in sales, marketing and administrative expenses compared to the same period in 2017.

Sales, marketing and administrative expenses as a percentage of revenue remained constant during the three months ended March 31, 2018 compared to the same period in 2017. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense increased by $2.1 million, or 17%, during the three months ended March 31, 2018, compared to the same period in 2017. The increase in spending is primarily due to increased headcount and increased spending for further enhancement and functionality of our product offerings.

Research and development costs as a percentage of revenue slightly increased during the three months ended March 31, 2018 compared to the same period in 2017. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Litigation Liability Loss

On April 12, 2018, the U.S. Court of Appeals for the Ninth Circuit held oral argument on our litigation with Madsen Medical, Inc. While we continue to believe in the underlying facts of the case, following oral argument, we now believe that the prior judgments against us, in part or as a whole, may be upheld. Accordingly, at March 31, 2018, we believe that the outcome of the case now constitutes a probable loss and have recorded an estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Unaudited Consolidated Balance Sheet as of March 31, 2018. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

Interest and Other Expense, Net

	March 31,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Interest income	$134	$137	(3)	(2)%
Interest expense	(9,467)	(9,799)	332	(3)%
Other (expense) income, net	(9,703)	258	(9,961)	(3,861)%
Total interest and other expense, net	$(19,036)	$(9,404)	$(9,632)	102%

Total interest and other expense, net for the three months ended March 31, 2018 increased $9.6 million compared to the same period in 2017 primarily due to an impairment charge of $9.0 million on a strategic investment and our pro rata allocation of net income or loss from our equity method investments. Total interest and other expense, net for the periods presented also included gains and losses from derivative instruments.

Income Tax (Benefit) Expense

	March 31,
(in thousands, except %)	2018	2017
Three Months Ended
Income tax (benefit) expense	$(10,126)	$1,285
Effective income tax rate	27%	10%

The income tax (benefit) as a percentage of pre-tax loss from continuing operations was 27% for the three months ended March 31, 2018 compared with an income tax expense as a percentage of pre-tax income of 10% for the three months ended March 31, 2017. The increased rate for the three months ended March 31, 2018 was primarily due to reduced benefits associated with share-based payments and increases in tax expense due to the impact of tax reform on meals and entertainment and certain officer’s compensation deductions, as well as an increase in valuation allowance associated with the impairment of a strategic investment.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, we recorded certain provisional amounts related to the revaluation and realization of our deferred taxes in our December 31, 2017 tax provision. In the first quarter of 2018, we further analyzed the impact of the Act on certain executive compensation related deferred taxes and determined that a write-down of approximately $0.2 million was required, which would have increased the full year effective tax rate by 0.3% and the fourth quarter effective tax rate by 1.1%. We are continuing to analyze the impact of the Act during which adjustments to the 2017 year-end provisional calculation will be subject to change during the Staff Accounting Bulletin No. 118 measurement period. As we finalize our analysis and adjust our tax balances accordingly, we will describe the issue and impact on previously recorded provisional amounts. At March 31, 2018, we have not completed our accounting for the tax effects of the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base erosion and anti-abuse tax (“BEAT”) provisions of the Act on current year tax expense; however, we have made a reasonable estimate and determined that these provisions will have no impact on our 2018 results. Because we continue to evaluate the impact of the Act’s GILTI provisions, we have yet to elect an accounting policy to treat the tax impact as either a future period charge or as a current component of deferred taxes.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At March 31, 2018, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $33.5 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of March 31, 2018, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $36.6 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity. Although our sales and operational activities located in the United States and Puerto Rico were affected by inclement weather during the year ended December 31, 2017, we do not anticipate the disruption will have a material impact to our liquidity.

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

On April 12, 2018, the U.S. Court of Appeals for the Ninth Circuit held oral argument on our litigation with Madsen Medical, Inc. While we continue to believe in the underlying facts of the case, following oral argument, we now believe that the prior judgments against us, in part or as a whole, may be upheld. Accordingly, at March 31, 2018, we believe that the outcome of the case now constitutes a probable loss and have recorded an estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Unaudited Consolidated Balance Sheet as of March 31, 2018. In the event that we have a significant cash outflow related to the litigation, the payment will be made using cash on hand or will be funded through our available liquidity. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

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

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. We anticipate the remaining milestones will become payable at varying times between 2018 and 2022. We expect the imaging software and technology platform to be incorporated into our MAS platform to form a foundational element in our imaging, navigation and automation platform development strategy.

Cash and cash equivalents were $73.7 million and $72.8 million at March 31, 2018 and December 31, 2017, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The change in liquidity during the three months ended March 31, 2018 of $0.9 million was mainly driven by $54.5 million in cash used for business combinations, strategic investments and intangible assets, $29.1 million in cash used for purchases of property and equipment, and $9.0 million in cash used for payment of contingent consideration, offset by a net $55.0 million draw on the line of credit and $36.5 million from cash inflow from operations. At March 31, 2018, we have cash totaling $2.4 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $36.4 million for the three months ended March 31, 2018, compared to $28.2 million for the same period in 2017. The $8.2 million increase in cash provided by operating activities was primarily due to increased operational cash flows in 2018 related to timing of spending and cash receipts.

Cash Flows from Investing Activities

Cash used in investing activities was $83.6 million for the three months ended March 31, 2018, compared to $38.3 million used for the same period in 2017. The $45.3 million increase in cash used in investing activities was primarily due to an increase of $50.7 million in cash used for business combinations, strategic investments and intangible assets, offset by a $5.4 million decrease in cash used for purchases of property and equipment during the three months ended March 31, 2018 as compared to the same period in 2017.

Cash Flows from Financing Activities

Cash provided by financing activities was $44.1 million for the three months ended March 31, 2018, compared to $10.1 million cash used for the same period in 2017. The $54.3 million increase in cash provided by financing activities was primarily due to a net $55.0 million draw on the line of credit during the three months ended March 31, 2018.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $2.2 million during the three months ended March 31, 2018. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

In connection with the offering of the 2021 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2021 Hedge, and warrants, which we refer to as the 2021 Warrants. The 2021 Hedge was entered into with the initial purchasers of the 2021 Notes and/or their affiliates, which we refer to as the 2021 Counterparties, entitling us to purchase up to 10,865,270 shares of our own common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2021 Hedge. Our assumed exercise of the 2021 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. As of March 31, 2018, we had $55.0 million outstanding under the 2017 Facility, at an interest rate of 3.44% (one month LIBOR plus 1.75%).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes, other than the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the first quarter of 2018, we increased our obligations for certain consulting arrangements by approximately $37.6 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2027. Any such payment will be made in a combination of cash and common shares as provided in the agreements. There were no other material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2018. Based on such evaluation, our management has concluded that as of March 31, 2018, the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#	Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after April 30, 2018
10.2#	Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018
10.3#	Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date: May 1, 2018	By:	/s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer

Date: May 1, 2018	By:	/s/ Rajesh J. Asarpota
Rajesh J. Asarpota
Executive Vice President and Chief Financial Officer