Form 10-Q
period 2018-06-30
NUVASIVE INC
filed 2018-07-31
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2018 there were 51,422,448 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$70,078	$72,803
Restricted cash and investments	—	3,901
Accounts receivable, net of allowances of $16,782 and $13,026, respectively	199,907	200,220
Inventory, net	259,819	247,138
Prepaid income taxes	18,187	17,209
Prepaid expenses and other current assets	23,588	18,792
Total current assets	571,579	560,063
Property and equipment, net	231,733	215,326
Intangible assets, net	276,318	280,774
Goodwill	560,751	536,926
Deferred tax assets	4,955	6,440
Restricted cash and investments	2,394	1,494
Other assets	24,607	39,117
Total assets	$1,672,337	$1,640,140
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$89,534	$75,767
Contingent consideration liabilities	12,214	18,952
Accrued payroll and related expenses	51,128	55,618
Litigation liabilities	10,300	8,150
Short-term borrowings	37,000	—
Income tax liabilities	3,825	2,908
Total current liabilities	204,001	161,395
Long-term senior convertible notes	592,581	582,920
Deferred and income tax liabilities, non-current	9,525	18,870
Other long-term liabilities	85,067	77,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2018 and December 31, 2017, 56,511,851 and 56,164,060 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	61	60
Additional paid-in capital	1,371,436	1,363,549
Accumulated other comprehensive loss	(8,875)	(6,933)
(Accumulated deficit) retained earnings	(10,839)	4,762
Treasury stock at cost; 5,095,290 shares and 5,001,886 shares at June 30, 2018 and December 31, 2017, respectively	(570,620)	(565,867)
Total NuVasive, Inc. stockholders’ equity	781,163	795,571
Non-controlling interest	—	3,845
Total equity	781,163	799,416
Total liabilities and equity	$1,672,337	$1,640,140

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2018	2017	2018	2017
Revenue
Product revenue	$252,687	$237,824	$486,202	$462,779
Service revenue	28,877	21,575	55,884	45,633
Total revenue	281,564	259,399	542,086	508,412
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	58,202	50,535	113,393	96,436
Cost of services	18,854	15,651	37,477	31,193
Total cost of revenue	77,056	66,186	150,870	127,629
Gross profit	204,508	193,213	391,216	380,783
Operating expenses:
Sales, marketing and administrative	145,658	138,967	292,424	279,335
Research and development	14,856	12,572	29,347	24,986
Amortization of intangible assets	12,628	11,349	25,053	23,410
Litigation liability (gain) loss	(1,195)	—	27,800	—
Business transition costs	3,998	1,369	6,251	1,424
Total operating expenses	175,945	164,257	380,875	329,155
Interest and other expense, net:
Interest income	116	139	250	276
Interest expense	(9,956)	(10,083)	(19,423)	(19,882)
Other expense, net	(2,379)	(501)	(12,082)	(243)
Total interest and other expense, net	(12,219)	(10,445)	(31,255)	(19,849)
Income (loss) before income taxes	16,344	18,511	(20,914)	31,779
Income tax (expense) benefit	(4,813)	(6,776)	5,313	(8,061)
Consolidated net income (loss)	$11,531	$11,735	$(15,601)	$23,718
Add back net loss attributable to non-controlling interest	$—	$(432)	$—	$(875)
Net income (loss) attributable to NuVasive, Inc.	$11,531	$12,167	$(15,601)	$24,593

Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.22	$0.24	$(0.30)	$0.48
Diluted	$0.22	$0.21	$(0.30)	$0.42
Weighted average shares outstanding:
Basic	51,356	51,082	51,292	50,825
Diluted	51,956	58,330	51,292	58,059

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2018	2017	2018	2017
Consolidated net income (loss)	$11,531	$11,735	$(15,601)	$23,718
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	—	1	—	(1)
Translation adjustments, net of tax	(4,522)	642	(1,943)	2,501
Other comprehensive (loss) income	(4,522)	643	(1,943)	2,500
Total consolidated comprehensive income (loss)	7,009	12,378	(17,544)	26,218
Net loss attributable to non-controlling interest	—	(432)	—	(875)
Comprehensive income (loss) attributable to NuVasive, Inc.	$7,009	$12,810	$(17,544)	$27,093

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
(unaudited)	2018	2017
Operating activities:
Consolidated net (loss) income	$(15,601)	$23,718
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	64,151	58,688
Impairment of strategic investment	9,004	—
Amortization of non-cash interest	9,920	10,882
Stock-based compensation	10,994	15,411
Reserves on current assets	9,444	64
Other non-cash adjustments	12,133	7,380
Deferred income taxes	(6,593)	(3,077)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	852	(15,823)
Inventory	(19,615)	(29,417)
Contingent consideration liabilities	(100)	(11,200)
Prepaid expenses and other current assets	(2,141)	(2,543)
Accounts payable and accrued liabilities	9,031	4,868
Accrued payroll and related expenses	(6,358)	(2,059)
Litigation liability	2,150	—
Income taxes	(53)	10,172
Net cash provided by operating activities	77,218	67,064
Investing activities:
Acquisitions and investments	(52,081)	(14,417)
Purchases of intangible assets	(7,682)	(1,695)
Purchases of property and equipment	(53,388)	(68,690)
Net cash used in investing activities	(113,151)	(84,802)
Financing activities:
Proceeds from the issuance of common stock	5,312	5,369
Purchase of treasury stock	(2,222)	(10,844)
Payment of contingent consideration	(8,900)	(18,800)
Proceeds from revolving line of credit	82,000	20,000
Repayments on revolving line of credit	(45,000)	—
Other financing activities	(146)	(2,205)
Net cash provided by (used in) financing activities	31,044	(6,480)
Effect of exchange rate changes on cash	(837)	1,449
Decrease in cash, cash equivalents, restricted cash and investments	(5,726)	(22,769)
Cash, cash equivalents, restricted cash and investments at beginning of period	78,198	161,048
Cash, cash equivalents, restricted cash and investments at end of period	$72,472	$138,279

The following table provides a reconciliation of cash, cash equivalents, restricted cash and investments reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$70,078	$130,932
Restricted cash and investments, current	—	2,402
Restricted cash and investments, non-current	2,394	4,945
Total cash, cash equivalents, restricted cash and investments shown in the Unaudited Consolidated Statement of Cash Flows	$72,472	$138,279

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

The Company’s procedurally integrated solutions use innovative, technological advancements and the MAS platform to provide surgical efficiency, operative reliability, and procedural versatility. The Company offers a range of implants for spinal surgery, which include its branded CoRoent products and porous titanium and polyetheretherketone implants under its Advanced Materials Science portfolio, fixation devices such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. The Company makes available MAS instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using the Company’s implants and fixation devices. The Company sells MAS instrument sets, MaXcess and neuromonitoring systems to hospitals, however, such sales are immaterial to the Company’s results of operations.

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

The Company intends to continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of its MAS techniques and additional applications of the MAGEC technology. Such applications include tumor, trauma, and deformity, as well as increased fixation options, sagittal alignment products, imaging and navigation. The Company also expects to continue expanding its other product and services offerings as it executes on its strategy to offer customers an end-to-end, procedurally integrated solution for spine surgery. The Company intends to continue to pursue business and technology acquisition targets and strategic partnerships.

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases, which introduced ASC 842 – Leases, a new comprehensive lease accounting model that supersedes the current lease guidance under ASC 840 – Leases. The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements and expects significant changes relating to the recognition of right-of-use assets and liabilities associated with its operating leases.

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

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “Act”). To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the condensed financial statements. If a company cannot determine a provisional estimate to be included in the condensed financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. See Note 8 to the Unaudited Consolidated Financial Statements for further discussion on the impact of the Act.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standard Update No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), an updated standard on revenue recognition. The standard effectively replaces Accounting Standards Codification 605 Revenue Recognition (“ASC 605”) with ASC 606. In summary, the changes to the guidance in revenue recognition under ASC 606 focuses on the existence of a contract with the customer (whether written, oral, or implied by an entity’s customary business practices), the concept that the performance obligation is fulfilled when the customer obtains control of the asset/service, versus the transfer of risk and reward, and the requirement that variable consideration (including rebates, discounts, etc.) and incremental costs must be estimated and recognized in the amount that is expected or most likely to be realized over the term of the contract fulfillment.

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

For charge sheet orders, the sale occurs when the surgery is performed and a charge sheet is submitted to the Company by its sales representative identifying the products consumed during the surgery. The charge sheet, as signed by the hospital, serves as a confirmation and acknowledgement of the Company’s products consumed during a surgery. Under ASC 605, persuasive evidence of an arrangement and delivery of product was deemed to have occurred once the charge sheet was processed, and an associated authorization or acknowledgement from the customer was received. Under ASC 606, the Company’s charge sheet orders are considered to be a contract with a customer when a surgery is scheduled with the Company as requested by the hospital or surgeon, and the products are consumed during the surgery or implanted into the patient. Revenue recognition under ASC 606 occurs upon completion of the Company’s performance obligation, which occurs upon consumption of the products during surgery and receipt of the charge sheet. In the event that information related to the surgical event and consumption of product is not readily available the Company recognizes revenue upon a purchase order from the hospital or acknowledgment from the hospital indicating product use.

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

Under both ASC 605 and ASC 606, revenue from surgical-related services, such as neuromonitoring services, is recognized in the period the service is performed based on the delivery of a services report to the customer. The Company recognizes revenue for the amount of payment expected to be received. The Company bills either hospitals or insurance companies for different aspects of the service, as applicable. Revenue from hospitals is recognized based on agreed upon pricing. Revenue from insurance companies is recognized using the expected value method, as the Company bills at a gross rate which is generally not the rate ultimately collected.

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

The cumulative effect of the change on retained earnings for the full retrospective method of adoption of ASC 606 was $0.3 million as of December 31, 2017. The following tables summarize in a condensed presentation the impact of the adoption of ASC 606 on the Company’s previously reported Consolidated Balance Sheet as of December 31, 2017, the Unaudited Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2017, and the Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2017.

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

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

(Unaudited)	As reported	Adjustments		As adjusted
Three months ended June 30, 2017
Revenue
Product revenue	$238,998	$(1,174)	[a]	$237,824
Service revenue	21,575	—		21,575
Total revenue	260,573	(1,174)		259,399
Cost of revenue (excluding amortization of intangible assets)
Cost of products sold	50,770	(235)	[b]	50,535
Cost of services	15,651	—		15,651
Total cost of revenue	66,421	(235)		66,186
Gross profit	194,152	(939)		193,213
Operating expenses:
Sales, marketing and administrative	139,109	(142)	[c]	138,967
Other operating expenses	25,290	—		25,290
Total operating expenses	164,399	(142)		164,257
Total interest and other expense, net	(10,445)	—		(10,445)
Income tax (expense) benefit	(7,079)	303	[d]	(6,776)
Consolidated net income	$12,229	$(494)	[e]	$11,735
Add back net loss attributable to non-controlling interests	$(432)	$—		$(432)
Net income attributable to NuVasive, Inc.	$12,661	$(494)	[e]	$12,167
Net income per share attributable to NuVasive, Inc.:
Basic	$0.25	$(0.01)	[f]	$0.24
Diluted	$0.22	$(0.01)	[f]	$0.21
Comprehensive income attributable to NuVasive, Inc.	$13,304	$(494)	[e]	$12,810

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
[e] Represents change in net income and comprehensive income resulting from net change in charge sheet orders recognized under ASC 606.
[f] Represents earnings per share impact resulting from net change in charge sheet orders recognized under ASC 606.

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

(Unaudited)	As reported	Adjustments		As adjusted
Six months ended June 30, 2017
Revenue
Product revenue	$464,804	$(2,025)	[a]	$462,779
Service revenue	45,633	—		45,633
Total revenue	510,437	(2,025)		508,412
Cost of revenue (excluding amortization of intangible assets)
Cost of products sold	96,841	(405)	[b]	96,436
Cost of services	31,193	—		31,193
Total cost of revenue	128,034	(405)		127,629
Gross profit	382,403	(1,620)		380,783
Operating expenses:
Sales, marketing and administrative	279,611	(276)	[c]	279,335
Other operating expenses	49,820	—		49,820
Total operating expenses	329,431	(276)		329,155
Total interest and other expense, net	(19,849)	—		(19,849)
Income tax (expense) benefit	(8,569)	508	[d]	(8,061)
Consolidated net income	$24,554	$(836)	[e]	$23,718
Add back net loss attributable to non-controlling interests	$(875)	$—		$(875)
Net income attributable to NuVasive, Inc.	$25,429	$(836)	[e]	$24,593
Net income per share attributable to NuVasive, Inc.:
Basic	$0.50	$(0.02)	[f]	$0.48
Diluted	$0.44	$(0.01)	[f]	$0.42
Comprehensive income attributable to NuVasive, Inc.	$27,929	$(836)	[e]	$27,093

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
[e] Represents change in net income and comprehensive income resulting from net change in charge sheet orders recognized under ASC 606.
[f] Represents earnings per share impact resulting from net change in charge sheet orders recognized under ASC 606.

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)
Six months ended June 30, 2017	As reported	Adjustments		As adjusted
Consolidated net income	$24,554	$(836)	[a]	$23,718
Adjustments to reconcile net income to net cash provided by operating activities:
Reserves on current assets	(95)	159	[b]	64
Deferred income tax benefit	(2,570)	(507)	[c]	(3,077)
Other adjustments to reconcile net income	92,361	—		92,361
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(17,586)	1,763	[d]	(15,823)
Inventory	(29,012)	(405)	[e]	(29,417)
Prepaid expenses and other current assets	(2,543)	—		(2,543)
Accounts payable and accrued liabilities	4,987	(119)	[f]	4,868
Litigation liability	(11,200)	—		(11,200)
Accrued payroll and related expenses	(2,004)	(55)	[f]	(2,059)
Income taxes	10,172	—		10,172
Net cash provided by operating activities	67,064	—		67,064
Net cash used in investing activities	(84,802)	—		(84,802)
Net cash used in financing activities	(6,480)	—		(6,480)
Effect of exchange rate changes on cash	1,449	—		1,449
Decrease in cash, cash equivalents and restricted cash	$(22,769)	$—		$(22,769)

[a] Represents change in net income resulting from charge sheet orders recognized under ASC 606.
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

Inventory

Net inventory as of June 30, 2018 primarily consisted of $244.4 million of finished goods, $10.2 million of work in progress and $5.2 million of raw materials. Net inventory as of December 31, 2017 consisted of $232.4 million of finished goods, $9.8 million of work in progress and $5.0 million of raw materials. Finished goods include specialized implants and disposables and are stated at the lower of cost or market determined by utilizing a standard cost method, which includes assessment of capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to lower of cost or market. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $8.9 million and $6.9 million at June 30, 2018 and December 31, 2017, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $6.4 million and $12.3 million for the three and six months ended June 30, 2018, respectively, and $5.7 million and $11.6 million for the three and six months ended June 30, 2017, respectively. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

The Company incurred $4.0 million and $6.3 million of such costs during the three and six months ended June 30, 2018, respectively, which consisted primarily of acquisition, integration and business transition activities, but also includes $0.6 million and $0.8 million, respectively, of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

During both the three and six months ended June 30, 2017, the Company incurred $1.4 million of such costs, which included $0.7 million and $(0.7) million, respectively, of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions, and other costs related to acquisition, integration and business transition activities.

2.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to NuVasive, Inc.	$11,531	$12,167	$(15,601)	$24,593
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	51,356	51,082	51,292	50,825
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	30	138	—	180
Restricted stock units	570	1,356	—	1,386
Warrants	—	2,929	—	2,987
Senior Convertible Notes	—	2,825	—	2,681
Weighted average common shares outstanding for diluted	51,956	58,330	51,292	58,059
Basic net income (loss) per share attributable to NuVasive, Inc.	$0.22	$0.24	$(0.30)	$0.48
Diluted net income (loss) per share attributable to NuVasive, Inc.	$0.22	$0.21	$(0.30)	$0.42

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Stock options, employee stock purchase plan, and restricted stock units	161	41	1,281	71
Warrants	10,865	10,865	10,865	10,865
Senior Convertible Notes	10,865	—	10,865	—
Total	21,891	10,906	23,011	10,936

3.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(2.2) million and $(2.5) million for the three and six months ended June 30, 2018, respectively, and $(0.5) million and $(0.3) million for the three and six months ended June 30, 2017, respectively, and are included in other expense, net in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of June 30, 2018 and December 31, 2017 a notional principal amount of $15.9 million and $14.3 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $0.7 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and $(0.9) million and $(1.3) million for the three and six months ended June 30, 2017, respectively, and are included in other expense, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was $(0.1) million as of June 30, 2018 and December 31, 2017. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the periods presented.

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent obligations are measured at fair value on a recurring basis. As of June 30, 2018 and December 31, 2017, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2018:
Cash equivalents:
Money market funds	$20,000	$20,000	$—	$—
Total cash equivalents	$20,000	$20,000	$—	$—

December 31, 2017:
Cash equivalents:
Money market funds	$27,000	$27,000	$—	$—
Total cash equivalents	$27,000	$27,000	$—	$—

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2018 and December 31, 2017 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at June 30, 2018 and December 31, 2017, was $710.9 million and $779.5 million, respectively. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the notes.

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

Contingent consideration liabilities were $66.4 million and $67.9 million as of June 30, 2018 and December 31, 2017, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2018	2017
Fair value measurement at beginning of period	$67,941	$67,501
Contingent consideration liability recorded upon acquisition	6,663	533
Change in fair value measurement	794	(657)
Changes resulting from foreign currency fluctuations	25	44
Contingent consideration paid or settled	(9,000)	(30,000)
Fair value measurement at end of period	$66,423	$37,421

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of June 30, 2018 and December 31, 2017.

During the six months ended June 30, 2018, the Company recorded an impairment charge of $9.0 million on a strategic investment. The impairment was recorded in other expense, net in the Unaudited Consolidated Statement of Operations.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
June 30, 2018:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(115,442)	$156,306
Manufacturing know-how and trade secrets	13	30,831	(16,728)	14,103
Trade name and trademarks	9	25,500	(12,218)	13,282
Customer relationships	9	143,847	(51,220)	92,627
Total intangible assets subject to amortization	9	$471,926	$(195,608)	$276,318

Intangible assets not subject to amortization:
Goodwill				$560,751
Total goodwill and intangible assets, net				$837,069

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2017:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(98,693)	$173,055
Manufacturing know-how and trade secrets	13	30,653	(15,542)	15,111
Trade name and trademarks	9	25,200	(10,559)	14,641
Customer relationships	9	122,249	(44,282)	77,967
Total intangible assets subject to amortization	9	$449,850	$(169,076)	$280,774

Intangible assets not subject to amortization:
Goodwill				$536,926
Total goodwill and intangible assets, net				$817,700

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2017
Gross goodwill	$545,226
Accumulated impairment loss	(8,300)
536,926
Changes to gross goodwill
Increases recorded in business combinations	26,303
Changes in purchase price allocation	(1,075)
Changes resulting from foreign currency fluctuations	(1,403)
23,825
June 30, 2018
Gross goodwill	569,051
Accumulated impairment loss	(8,300)
$560,751

Total expense related to the amortization of intangible assets, which is recorded in both cost of revenue and operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.5 million and $26.9 million for the three and six months ended June 30, 2018, respectively, and $12.2 million and $25.2 million for the three and six months ended June 30, 2017, respectively.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2018 is set forth in the table below:

(in thousands)
Remaining 2018	$26,406
2019	51,638
2020	51,016
2021	48,956
2022	41,545
Thereafter through 2031	56,757
Total future amortization expense	$276,318

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

The Company has completed other acquisitions that were not considered material, individually or collectively, to the overall Unaudited Consolidated Financial Statements during the periods presented. These acquisitions have been included in the Unaudited Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the periods presented are material to the overall financial statements.

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

In January 2018, the Company completed the acquisition of the remaining 60% of the capital stock of Progentix (the “Non-Controlling Interest Acquisition”). Subsequent to the Non-Controlling Interest Acquisition, the Company owns 100% of the capital stock of Progentix, which now operates as its wholly-owned subsidiary and is no longer accounted for as a VIE or a separate reporting unit as of the date of the Non-Controlling Interest Acquisition. In accordance with authoritative guidance, the non-controlling interest associated with Progentix was reclassified to additional paid-in capital, including the difference between the non-controlling interest and consideration paid. The Loan plus accrued interest and the related receivable between the Company and Progentix is still outstanding as of June 30, 2018.

The following is a reconciliation of equity (net assets) attributable to the non-controlling interest:

	Six Months Ended June 30,
(in thousands)	2018	2017
Non-controlling interest at beginning of period	$3,845	$5,588
Acquired non-controlling interest reclassified to additional paid-in capital	(3,845)	—
Less: Net loss attributable to the non-controlling interest	—	(875)
Non-controlling interest at end of period	$—	$4,713

Total assets and liabilities of Progentix as a VIE included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Total current assets	$—	$670
Identifiable intangible assets, net	—	8,752
Goodwill	—	12,654
Accounts payable and accrued expenses	—	562
Deferred tax liabilities, net	—	331
Non-controlling interest	—	3,845

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

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes due 2021 are as follows:

(in thousands)	June 30, 2018	December 31, 2017
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(48,587)	(56,839)
Unamortized debt issuance costs	(8,832)	(10,241)
Total Senior Convertible Notes	$592,581	$582,920

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

The interest expense recognized on the 2021 Notes during the three months ended June 30, 2018 includes $3.7 million, $4.2 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2018 includes $7.3 million, $8.3 million and $1.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended June 30, 2017 includes $3.7 million, $3.9 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2017 includes $7.3 million, $7.8 million and $1.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. As of June 30, 2018, the Company had $37.0 million outstanding under the 2017 Facility, at an interest rate of 4.05% (one month LIBOR plus 1.75%).

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

7.   Stock-Based Compensation

The compensation cost that has been included in the Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Sales, marketing and administrative expense	$5,929	$7,891	$9,444	$14,686
Research and development expense	838	428	1,338	567
Cost of revenue	93	75	212	158
Stock-based compensation expense before taxes	6,860	8,394	10,994	15,411
Related income tax benefits	(1,715)	(3,190)	(2,749)	(5,856)
Stock-based compensation expense, net of taxes	$5,145	$5,204	$8,245	$9,555

At June 30, 2018, there was $53.9 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

The Company issued approximately 38,000 and 150,000 shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and six months ended June 30, 2018 and issued approximately 359,000 shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2017.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ESPP
Volatility	30%	21%	34%	23%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	1.8%	0.8%	1.4%	0.6%
Expected dividend yield	—%	—%	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 43,000 and 103,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and six months ended June 30, 2018 and issued approximately 232,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2017.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2018, the Company treated the tax impact of the following significant items as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax expense related to net shortfalls on share-based payments, return to provision adjustments, favorable audit settlements, and limitations on certain officer’s compensation. The Company’s effective tax rate recorded for the six months ended June 30, 2018 was 25%.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company recorded certain provisional amounts related to the revaluation and realization of its deferred taxes in its December 31, 2017 tax provision. During the six months ended June 30, 2018, the Company further analyzed the impact of the Act on certain executive compensation related deferred taxes as well as the federal tax rate revaluation impact on certain other existing deferred taxes and determined that an aggregate write-down of approximately $0.3 million was required, which would have increased the 2017 full year effective tax rate by 0.5% and the fourth quarter 2017 effective tax rate by 1.7%. The Company is continuing to analyze the impact of the Act during which adjustments to the 2017 year-end provisional calculation will be subject to change during the Staff Accounting Bulletin No. 118 measurement period. As the Company finalizes its analysis and adjusts its tax balances accordingly, it will describe the issue and impact on previously recorded provisional amounts. At June 30, 2018, the Company has not completed its accounting for the tax effects of the global intangible low-taxed income (“GILTI”), foreign derived intangible income (“FDII”), and base erosion and anti-abuse tax (“BEAT”) provisions of the Act on current year tax expense; however, the Company has made a reasonable estimate and determined that these provisions will have no impact on its 2018 results. Because the Company continues to evaluate the impact of the Act’s GILTI provisions, it has yet to elect an accounting policy to treat the tax impact as either a future period charge or as a current component of deferred taxes.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.9 million during the six months ended June 30, 2018, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $6.5 million of its remaining unrecognized tax benefits may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions. In July 2018, the U.S. Ninth Circuit court of appeals overturned the U.S. Tax Court’s unanimous 2015 decision in Altera v. Commissioner, holding that the IRS did not violate the rulemaking procedures required by the Administrative Procedures Act (APA). The Company is evaluating the overall impact from this decision and does not believe it will have a material impact on the financial position of the Company.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted with U.S. federal and Germany. U.S. states and most foreign jurisdictions remain subject to examination in all years due to prior year net operating losses and R&D credits.

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

Revenue by product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Spinal hardware	$202,060	$184,725	$387,961	$359,812
Surgical support	79,504	74,674	154,125	148,600
Total revenue	$281,564	$259,399	$542,086	$508,412

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2018	2017	2018	2017	2018	2017
United States	$226,949	$215,972	$440,252	$429,329	$195,980	$179,891
International (excludes Puerto Rico)	54,615	43,427	101,834	79,083	35,753	35,435
Total	$281,564	$259,399	$542,086	$508,412	$231,733	$215,326

10.    Commitments

Licensing and Purchasing Agreements

As of June 30, 2018 the Company has obligations under certain consulting arrangements to pay up to approximately $47.2 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2027.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of these contingent obligations are considered either a research and development expense or a cost of revenue depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved. These agreements expire on various dates through 2027.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s earnings. At June 30, 2018, future commitments for such key executives were approximately $23.3 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

During the three months ended June 30, 2018, the Company settled its ongoing litigation and related matters with Madsen Medical, Inc. As a result of the settlement, the Company paid $27.8 million to Madsen Medical and accordingly recorded a gain of $1.2 million related to the settlement by reducing its previous accrual of $29.0 million related to the matter.

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

Legal Proceedings

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery commenced. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on April 5, 2017 and the plaintiffs filed an opposition to the petition. On August 15, 2017, the Ninth Circuit denied the Company’s petition. The Company filed a motion for summary judgment on September 8, 2017. On February 1, 2018, the court entered an order denying the Company’s motion for summary judgment. On February 13, 2018, the Company entered into a memorandum of understanding with the plaintiffs to settle the case for $7.9 million. On March 23, 2017, the parties executed a stipulation of settlement, which was preliminarily approved by the court on June 11, 2018. A hearing on the final approval of the settlement by the court has been scheduled for November 12, 2018. The Company expects the settlement will be fully funded by insurance proceeds. The settlement includes the dismissal of all claims against the Company and the named individuals in the lawsuit without any liability or wrongdoing attributed to them. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of this litigation. However, in connection with the proposed settlement and in accordance with authoritative guidance, the Company has recorded the loss contingency of $7.9 million as a current litigation liability and the expected insurance proceeds of $7.9 million as a current receivable in the Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017.

Madsen Medical, Inc. Litigation

On February 19, 2016, an unfavorable jury verdict was delivered against the Company in its litigation in the U.S. District Court for the Southern District of California against Madsen Medical, Inc. (“MMI”), a former sales agent. Specifically, the jury awarded MMI $7.5 million in lost profits for tortious interference, $14.0 million for unjust enrichment, $20.0 million in punitive damages, and approximately $0.3 million in damages for breach of contract. On March 18, 2016, the trial court entered judgment in favor of MMI in the amount of $27.8 million, which amount excluded the $14.0 million disgorgement awarded by the jury. On July 5, 2016, the trial court also awarded MMI attorney’s fees and costs of approximately $1.1 million. The Company’s post-trial motions for judgment as a matter of law and/or for a new trial were denied, and the Company appealed both the verdict and the court’s subsequent award of attorney’s fees and costs. The U.S. Court of Appeals for the Ninth Circuit held oral argument on April 12, 2018. During pendency of the appeal, the Company secured a bond to cover the amount of the judgment and attorneys’ fees and costs.

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

Following the April 12, 2018 oral argument, the Company believed that the prior judgments against it, in part or as a whole, may be upheld. Accordingly, at March 31, 2018, the Company believed that the outcome of the case constituted a probable loss. While the actual amount of the probable loss was not known, the Company assessed a range of potential loss in accordance with Accounting Standards Codification 450, Contingencies, which would be from zero to $29.0 million, and recorded an additional estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Unaudited Consolidated Balance Sheet as of March 31, 2018, resulting in an aggregate litigation liability of $29.0 million accrued for this matter. In May 2018, the Company entered into an agreement to settle all outstanding matters with MMI for $27.8 million. As a result of the settlement, the Company adjusted its litigation liability from $29.0 million to $27.8 million, which resulted in a $1.2 million gain which was recorded in the Consolidated Statement of Operations during the three months ended June 30, 2018. The Company has paid the settlement amount and no longer has any remaining liability related to this matter as of June 30, 2018.

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At June 30, 2018, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

On June 9, 2017, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid.  The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. The Company is working with the OIG to understand the scope of the subpoena and its request for documents, and the Company intends to fully cooperate with the OIG's request.  No assurance can be given as to the timing or outcome of this investigation. At June 30, 2018, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally-disruptive surgical products and procedurally-integrated solutions for spine surgery. Our currently-marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products and services used to aid in the surgical procedure. Our procedurally integrated solutions use innovative, technological advancements and a minimally-disruptive surgical platform called Maximum Access Surgery, or MAS, to provide surgical efficiency, operative reliability, and procedural versatility.

Our principal product offering includes the MAS platform which combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support offered by our NuVasive Clinical Services division; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion. To assist with surgical procedures we offer a platform called Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment.

Our MAS platform and its related offerings are designed to provide a unique and comprehensive solution for the safe and reproducible minimally-disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves along with intraoperative reconciliation. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our neuromonitoring systems, enables an innovative lateral procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We offer a range of implants for spinal surgery, which include our branded CoRoent products and porous titanium and polyetheretherketone implants under our Advanced Materials Science portfolio, fixation devices such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury. The PRECICE limb lengthening system is sold by our NuVasive Specialized Orthopedics division.

We intend to continue development on a wide variety of projects intended to broaden surgical applications for greater procedural integration of our MAS techniques and additional applications of the MAGEC technology. Such applications include tumor, trauma, and deformity, as well as increased fixation options, sagittal alignment products, imaging and navigation. We also expect to continue expanding our other product and services offerings as we execute on our strategy to offer customers an end-to-end, procedurally integrated solution for spine surgery. We intend to continue to pursue business and technology acquisition targets and strategic partnerships.

Revenues and Operations

The majority of our revenues are derived from the sale of implants, biologics and disposables and we expect this trend to continue for the foreseeable future. Additionally, with our recent acquisitions of IOM service providers, we expect our IOM service and support revenue to increase compared to previous periods. Our implants, biologics and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We make available MAS instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation devices. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Currently, sales and leases of capital equipment, including our LessRay software technology suite, represent a small portion of our consolidated revenues.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of independent sales agents and directly-employed sales representatives. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the sales, marketing and administrative operating expense line item within our Consolidated Statements of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales agents, as well as exclusive and non-exclusive independent third-party distributors.

Results of Operations

Revenue

	June 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Revenue
Spinal hardware	$202,060	$184,725	$17,335	9%
Surgical support	79,504	74,674	4,830	6%
Total revenue	$281,564	$259,399	$22,165	9%
Six Months Ended
Revenue
Spinal hardware	$387,961	$359,812	$28,149	8%
Surgical support	154,125	148,600	5,525	4%
Total revenue	$542,086	$508,412	$33,674	7%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Our growth in revenue in 2018 is expected to come primarily from market share gains in the shift toward less invasive spinal surgery, revenue from new products and services, and international growth.

Revenue from our spinal hardware product line offerings increased $17.3 million and $28.1 million, or 9% and 8%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Product volume in spinal hardware increased our revenue by approximately 10% and 8% for the three and six months ended June 30, 2018, respectively, offset by unfavorable pricing impacts of approximately 2% and 1% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Foreign currency fluctuation increased our spinal hardware revenue by approximately 1% for both the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Revenue from our surgical support product line offerings increased $4.8 million and $5.5 million, or 6% and 4%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Excluding the impact from our 2018 acquisitions, the three months ended June 30, 2018 experienced relatively consistent volume in our surgical support product line offerings and unfavorable pricing impacts of 2%, as compared to the same period in 2017. Excluding the impact from our 2018 acquisitions, the six months ended June 30, 2018 included decreases in surgical support volume of 2% and unfavorable pricing impacts of 1%, as compared to the same period in 2017. Revenue associated with our 2018 acquisitions accounted for approximately 8% and 7% of the increase in surgical support revenue for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the periods presented.

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Cost of revenue	$77,056	$66,186	$10,870	16%
% of total revenue	27%	26%
Six Months Ended
Cost of revenue	$150,870	$127,629	$23,241	18%
% of total revenue	28%	25%

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

Cost of revenue increased $10.9 million and $23.2 million, or 16% and 18%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The cost of revenue associated with the operations of our 2018 acquisitions accounted for approximately 5% of the total increase during both the three and six months ended June 30, 2018, compared to the same periods in 2017. Cost of revenue for our business, excluding our 2018 acquisitions, increased primarily due to growth in volume, but also includes product mix and shifts in production costs, for an overall increase of approximately 11% and 12% during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

Cost of revenue as a percentage of revenue increased for the three and six months ended June 30, 2018 compared to the same periods in 2017. On a long-term basis, we expect cost of revenue, as a percentage of revenue, to decrease moderately due to our manufacturing insourcing efforts.

Operating Expenses

	Three Months Ended
	June 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Sales, marketing and administrative	$145,658	138,967	$6,691	5%
% of total revenue	52%	54%
Research and development	14,856	12,572	2,284	18%
% of total revenue	5%	5%
Amortization of intangible assets	12,628	11,349	1,279	11%
Litigation liability (gain) loss	(1,195)	—	(1,195)	*
Business transition costs	3,998	1,369	2,629	192%

	Six Months Ended
	June 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Sales, marketing and administrative	$292,424	279,335	$13,089	5%
% of total revenue	54%	55%
Research and development	29,347	24,986	4,361	17%
% of total revenue	5%	5%
Amortization of intangible assets	25,053	23,410	1,643	7%
Litigation liability (gain) loss	27,800	—	27,800	*
Business transition costs	6,251	1,424	4,827	339%

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

Sales, marketing and administrative expenses increased by $6.7 million and $13.1 million, or 5%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to increases in shareowner compensation and other expenses resulting from increased headcount as compared to the same period in 2017. Other costs that increased as a function of the increase in revenue and international expansion included consulting, travel, equipment and freight. Additionally, during the six months ended June 30, 2018, legal expenses increased compared to the same period in 2017. These costs were partially offset by decreased performance-based compensation primarily due to the reversal of stock-based compensation expense previously recognized for certain awards that we mark-to-market every quarter. Sales, marketing and administrative expenses associated with our 2018 acquisitions, which is included in the results discussed herein, accounted for approximately 1% of the increase in sales, marketing and administrative expenses for both the three and six months ended June 30, 2018, compared to the same periods in 2017.

Sales, marketing and administrative expenses as a percentage of revenue slightly decreased during the three and six months ended June 30, 2018 compared to the same periods in 2017. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense increased by $2.3 million and $4.4 million, or 18% and 17%, during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in spending is primarily due to increased headcount and increased spending for further enhancement and functionality of our product offerings.

Research and development costs as a percentage of revenue remained relatively consistent during the three and six months ended June 30, 2018 compared to the same period in 2017. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Litigation Liability (Gain) Loss

In May 2018, we settled our ongoing litigation with Madsen Medical, Inc. for $27.8 million. As a result of the settlement, we adjusted our litigation liability accrual of $29.0 million, which resulted in a $1.2 million gain which was recorded in the Consolidated Statement of Operations during the three months ended June 30, 2018. We paid the settlement amount and no longer have any remaining liability related to this matter as of June 30, 2018. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

We incurred $4.0 million and $6.3 million of such costs during the three and six months ended June 30, 2018, respectively, which consisted primarily of acquisition, integration and business transition activities, but also includes $0.6 million and $0.8 million, respectively, of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

During both the three and six months ended June 30, 2017, we incurred $1.4 million of such costs, which included $0.7 million and $(0.7) million, respectively, of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions, and other costs related to acquisition, integration and business transition activities.

Interest and Other Expense, Net

	June 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Interest income	$116	$139	(23)	(17)%
Interest expense	(9,956)	(10,083)	127	(1)%
Other expense, net	(2,379)	(501)	(1,878)	375%
Total interest and other expense, net	$(12,219)	$(10,445)	$(1,774)	17%
Six Months Ended
Interest income	$250	$276	(26)	(9)%
Interest expense	(19,423)	(19,882)	459	(2)%
Other expense, net	(12,082)	(243)	(11,839)	4,872%
Total interest and other expense, net	$(31,255)	$(19,849)	$(11,406)	57%

Total interest and other expense, net for the six months ended June 30, 2018 increased $11.4 million, compared to the same period in 2017 primarily due to an impairment charge of $9.0 million on a strategic investment and our pro rata allocation of net income or loss from our equity method investments during the six months ended June 30, 2018. Total interest and other expense, net for the periods presented also included gains and losses from derivative instruments and foreign currency impacts on settled receivables and payables.

Income Tax Expense (Benefit)

	June 30,
(in thousands, except %)	2018	2017
Three Months Ended
Income tax expense	$4,813	$6,776
Effective income tax rate	29%	37%
Six Months Ended
Income tax (benefit) expense	$(5,313)	$8,061
Effective income tax rate	25%	25%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 29% for the three months ended June 30, 2018 compared with 37% for the three months ended June 30, 2017. The rate was lower in 2018 due primarily to the federal tax rate reduction, increased research tax credits, and favorable audit settlements, offset by reduced benefits associated with share-based payments and an increase in certain valuation allowances.

The provision for income tax benefit as a percentage of pre-tax income from continuing operations was 25% for the six months ended June 30, 2018. The provision for income tax expense as a percentage of pre-tax income from continuing operations was 25% for the six months ended June 30, 2017.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, we recorded certain provisional amounts related to the revaluation and realization of our deferred taxes in our December 31, 2017 tax provision. During the six months ended June 30, 2018, we further analyzed the impact of the Act on certain executive compensation related deferred taxes as well as the federal tax rate revaluation impact on certain other existing deferred taxes and determined that an aggregate write-down of approximately $0.3 million was required, which would have increased the 2017 full year effective tax rate by 0.5% and the fourth quarter 2017 effective tax rate by 1.7%. We are continuing to analyze the impact of the Act during which adjustments to the 2017 year-end provisional calculation will be subject to change during the Staff Accounting Bulletin No. 118 measurement period. As we finalize our analysis and adjust our tax balances accordingly, we will describe the issue and impact on previously recorded provisional amounts. At June 30, 2018, we have not completed our accounting for the tax effects of the global intangible low-taxed income (“GILTI”), foreign derived intangible income and base erosion and anti-abuse tax provisions of the Act on current year tax expense; however, we have made a reasonable estimate and determined that these provisions will have no impact on our 2018 results. Because we continue to evaluate the impact of the Act’s GILTI provisions, we have yet to elect an accounting policy to treat the tax impact as either a future period charge or as a current component of deferred taxes.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At June 30, 2018, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $34.4 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of June 30, 2018, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $40.8 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity. Although our sales and operational activities located in the United States and Puerto Rico were affected by inclement weather during the year ended December 31, 2017, we do not anticipate the disruption will have a material impact to our liquidity.

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

In May 2018, we settled all outstanding matters with Madsen Medical, Inc. for $27.8 million, which was funded by cash on hand and our available line of credit. We no longer have any remaining liability related to this matter. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

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

In January 2018, we drew $50.0 million from our $500.0 million revolving senior credit facility to be used for working capital, general corporate purposes, and strategic investments and acquisitions, including the acquisition of SafePassage, a privately-held provider of IOM services. As of June 30, 2018, we had $37.0 million outstanding under the revolving senior credit facility.

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

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. We anticipate the remaining sales-based milestones will become payable at varying times between 2021 and 2023. We expect the imaging software and technology platform to be incorporated into our MAS platform to form a foundational element in our imaging, navigation and automation platform development strategy.

Cash and cash equivalents were $70.1 million and $72.8 million at June 30, 2018 and December 31, 2017, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The decrease in liquidity during the six months ended June 30, 2018 of $2.7 million was mainly driven by $59.8 million in cash used for business combinations, strategic investments and intangible assets, $53.4 million in cash used for purchases of property and equipment and $9.0 million in cash used for payment of contingent consideration, offset by $37.0 million outstanding on the line of credit and $77.3 million from cash inflow from operations. At June 30, 2018, we have cash totaling $2.4 million in restricted accounts which are not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $77.2 million for the six months ended June 30, 2018, compared to $67.1 million for the same period in 2017. The $10.1 million increase in cash provided by operating activities was primarily due to increased operational cash flows in 2018 related to timing of spending and cash receipts, offset by $27.8 million in cash paid for the settlement of the Madsen litigation matter in 2018.

Cash Flows from Investing Activities

Cash used in investing activities was $113.2 million for the six months ended June 30, 2018, compared to $84.8 million used for the same period in 2017. The $28.4 million increase in cash used in investing activities was primarily due to an increase of $43.7 million in cash used for business combinations, strategic investments and intangible assets, offset by a $15.3 million decrease in cash used for purchases of property and equipment during the six months ended June 30, 2018 as compared to the same period in 2017.

Cash Flows from Financing Activities

Cash provided by financing activities was $31.0 million for the six months ended June 30, 2018, compared to $6.5 million cash used for the same period in 2017. The $37.5 million increase in cash provided by financing activities was primarily due to an increased net draw on the line of credit for $17.0 million, decreased contingent consideration payments of $9.9 million and decreased treasury stock purchases of $8.6 million during the six months ended June 30, 2018 as compared to the same period in 2017.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $2.2 million during the six months ended June 30, 2018. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. As of June 30, 2018, we had $37.0 million outstanding under the 2017 Facility, at an interest rate of 4.05% (one month LIBOR plus 1.75%).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes, other than the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the six months ended June 30, 2018, we increased our obligations for certain consulting arrangements by approximately $39.6 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2027. Any such payment will be made in a combination of cash and common shares as provided in the agreements. There were no other material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2018. Based on such evaluation, our management has concluded that as of June 30, 2018, the Company’s disclosure controls and procedures are effective.

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
10.1#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2018)

10.2#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2018)

10.3#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2018)

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

NUVASIVE, INC.

Date: July 31, 2018	By:	/s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer

Date: July 31, 2018	By:	/s/ Rajesh J. Asarpota
Rajesh J. Asarpota
Executive Vice President and Chief Financial Officer