Form 10-Q
period 2018-09-30
NUVASIVE INC
filed 2018-10-30
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 26, 2018 there were 51,422,448 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$75,112	$72,803
Restricted cash and investments	—	3,901
Accounts receivable, net of allowances of $16,883 and $13,026, respectively	191,571	200,220
Inventory, net	271,347	247,138
Prepaid income taxes	18,215	17,209
Prepaid expenses and other current assets	23,408	18,792
Total current assets	579,653	560,063
Property and equipment, net	237,491	215,326
Intangible assets, net	262,945	280,774
Goodwill	560,401	536,926
Deferred tax assets	4,939	6,440
Restricted cash and investments	2,394	1,494
Other assets	27,577	39,117
Total assets	$1,675,400	$1,640,140
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$100,912	$75,767
Contingent consideration liabilities	2,207	18,952
Accrued payroll and related expenses	47,798	55,618
Litigation liabilities	8,316	8,150
Short-term borrowings	5,000	—
Income tax liabilities	4,002	2,908
Total current liabilities	168,235	161,395
Long-term senior convertible notes	597,518	582,920
Deferred and income tax liabilities, non-current	6,200	18,870
Other long-term liabilities	99,826	77,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2018 and December 31, 2017, 56,566,654 and 56,164,060 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	61	60
Additional paid-in capital	1,380,519	1,363,549
Accumulated other comprehensive loss	(10,194)	(6,933)
Retained earnings	5,084	4,762
Treasury stock at cost; 5,114,438 shares and 5,001,886 shares at September 30, 2018 and December 31, 2017, respectively	(571,849)	(565,867)
Total NuVasive, Inc. stockholders’ equity	803,621	795,571
Non-controlling interest	—	3,845
Total equity	803,621	799,416
Total liabilities and equity	$1,675,400	$1,640,140

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017
Revenue
Product revenue	$242,030	$227,321	$728,232	$690,100
Service revenue	29,271	19,730	85,155	65,363
Total revenue	271,301	247,051	813,387	755,463
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	54,741	50,856	168,134	147,292
Cost of services	19,419	14,651	56,896	45,844
Total cost of revenue	74,160	65,507	225,030	193,136
Gross profit	197,141	181,544	588,357	562,327
Operating expenses:
Sales, marketing and administrative	141,211	125,649	433,635	404,984
Research and development	15,254	12,720	44,601	37,706
Amortization of intangible assets	12,349	11,630	37,402	35,040
Purchase of in-process research and development	8,913	—	8,913	—
Litigation liability loss	—	750	27,800	750
Business transition costs	1,443	345	7,694	1,769
Total operating expenses	179,170	151,094	560,045	480,249
Interest and other expense, net:
Interest income	130	79	380	355
Interest expense	(9,035)	(8,898)	(28,458)	(28,780)
Other income (expense), net	4,239	(139)	(7,843)	(382)
Total interest and other expense, net	(4,666)	(8,958)	(35,921)	(28,807)
Income (loss) before income taxes	13,305	21,492	(7,609)	53,271
Income tax benefit	2,618	11,604	7,931	3,543
Consolidated net income	$15,923	$33,096	$322	$56,814
Add back net loss attributable to non-controlling interest	$—	$(432)	$—	$(1,307)
Net income attributable to NuVasive, Inc.	$15,923	$33,528	$322	$58,121

Net income per share attributable to NuVasive, Inc.:
Basic	$0.31	$0.66	$0.01	$1.14
Diluted	$0.30	$0.64	$0.01	$1.03
Weighted average shares outstanding:
Basic	51,439	50,747	51,341	50,799
Diluted	53,189	52,794	52,296	56,304

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017
Consolidated net income	$15,923	$33,096	$322	$56,814
Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of tax	—	—	—	(1)
Translation adjustments, net of tax	(1,318)	1,276	(3,261)	3,777
Other comprehensive (loss) income	(1,318)	1,276	(3,261)	3,776
Total consolidated comprehensive income (loss)	14,605	34,372	(2,939)	60,590
Net loss attributable to non-controlling interest	—	(432)	—	(1,307)
Comprehensive income (loss) attributable to NuVasive, Inc.	$14,605	$34,804	$(2,939)	$61,897

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
(unaudited)	2018	2017
Operating activities:
Consolidated net income	$322	$56,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,409	88,922
Purchase of in-process research and development	8,913	—
Amortization of non-cash interest	14,986	15,676
Stock-based compensation	22,062	14,984
Reserves on current assets	11,116	1,745
Net loss on strategic investments	3,867	—
Other non-cash adjustments	16,560	11,029
Deferred income taxes	(9,938)	(4,277)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,622	(12,448)
Inventory	(33,491)	(36,661)
Contingent consideration liabilities	(300)	(11,200)
Prepaid expenses and other current assets	(1,047)	169
Accounts payable and accrued liabilities	21,700	(5,974)
Accrued payroll and related expenses	(9,566)	245
Litigation liability	166	1,000
Income taxes	108	(1,195)
Net cash provided by operating activities	150,489	118,829
Investing activities:
Acquisitions and investments	(52,555)	(62,371)
Purchases of intangible assets	(7,682)	(2,270)
Purchases of property and equipment	(78,405)	(97,030)
Net cash used in investing activities	(138,642)	(161,671)
Financing activities:
Proceeds from the issuance of common stock	5,563	5,517
Purchase of treasury stock	(2,817)	(11,709)
Payment of contingent consideration	(18,700)	(18,800)
Repurchases of convertible notes	—	(63,317)
Proceeds from revolving line of credit	82,000	60,000
Repayments on revolving line of credit	(77,000)	(20,000)
Other financing activities	(236)	(2,316)
Net cash used in financing activities	(11,190)	(50,625)
Effect of exchange rate changes on cash	(1,349)	1,967
Decrease in cash, cash equivalents, restricted cash and investments	(692)	(91,500)
Cash, cash equivalents, restricted cash and investments at beginning of period	78,198	161,048
Cash, cash equivalents, restricted cash and investments at end of period	$77,506	$69,548

The following table provides a reconciliation of cash, cash equivalents, restricted cash and investments reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$75,112	$62,200
Restricted cash and investments, current	—	2,402
Restricted cash and investments, non-current	2,394	4,946
Total cash, cash equivalents, restricted cash and investments shown in the Unaudited Consolidated Statement of Cash Flows	$77,506	$69,548

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases, which introduced ASC 842 – Leases, a new comprehensive lease accounting model that supersedes the current lease guidance under ASC 840 – Leases. The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company will adopt ASU 2016-02 on January 1, 2019 and expects to elect the practical expedients permitted under the transition guidance. Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements and expects significant changes relating to the recognition of right-of-use assets and liabilities associated with its operating leases on its Consolidated Balance Sheet.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In September 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangible – Goodwill and Other – Internal-Use Software, which requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Under the new guidance, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, an updated standard on revenue recognition. The standard effectively replaces Accounting Standards Codification 605 Revenue Recognition (“ASC 605”) with ASC 606. In summary, the changes to the guidance in revenue recognition under ASC 606 focuses on the existence of a contract with the customer (whether written, oral, or implied by an entity’s customary business practices), the concept that the performance obligation is fulfilled when the customer obtains control of the asset/service, versus the transfer of risk and reward, and the requirement that variable consideration (including rebates, discounts, etc.) and incremental costs must be estimated and recognized in the amount that is expected or most likely to be realized over the term of the contract fulfillment.

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

The Company historically expensed incremental costs, such as commissions associated with sales contracts, as incurred. Under ASU 2014-09, ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers was added along with ASC 606 to codify accounting guidance for the incremental costs to obtain or fulfill a contract with a customer. Under the guidance, the incremental costs must be deferred and recorded over the period in which the contract revenue is recognized. The Company typically does not associate quarterly or annual sales bonuses directly with a sale or master contract; however, commissions are directly associated with individual sales and expensed in the same period as the related contract revenue. The associated commissionable sales would not typically have a future benefit unless the revenue is recognized over time. The Company does not typically have situations where revenue is deferred in excess of one year. Given the practical expedient for contracts completing within one year, the Company does not expect these capitalized costs to be material in a given period.

The cumulative effect of the change on retained earnings for the full retrospective method of adoption of ASC 606 was $0.3 million as of December 31, 2017. The following tables summarize in a condensed presentation the impact of the adoption of ASC 606 on the Company’s previously reported Consolidated Balance Sheet as of December 31, 2017, the Unaudited Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2017, and the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.

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

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

(Unaudited)	As reported	Adjustments		As adjusted
Three months ended September 30, 2017
Revenue
Product revenue	$227,701	$(380)	[a]	$227,321
Service revenue	19,730	—		19,730
Total revenue	247,431	(380)		247,051
Cost of revenue (excluding amortization of intangible assets)
Cost of products sold	50,932	(76)	[b]	50,856
Cost of services	14,651	—		14,651
Total cost of revenue	65,583	(76)		65,507
Gross profit	181,848	(304)		181,544
Operating expenses:
Sales, marketing and administrative	125,800	(151)	[c]	125,649
Other operating expenses	25,445	—		25,445
Total operating expenses	151,245	(151)		151,094
Total interest and other expense, net	(8,958)	—		(8,958)
Income tax benefit	11,540	64	[d]	11,604
Consolidated net income	$33,185	$(89)	[e]	$33,096
Add back net loss attributable to non-controlling interests	$(432)	$—		$(432)
Net income attributable to NuVasive, Inc.	$33,617	$(89)	[e]	$33,528
Net income per share attributable to NuVasive, Inc.:
Basic	$0.66	$(0.00)	[f]	$0.66
Diluted	$0.64	$(0.00)	[f]	$0.64
Comprehensive income attributable to NuVasive, Inc.	$34,893	$(89)	[e]	$34,804

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

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

(Unaudited)	As reported	Adjustments		As adjusted
Nine months ended September 30, 2017
Revenue
Product revenue	$692,505	$(2,405)	[a]	$690,100
Service revenue	65,363	—		65,363
Total revenue	757,868	(2,405)		755,463
Cost of revenue (excluding amortization of intangible assets)
Cost of products sold	147,773	(481)	[b]	147,292
Cost of services	45,844	—		45,844
Total cost of revenue	193,617	(481)		193,136
Gross profit	564,251	(1,924)		562,327
Operating expenses:
Sales, marketing and administrative	405,411	(427)	[c]	404,984
Other operating expenses	75,265	—		75,265
Total operating expenses	480,676	(427)		480,249
Total interest and other expense, net	(28,807)	—		(28,807)
Income tax benefit	2,971	572	[d]	3,543
Consolidated net income	$57,739	$(925)	[e]	$56,814
Add back net loss attributable to non-controlling interests	$(1,307)	$—		$(1,307)
Net income attributable to NuVasive, Inc.	$59,046	$(925)	[e]	$58,121
Net income per share attributable to NuVasive, Inc.:
Basic	$1.16	$(0.02)	[f]	$1.14
Diluted	$1.05	$(0.02)	[f]	$1.03
Comprehensive income attributable to NuVasive, Inc.	$62,822	$(925)	[e]	$61,897

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

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)
Nine months ended September 30, 2017	As reported	Adjustments		As adjusted
Consolidated net income	$57,739	$(925)	[a]	$56,814
Adjustments to reconcile net income to net cash provided by operating activities:
Reserves on current assets	1,741	4	[b]	1,745
Deferred income tax benefit	(3,705)	(572)	[c]	(4,277)
Other adjustments to reconcile net income	130,611	—		130,611
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(14,796)	2,348	[d]	(12,448)
Inventory	(36,180)	(481)	[e]	(36,661)
Prepaid expenses and other current assets	169	—		169
Accounts payable and accrued liabilities	(17,057)	(117)	[f]	(17,174)
Litigation liability	1,000	—		1,000
Accrued payroll and related expenses	502	(257)	[f]	245
Income taxes	(1,195)	—		(1,195)
Net cash provided by operating activities	118,829	—		118,829
Net cash used in investing activities	(161,671)	—		(161,671)
Net cash used in financing activities	(50,625)	—		(50,625)
Effect of exchange rate changes on cash	1,967	—		1,967
Decrease in cash, cash equivalents and restricted cash	$(91,500)	$—		$(91,500)

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation – Stock Compensation, which aligns the measurement and classification guidance for share-based payment to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. The Company adopted ASU 2018-07 as of July 1, 2018. The Company will not apply ASU 2018-07 to previously issued interim-period financial statements and will not restate those financial statements the next time they are presented. The cumulative effect of the change on retained earnings was immaterial as of January 1, 2018.

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

Inventory

Net inventory as of September 30, 2018 primarily consisted of $258.3 million of finished goods, $5.3 million of work in progress and $7.7 million of raw materials. Net inventory as of December 31, 2017 consisted of $232.4 million of finished goods, $9.8 million of work in progress and $5.0 million of raw materials. Finished goods include specialized implants and disposables and are stated at the lower of cost or market determined by utilizing a standard cost method, which includes assessment of capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to lower of cost or market. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $10.2 million and $6.9 million at September 30, 2018 and December 31, 2017, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $6.5 million and $18.9 million for the three and nine months ended September 30, 2018, respectively, and $6.0 million and $17.5 million for the three and nine months ended September 30, 2017, respectively. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

The Company incurred $1.4 million and $7.7 million of such costs during the three and nine months ended September 30, 2018, respectively, which consisted primarily of acquisition, integration and business transition activities, but also includes $0.7 million and $1.5 million, respectively, of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

The Company incurred $0.3 million and $1.8 million of such costs during the three and nine months ended September 30, 2017, respectively, which consisted primarily of acquisition, integration and business transition activities, but also includes $(0.9) million and $(1.6) million, respectively, of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share attributable to the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income attributable to NuVasive, Inc.	$15,923	$33,528	$322	$58,121
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	51,439	50,747	51,341	50,799
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	41	129	37	163
Restricted stock units	1,059	875	701	1,216
Warrants	—	—	—	1,991
Senior Convertible Notes	650	1,043	217	2,135
Weighted average common shares outstanding for diluted	53,189	52,794	52,296	56,304
Basic net income per share attributable to NuVasive, Inc.	$0.31	$0.66	$0.01	$1.14
Diluted net income per share attributable to NuVasive, Inc.	$0.30	$0.64	$0.01	$1.03

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Stock options, employee stock purchase plan, and restricted stock units	11	7	198	50
Warrants	10,865	10,865	10,865	10,865
Senior Convertible Notes	—	—	7,244	—
Total	10,876	10,872	18,307	10,915

3.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(0.9) million and $(3.4) million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $(0.1) million for the three and nine months ended September 30, 2017, respectively, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of September 30, 2018 and December 31, 2017 a notional principal amount of $16.8 million and $14.3 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, and $(0.4) million and $(1.7) million for the three and nine months ended September 30, 2017, respectively, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $0.1 million and $(0.1) million as of September 30, 2018 and December 31, 2017, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent obligations are measured at fair value on a recurring basis. As of September 30, 2018 and December 31, 2017, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
September 30, 2018:
Cash equivalents:
Money market funds	$24,000	$24,000	$—	$—
Total cash equivalents	$24,000	$24,000	$—	$—

December 31, 2017:
Cash equivalents:
Money market funds	$27,000	$27,000	$—	$—
Total cash equivalents	$27,000	$27,000	$—	$—

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2018 and December 31, 2017 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at September 30, 2018 and December 31, 2017, was $826.0 million and $779.5 million, respectively. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the notes.

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

Contingent consideration liabilities were $57.2 million and $67.9 million as of September 30, 2018 and December 31, 2017, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2018	2017
Fair value measurement at beginning of period	$67,941	$67,501
Contingent consideration liability recorded upon acquisition	6,663	32,471
Change in fair value measurement	1,539	(1,830)
Changes resulting from foreign currency fluctuations	17	70
Contingent consideration paid or settled	(19,000)	(30,000)
Fair value measurement at end of period	$57,160	$68,212

During the nine months ended September 30, 2018, the Company paid $19.0 million in outstanding milestone obligations associated with the LessRay acquisition, of which $9.0 million related to the achievement of a commercial milestone, and $10.0 million related to the achievement of a regulatory approval milestone. In accordance with the guidance outlined in ASU 2016-15, $18.7 million of the $19.0 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Unaudited Consolidated Statement of Cash Flows, and the remaining $0.3 million related to increased fair value adjustment is presented as a cash outflow in operating activities.

During the nine months ended September 30, 2017, the Company recorded contingent consideration liabilities of $32.5 million in connection with certain acquisitions. Such acquisitions included the acquisition in September 2017 of a medical device company that manufactures interbody implants for spinal fusion using patented porous polyetheretherketone technology, which was incorporated into the Company’s interbody portfolio. The Company recorded a purchase accounting fair value estimate of $31.3 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones.

During the nine months ended September 30, 2017, the Company paid the $30.0 million outstanding milestone obligation associated with the Ellipse Technologies acquisition. In accordance with the guidance outlined in ASU 2016-15, $18.8 million of the $30.0 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Unaudited Consolidated Statement of Cash Flows, and the remaining $11.2 million related to increased fair value adjustment is presented as a cash outflow in operating activities.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of September 30, 2018 and December 31, 2017.

During the three months ended September 30, 2018, the Company expensed $8.9 million for a purchased in-process research and development asset which had no future alternative use.

During the nine months ended September 30, 2018, the Company recorded an impairment charge of $9.0 million on a strategic investment. The impairment was recorded in other income (expense), net in the Unaudited Consolidated Statement of Operations.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
September 30, 2018:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,747	$(123,618)	$148,129
Manufacturing know-how and trade secrets	13	30,826	(17,330)	13,496
Trade name and trademarks	9	25,500	(13,059)	12,441
Customer relationships	9	143,652	(54,773)	88,879
Total intangible assets subject to amortization	9	$471,725	$(208,780)	$262,945

Intangible assets not subject to amortization:
Goodwill				$560,401
Total goodwill and intangible assets, net				$823,346

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2017:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(98,693)	$173,055
Manufacturing know-how and trade secrets	13	30,653	(15,542)	15,111
Trade name and trademarks	9	25,200	(10,559)	14,641
Customer relationships	9	122,249	(44,282)	77,967
Total intangible assets subject to amortization	9	$449,850	$(169,076)	$280,774

Intangible assets not subject to amortization:
Goodwill				$536,926
Total goodwill and intangible assets, net				$817,700

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2017
Gross goodwill	$545,226
Accumulated impairment loss	(8,300)
536,926
Changes to gross goodwill
Increases recorded in business combinations	26,303
Changes in purchase price allocation	(1,075)
Changes resulting from foreign currency fluctuations	(1,753)
23,475
September 30, 2018
Gross goodwill	568,701
Accumulated impairment loss	(8,300)
$560,401

Total expense related to the amortization of intangible assets, which is recorded in both cost of revenue and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.3 million and $40.2 million for the three and nine months ended September 30, 2018, respectively, and $12.6 million and $37.8 million for the three and nine months ended September 30, 2017, respectively.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2018 is set forth in the table below:

(in thousands)
Remaining 2018	$13,170
2019	51,612
2020	50,990
2021	48,930
2022	41,519
Thereafter through 2031	56,724
Total future amortization expense	$262,945

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

In January 2018, the Company completed the acquisition of the remaining 60% of the capital stock of Progentix (the “Non-Controlling Interest Acquisition”). Subsequent to the Non-Controlling Interest Acquisition, the Company owns 100% of the capital stock of Progentix, which now operates as its wholly-owned subsidiary and is no longer accounted for as a VIE or a separate reporting unit as of the date of the Non-Controlling Interest Acquisition. In accordance with authoritative guidance, the non-controlling interest associated with Progentix was reclassified to additional paid-in capital, including the difference between the non-controlling interest and consideration paid. The Loan plus accrued interest and the related receivable between the Company and Progentix is still outstanding as of September 30, 2018.

The following is a reconciliation of equity (net assets) attributable to the non-controlling interest:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Non-controlling interest at beginning of period	$3,845	$5,588
Acquired non-controlling interest reclassified to additional paid-in capital	(3,845)	—
Less: Net loss attributable to the non-controlling interest	—	(1,307)
Non-controlling interest at end of period	$—	$4,281

Total assets and liabilities of Progentix as a VIE included in the accompanying Consolidated Balance Sheets are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Total current assets	$—	$670
Identifiable intangible assets, net	—	8,752
Goodwill	—	12,654
Accounts payable and accrued expenses	—	562
Deferred tax liabilities, net	—	331
Non-controlling interest	—	3,845

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

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes due 2021 are as follows:

(in thousands)	September 30, 2018	December 31, 2017
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(44,380)	(56,839)
Unamortized debt issuance costs	(8,102)	(10,241)
Total Senior Convertible Notes	$597,518	$582,920

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

The interest expense recognized on the 2021 Notes during the three months ended September 30, 2018 includes $3.7 million, $4.2 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2018 includes $11.0 million, $12.5 million and $2.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended September 30, 2017 includes $3.7 million, $4.0 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2017 includes $11.0 million, $11.8 million and $2.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. As of September 30, 2018, the Company had $5.0 million outstanding under the 2017 Facility, at an interest rate of 3.88% (one month LIBOR plus 1.75%).

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

7.   Stock-Based Compensation

The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Sales, marketing and administrative expense (benefit)	$10,095	$(961)	$19,539	$13,725
Research and development expense	863	438	2,201	1,005
Cost of revenue	110	96	322	254
Stock-based compensation expense (benefit) before taxes	11,068	(427)	22,062	14,984
Related income tax expense (benefit)	(2,767)	162	(5,516)	(5,694)
Stock-based compensation expense (benefit), net of taxes	$8,301	$(265)	$16,546	$9,290

At September 30, 2018, there was $46.2 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units

The Company issued approximately 32,000 and 182,000 shares of common stock, before net share settlement, upon vesting of RSUs (including PRSUs) during the three and nine months ended September 30, 2018 and issued approximately 359,000 shares of common stock in settlement of RSUs (including PRSUs) upon their vesting during the year ended December 31, 2017.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ESPP
Volatility	28%	20%	32%	22%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	2.1%	1.0%	1.6%	0.7%
Expected dividend yield	—%	—%	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 23,000 and 126,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three and nine months ended September 30, 2018 and issued approximately 232,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2017.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2018, the Company treated the tax impact of the following significant items as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits associated with the release of uncertain tax positions, return to provision adjustments, and favorable audit settlements offset by tax expenses related to net shortfalls on share-based payments and limitations on certain officer’s compensation. The Company’s effective tax rate recorded for the nine months ended September 30, 2018 was 104%.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, the Company recorded certain provisional amounts related to the revaluation and realization of its deferred taxes in its December 31, 2017 tax provision. During the nine months ended September 30, 2018, the Company further analyzed the impact of the Act on certain executive compensation related deferred taxes as well as the federal tax rate revaluation impact on certain other existing deferred taxes and determined that an aggregate write-down of approximately $0.3 million was required, which would have increased the 2017 full year effective tax rate by 0.5% and the fourth quarter 2017 effective tax rate by 1.7%. The Company is continuing to analyze the impact of the Act during which adjustments to the 2017 year-end provisional calculation will be subject to change during the Staff Accounting Bulletin No. 118 measurement period. As the Company finalizes its analysis and adjusts its tax balances accordingly, it will describe the issue and impact on previously recorded provisional amounts. At September 30, 2018, the Company has not completed its accounting for the tax effects of the global intangible low-taxed income (“GILTI”), foreign derived intangible income, and base erosion and anti-abuse tax provisions of the Act on current year tax expense; however, the Company has made a reasonable estimate and determined that these provisions will have no impact on its 2018 results. Because the Company continues to evaluate the impact of the Act’s GILTI provisions, it has yet to elect an accounting policy to treat the tax impact as either a future period charge or as a current component of deferred taxes.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a decrease in gross unrecognized tax benefits of approximately $7.2 million during the nine months ended September 30, 2018, primarily related to decreases in uncertain tax position reserves as a result of the expiration of applicable statute of limitations offset by increases in uncertain tax position reserves for the current year relating to ongoing operations. The Company believes it is reasonably possible that approximately $0.7 million of its remaining unrecognized tax benefits may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted with U.S. federal and Germany. U.S. states and most foreign jurisdictions remain subject to examination in all years due to prior year net operating losses and research and development credits.

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

Revenue by product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Spinal hardware	$193,626	$180,670	$581,587	$540,482
Surgical support	77,675	66,381	231,800	214,981
Total revenue	$271,301	$247,051	$813,387	$755,463

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2018	2017	2018	2017	2018	2017
United States	$221,318	$200,606	$661,570	$629,935	$200,877	$179,891
International (excludes Puerto Rico)	49,983	46,445	151,817	125,528	36,614	35,435
Total	$271,301	$247,051	$813,387	$755,463	$237,491	$215,326

10.    Commitments

Licensing and Purchasing Agreements

As of September 30, 2018 the Company has obligations under certain consulting arrangements to pay up to approximately $48.0 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2027.  Any such payment will be made in a combination of cash and the Company’s common shares as provided in the agreements.  Any payments in satisfaction of these contingent obligations are considered either a research and development expense or a cost of revenue depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved. These agreements expire on various dates through 2027.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s earnings. At September 30, 2018, future commitments for such key executives were approximately $23.7 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

During the nine months ended September 30, 2018, the Company settled its ongoing litigation and related matters with Madsen Medical, Inc. for $27.8 million, which is recorded within operating expenses in the Unaudited Consolidated Statements of Operations.

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

Legal Proceedings

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery commenced. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on April 5, 2017 and the plaintiffs filed an opposition to the petition. On August 15, 2017, the Ninth Circuit denied the Company’s petition. The Company filed a motion for summary judgment on September 8, 2017. On February 1, 2018, the court entered an order denying the Company’s motion for summary judgment. On February 13, 2018, the Company entered into a memorandum of understanding with the plaintiffs to settle the case for $7.9 million. On March 23, 2018, the parties executed a stipulation of settlement, which was preliminarily approved by the court on June 11, 2018. A hearing on the final approval of the settlement by the court has been scheduled for November 19, 2018. The Company expects the settlement will be fully funded by insurance proceeds. The settlement includes the dismissal of all claims against the Company and the named individuals in the lawsuit without any liability or wrongdoing attributed to them. There can be no assurance that a settlement will be finalized and approved or as to the ultimate outcome of this litigation. However, in connection with the proposed settlement and in accordance with authoritative guidance, the Company has recorded the loss contingency of $7.9 million as a current litigation liability and the expected insurance proceeds of $7.9 million as a current receivable in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

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

Following the April 12, 2018 oral argument, the Company believed that the prior judgments against it, in part or as a whole, may be upheld. Accordingly, at March 31, 2018, the Company believed that the outcome of the case constituted a probable loss. While the actual amount of the probable loss was not known, the Company assessed a range of potential loss in accordance with Accounting Standards Codification 450, Contingencies, which would be from zero to $29.0 million, and recorded an additional estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Unaudited Consolidated Balance Sheet as of March 31, 2018, resulting in an aggregate litigation liability of $29.0 million accrued for this matter. In May 2018, the Company entered into an agreement to settle all outstanding matters with MMI for $27.8 million. As a result of the settlement, the Company adjusted its litigation liability from $29.0 million to $27.8 million, which resulted in a $1.2 million gain which was recorded in the Unaudited Consolidated Statement of Operations during the three months ended June 30, 2018. The Company has paid the settlement amount and no longer has any remaining liability related to this matter as of September 30, 2018.

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ. No assurance can be given as to the timing or outcome of this investigation. At September 30, 2018, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

On June 9, 2017, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid.  The subpoena seeks discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. The Company is working with the OIG to understand the scope of the subpoena and its request for documents, and the Company intends to fully cooperate with the OIG's request.  No assurance can be given as to the timing or outcome of this investigation. At September 30, 2018, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

13.    Subsequent Events

On October 15, 2018, the Company’s Board of Directors (the “Board”) approved the appointment of J. Christopher Barry to succeed Gregory T. Lucier as the Company’s Chief Executive Officer and the election of Mr. Barry to the Board, effective November 5, 2018. Mr. Lucier will continue to serve as Chairman of the Board.

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

Our principal product offering includes the MAS platform which combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, NVM5, and Intraoperative Monitoring, or IOM, services and support offered by our NuVasive Clinical Services division; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally-disruptive fashion. To assist with surgical procedures, we offer a platform called Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment.

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

Recent Developments

On October 15, 2018, our Board of Directors (the “Board”) approved the appointment of J. Christopher Barry to succeed Gregory T. Lucier as Chief Executive Officer and the election of Mr. Barry to the Board, effective November 5, 2018. Mr. Lucier will continue to serve as Chairman of the Board.

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

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of independent sales agents and directly-employed sales representatives. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the sales, marketing and administrative operating expense line item within our Unaudited Consolidated Statements of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales agents, as well as exclusive and non-exclusive independent third-party distributors.

Results of Operations

Revenue

	September 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Revenue
Spinal hardware	$193,626	$180,670	$12,956	7%
Surgical support	77,675	66,381	11,294	17%
Total revenue	$271,301	$247,051	$24,250	10%
Nine Months Ended
Revenue
Spinal hardware	$581,587	$540,482	$41,105	8%
Surgical support	231,800	214,981	16,819	8%
Total revenue	$813,387	$755,463	$57,924	8%

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

Revenue from our spinal hardware product line offerings increased $13.0 million and $41.1 million, or 7% and 8%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Product volume in spinal hardware increased our revenue by approximately 9% for both the three and nine months ended September 30, 2018, offset by unfavorable pricing impacts of approximately 2% for both the three and nine months ended September 30, 2018, as compared to the same periods in 2017. Foreign currency fluctuation had an insignificant impact on revenue from spinal hardware for the three months ended September 30, 2018, as compared to the same period in 2017. Foreign currency fluctuation increased our spinal hardware revenue by approximately 1% for the nine months ended September 30, 2018, as compared to the same period in 2017.

Revenue from our surgical support product line offerings increased $11.3 million and $16.8 million, or 17% and 8%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Excluding the impact from our 2018 acquisitions, product volume in surgical support increased our revenue by approximately 11% and 2% for the three and nine months ended September 30, 2018, respectively, offset by unfavorable pricing impacts of approximately 1% for both the three and nine months ended September 30, 2018, as compared to the same periods in 2017. Revenue associated with our 2018 acquisitions accounted for approximately 7% of the increase in surgical support revenue for both the three and nine months ended September 30, 2018, as compared to the same periods in 2017. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the periods presented.

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Cost of revenue	$74,160	$65,507	$8,653	13%
% of total revenue	27%	27%
Nine Months Ended
Cost of revenue	$225,030	$193,136	$31,894	17%
% of total revenue	28%	26%

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

Cost of revenue increased $8.7 million and $31.9 million, or 13% and 17%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The cost of revenue associated with the operations of our 2018 acquisitions accounted for approximately 4% of the total increase during both the three and nine months ended September 30, 2018, compared to the same periods in 2017. Cost of revenue for our business, excluding our 2018 acquisitions, increased primarily due to growth in volume, but also includes product mix and shifts in production costs, for an overall increase of approximately 10% during both the three and nine months ended September 30, 2018, compared to the same periods in 2017.

Cost of revenue as a percentage of revenue increased for the nine months ended September 30, 2018 compared to the same period in 2017. On a long-term basis, we expect cost of revenue, as a percentage of revenue, to decrease moderately due to our manufacturing insourcing efforts.

Operating Expenses

	Three Months Ended
	September 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Sales, marketing and administrative	$141,211	125,649	$15,562	12%
% of total revenue	52%	51%
Research and development	15,254	12,720	2,534	20%
% of total revenue	6%	5%
Amortization of intangible assets	12,349	11,630	719	6%
Purchase of in-process research and development	8,913	—	8,913	*
Litigation liability loss	—	750	(750)	(100)%
Business transition costs	1,443	345	1,098	318%

	Nine Months Ended
	September 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Sales, marketing and administrative	$433,635	404,984	$28,651	7%
% of total revenue	53%	54%
Research and development	44,601	37,706	6,895	18%
% of total revenue	5%	5%
Amortization of intangible assets	37,402	35,040	2,362	7%
Purchase of in-process research and development	8,913	—	8,913	*
Litigation liability loss	27,800	750	27,050	3,607%
Business transition costs	7,694	1,769	5,925	335%

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

Sales, marketing and administrative expenses increased by $15.6 million and $28.7 million, or 12% and 7%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase during the three months ended September 30, 2018 is primarily due to the reversal of stock-based compensation expense previously recognized on unvested equity awards forfeited during the three months ended September 30, 2017 and fair value increases to certain awards during the three months ended September 30, 2018, that we mark-to-market every quarter. The increase during both the three and nine months ended September 30, 2018 includes increased shareowner compensation and other expenses resulting from increased headcount as compared to the same periods in 2017. Other costs that increased as a function of the increase in revenue and international expansion included consulting, travel, equipment and freight. Sales, marketing and administrative expenses associated with our 2018 acquisitions, which is included in the results discussed herein, accounted for approximately 1% of the increase in sales, marketing and administrative expenses for both the three and nine months ended September 30, 2018, compared to the same periods in 2017.

Sales, marketing and administrative expenses as a percentage of revenue increased during the three months ended September 30, 2018 and decreased during the nine months ended September 30, 2018, compared to the same periods in 2017. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense increased by $2.5 million and $6.9 million, or 20% and 18%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in spending is primarily due to increased headcount and increased spending for further enhancement and functionality of our product offerings.

Research and development costs as a percentage of revenue increased during the three months ended September 30, 2018 compared to the same period in 2017. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Purchase of In-Process Research and Development

During the three months ended September 30, 2018, we expensed $8.9 million for a purchased in-process research and development asset which had no future alternative use.

Litigation Liability Loss

In May 2018, we settled our ongoing litigation with Madsen Medical, Inc. for $27.8 million. We paid the settlement amount and no longer have any remaining liability related to this matter as of September 30, 2018. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

We incurred $1.4 million and $7.7 million of such costs during the three and nine months ended September 30, 2018, respectively, which consisted primarily of acquisition, integration and business transition activities, but also includes $0.7 million and $1.5 million, respectively, of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

We incurred $0.3 million and $1.8 million of such costs during the three and nine months ended September 30, 2017, respectively, which consisted primarily of acquisition, integration and business transition activities, but also includes $(0.9) million and $(1.6) million, respectively, of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	September 30,
(in thousands, except %)	2018	2017	$ Change	% Change
Three Months Ended
Interest income	$130	$79	51	65%
Interest expense	(9,035)	(8,898)	(137)	2%
Other income (expense), net	4,239	(139)	4,378	(3,150)%
Total interest and other expense, net	$(4,666)	$(8,958)	$4,292	(48)%
Nine Months Ended
Interest income	$380	$355	25	7%
Interest expense	(28,458)	(28,780)	322	(1)%
Other expense, net	(7,843)	(382)	(7,461)	1,953%
Total interest and other expense, net	$(35,921)	$(28,807)	$(7,114)	25%

Total interest and other expense, net for the three months ended September 30, 2018 decreased $4.3 million, compared to the same period in 2017 primarily due to gains of $5.1 million recognized on strategic investments during the three months ended September 30, 2018. Total interest and other expense, net for the nine months ended September 30, 2018 increased $7.1 million, compared to the same period in 2017 primarily due to a net loss of $3.9 million on strategic investments and our pro rata allocation of net income or loss from our equity method investments during the nine months ended September 30, 2018. Total interest and other expense, net for the periods presented also included gains and losses from derivative instruments and foreign currency impacts on settled receivables and payables.

Income Tax Benefit

	September 30,
(in thousands, except %)	2018	2017
Three Months Ended
Income tax benefit	$(2,618)	$(11,604)
Effective income tax rate	20%	54%
Nine Months Ended
Income tax benefit	$(7,931)	$(3,543)
Effective income tax rate	104%	7%

The provision for income tax expense as a percentage of pre-tax income from continuing operations reflected a tax benefit of 20% for the three months ended September 30, 2018 compared with a tax benefit of 54% on pre-tax income for the three months ended September 30, 2017. The tax benefit was lower in 2018 due primarily to a large one-time tax benefit in 2017 associated with a deduction of excess tax over book basis in one of our wholly-owned U.S. subsidiaries which exceeded tax benefits in 2018 associated primarily with a decrease in uncertain tax position reserves as a result of the expiration of a prior year statute of limitations.

The provision for income tax expense as a percentage of pre-tax loss from continuing operations reflected a tax benefit of 104% for the nine months ended September 30, 2018 compared with a tax benefit of 7% on pre-tax income for the nine months ended September 30, 2017. The tax benefit was higher in 2018 primarily due to a lower pre-tax base and relatively significant reversals of uncertain tax position reserves as a result of the expiration of a prior year statute of limitations.

On December 22, 2017, President Trump signed U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”), which became effective January 1, 2018. Due to insufficient guidance on certain aspects of the Act, such as officer’s compensation, as well as uncertainty around the GAAP treatment associated with many other parts of the Act, such as the implementation of certain international provisions, we recorded certain provisional amounts related to the revaluation and realization of our deferred taxes in our December 31, 2017 tax provision. During the nine months ended September 30, 2018, we further analyzed the impact of the Act on certain executive compensation related deferred taxes as well as the federal tax rate revaluation impact on certain other existing deferred taxes and determined that an aggregate write-down of approximately $0.3 million was required, which would have increased the 2017 full year effective tax rate by 0.5% and the fourth quarter 2017 effective tax rate by 1.7%. We are continuing to analyze the impact of the Act during which adjustments to the 2017 year-end provisional calculation will be subject to change during the Staff Accounting Bulletin No. 118 measurement period. As we finalize our analysis and adjust our tax balances accordingly, we will describe the issue and impact on previously recorded provisional amounts. At September 30, 2018, we have not completed our accounting for the tax effects of the global intangible low-taxed income (“GILTI”), foreign derived intangible income, and base erosion and anti-abuse tax provisions of the Act on current year tax expense; however, we have made a reasonable estimate and determined that these provisions will have no impact on our 2018 results. Because we continue to evaluate the impact of the Act’s GILTI provisions, we have yet to elect an accounting policy to treat the tax impact as either a future period charge or as a current component of deferred taxes.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At September 30, 2018, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $37.4 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of September 30, 2018, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $39.0 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

We are involved in a number of legal actions and investigations arising out of the normal course of our business as discussed in Note 11 of the Unaudited Consolidated Financial Statements. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our current accrual estimate, if any, for one or more of the matters described in our Unaudited Consolidated Financial Statements could have a material adverse effect on our liquidity and access to capital resources.  Additionally, it is possible that in connection with a legal proceeding we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding could have an adverse impact on our liquidity or impact our access to additional capital resources.

In January 2018, we drew $50.0 million from our $500.0 million revolving senior credit facility to be used for working capital, general corporate purposes, and strategic investments and acquisitions, including the acquisition of SafePassage, a privately-held provider of IOM services. As of September 30, 2018, we had $5.0 million outstanding under the revolving senior credit facility.

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

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. We anticipate the remaining sales-based milestones will become payable at varying times between 2022 and 2023. We expect the imaging software and technology platform to be incorporated into our MAS platform to form a foundational element in our imaging, navigation and automation platform development strategy.

Cash and cash equivalents were $75.1 million and $72.8 million at September 30, 2018 and December 31, 2017, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The increase in liquidity during the nine months ended September 30, 2018 of $2.3 million was mainly driven by $150.8 million cash inflow from operations and $5.0 million outstanding on the line of credit, offset by $78.4 million in cash used for purchases of property and equipment, $60.2 million in cash used for business combinations, strategic investments and intangible assets, and $19.0 million in cash used for payments of contingent consideration. At September 30, 2018, we have cash totaling $2.4 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $150.5 million for the nine months ended September 30, 2018, compared to $118.8 million for the same period in 2017. The $31.7 million increase in cash provided by operating activities was primarily due to increased operational cash flows in 2018 related to timing of spending and cash receipts, offset by $27.8 million in cash paid for the settlement of the Madsen litigation matter in 2018.

Cash Flows from Investing Activities

Cash used in investing activities was $138.6 million for the nine months ended September 30, 2018, compared to $161.7 million used for the same period in 2017. The $23.1 million decrease in cash used in investing activities was primarily due to an $18.6 million decrease in cash used for purchases of property and equipment and a decrease of $4.4 million in cash used for business combinations, strategic investments and intangible assets during the nine months ended September 30, 2018 as compared to the same period in 2017.

Cash Flows from Financing Activities

Cash used in financing activities was $11.2 million for the nine months ended September 30, 2018, compared to $50.6 million cash used for the same period in 2017. The $39.4 million decrease in cash used in financing activities was primarily due to the $63.3 million settlement of the remaining principal on the senior convertible notes due July 2017 during the third quarter of 2017, offset by a decreased net draw on the line of credit for $35.0 million and decreased treasury stock purchases of $8.9 million during the nine months ended September 30, 2018 as compared to the same period in 2017.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $2.8 million during the nine months ended September 30, 2018. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. As of September 30, 2018, we had $5.0 million outstanding under the 2017 Facility, at an interest rate of 3.88% (one month LIBOR plus 1.75%).

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes, other than the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, we increased our obligations for certain consulting arrangements by approximately $39.6 million in the aggregate in the event that specified revenue-based milestones are achieved prior to 2027. Any such payment will be made in a combination of cash and common shares as provided in the agreements. There were no other material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2018. Based on such evaluation, our management has concluded that as of September 30, 2018, the Company’s disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#	Employment Letter dated October 16, 2018 between the Company and J. Christopher Barry (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)
10.2#	Amendment to Employment Letter effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)
10.3#

General Consulting and Services Agreement effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)

10.4#

Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)

10.5#	Employment Letter dated October 17, 2018 between the Company and Matthew Link (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date: October 30, 2018	By:	/s/ Gregory T. Lucier
Gregory T. Lucier
Chairman and Chief Executive Officer

Date: October 30, 2018	By:	/s/ Rajesh J. Asarpota
Rajesh J. Asarpota
Executive Vice President and Chief Financial Officer