Form 10-K
period 2018-12-31
NUVASIVE INC
filed 2019-02-20
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    YES  ☑    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    YES  ☐    NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.7 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018), based upon the closing sale price for the registrant’s common stock on that day as reported by the NASDAQ Global Select Market. Shares of common stock held by each officer and director on June 30, 2018 have been excluded in that such persons may be deemed to be affiliates.

As of February 18, 2019, there were 51,635,602 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to portions of the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2018.

NuVasive, Inc.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2018

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

This Annual Report and the documents incorporated by reference into this Annual Report refer to trademarks, such as Absolute Responsiveness®, Acuity®, Affix®, Armada®, AttraX®, Back Pact®, Bendini®, Better Back Alliance®, Better Insight. Better Decisions. Better Medicine®, Brigade®, CerPass®, COALESCE™, COHERE®, CoRoent®, Creative Spine Technology®, DBR®, Embody®, Embrace®, ExtenSure®, Formagraft®, Gradient Plus®, Halo®, iGA™, ILIF®, InStim®, LessRay®, Leverage®, MAGEC®, MAGEC-EOS™, MAS®, MaXcess®, Modulus®, NeoDisc™, Nerve Avoidance Leader™, NuvaLine™, NuvaMap™ O.R., NuVasive®, NVM5®, Osteocel®, Precept®, PRECICE®, PROPEL®, Pulse™, Radian®, Reline™, Speed of Innovation®, SpheRx®, Surgical Intelligence™, The Better Way Back®, Traverse®, Triad®, VuePoint®, X360™, X-Core®, and XLIF®, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Item 1.Business

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally disruptive surgical products and procedurally integrated solutions for spine surgery. Our currently marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products and services used to aid in the surgical procedure. Our procedurally integrated solutions use innovative, technological advancements and a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, to provide surgical efficiency, operative reliability, and procedural versatility. For the year ended December 31, 2018, we generated global revenues of $1.1 billion, including sales in over 50 countries.

Our principal product offering includes the MAS platform which combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, and Intraoperative Monitoring, or IOM, services and support offered by NuVasive Clinical Services; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally disruptive fashion. To assist with surgical procedures, we offer a platform called Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment.

Our MAS platform and its related offerings are designed to provide a unique and comprehensive solution for the safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves along with intraoperative reconciliation. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our neuromonitoring systems, enables innovative lateral procedures, including a procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We offer a range of implants for spinal surgery, which include our porous titanium and polyetheretherketone, or PEEK, implants under our Advanced Materials Science portfolio, fixation devices such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury. The PRECICE limb lengthening system is sold by NuVasive Specialized Orthopedics.

We intend to continue development on a wide variety of projects intended to broaden our MAS and other product platforms and advance the applications of our unique technology into procedurally integrated surgical solutions designed to improve clinical and economic outcomes. In 2019, we expect to commercially launch Pulse, a surgical automation platform which will incorporate LessRay, neuromonitoring, surgical planning, rod bending, imaging, navigation, and other automation capabilities. Pulse is a combined hardware and software platform designed to achieve surgical efficiencies via real-time feedback to aid in clinical decision making and to optimize the procedural workflow in the operating room.

We expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for surgical automation.

Our corporate headquarters is located in San Diego, California where we currently occupy approximately 169,000 square feet, including a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. In August 2017, we entered into a 17 year operating lease agreement for the purpose of expanding and restructuring our corporate headquarters located in San Diego, California, from approximately 145,000 square feet to approximately 252,000 square feet. Our location in Amsterdam, the Netherlands, serves as our international headquarters. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee. Our business is facilitated by rapid delivery of products and surgical instruments for surgeries involving our products. Because of its location and proximity to overnight third-party transporters, our Memphis facility enhances our ability to meet demanding delivery schedules and provide a greater level of customer service. Additionally, our primary self-manufacturing facility which produces spinal implants is located in West Carrollton, Ohio.

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

•

Continue to Develop and Introduce Procedurally-Integrated Solutions and New Innovative Products. One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery products and procedures to fulfill an unmet clinical need. In the past several years, we have introduced a continual flow of new products and product enhancements. We have additional products and procedural offerings currently under development that should expand our presence in fusion surgery. With our comprehensive portfolio of product and service offerings, we believe we can offer our customers a comprehensive procedural solution for spine surgery that distinguishes us from traditional spine implant companies. We intend to continue to build upon our procedural solution with new and enhanced technology offerings, as well as product expansions. We believe through continued innovation and a focus on providing comprehensive procedural solutions for our customers, we will increase our market share while at the same time improving patient care. As part of this strategy, we must continue to protect and defend the intellectual property related to our innovative products.

•

Expand the Reach of Our Exclusive Sales Force. We believe having a sales force dedicated to selling only our products is critical to achieving continued growth across our various product lines, driving greater market penetration and increasing our revenues. In the United States, we have a sales force consisting of a mix of directly-employed sales representatives and exclusive sales agents who are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly-employed sales representatives, independent sales agents and territory-based distributors.

•

Provide Tailored Solutions in Response to Surgeon Needs. Responding quickly to the needs of spine surgeons is central to our culture, critical to our success, and we believe differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of, and potential improvements to, our products. For example, we have an on-site machine shop to allow us to rapidly manufacture product prototypes and a cadaver operating theatre in San Diego, California to provide clinical training and validate new ideas through prototype testing. We also maintain regional training facilities and centers for excellence in strategic locations around the globe. Responding quickly goes beyond product development to include active support in all areas, including clinical research and payer relations. Continuing to remain connected and responsive to the collective voices of the surgeon community should allow us to increase our market share and drive adoption of our procedurally-integrated spine solutions.

•

Selectively License or Acquire Complementary Products and Technologies and Drive our International Presence. In addition to building our company through internal product development and global expansion efforts, we intend to selectively license or acquire complementary products and technologies and enter into strategic relationships that should keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in international markets. With the 2016 acquisition of Ellipse Technologies, we offer innovative products based on the MAGEC technology platform. With this acquisition, we accelerated our entry into the pediatric and idiopathic spine deformity segment and expanded our international presence. With the 2016 acquisition of the LessRay software technology suite, we now help surgeons and hospital staff manage radiation exposure, without compromising intra-operative images or visual accuracy. With the acquisition of Vertera Spine in 2017, which developed patented porous PEEK technology, we now offer porous interbody technology across both PEEK and titanium materials, thereby addressing the spectrum of surgeons’ needs and preferences for interbody implants. In 2018, we entered into a Spine Precision Partnership with Siemens Healthineers to advance operating room workflow efficiency and provide increased precision in the delivery of minimally-disruptive spine surgery technologies through the integration of our Pulse surgical automation platform with Siemens Healthineers’ mobile 3D C-arm. By acquiring complementary products, entering into strategic relationships, and executing on domestic and international footprint expansion opportunities, we believe we can leverage our expertise of bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.

•

Provide Intraoperative Monitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IOM. We believe our proprietary neuromonitoring platform is a differentiator in the market and is unique in its ability to provide information about the directionality and proximity of nerves. With our acquisitions of Biotronic NeuroNetwork in 2016 and SafePassage in 2018, we have expanded the scale of our IOM services business and solidified our position as the largest provider of outsourced IOM services and are driving increased utilization of our neuromonitoring platform. We intend to continue to expand the utility of such platforms and broaden our IOM product and services offerings to further our value to our customers and increase adoption and usage.

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

We believe the market for procedurally integrated spine surgery solutions will continue to grow over the long term, and we also believe our market share will increase, because of the following market dynamics:

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

•

Vendor/Hospital Consolidation. Given the continued economic pressures facing hospitals and healthcare systems, we anticipate broader consolidation of vendors in the spine space. We believe we are well-positioned to benefit from this vendor consolidation given our size and scale and the breadth of our portfolio.

Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market.

Surgical Alternatives with Less Tissue Disruption

The benefits of minimally invasive surgical procedures in other areas of orthopedics have significantly contributed to the strong and growing demand for surgical alternatives with less tissue disruption of the spine. Surgeons and hospitals seek spine procedures that result in fewer operative and postoperative complications and decreased patient hospitalization periods. At the same time, patients seek procedures that reduce trauma, allow for faster recovery times and result in more favorable and predictable clinical outcomes. Despite patient and doctor demands, the rate of adoption of alternative surgical procedures with less tissue disruption has been relatively slow with respect to the spine. Currently, the majority of spine surgery patients are treated with traditional open and invasive techniques.

A principal factor contributing to spine surgeons’ slow adoption of traditional minimally invasive spine procedure alternatives has been inconsistent outcomes driven by the limited or lack of direct access to and visibility of the surgical anatomy, and the associated complex instruments that have been required to perform these procedures. Most traditional minimally invasive spine surgery systems do not allow the surgeon to directly view the spine and the relevant pathology point and, as such, provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional minimally invasive spine surgery systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system, which is an impediment and/or deterrent to their adoption.

Our Commercial Products

Our MAS platform allows surgeons to perform a wide range of minimally disruptive spine procedures in all regions of the spine and from various surgical approaches, while overcoming the shortcomings of traditional minimally invasive spine surgical techniques. The MAS platform is designed to treat a wide range of spinal pathologies while accommodating a surgeon’s preferred surgical technique. We believe our approach improves clinical results and should continue to drive an expanded number of minimally disruptive procedures performed, lead the market away from open surgery, and make less invasive techniques the standard of care in spine fusion and non-fusion surgery.

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

Our MAS platform combines three product categories: our MaXcess retractors, our specialized implants and fixation products, and our neuromonitoring systems and service offerings that collectively enable surgeons to detect and navigate around nerves while directing customized access to the spine for implant delivery. Biologics are used to complement procedures by promoting bone fusion. In addition to our MAS platform and biologics, our comprehensive procedural solutions include our IOM services, Integrated Global Alignment, or iGA, and Pulse, our surgical automation platform.

MaXcess

MaXcess retractors have a split-blade design consisting of three blades that can be positioned to customize the surgical exposure in the shape and size specific to the surgical requirements rather than the more traditional fixed tube or two-blade designs of traditional minimally invasive spine surgical systems. This split-blade design also provides customizable access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a smaller incision and less tissue disruption. The ability to use familiar instruments reduces the learning curve for our procedures and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with better direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment such as endoscopes. Over the years, several improvements to our MaXcess systems have been made, including incorporating integrated neuromonitoring technology and improving the blade systems, and the MAS approach has broadened from the lumbar to the thoracic region. Our MaXcess products are used in the cervical spine for posterior application and anterior retraction, the lumbar spine for decompressions, transforaminal lumbar interbody fusions, or TLIFs, posterior lumbar interbody fusions, or PLIFs, the thoracolumbar spine for eXtreme Lateral Interbody Fusion, or XLIFs, and the thoracic region for tumors and trauma, as well as in adult degenerative scoliosis procedures.

Implants and Fixation Products

We have many implants and fixation devices designed to be used with our MAS platform. Our portfolio of implants used for interbody disc height restoration include implants made from allograft, titanium, and PEEK. Our titanium and PEEK implants are available in both porous and non-porous formats and come in a variety of shapes, sizes, and lordosis options to accommodate specific approach, pathology, alignment restoration, and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation products, including pedicle screws, rods and plates, have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our procedures to provide stabilization of the spine. Our fixation offerings include our Armada, Precept and Reline posterior fixation portfolios.

Neuromonitoring

Our neuromonitoring systems utilize electromyography, or EMG, as well as proprietary software hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Our systems function by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. Through our neuromonitoring platforms, we give surgeons the option to connect their instruments to a computer system that provides discrete, real-time, surgeon directed and surgeon controlled feedback about the directionality and relative proximity of nerves during surgery. We believe our proprietary neuromonitoring platforms are a differentiator in the market and are unique in their ability to provide information about the directionality and proximity of nerves. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. The health and integrity of the spinal cord and related nerves can also be assessed using motor evoked potentials, or MEPs, and somatosensory evoked potentials, SSEPs. Both of these methods of IOM involve applying stimulation and recording the response that must travel along the motor or sensory paths of the spinal cord. Surgeons can connect certain instruments to our neuromonitoring systems, thus creating an interactive set of instruments that better enable the safe navigation through the body’s nerve anatomy during surgery. The connection is accomplished using a clip that is attached to the instrument, effectively providing the benefits of our neuromonitoring systems through an instrument already familiar to the surgeon. Our proprietary software and easy to use graphical user interfaces allow the surgeon to make critical decisions in real time to help enable safer, faster, and more reproducible procedures to achieve improved patient outcomes.

Biologics

Biologics are used to aid in the spinal fusion process or bone healing process. The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), and a varied offering of synthetic products and growth factors. Our allograft biologics product offerings include Osteocel Plus and Pro – a cellular bone matrix designed to mimic the biologic profile of autograft including mesenchymal stem cells and osteoprogenitor cells to aid in spinal fusion and Propel DBM (highly moldable demineralized bone matrix putty and gel). Our synthetic biologics product offerings include Formagraft (collagen-based synthetic bone substitute) and AttraX (synthetic bone graft material delivered in putty and other forms).

Intraoperative Monitoring Services

Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IOM. Through our IOM services business, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the internet. Through this service, data can be analyzed in real time by healthcare professionals for additional interpretation of intraoperative information and oversight, which we believe further improves the safety and reproducibility of the vast array of our spine procedures.

Integrated Global Alignment

Current and emerging data illustrates a direct correlation between proper spinal alignment and long-term clinical outcomes. Our iGA platform offers a global approach for assessing, preserving, and restoring spinal alignment in an effort to promote surgical effectiveness and efficiencies, lasting patient outcomes, and improved quality of life. Using our NuvaPlanning portfolio of software products for integrated operative solutions, surgeons can preoperatively calculate and evaluate alignment parameters and implant integration by accurately modeling surgery to create a reliable plan with clear results, and then conduct a real-time intraoperative assessment in order to correct the anterior and posterior column alignment in line with the surgical plan. Following a procedure, surgeons can use our solutions to confirm the success of the procedure and effect on alignment by reviewing surgical results and easily comparing those results to the surgical plan. In addition to our software solutions, we also offer specific products that are designed to restore alignment, including our Reline posterior fixation portfolio, our VuePoint occipito-cervico-thoracic fixation system, and our Bendini spinal rod bending system.

Imaging Technology

Our LessRay system is a software technology platform designed to help surgeons and hospital staff manage radiation exposure associated with x-ray and other imaging technology, without compromising intraoperative images or visual accuracy. This is achieved through digital imaging processing technology that generates high resolution images of the surgical field from low resolution fluoroscopy (or x-ray) images. We currently offer LessRay as a standalone product but anticipate incorporating the LessRay technology into our Pulse surgical automation platform in the future.

Integrated Surgical Automation Platform

Pulse is our modular surgical automation platform which will incorporate LessRay, neuromonitoring, surgical planning, rod bending, imaging, navigation, and other automation capabilities. Pulse is a combined hardware and software platform designed to achieve surgical efficiencies via real-time feedback to aid in clinical decision making and to optimize the procedural workflow in the operating room. In 2018, Pulse received 510(k) clearance from the United States Food and Drug Administration and we expect to commercially launch Pulse in 2019.

MAGEC-EOS Spinal Bracing and Distraction System

Early onset scoliosis, or EOS, refers to severely deformed curvatures of the spine diagnosed before the age of ten. EOS is a challenging health issue and can lead to more severe progressive deformities. Surgical treatments for EOS include the use of surgically adjustable expandable rods to control the spine deformity while still allowing the spine to grow until a child reaches an appropriate size or age for a more permanent solution, such as spinal fusion. Surgeries to adjust traditional growing rods are typically performed every six to nine months and are associated with scarring, elevated infection rates, postoperative pain, and impaired mobility as the child heals from surgery. Additionally, these surgeries involve repetitive exposure to general anesthesia, which can delay development and impair long-term cognitive function. The MAGEC-EOS system is designed to overcome the limitations of conventional adjustable rod treatments for EOS and reduce the number of surgical procedures required throughout childhood. Once our MAGEC growing rods are surgically implanted in a patient, they can be adjusted non-invasively using the external remote controller. The ability to adjust growing rods without surgical intervention means that EOS patients can be treated with fewer planned surgeries. Our non-invasive adjustment technology enables physicians to perform more frequent adjustments in a non-surgical outpatient setting, thereby improving deformity correction and allowing for optimal spinal growth.

PRECICE Limb Lengthening System

Limb length discrepancies, or LLDs, refer to a congenital deformity or injury resulting in one leg being shorter than the other. Large LLDs often require complex treatments including limb lengthening surgery to create equal limb length. The traditional limb lengthening surgical procedure includes the creation of a gap in the bone, or osteotomy, the attachment of wires or pins to the fractured bones, and the passing of the wires or pins through the skin to an external fixator, a scaffold-like frame that surrounds the limb. The external fixator distracts the bone when the patient or a family member manually turns the knobs on the fixator. These adjustments must be performed several times each day such that the bone is lengthened approximately one millimeter per day. Adjustments of the external fixator are very painful and associated with soft tissue disruption, disturbance of the wound healing process of the skin and soft tissue and high rates of pin site infection. In addition, traditional external fixation can result in significant psychosocial comorbidities that reduce quality of life for patients undergoing treatment, including anxiety, social disengagement, sleep disorders, depression and addiction to pain medication. The PRECICE LLD system uses the MAGEC technology to enable non-invasive and painless adjustments using a pre-programmed external remote controller. As a result, PRECICE LLD enables physicians to customize therapy to the needs of the patient over time without the need for surgical re-intervention and provides improved quality of life and satisfaction for patients in need of surgical limb lengthening.

Research and Development

Our research and development efforts are primarily focused on developing our new technology platforms and further enhancing our existing products to improve and further integrate our procedural solutions to address unmet clinical needs while improving patient and economic outcomes. Our research and development group has extensive experience in developing products to treat spine pathologies. This group continues to work closely with our clinical advisors and spine surgeon customers to design products and procedural solutions designed to improve patient outcomes, simplify techniques, and reduce patient trauma including subsequent hospitalization and rehabilitation times; and as a result reduce overall costs to patients and the healthcare system.

International

As the spine market shifts towards minimally invasive surgery and international access to healthcare increases, it should provide us with an opportunity for accelerated growth outside the United States. Because our procedurally-integrated solutions and technologies treat similar pathologies around the world, we are focused on expanding our operations in select developed and emerging international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in expanding our global infrastructure to adapt to alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our MAS surgical techniques, our surgical instruments and our implants to our international customers. We intend to continue to make targeted investments in select international markets in order to increase our commercial reach outside of the United States. Our international revenue, which excludes Puerto Rico, was $205.6 million or 19% of total revenue for the year ended December 31, 2018.

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

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our instruments and implants. We maintain state-of-the-art cadaver operating rooms and training facilities to help educate surgeons regarding our products at our corporate headquarters in San Diego, California. We continue to train surgeons on our lateral techniques, including XLIF, and our other MAS platform products including: our proprietary neuromonitoring systems, MaXcess, biologics, and specialized implants. Our surgeon education program includes a Clinical Professional Development global platform, which integrates surgical training with professional development.

Manufacturing and Supply

As our business has continued to scale, we significantly expanded our self-manufacturing capabilities in 2017 as we increased production at our approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio. As we increase our self-manufacturing capabilities, we will look to maintain adequate raw materials suppliers, sourcing alternatives and adequate supply to support our operations. We have identified or are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to best enable us to be able to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet U.S. Food and Drug Administration (“FDA”), International Organization for Standardization (ISO), and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded.

Our products are inspected, packaged and labeled, as needed, at our San Diego headquarters, our Memphis distribution facility or our Aliso Viejo facility. Under our existing contracts with third-party manufacturers, we reserve the exclusive right to inspect and assure conformance of each product and product component to our specifications.

We currently rely on several tissue banks as our suppliers of allograft tissue implants, including for our Osteocel Plus and Osteocel Pro product lines. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable to compliance with FDA regulations, state requirements, and as-voluntary industry standards (such as those put forward by the American Association of Tissue Banks).

We rely on two suppliers for PEEK, which comprises many of our partial vertebral body replacement and interbody product lines. We rely on one, exclusive supplier for our neuromonitoring platforms, and rely on one, exclusive supplier for our neuromonitoring equipment that is used outside of the NVM5 and Pulse platforms.

We, and our third-party manufacturers, are subject to the quality system regulations of the FDA, state regulations (such as the regulations promulgated by the California Department of Health Services), and regulations promulgated by foreign regulatory bodies (such as in the European Union). For tissue products, we are FDA registered and licensed in the States of California, New York, Florida, Maryland and Oregon. For our device implants and instruments, we are FDA registered, California licensed, CE marked and ISO certified. CE is an abbreviation for “Conformité Européenne” or European Conformity, and is the registration marking designating that a device can be commercially distributed throughout Europe. Our facilities and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA, state, and/or international regulatory agencies.

Surgical Instrument, Implant Sets and Equipment Sales

For many of our customers, we provide surgical instrumentation sets, including both implants and instruments, as well as our neuromonitoring systems in a manner tailored to fulfill our customer’s obligations to meet surgery schedules. We do not generally receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In many cases, once the surgery is finished, the surgical instrument sets are returned to us, and we prepare them for shipment to meet future surgeries.

We complement this implant and instrument shipment model with field-based instrument assets. This hybrid strategy is designed to improve customer service, minimize backlogs, increase asset turns, optimize freight costs, and maximize cash flow. Our pool of surgical equipment that we make available to hospitals continues to increase as we increase our product offering, expand our distribution channels and increase the market penetration of our products. These surgical instrumentation and implant sets are important to the growth of our business, and we anticipate additional investments in such assets going forward.

In certain cases we will sell either surgical instruments, implant sets or both to our customers. While this does not constitute a material component of our business, as customer penetration and volume increases, these sales of sets allows our customers to increase the amount of surgical volume performed locally. Additionally, LessRay units are sold as a capital sale or as a lease. We also intend to offer the Pulse platform through a capital sales and leasing model. We do not have a long history of selling, leasing or servicing capital equipment, and we have recently invested and intend to continue to invest in building resources and expertise in this area.

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

Patents

As of December 31, 2018, we had over 1,125 issued and pending patents world-wide, including over 530 U.S. issued patents. Our issued and pending patents cover, among other things:

•	MAS surgical access instrumentation and methodology, including our XLIF procedure and aspects thereof;
•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•	Implants and related instrumentation and targeting systems;
•	Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX;
•	Magnetic technology for non-invasive distraction of an implanted device, including the MAGEC technology platform;
•	Digital imaging processing technology that generates high resolution images of the surgical field from low resolution scans, including the LessRay technology platform; and
•	Porous PEEK technology, included in our Cohere, Coalesce and Coalesce Straight interbody implants.

Our issued patents began to expire in 2018. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

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

Trademarks

As of December 31, 2018, we had over 265 trademark registrations in both domestic and foreign regions.

Competition

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. Our significant competitors are Medtronic Sofamor Danek, or Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and Zimmer Biomet Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International N.V., Alphatec Spine, and others. With respect to our neuromonitoring systems, we primarily compete with Medtronic, and Cadwell Industries. Our IOM services business competes with SpecialtyCare and numerous smaller and regional neuromonitoring companies. We also face competition from physician owned distributorships, or PODs, which are medical device distributors that are owned, directly or indirectly, by physicians. However, these PODs have come under scrutiny by the Office of Inspector General, or OIG as the associated physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients. The prevalence of these PODs may impact our ability to grow.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that we market and sell in the United States must first receive either premarket clearance (by submitting a 510(k) notification) or premarket approval (by filing a premarket approval application, or PMA) from the FDA. In addition, certain modifications to marketed devices may require 510(k) clearance or approval of a PMA supplement. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products (referred to as a predicate device). The FDA’s 510(k) clearance process usually takes between three and six months from the date the application is completed, but may last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain than the 510(k) clearance process and generally takes between one and three years, or even longer, from the time the application is submitted to the FDA until any approval is obtained. In addition, a clinical trial is almost always required to support a PMA application and may be required for a 510(k) premarket notification.

In 2018, the FDA issued draft guidance and announced steps to modernize the 510(k) clearance pathway that, if finalized and implemented, could impact the ability of medical device manufacturers to obtain or maintain 510(k) clearance for devices. Among other initiatives, the FDA has proposed to “sunset” the use of older predicate devices for purposes of comparison in new device 510(k) clearance submissions. If we cannot establish that a new or modified product is substantially equivalent to a predicate device, we may be required to seek pre-market approval through the PMA process. There are numerous risks associated with the PMA process, which typically requires conducting clinical trials with high costs and uncertain outcomes. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

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

Federal False Claims Act

The Federal False Claims Act (in particular -its “qui tam” or “whistleblower” provisions) allow(s) private individuals to bring actions in the name of the United States government alleging that a defendant has made false claims for payment from federal funds. In addition, various states are considering enacting or have enacted laws modeled after the Federal False Claims Act, penalizing false claims against state funds. In 2013, we received a federal administrative subpoena from the OIG in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid. The subpoena sought discovery of documents for the period January 2007 through April 2013. In July 2015, we entered into a definitive settlement agreement with the U.S. Department of Justice, or DOJ, to settle this matter. Under the terms of the agreement, we paid $13.5 million plus fees and accrued interest of approximately $0.3 million to resolve this matter. The settlement was not an admission of liability or wrongdoing by us, and we were not required to enter into a corporate integrity agreement with the OIG as part of the settlement. In August 2015, we received a civil investigative demand, or CID, issued by the DOJ pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ in regards to this matter. Any adverse findings related to this investigation could result in material financial penalties against the Company.

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

Physician Payments Sunshine Act of 2009 (Sunshine Act)

The Sunshine Act was enacted into law in 2010 and requires public disclosure to the United States government of payments to physicians and teaching hospitals, including in-kind transfers of value such as free gifts or meals. The Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31 of a calendar year for the transfers of value incurred for the prior calendar year. This law, along with various international and individual state reporting requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period to May 2020 and will replace the existing directives on medical devices in the European Union. After May 2020, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

In 2014, the Japanese government made revisions to the Pharmaceutical Affairs Law (now called PMD Act) that made significant changes to the preapproval regulatory systems. These changes have - in part - stipulated that, in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare, certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PMD Act requirements prior to placing products on the market: Pre-market Submission, or Todokede; Pre-market Certification, or Ninsho; and Pre-market Approval, or Shonin. NuVasive markets devices in Japan that are assessed by both government entities and third-party organizations using all three procedures in place for manufacturers. The level of review and time line for medical device approval will depend on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the current PMD Law. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices. We also pursue authorizations required by the prefectural government as required.

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

Data protection laws, including the EU General Data Protection Regulation (“GDPR”), also apply to our international operations. The GDPR requires, among other things, obligations and restrictions on the ability to collect, analyze and transfer EU personal data and the prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. These data protection regulations create a range of compliance obligations and permit substantial fines for noncompliance.

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

In the United States, as a result of healthcare reform, third-party payers are increasingly required to demonstrate they can improve quality and reduce costs; we accordingly see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence required for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out–of-pocket costs for medical coverage which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

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

Shareowners (our employees)

We refer to our employees as “shareowners.” As of December 31, 2018, we have approximately 2,600 shareowners. In addition to our shareowners, we partner with independent sales agents and independent distributors who sell our products in the United States and internationally. None of our shareowners or sales agents are represented by a labor union, and we believe our shareowner and agency relations are good.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission (the Commission). We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2018.

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

Surgeons may be hesitant to use our products and procedural solutions for the following reasons, among others:

•	lack of surgeon experience with minimally disruptive surgical products and procedures;
•	lack or perceived lack of evidence supporting additional patient benefits;
•	perceived liability risks generally associated with the use of new products and procedures;
•	existing relationships with competitors and distributors;
•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;
•	increased competition in procedural offerings;
•	lack or perceived lack of differentiation among procedures;
•	costs associated with the purchase of new products and equipment; and
•	the time commitment that may be required for training.

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

An important part of our business strategy is to stay ahead of our competitors by obsoleting our current offerings with new and enhanced products and technologies. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with changes in technology and market demand, as well as physician, hospital and healthcare provider practices.  The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

•	properly identify and anticipate surgeon and patient needs;
•	develop and introduce new products or product enhancements in a timely and cost-effective manner;
•	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•	demonstrate the safety and efficacy of new products through clinical investigations or the collection of existing relevant clinical data;
•	qualify for adequate reimbursement from third-party payers; and
•	obtain the necessary regulatory clearances or approvals for new products or product enhancements.

In addition, our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial or technical viability of a new product, technology, or other innovation. Even if we are able to develop enhancements or new generation products successfully, these enhancements or new generation products may not generate sufficient demand or produce sales in excess of the costs of development, which would cause our results of operations to suffer. It is also important that we carefully manage our introduction of new and enhanced products. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our sales.  In addition, to the extent we have excess or obsolete inventory as we transition to new products, it would result in margin reducing write-offs and charges for obsolete inventory, and our results of operations may suffer.

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

The market for spine surgery products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than those of our competitors. With respect to our neuromonitoring systems, we primarily compete with Medtronic and Cadwell Industries. Our IOM services business competes with Specialty Care and numerous smaller and regional neuromonitoring companies. With respect to MaXcess, our minimally disruptive surgical system, our largest competitors are Medtronic, DePuy/Synthes, Stryker Spine, Globus Medical, and Zimmer Biomet Spine. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies and other potential market entrants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our offerings.  In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can.

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

Further, as we continue to grow our international business, market acceptance of our products and procedural solutions in a particular foreign market may also depend, in part, upon the availability of coverage and reimbursement within the applicable healthcare payment system. Reimbursement and healthcare payment systems in international markets vary significantly by country. As in the United States, our products and procedural solutions may not obtain coverage and reimbursement approvals in a timely manner, if at all, in a particular foreign market. In addition, even if we are able to obtain country-specific coverage and reimbursement approvals, the amount of such coverage and reimbursement may not be adequate and we could incur considerable expense in seeking such approvals. Our failure to obtain such coverage and approvals would negatively affect market acceptance of our products and procedural solutions in the international markets in which such failure occurs and the expenses incurred in connection with obtaining such coverage and approvals could outweigh the benefits of obtaining them.

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

While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter or consent decree from the FDA or an equivalent action by a governmental health authority in an international jurisdiction. In addition, we may be subject to product recalls or seizures, monetary sanctions, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

We may pursue transactions, including acquisitions of complementary businesses, technology licensing arrangements, strategic relationships, and joint development agreements to expand our product offerings and geographic presence as part of our business strategy, which could be material to our financial condition and results of operations. We may also consider divesting non-core product lines or out-licensing our technology. We may not complete transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement, strategic relationship, joint development agreement or divestiture. Other companies may compete with us for these strategic opportunities. We also could experience negative effects on our results of operations and financial condition from charges related to acquisitions and investments, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of an acquired company or business, including issues related to internal control over financial reporting, regulatory or compliance issues and potential adverse short-term effects on results of operations through increased costs or otherwise. Acquisitions involve numerous risks, including the following:

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

Any of these factors could have a negative impact on our business, results of operations or financial position. Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology. Following any acquisition, we must integrate the new business, which can be expensive and time-consuming. Failure to timely and successfully integrate acquired businesses may result in non-compliance with regulatory or other requirements and may result in unexpected costs, including as a result of inadequate cost containment and failure to fully realize expected synergies. As a result of any of the foregoing, we may not realize the expected benefit from any acquisition or investment. If we cannot integrate acquired businesses, products or technologies, our business, financial conditions and results of operations could be materially and adversely affected.

In addition, we may face additional risks related to foreign acquisitions and investments.  Foreign acquisitions and investments involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act (“ACA”). Among other initiatives, the legislation implemented a 2.3% annual excise tax on the sales of certain medical devices in the United States, effective January 2013. This excise tax was suspended for years 2016 through 2019, but will be reinstated as of January 1, 2020, absent further legislative action to repeal – or extend the suspension of – the tax.  As this excise tax is recorded as a selling, general and administrative expense, it would have an adverse effect on our operating expenses and results of operations. In addition, the ACA significantly alters Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products. We anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

Our IOM business exposes us to risks inherent with the sale of services.

Our IOM services and support business exposes us to different risks than our other products and technologies. Through our NuVasive Clinical Services business, including the Biotronic NeuroNetwork business acquired in July 2016 and the SafePassage business acquired in January 2018, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries.  Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the Internet.  Providing this service subjects us to malpractice exposure.  In addition, given the reliance on technology, any disruption to our neuromonitoring equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our information technology systems could adversely impact the performance of our neurophysiologists.

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

As we expand our procedural solutions offerings to include new technologies, including Pulse and LessRay, we expect that sales and leases of capital equipment will become a larger portion of our revenues. We do not have a long history of selling, leasing or servicing capital equipment, and we intend to continue to invest in building resources and expertise in this area.  We may not generate sufficient revenue to offset the expenses associated with this investment. There can be no assurance that our capital equipment strategy will be successful and will not materially adversely affect our financial condition and operating results.

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

We are exposed to the risk that our employee shareowners, consultants, distributors and other commercial partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by employees, sales agents, distributors and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

Risks Related to our Commercial Operations and Plans for Future Growth

If we are unable to maintain and expand our network of direct and independent sales representatives, we may not be able to generate anticipated sales.

In the United States, we sell our products through a combination of independent sales agents and directly-employed sales personnel. Our international sales force is comprised of independent sales agents, directly-employed sales personnel, as well as exclusive and non-exclusive independent third-party distributors. We expect these sales representatives to develop long-lasting relationships with the customers they serve. If our sales representatives fail to adequately promote, market and sell our products, or fail to develop lasting relationships with customers, our sales could significantly decrease or fail to increase. Further, we may terminate sales representatives from time to time, which could subject us to claims and lawsuits. Asserting or defending against these types of claims and lawsuits may result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages.

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

In 2017, we significantly expanded our self-manufacturing capabilities as we increased production at our approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio. As part of our business strategy, we intend to continue to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our own manufacturing facilities and those of our third party suppliers, such as:

•	problems with quality control and assurance;
•	defects in product components that we source from third-party suppliers;
•	delays in obtaining components from third-party suppliers and component supply shortages;
•	failing to predict demand accurately, resulting in a failure to increase production of products to meet demand;
•	potential adverse effects on existing business relationships with current third-party suppliers as we expand our in-house manufacturing capabilities;
•	maintaining control over manufacturing expenses as production expands;
•	difficulties associated with compliance with local, state, federal and foreign regulatory requirements;
•	shortages of qualified personnel or workforce disruptions;
•	the inability to modify production lines to enable the efficient manufacture of new products or to quickly implement changes to current products in response to regulatory requirements; and
•	potential damage to or destruction of our, or our suppliers’ manufacturing equipment or manufacturing facilities.

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

During the year ended December 31, 2018, $205.6 million or approximately 19% of our net revenue was attributable to our international customers. We are seeking to increase our international sales over the foreseeable future. Our international business operations are subject to a variety of risks, including:

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

•	differing complex regulatory requirements for obtaining clearances or approvals to market our products, including the EU Medical Device Regulation (Council Regulations 2017/745);
•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;
•	fluctuations in foreign currency exchange rates;
•	limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	differing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•	differing labor laws and standards;
•	changes in, or uncertainties relating to foreign laws around VAT/GST or permanent establishment that may impact our international indirect and income tax expense and related compliance costs;
•	complex data privacy requirements, including the EU General Data Protection Regulation;
•	economic, political or social instability in foreign countries and regions;
•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
•	potential changes to U.S. trade policy, including new legislation that could restrict international trade, or protectionist or retaliatory measures taken by governments of other countries; and
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

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

Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities, disgorgement and other remedial measures, disruptions of our operations, and significant management distraction. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities. Any reduction in international sales, or our failure to further develop our international markets, could have a material adverse effect on our business, results of operations and financial condition.

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

We have invested, and expect to increase our investment for the foreseeable future, in our expansion into international markets. To execute our anticipated growth in international markets we must:

•	manage the complexities associated with a larger, faster growing and more geographically diverse organization;
•	expand our clinical development resources to manage and execute increasingly global, larger and more complex clinical trials and studies;
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

•	expend time and resources to receive product approvals and clearances to sell and promote products; and
•	incur significant costs to comply with new and complex regulatory requirements such as the EU Medical Device Regulation (Council Regulations 2017/745).

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

Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.

We rely on sophisticated information technology systems and network infrastructure to operate and manage our business. We also maintain personally identifiable information (PII) about our employee shareowners, and given the nature of our business, we have access to protected health information (PHI). Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel, suppliers or customers through the Internet is interrupted or compromised, our business could suffer.

The integrity and protection of our customer, personnel, financial, research and development, and other confidential data is critical to our business, and our customers and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, California recently enacted legislation, the California Consumer Privacy Act, that will, among other things, create new individual privacy rights and impose increased obligations on companies handling PII, when it goes into effect on January 1, 2020.

Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to system malfunction, computer viruses, malware and ransomware, and other cybersecurity threats such as phishing and social engineering attacks. These events could lead to the unauthorized access of our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential information belonging to us, our employee shareowners, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised we could be subject to fines, damages, litigation and enforcement actions, incur financial losses, suffer reputational damage, and lose trade secrets or other confidential information, each of which could significantly harm our business.

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

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. In addition, we generally indemnify our customers and distributors with respect to infringement by our products of the proprietary rights of third parties. If third parties assert infringement claims against our customers or distributors, we may be required to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We are currently, and may in the future be, subject to claims and lawsuits that could cause us to incur significant legal expenses and result in harm to our business.

We are currently party to various commercial, personal injury, and intellectual property litigation and have previously been subject to a purported securities class action lawsuit, shareholder derivative litigation, and intellectual property infringement lawsuits, and we may be subject to additional claims and lawsuits in the future.  In addition, we, as well as certain of our officers and sales representatives, are subject to claims or lawsuits from time to time. Regardless of the outcome, these lawsuits may result in significant legal fees and expenses and could divert management’s time and other resources. If the claims contained in these lawsuits are successfully asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. Litigation may also harm our relationships with existing customers and subject us to negative publicity, each of which could harm our business and financial results.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and also affect patent litigation. The U.S. Patent and Trademark Office developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective in March 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Additionally, the pool of prior art available to inhibit or limit our ability to obtain issued patents on the technology utilized in our products has expanded and the grace period for filing a patent application has been reduced in some ways. It is now possible for a situation to arise in which a competitor is able to obtain patent rights to technology which we invented first. Furthermore, the Leahy-Smith Act has expanded the types of post grant challenges of issued patents and these proceedings may provide our competitors with additional opportunities to challenge the validity of our issued patents.

Additionally, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the Leahy-Smith Act will have on the operation of our business, proceedings before the PTAB have resulted in several of our patents being challenged. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

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

We have had, and continue to have, personal injury claims relating to our products and clinical services and in the future, we may be subject to additional claims, some of which may have a negative impact on our business, results of operations or financial position. Regardless of the merit or eventual outcome, these claims may result in:

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

If the FDA or other governmental authorities in the United States or abroad believes we are not conducting our business in compliance with applicable laws or regulations, such governmental authority can initiate investigations or other regulatory proceedings.  Responding to such investigations and proceedings may cause us to incur substantial costs, and could place a significant strain on our financial resources and divert the attention of management from our core business.  We could be subject to proceedings to detain or seize our products, recall our products, or restrict our operations. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

We currently market our products internationally and intend to continue to expand our operations in select developed and emerging international markets. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing. Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA.

The European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period to May 2020 and will replace the existing directives on medical devices in the European Union. After May 2020, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

The global regulatory environment is becoming increasingly complex and we expect the time and expense of obtaining and maintaining foreign regulatory approvals for our products to increase. We cannot be certain that we will receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all. If we fail to receive or maintain necessary approvals or certifications to commercialize our products in foreign jurisdictions our business, results of operations and financial condition could be adversely affected.

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

Legislative or regulatory reforms in the United States may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to produce, market or distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices or the reimbursement thereof in the United States. In addition, the FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, in 2018 the FDA issued draft guidance and announced steps to modernize the 510(k) clearance pathway that, if finalized and implemented, could impact the ability of medical device manufacturers to obtain or maintain 510(k) clearances for devices. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to manufacture, market or distribute our products or future products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

We are subject to SEC regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals”, and, if so, to perform an extensive inquiry into our supply chain, in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo (“DRC”), or an adjoining country.  Compliance with these regulations has increased our costs, and we expect our costs may increase in the future. We have determined that certain of our products contain such specified minerals. As of the date of our conflict minerals report for the 2017 calendar year, we were unable to determine whether or not such minerals originate from the DRC or an adjoining country. We are continuing to conduct inquiries into our supply chain in connection with the preparation of our conflict minerals report for 2018. Compliance with these requirements has been time-consuming for management and our supply chain personnel (as well as time-consuming for our suppliers), and we expect that compliance will continue to require the expenditure of significant amounts of time and money by us and them.  In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products.  Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business.

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

We have experienced rapid growth since our inception, and have increased our revenue from $38.4 million in 2004, the year of our initial public offering, to $1.1 billion in 2018. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenue or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenue, if any, or implement our growth strategy. In addition, we anticipate significantly expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenue. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.

As of December 31, 2018, we had outstanding $650.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2021 (the “2021 Notes”).  This significant amount of debt has important risks to us and our investors, including:

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

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments will be expensive, and we may need to seek additional financing in the future to meet our capital needs.  As of December 31, 2018, we had $117.8 million in cash and cash equivalents and the ability to draw $500.0 million on our 2017 Facility. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth our principal properties as of December 31, 2018, all of which are leased unless otherwise noted as owned:

Primary Use	Square Footage	Location
Manufacturing facilities (1)	180,000	West Carrollton, OH
Corporate headquarters	169,000	San Diego, CA
Fulfillment and warehouse operations (1)	100,000	Memphis, TN
Office facilities	53,000	Aliso Viejo, CA
Office facilities and warehouse	38,000	Japan
Office facilities and warehouse	22,000	Netherlands
Office facilities	21,000	Columbia, MD
Office facilities and warehouse	16,000	Australia
Office facilities and warehouse	15,000	Germany
Office facilities	10,000	Brazil
Office facilities	7,000	UK

(1) Owned by the Company

Item 3.Legal Proceedings

For a description of our material pending legal proceedings, refer to “Note 10. Contingencies” in the Notes to Consolidated Financial Statements included in this Annual Report.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NUVA.”

We had approximately 74 stockholders of record as of January 31, 2019. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the fourth quarter of 2018, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2018:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	2,232,740	(1)	$35.76	4,844,041	(2)(3)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	2,232,740		$35.76	4,844,041
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

(2)

Consists of shares available for future issuance under the NuVasive 2014 Equity Incentive Plan, the Ellipse Technologies 2015 Incentive Award Plan, and the Amended and Restated 2004 Employee Stock Purchase Plan (ESPP). As of December 31, 2018, an aggregate of 2,707,704 shares of common stock were available for issuance under the NuVasive 2014 Equity Incentive Plan, 1,043,514 shares of common stock were available for issuance under the Ellipse Technologies 2015 Incentive Award Plan, and 1,092,823 shares of common stock were available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.

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

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index over the five-year period ending December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*	$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

Purchases of Equity Securities

In October 2017, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock over a three-year period. Under this program, we are authorized to repurchase our shares in open market purchases, privately negotiated purchases or other transactions through October 2020. As of December 31, 2018, we have not repurchased any shares under this program.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2018 (1)	2017 (2)(3)	2016 (3)(4)	2015	2014
	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$1,101,714	$1,026,685	$962,132	$811,113	$762,415
Gross profit	790,555	758,244	722,027	616,634	580,057
Consolidated net income (loss)	12,479	79,855	35,471	65,290	(17,496)
Net income (loss) attributable to NuVasive, Inc.	12,479	81,598	37,192	66,291	(16,720)
Net income (loss) per share attributable to NuVasive, Inc.:
Basic	$0.24	$1.60	$0.74	$1.36	$(0.36)
Diluted	$0.24	$1.48	$0.69	$1.26	$(0.36)

	December 31,
	2018 (1)	2017 (2)(3)	2016 (3)(4)	2015	2014
	(In thousands, except per share amounts)
Balance Sheet Data:
Working capital	$438,749	$398,668	$335,155	$603,210	$490,972
Total assets	1,707,859	1,640,140	1,573,993	1,289,649	1,343,459
Senior Convertible Notes (net of current portion)	602,526	582,920	564,412	376,542	360,746
Non-current liabilities (excluding convertible notes)	91,348	96,409	64,208	111,288	119,456
Total equity (5)	834,525	799,416	702,194	718,843	648,358
(1)

The selected consolidated financial data set forth for the year ended December 31, 2018 includes the operations and results of our 2018 acquisitions from their respective dates of acquisition. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(2)	The selected consolidated financial data set forth for the year ended December 31, 2017 includes the operations and results of our 2017 acquisitions from their respective dates of acquisition.
(3)

Amounts for 2017 and 2016 have been recasted and presented based on our full retrospective method of adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”). See Note 1 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(4)

The selected consolidated financial data set forth for the year ended December 31, 2016 includes the operations and results of Ellipse Technologies, Inc., BNN Holdings Corp. and our other acquisitions from their respective dates of acquisition.

(5)

The Company elected to early adopt Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting in the second quarter of 2016. As a result, the Company recorded a modified retrospective adjustment of $16.6 million to deferred tax assets and accumulated deficit as of January 1, 2016.

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

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally disruptive surgical products and procedurally integrated solutions for spine surgery. Our currently marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products and services used to aid in the surgical procedure. Our procedurally integrated solutions use innovative, technological advancements and a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, to provide surgical efficiency, operative reliability, and procedural versatility. For the year ended December 31, 2018, we generated global revenues of $1.1 billion, including sales in over 50 countries.

Our principal product offering includes the MAS platform which combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, and Intraoperative Monitoring, or IOM, services and support offered by NuVasive Clinical Services; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally disruptive fashion. To assist with surgical procedures, we offer a platform called Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment.

Our MAS platform and its related offerings are designed to provide a unique and comprehensive solution for the safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves along with intraoperative reconciliation. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our neuromonitoring systems, enables innovative lateral procedures, including a procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We offer a range of implants for spinal surgery, which include our porous titanium and polyetheretherketone, or PEEK, implants under our Advanced Materials Science portfolio, fixation devices such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our PRECICE limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients that have experienced traumatic injury. The PRECICE limb lengthening system is sold by NuVasive Specialized Orthopedics.

We intend to continue development on a wide variety of projects intended to broaden our MAS and other product platforms and advance the applications of our unique technology into procedurally integrated surgical solutions that improve clinical and economic outcomes. In 2019, we expect to commercially launch Pulse, a surgical automation platform which will incorporate neuromonitoring, surgical planning, rod bending, imaging, navigation, and other automation. Pulse is a combined hardware and software platform designed to achieve surgical efficiencies via real-time feedback to aid in clinical decision making and to optimize the procedural workflow in the operating room. We intend to continue to pursue business and technology acquisition targets and strategic relationships.

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

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”) guidance, we recognize revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation(s). Specifically, revenue from the sale of implants and disposables is generally recognized at an amount that reflects the expected consideration upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from neuromonitoring services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, we offer the ability for customers to lease instrumentation primarily on a non-sales type basis. Instrument sales and leasing revenue represent an immaterial amount of our total revenue. Revenue associated with products holding rights of return or trade-in are recognized when we conclude there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Our costs incurred associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

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

In addition, we establish a liability for estimated sales returns and a reserve for price adjustments that are recorded as a reduction to revenue. The liability and reserve are maintained to account for future product returns and price adjustments of products sold in the current period. This reserve is reviewed quarterly and is estimated based on an analysis of our historical experience and expected future trends. Historically, our reserves have been adequate to account for returns and pricing adjustments.

Inventory

Net inventory as of December 31, 2018 consisted of $259.4 million of finished goods, $5.0 million of work in progress, and $8.8 million of raw materials. Net inventory as of December 31, 2017 consisted of $232.3 million of finished goods, $9.8 million of work in progress, and $5.0 million of raw materials. Finished goods include specialized implants and disposables and are stated at the lower of cost or market determined by utilizing a standard cost method, which includes assessment of capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are stated at lower of cost or market. We review the components of our inventory on a periodic basis for excess and obsolescence and adjust inventory to its net realizable value as necessary.

Excess and Obsolete Inventory

We provide an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of disposables and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of products sold. Historically our reserves have been adequate to cover losses.

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

Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because they use unobservable inputs. For those liabilities, fair value is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models that are not observable in the market include financial metric growth rates, volatility rates, projections associated with milestones, the discount rate, and the related probabilities and payment structure in the contingent consideration arrangement.

Valuation of Goodwill and Intangible Assets with Indefinite Lives

Our goodwill represents the excess of the cost over the fair value of net assets acquired from our business combinations. The determination of the value of goodwill and intangible assets arising from business combinations and asset acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including capitalized in-process research and development, or IPR&D. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon commercialization of the relevant research and development project, we will amortize the acquired in-process research and development over its estimated useful life or expense the acquired in-process research and development should the research and development project be unsuccessful with no future alternative use.

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

Our annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with our policy, we completed our most recent annual evaluation for impairment as of October 1, 2018 using the qualitative method and determined that no impairment existed. In addition, no indicators of impairments were noted through December 31, 2018 and consequently, no impairment charge was recorded during the year.

Valuation of Intangible Assets

Our intangible assets are comprised primarily of purchased technology, customer relationships, manufacturing know-how and trade secrets, and trade name and trademarks. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions.

Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 1 to 17 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate revenues or otherwise be used by the Company. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

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

Valuation of Stock-Based Compensation

Stock-based compensation expense for equity-classified awards, principally related to restricted stock units, or RSUs, and performance restricted stock units, or PRSUs, is measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. We have granted awards with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

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

We estimate the fair value of stock options issued under our equity incentive plans and shares issued to shareowners under our employee stock purchase plan, or ESPP, using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options and ESPP offering period which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

Stock-based compensation expense was $25.7 million, $22.4 million, and $26.9 million for 2018, 2017, and 2016, respectively.  Stock-based compensation expense increased $3.3 million in 2018 compared to 2017. Stock-based compensation expense decreased $4.5 million in 2017 compared to 2016. The decreased expense in 2017 was primarily attributed to an increase in award forfeitures, including forfeitures on awards held by certain executives who exited the Company during 2017.

As of December 31, 2018, there was approximately $25.1 million and $14.4 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.9 years and 2.6 years, respectively. In addition, as of December 31, 2018, there was $0.9 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2019. There was no unrecognized amortization expense for stock options as of December 31, 2018.

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

During 2018 we completed our tax accounting in connection with the Tax Cuts and Jobs Act (the “Act”) which was enacted into law on December 22, 2017. In 2018, we recorded approximately $0.3 million of tax expense attributable to 2017 during the Staff Accounting Bulletin 118 measurement period, which would have increased the 2017 effective tax rate by 0.5%. We have elected an accounting policy to treat the tax impact of the global intangible low taxed income provision of the Act as a future period charge rather than a current component of deferred taxes.

Our income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential revisions and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

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

Based on our review, we concluded that it was more likely than not that we would be able to realize the future benefits of our domestic and foreign deferred tax assets, with the exceptions of the state of California, Malta and Brazil. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods. Due to low state apportionment, large net operating losses and the generation of sizeable research credits in California, we concluded that it is not more likely than not that we will be able to utilize our California deferred tax assets. Therefore, we have maintained a full valuation allowance on our California deferred tax assets as of December 31, 2018. Due to a history of losses in Malta and Brazil, and the lack of alternative sources of future taxable income, we have established a full valuation allowance against these entities’ deferred tax assets as of December 31, 2018.

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

Results of Operations

Revenue

	Year Ended December 31,			2017 to 2018		2016 to 2017
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Spinal Hardware	$788,650	$737,534	$683,703	$51,116	7%	$53,831	8%
Surgical Support	313,064	289,151	278,429	23,913	8%	10,722	4%
Total revenue	$1,101,714	$1,026,685	$962,132	$75,029	7%	$64,553	7%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Our growth in revenue in 2019 is expected to come primarily from market share gains in the shift toward less invasive spinal surgery, revenue from new products and services, and international growth.

Our total revenues increased $75.0 million in 2018 compared to 2017 and $64.6 million in 2017 compared to 2016, representing total revenue growth of 7% in both years. To date, foreign currency fluctuations have not materially impacted our overall revenues as a percentage of growth year over year.

Revenue from our spinal hardware product line offerings increased $51.1 million, or 7%, in 2018 compared to 2017. Product volume for our spinal hardware business increased our revenue by approximately 9%, offset by unfavorable pricing impacts of approximately 2% for the year ended December 31, 2018, as compared to 2017. Foreign currency fluctuation from 2017 to 2018 did not have a material impact on spinal hardware revenue.

Revenue from our spinal hardware product line offerings increased $53.8 million, or 8%, in 2017 compared to 2016. Revenue associated with our 2016 acquisitions accounted for approximately 1% of the increase in spinal hardware revenue for the year ended December 31, 2017. Product volume for our spinal hardware business, excluding the impact from our 2016 acquisitions, increased our revenue by approximately 10%, offset by unfavorable changes in price of approximately 3% for the year ended December 31, 2017, as compared to 2016. Foreign currency fluctuation from 2016 to 2017 did not have a material impact on spinal hardware revenue

Revenue from our spinal hardware product line offerings for the year ended December 31, 2016 included a $4.8 million purchase order, which did not recur during the year ended December 31, 2017, from an organization established by certain former stockholders of Ellipse Technologies with their stated purpose to be donated for use in spinal deformity procedures for children in underprivileged communities.

Revenue from our surgical support product line offerings increased $23.9 million, or 8%, in 2018 compared to 2017. Revenue associated with our 2018 acquisitions accounted for approximately 7% of the increase in surgical support revenue for the year ended December 31, 2018, as compared to 2017. Product and service volume for our surgical support business, excluding the impact from our 2018 acquisitions, increased our revenue by approximately 3% for the year ended December 31, 2018, offset by unfavorable pricing impacts of approximately 2% for the year ended December 31, 2018, as compared to 2017. Foreign currency fluctuation from 2017 to 2018 did not have a material impact on surgical support revenue.

Revenue from our surgical support product line offerings increased $10.7 million, or 4%, in 2017 compared to 2016. Revenue associated with our 2016 acquisitions accounted for approximately 10% of the increase in surgical support revenue for the year ended December 31, 2017, as compared to 2016. Product and service volume for our surgical support business, excluding the impact from our 2016 acquisitions, decreased our revenue by approximately 3% for the year ended December 31, 2017, as compared to 2016. We also realized unfavorable changes in price of approximately 3% which includes lower reimbursement rates on our IOM services for the year ended December 31, 2017, as compared to 2016. Foreign currency fluctuation from 2016 to 2017 did not have a material impact on surgical support revenue.

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	Year Ended December 31,			2017 to 2018		2016 to 2017
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Cost of revenue	$311,159	$268,441	$240,105	$42,718	16%	$28,336	12%
% of total revenue	28%	26%	25%

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

Cost of revenue increased $42.7 million, or 16%, during the year ended December 31, 2018, compared to 2017. The cost of revenue associated with the operations of our 2018 acquisitions accounted for approximately 4% of the total increase during the year ended December 31, 2018, compared to 2017. Cost of revenue for our business, excluding our 2018 acquisitions, increased primarily due to growth in volume, additional excess and obsolete inventory reserve, and production related costs, for an overall increase of approximately 12% during the year ended December 31, 2018, compared to 2017.

Cost of revenue increased $28.3 million, or 12%, during the year ended December 31, 2017, compared to 2016. The cost of revenue associated with the operations of our 2016 acquisitions accounted for approximately 9% of the total increase during the year ended December 31, 2017, compared to 2016. Cost of revenue for our business, excluding our 2016 acquisitions, increased primarily due to growth in volume, but also includes unfavorable shifts in inventory costing and product mix, for an overall increase of approximately 11% for the year ended December 31, 2017. These increases were partially offset by royalty obligations for certain product lines and other non-recurring inventory related items, including write-offs and reserves from both manufacturing and obsolescing products, which accounted for approximately a 2% decrease to cost of revenue for the year ended December 31, 2017, compared to 2016. The year ended December 31, 2017 did not include the non-recurring inventory expense associated with the purchase accounting for our acquisition of Ellipse Technologies, which accounted for 6% of total cost of revenue in 2016.

On a long-term basis, we expect cost of revenue, as a percentage of revenue, to decrease moderately due to our manufacturing insourcing efforts.

Operating Expenses

	Year Ended December 31,			2017 to 2018		2016 to 2017
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Sales, marketing, and administrative	$575,836	$539,507	$533,600	$36,329	7%	$5,907	1%
% of total revenue	52%	53%	55%
Research and development	61,695	50,425	47,999	11,270	22%	2,426	5%
% of total revenue	6%	5%	5%
Amortization of intangibles	50,670	48,039	42,001	2,631	5%	6,038	14%
Purchase of in-process research and development	8,913	—	—	8,913	*	—	—
Litigation liability loss (gain)	27,800	4,500	(43,310)	23,300	518%	47,810	110%
Business transition costs	11,473	4,287	18,138	7,186	168%	(13,851)	76%

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

Sales, marketing and administrative expenses increased by $36.3 million, or 7% during the year ended December 31, 2018, compared to 2017. The increase during the year ended December 31, 2018 is primary due to increased shareowner compensation and other expenses resulting from increased headcount as compared to 2017. Other costs that increased as a function of the increase in revenue and international expansion included consulting, travel, equipment and freight. Additionally, during the year ended December 31, 2018, legal expenses increased compared to 2017 due to the ongoing litigation with a former Board member and his current employer related to various matters, including infringement of our intellectual property. Sales, marketing and administrative expenses associated with our 2018 acquisitions, which is included in the results discussed herein, accounted for approximately 1% of the increase in sales, marketing and administrative expenses for the year ended December 31, 2018, compared to 2017.

Sales, marketing and administrative expenses increased by $5.9 million, or 1%, during the year ended December 31, 2017 as compared to 2016 due to increases in shareowner compensation and other expenses resulting from increased headcount, offset by the reversal of stock-based compensation expense previously recognized on unvested equity awards forfeited during the year. Other costs which increased as a function of the increase in revenue and expansion included consulting, facilities, travel and equipment, which were partially offset by decreased distributor commissions due to increased sales mix to our direct sales force in 2017 as compared to 2016 and decreased legal expense in 2017 due to the settlement of the Medtronic litigation in 2016. Sales, marketing and administrative expenses associated with our 2016 acquisitions, which are included in the results discussed herein, accounted for approximately 2% of the increase in sales, marketing and administrative expenses for the year ended December 31, 2017, compared to 2016.

Sales, marketing and administrative expenses as a percentage of revenue decreased during the year ended December 31, 2018 compared to 2017. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing and administrative expenses.

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

Research and development expense increased by $11.3 million, or 22% during the year ended December 31, 2018, compared to the 2017. The increase in spending is primarily due to increased headcount and increased spending for further enhancement and functionality of our current and future product offerings, including Pulse, our surgical automation platform which we expect to commercially launch in 2019.

Research and development expense increased by $2.4 million, or 5%, in 2017 compared to 2016. The increase in spending is primarily due to increased headcount and increased spending for our integrated operative solutions technologies, partially offset by non-recurring research and development expenses associated with our 2016 acquisitions.

Research and development costs as a percentage of revenue increased as compared with the previous year. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase in support of our ongoing development and regulatory approval efforts.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased $2.6 million in 2018 compared to 2017, primarily due to our 2017 and 2018 acquisitions. Amortization expense increased $6.0 million in 2017 compared to 2016, primarily due to our 2016 and 2017 acquisitions. During the year ended December 31, 2018, we acquired $26.2 million in definite-lived intangible assets, and began amortizing the assets over their respective useful lives.

We expect future amortization of our current intangible assets as a percentage of revenue to be relatively consistent, excluding future acquisitions.

Purchase of In-Process Research and Development

During the year ended December 31, 2018, we expensed $8.9 million for a purchased in-process research and development asset which had no future alternative use.

Litigation Liability Loss (Gain)

During the year ended December 31, 2018, we settled our ongoing litigation with Madsen Medical, Inc. for $27.8 million. We paid the settlement amount and no longer have any remaining liability related to this matter as of December 31, 2018. See Note 10 to the Consolidated Financial Statements included in this Annual Report for further discussion.

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

We incurred $11.5 million of such costs during the year ended December 31, 2018, which consisted primarily of business transition activities, but also includes $(1.5) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

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

Interest and Other Expense, Net

	Year Ended December 31,			2017 to 2018		2016 to 2017
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Interest income	$586	$440	$1,091	$146	33%	$(651)	60%
Interest expense	(37,857)	(38,021)	(40,520)	164	0%	2,499	6%
Loss on repurchases of convertible notes	—	—	(19,085)	—	—	19,085	100%
Other income (expense), net	(8,174)	(1,542)	(305)	(6,632)	430%	(1,237)	406%
Total interest and other expense, net	$(45,445)	$(39,123)	$(58,819)	$(6,322)	16%	$19,696	33%
% of total revenue	4%	4%	6%

Total interest and other expense, net for the year ended December 31, 2018 increased $6.3 million, compared to 2017 primarily due to strategic investments, foreign currency impacts, and our pro rata allocation of net income or loss from our equity method investments during the year ended December 31, 2018.

Total interest and other expense, net for the year ended December 31, 2017 decreased $19.7 million, compared to 2016, primarily due to a loss of $19.1 million recognized during the year ended December 31, 2016 related to the repurchase of a portion of the Senior Convertible Notes due 2017. Additionally, we settled the remaining Senior Convertible Notes due 2017 on July 1, 2017 resulting in decreased interest expense in 2017.

Total interest and other expense, net for the years presented also included gains and losses from derivative instruments and foreign currency impacts on settled receivables and payables.

Income Tax (Benefit) Expense

	Year Ended December 31,			2017 to 2018		2016 to 2017
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Income tax (benefit) expense	$(3,756)	$(7,492)	$29,309	$(3,736)	50%	$36,801	126%
Effective income tax rate	43%	10%	45%

The provision for income tax expense as a percentage of pre-tax income from continuing operations reflected a tax benefit of 43% for the year ended December 31, 2018 compared with a tax benefit of 10% on pre-tax income for the year ended December 31, 2017. The tax benefit was higher in 2018 primarily due to permanent tax benefits from research credits, tax planning related deductions and reorganization of its international intellectual property company structure. While the 2017 permanent tax benefits for worthless stock and U.S. tax reform were significantly larger than the permanent tax benefits realized in 2018, the percentage impact of the 2018 tax benefits were larger due to the lower pretax earnings in 2018.

The provision for income tax expense as a percentage of pre-tax income from continuing operations reflected a tax benefit of 10% for the year ended December 31, 2017 compared with a tax expense of 45% for the year ended December 31, 2016. The effective tax rate for 2017 is lower than 2016 primarily due to one-time tax benefits from the worthless stock deduction of one of our wholly-owned U.S. subsidiaries and the revaluation of deferred taxes due to the enactment of U.S. tax reform in 2017. In addition, during 2017, there were lower losses in jurisdictions where we do not receive benefit as well as lower non-deductible acquisition costs, offset by a reduction in share-based compensation windfall tax benefits.

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

We expect our future effective income tax rate to be in-line with the U.S federal and statutory income tax rates due to the large concentration of earnings in the U.S. and foreign statutory tax rates being, on average, comparable to that in the U.S.  We continue to streamline our international operations, including procurement, logistics and customer service functions, in an effort to improve overall operational efficiencies. U.S. tax reform has lessened the tax benefit associated with foreign earnings due to a reduced federal corporate tax rate and the forced U.S. inclusion of certain foreign intangible related earnings. As international tax rules and regulations change, we may be subjected to higher taxes on foreign earnings.

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

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At December 31, 2018, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $39.3 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of December 31, 2018, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $41.7 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

In May 2018, we settled all outstanding matters with Madsen Medical, Inc. for $27.8 million, which was funded by cash on hand and credit available under our revolving senior credit facility. We no longer have any remaining liability related to this matter. See Note 10 to the Consolidated Financial Statements included in this Annual Report for further discussion.

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

In 2018, we drew $100.0 million from our $500.0 million revolving senior credit facility to be used for working capital, general corporate purposes, and strategic investments and acquisitions, including the acquisition of SafePassage, a privately-held provider of IOM services. We do not carry any outstanding amount under the revolving senior credit facility as of December 31, 2018.

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

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. We anticipate the remaining sales-based milestones will become payable at varying times between 2022 and 2023.

Cash and cash equivalents were $117.8 million and $72.8 million at December 31, 2018 and December 31, 2017, respectively. Our existing cash and cash equivalents and available liquidity should be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we have the ability to fund these from our existing revolving senior credit facility if necessary. The increase in liquidity during the year ended December 31, 2018 of $45.0 million was mainly driven by $219.5 million cash inflow from operations, which includes the $27.8 million settlement payment in the Madsen litigation, offset by $101.9 million in cash used for purchases of property and equipment, $62.9 million in cash used for business combinations, strategic investments and intangible assets, and $19.8 million in cash used for payments of contingent consideration. At December 31, 2018, we have cash totaling $2.4 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows:

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Cash provided by operating activities	$219,183	$176,969	$158,085	$42,214	24%	$18,884	12%
Cash used in investing activities	(161,285)	(174,861)	(304,885)	13,576	8%	130,024	43%
Cash (used in) provided by financing activities	(14,578)	(87,028)	110,823	72,450	83%	(197,851)	179%
Effect of exchange rate changes on cash	(1,283)	2,070	(929)	(3,353)	162%	2,999	323%
Increase (decrease) in cash, cash equivalents and restricted cash	$42,037	$(82,850)	$(36,906)	$124,887	151%	$(45,944)	124%

Cash provided by operating activities

Cash provided by operating activities was $219.2 million for the year ended December 31, 2018, compared to $177.0 million for the same period in 2017. The $42.2 million increase in cash provided by operating activities was primarily due to increased operational cash flows in 2018 related to timing of cash receipts and disbursements, offset by $27.8 million in cash paid for the settlement of the Madsen litigation matter in 2018.

Cash provided by operating activities was $177.0 million for the year ended December 31, 2017, compared to $158.1 million for the same period in 2016. The $18.9 million increase in cash provided by operating activities was primarily due to $45.0 million in cash paid for the settlement of the Medtronic litigation matter in 2016, offset with increased operational cash flows in 2016 related to timing of spending and cash receipts. Additionally, we paid $30.0 million in 2017 for contingent consideration related to the acquisition of Ellipse Technologies, of which $11.2 million related to increased fair value adjustments and thus decreased cash flows from operating activities, with the remaining $18.8 million representing the initial purchase price allocation classified in financing activities.

Cash used in investing activities

Cash used in investing activities was $161.3 million in 2018, compared to $174.9 million used in 2017. The $13.6 million decrease in cash used in investing activities was primarily due to an $8.3 million decrease in cash used for purchases of property and equipment and a decrease of $1.7 million in cash used for business combinations, strategic investments and intangible assets in 2018 as compared to 2017.

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

For 2019, we expect capital expenditures to support expansions of our business globally to be in the range of $110.0 million to $120.0 million which is expected to be sourced by the cash generated from operations and the revolving senior credit facility, as described below in the section “Revolving Senior Credit Facility”.

Cash (used in) provided by financing activities

Cash used in financing activities was $14.6 million in 2018, compared to $87.0 million cash used in 2017. The $72.4 million decrease in cash used in financing activities was primarily due to the $63.3 million settlement of the remaining principal on the Senior Convertible Notes due July 2017 during the third quarter of 2017, offset by decreased treasury stock purchases of $8.9 million in 2018 as compared to the same period in 2017.

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

During 2019, we estimate at least $20.0 million of such cash tax payments will be made, however the actual remittance can vary significantly depending on our share price at the date of RSU or PRSU release or option exercises or actual volume of such activities. We anticipate using cash generated from operating activities and the credit facility to fund all such payments.

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

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. We did not carry any outstanding revolving loans under the 2017 Facility as of December 31, 2018 and 2017.

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

The following table summarizes our contractual obligations and commitments as of December 31, 2018:

		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Convertible Notes (1)	$686,563	$14,625	$671,938	$—	$—
Operating leases	175,488	13,750	23,961	21,093	116,684
Capital leases	1,314	534	751	29	—
Other long-term liabilities	43,647	8,610	13,100	11,937	10,000
Total	$907,012	$37,519	$709,750	$33,059	$126,684
(1)

Convertible Notes includes the expected coupon interest payments on the outstanding debt. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the convertible notes.

Total contractual obligations and commitments listed in the table above excludes the following liabilities:

•

Potential contingent consideration payments pursuant to certain merger, purchase, and product development agreements, other than achieved milestones. See Notes 3 and 6 to the Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations and product development agreements, respectively.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet activities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Risk

Our exposure to interest rate risk at December 31, 2018 is related to our investment portfolio which consists largely of cash equivalents in the form of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2018, we do not hold any material asset-backed investment securities and in 2018, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2018, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2018, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

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

Foreign Currency Exchange Risk

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the pound sterling the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations in Puerto Rico, Brazil, Argentina and Venezuela that have financial instability or currency controls. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the Consolidated Statement of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $26.8 million as of December 31, 2018, which was settled in January 2019. During the year ended December 31, 2018, a gain of $0.5 million was recognized in other income (expense) due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was $(0.3) million on our Consolidated Balance Sheet as of December 31, 2018. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.  The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2018. Based on such evaluation, our management has concluded as of December 31, 2018, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted the new framework during 2014. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on Internal Control over Financial Reporting

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NuVasive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 20, 2019

Item 9B.Other Information

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its 2019 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

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
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: Schedule II — Valuation Accounts

All other financial statement schedules have been omitted because they are not applicable, not required or the information required by such schedules is shown in the financial statements or the notes thereto.

(3)	Exhibits

See Item 15, subsection (b) below.

(b) The following exhibits are filed as part of this report:

Exhibit Number	Description
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

4.4	Form of 2.25% Convertible Senior Note due 2021 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)
10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)
10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
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

10.7#	2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)
10.8#	Amendment No. 1 to 2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc.
10.9#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
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

10.13#

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

10.16#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

Exhibit Number	Description
10.17#

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

10.19#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2018)

10.20#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2018)

10.21#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2018)

10.22#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.23#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)
10.24#

Form of Indemnification Agreement between the Company and its directors and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.25#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on July, 27, 2017)
10.26#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.27#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.28#	Employment Letter dated October 16, 2018 between the Company and J. Christopher Barry (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)
10.29#	Letter Agreement dated May 22, 2015 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)
10.30#	Amendment to Employment Letter effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)
10.31#

General Consulting and Services Agreement effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)

10.32#	Assignment and Novation Agreement effective November 12, 2018 by and among Gregory T. Lucier, River Road Capital Partners, LLC and the Company
10.33#

Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)

10.34#	Employment Letter dated October 17, 2018 between the Company and Matthew Link (incorporated by reference to our Current Report on Form 8-K Filed with the SEC on October 19, 2018)
10.35#	Notice of Grant of Performance Cash Award and Award Agreement granted to Matthew Link on December 3, 2018

Exhibit Number	Description
10.36#

Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

10.37#

Notice of Grant of “Inducement” Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

10.38#

Separation Agreement and General Release dated December 29, 2018 between the Company and Pete Leddy (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 3, 2019)

10.39#

General Consulting and Services Agreement dated December 29, 2018 between the Company and Pete Leddy (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 3, 2019)

10.40#

Amendment No. 1 to Propriety Information, Inventions Assignment and Restrictive Covenant Agreement dated December 29, 2018 between the Company and Pete Leddy (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 3, 2019)

10.41#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
10.42

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 29, 2017)

10.43

Amended and Restated Credit Agreement, dated April 25, 2017, by and among the Company, as the Borrower, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders party thereto (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.44

Amended and Restated Security and Pledge Agreement, dated April 25, 2017, by and among the Company and certain material subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the SEC on April 25, 2017)

10.45

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

10.51

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.52

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

Exhibit Number	Description
10.53†

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

NUVASIVE, INC.
Date: February 20, 2019
By: /s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Christopher Barry and Rajesh J. Asarpota, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Christopher Barry	Chief Executive Officer	February 20, 2019
J. Christopher Barry	(Principal Executive Officer)

/s/ Rajesh J. Asarpota	Executive Vice President and Chief Financial Officer	February 20, 2019
Rajesh J. Asarpota	(Principal Financial Officer and Principal Accounting Officer)

/s/ Vickie L. Capps	Director	February 20, 2019
Vickie L. Capps

/s/ John A. DeFord	Director	February 20, 2019
John A. DeFord

/s/ Robert F. Friel	Director	February 20, 2019
Robert F. Friel

/s/ R. Scott Huennekens	Director	February 20, 2019
R. Scott Huennekens

/s/ Gregory T. Lucier	Director	February 20, 2019
Gregory T. Lucier

/s/ Leslie V. Norwalk, Esq.	Director	February 20, 2019
Leslie V. Norwalk, Esq.

/s/ Michael D. O'Halleran	Director	February 20, 2019
Michael D. O'Halleran

/s/ Donald J. Rosenberg	Director	February 20, 2019
Donald J. Rosenberg

/s/ Daniel J. Wolterman	Director	February 20, 2019
Daniel J. Wolterman

NUVASIVE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2018.

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

San Diego, California

February 20, 2019

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and shares)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$117,840	$72,803
Restricted cash and investments	—	3,901
Accounts receivable, net of allowances of $16,171 and $13,026, respectively	196,487	200,220
Inventory, net	273,244	247,138
Prepaid income taxes	16,905	17,209
Prepaid expenses and other current assets	13,733	18,792
Total current assets	618,209	560,063
Property and equipment, net	238,841	215,326
Intangible assets, net	252,048	280,774
Goodwill	561,366	536,926
Deferred tax assets	5,263	6,440
Restricted cash and investments	2,395	1,494
Other assets	29,737	39,117
Total assets	$1,707,859	$1,640,140
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$105,877	$75,767
Contingent consideration liabilities	7,560	18,952
Accrued payroll and related expenses	59,960	55,618
Litigation liabilities	1,415	8,150
Income tax liabilities	4,648	2,908
Total current liabilities	179,460	161,395
Long-term senior convertible notes	602,526	582,920
Deferred and income tax liabilities, non-current	4,964	18,870
Other long-term liabilities	86,384	77,539
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2018 and December 31, 2017, 56,648,077 and 56,164,060 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	61	60
Additional paid-in capital	1,397,829	1,363,549
Accumulated other comprehensive loss	(8,628)	(6,933)
Retained earnings	17,241	4,762
Treasury stock at cost; 5,116,496 shares and 5,001,886 shares at December 31, 2018 and December 31, 2017, respectively	(571,978)	(565,867)
Total NuVasive, Inc. stockholders’ equity	834,525	795,571
Non-controlling interests	—	3,845
Total equity	834,525	799,416
Total liabilities and equity	$1,707,859	$1,640,140

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue
Product revenue	$986,458	$938,981	$893,544
Service revenue	115,256	87,704	68,588
Total revenue	1,101,714	1,026,685	962,132
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	234,509	207,307	195,605
Cost of services	76,650	61,134	44,500
Total cost of revenue	311,159	268,441	240,105
Gross profit	790,555	758,244	722,027
Operating expenses:
Sales, marketing and administrative	575,836	539,507	533,600
Research and development	61,695	50,425	47,999
Amortization of intangible assets	50,670	48,039	42,001
Purchase of in-process research and development	8,913	—	—
Litigation liability loss (gain)	27,800	4,500	(43,310)
Business transition costs	11,473	4,287	18,138
Total operating expenses	736,387	646,758	598,428
Interest and other expense, net:
Interest income	586	440	1,091
Interest expense	(37,857)	(38,021)	(40,520)
Loss on repurchases of convertible notes	—	—	(19,085)
Other income (expense), net	(8,174)	(1,542)	(305)
Total interest and other expense, net	(45,445)	(39,123)	(58,819)
Income before income taxes	8,723	72,363	64,780
Income tax benefit (expense)	3,756	7,492	(29,309)
Consolidated net income	$12,479	$79,855	$35,471
Add back net loss attributable to non-controlling interests	$—	$(1,743)	$(1,721)
Net income attributable to NuVasive, Inc.	$12,479	$81,598	$37,192

Net income per share attributable to NuVasive, Inc.:
Basic	$0.24	$1.60	$0.74
Diluted	$0.24	$1.48	$0.69
Weighted average shares outstanding:
Basic	51,382	50,874	50,077
Diluted	52,355	55,193	54,102

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Consolidated net income	$12,479	$79,855	$35,471
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	—	(1)	330
Translation adjustments, net of tax	(1,695)	3,699	1,151
Other comprehensive (loss) income:	(1,695)	3,698	1,481
Total consolidated comprehensive income	10,784	83,553	36,952
Net loss attributable to non-controlling interests	—	1,743	1,721
Comprehensive income attributable to NuVasive, Inc.	$10,784	$85,296	$38,673

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Loss	Accumulated Deficit	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2015	52,616	53	989,387	(12,112)	(104,006)	(3,316)	(161,788)	711,534	7,309	718,843
Adjustment for full retrospective adoption of accounting standard	—	—	—	—	1,625	—	—	1,625	—	1,625
Issuance of common stock under employee and director stock option and purchase plans	2,480	2	60,720	—	—	(1,443)	(76,079)	(15,357)	—	(15,357)
Stock-based compensation expense	—	—	24,981	—	—	—	—	24,981	—	24,981
Tax benefits related to convertible note repurchase	—	—	13,374	—	—	—	—	13,374	—	13,374
Issuance of common stock in connection with royalty milestone achievement	88	—	5,761	—	—	—	—	5,761	—	5,761
Issuance of common stock through conversion of notes payable	1	—	—	—	—	—	—	—	—	—
Sale of warrants	—	—	44,850	—	—	—	—	44,850	—	44,850
Convertible note hedge	—	—	(111,150)	—	—	—	—	(111,150)	—	(111,150)
Equity component of convertible note issuance	—	—	84,784	—	—	—	—	84,784	—	84,784
Equity component of convertible note repurchase	—	—	(100,524)	—	—	—	—	(100,524)	—	(100,524)
Debt issuance costs attributable to convertible feature	—	—	(1,931)	—	—	—	—	(1,931)	—	(1,931)
Securities registration fees	—	—	(14)	—	—	—	—	(14)	—	(14)
Net income attributable to NuVasive, Inc.	—	—	—	—	37,192	—	—	37,192	—	37,192
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,721)	(1,721)
Other comprehensive income	—	—	—	1,481	—	—	—	1,481	—	1,481
Balance at December 31, 2016	55,185	$55	$1,010,238	$(10,631)	$(65,189)	(4,759)	$(237,867)	$696,606	$5,588	$702,194

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	(Accumulated Deficit)	Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2016	55,185	$55	$1,010,238	$(10,631)	$(65,189)	(4,759)	$(237,867)	$696,606	$5,588	$702,194
Adjustment for modified retrospective adoption of accounting standard	—	—	—	—	(11,647)	—	—	(11,647)	—	(11,647)
Issuance of common stock under employee and director stock option and purchase plans	743	1	15,569	—	—	(243)	(17,447)	(1,877)	—	(1,877)
Stock-based compensation expense	—	—	22,062	—	—	—	—	22,062	—	22,062
Issuance of common stock in connection with royalty milestone achievement	90	—	5,131	—	—	—	—	5,131	—	5,131
Settlement of warrants	3,657	3	(3)	—	—	—	—	—	—	—
Settlement of convertible note hedge	(4,161)	—	310,553	—	—	—	(310,553)	—	—	—
Equity component of convertible note settlement	650	1	(1)	—	—	—	—	—	—	—
Net income attributable to NuVasive, Inc.	—	—	—	—	81,598	—	—	81,598	—	81,598
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(1,743)	(1,743)
Other comprehensive income	—	—	—	3,698	—	—	—	3,698	—	3,698
Balance at December 31, 2017	56,164	$60	$1,363,549	$(6,933)	$4,762	(5,002)	$(565,867)	$795,571	$3,845	$799,416

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2017	56,164	$60	$1,363,549	$(6,933)	$4,762	(5,002)	$(565,867)	$795,571	$3,845	$799,416
Issuance of common stock under employee and director stock option and purchase plans	466	1	11,309	—	—	(114)	(6,111)	5,199	—	5,199
Stock-based compensation expense	—	—	27,353	—	—	—	—	27,353	—	27,353
Issuance of common stock in connection with royalty milestone achievement	18	—	4,719	—	—	—	—	4,719	—	4,719
Net income	—	—	—	—	12,479	—	—	12,479	—	12,479
Consideration paid in excess of non-controlling interests	—	—	(9,101)	—	—	—	—	(9,101)	—	(9,101)
Non-controlling interests	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Other comprehensive loss	—	—	—	(1,695)	—	—	—	(1,695)	—	(1,695)
Balance at December 31, 2018	56,648	$61	$1,397,829	$(8,628)	$17,241	(5,116)	$(571,978)	$834,525	$—	$834,525

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Consolidated net income	$12,479	$79,855	$35,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,765	121,176	102,713
Purchase of in-process research and development	8,913	—	—
Deferred income taxes	(11,396)	(12,838)	26,292
Loss on repurchases of convertible notes	—	—	19,085
Amortization of non-cash interest	20,123	20,538	22,721
Stock-based compensation	25,673	22,391	26,924
Net loss on strategic investments	4,421	—	—
Reserves on current assets	14,834	5,622	11,452
Other non-cash adjustments	23,703	16,561	16,928
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,562	(26,610)	(33,421)
Inventory	(38,646)	(35,867)	(22,624)
Prepaid expenses and other current assets	(1,280)	(12,681)	(3,875)
Accounts payable and accrued liabilities	20,518	(5,558)	12,376
Contingent consideration liabilities	(300)	(11,200)	—
Accrued payroll and related expenses	2,595	3,975	8,841
Litigation liability	1,165	8,150	(88,450)
Income taxes	2,054	3,455	23,652
Net cash provided by operating activities	219,183	176,969	158,085
Investing activities:
Acquisition of Ellipse Technologies, net of cash acquired	—	—	(380,080)
Other acquisitions and investments	(55,266)	(62,370)	(108,591)
Proceeds from other investments	3,584	—	—
Purchases of intangible assets	(7,682)	(2,270)	(5,918)
Purchases of property and equipment	(101,921)	(110,221)	(88,372)
Purchases of marketable securities	—	—	(128,956)
Proceeds from sales of marketable securities	—	—	407,032
Net cash used in investing activities	(161,285)	(174,861)	(304,885)
Financing activities:
Proceeds from the issuance of common stock	8,127	9,991	9,492
Payment of contingent consideration	(19,450)	(19,400)	(422)
Purchase of treasury stock	(2,928)	(11,860)	(24,734)
Proceeds from issuance of convertible debt, net of issuance costs	—	—	634,140
Proceeds from sale of warrants	—	—	44,850
Purchase of convertible note hedge	—	—	(111,150)
Repurchases of convertible notes	—	(63,317)	(439,519)
Proceeds from revolving line of credit	100,000	60,000	50,000
Repayments on revolving line of credit	(100,000)	(60,000)	(50,000)
Other financing activities	(327)	(2,442)	(1,834)
Net cash (used in) provided by financing activities	(14,578)	(87,028)	110,823
Effect of exchange rate changes on cash	(1,283)	2,070	(929)
Increase (decrease) in cash, cash equivalents and restricted cash	42,037	(82,850)	(36,906)
Cash, cash equivalents and restricted cash at beginning of period	78,198	161,048	197,954
Cash, cash equivalents and restricted cash at end of period	$120,235	$78,198	$161,048
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with royalty milestone achievement	$4,719	$5,131	$5,761
Supplemental cash flow information:
Interest paid	$17,182	$15,897	$13,249
Income taxes paid (refunded)	$5,510	$1,459	$(20,499)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$117,840	$72,803	$153,643
Restricted cash, current	—	3,901	—
Restricted cash, non-current	2,395	1,494	7,405
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$120,235	$78,198	$161,048

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company’s principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes the Company’s proprietary software-driven nerve detection and avoidance systems and Intraoperative Monitoring (“IOM”) services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. To assist with surgical procedures, the Company offers a technology platform called Integrated Global Alignment (“iGA”); in which products and computer assisted technology under the MAS platform help achieve more precise spinal alignment. The individual components of the MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally-integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

The Company’s procedurally integrated solutions use innovative, technological advancements and the MAS platform to provide surgical efficiency, operative reliability, and procedural versatility. The Company offers a range of implants for spinal surgery, which include its porous titanium and polyetheretherketone (“PEEK”) implants under its Advanced Materials Science portfolio, fixation devices such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. The Company makes available MAS instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using the Company’s implants and fixation devices. The Company sells MAS instrument sets, MaXcess and neuromonitoring systems to hospitals, however, such sales are immaterial to the Company’s results of operations.

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

The Company continues to develop a wide variety of projects which broaden its MAS and other product platforms and advance the applications of its unique technology into procedurally integrated surgical solutions that improve clinical and economic outcomes, including Pulse, a surgical automation platform which incorporates neuromonitoring, surgical planning, rod bending, imaging, navigation, and other automation. Pulse is a combined hardware and software platform designed to achieve surgical efficiencies via real-time feedback to aid in clinical decision making and to optimize the procedural workflow in the operating room. The Company continues to pursue business and technology acquisition targets and strategic relationships.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases, which introduced ASC 842 – Leases (“ASU 2016-02”), a new comprehensive lease accounting model that supersedes the current lease guidance under ASC 840 – Leases. The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company will adopt ASU 2016-02 on January 1, 2019, and will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company will elect the package of practical expedients permitted under the transition guidance, with the exception of the hindsight practical expedient. As a result of the adoption, the Company will record right-of-use assets and liabilities of approximately $62.0 million and $75.0 million, respectively, and their corresponding deferred tax assets and liabilities, on its Consolidated Balance Sheet as of January 1, 2019, primarily associated with its operating leases.

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

The Company recognizes revenue from spinal surgery hardware and ancillary products at a point in time in two types of transactions: (i) procedural based transactions with products used during surgery defined as “charge sheet orders”, and (ii) shipping transactions which represent the stocking of product or the purchase of instrumentation to support future surgeries defined as “stocking and capital orders.” The Company also recognizes revenue at a point in time associated with surgical-related servicing procedures, including neuromonitoring services which are defined as “surgical-related services.” Other sources of revenue, such as leasing revenue and royalties, are immaterial to the Consolidated Financial Statements.

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

For stocking and capital orders, under ASC 605, delivery was deemed to have occurred when the title, including all risks and rewards of ownership of the products specified in the sales agreement had passed to the buyer. Accordingly, title, including all risks and rewards of ownership, passed based on the shipping terms. Under ASC 606, the Company’s stocking and capital order performance obligation is considered to be satisfied when the buyer assumes control of the asset, either upon shipment or delivery depending on the terms, and ability to direct the use of the asset as appropriate without the Company’s consent.

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

As a result of the full retrospective method of adoption of ASC 606, the Company recorded a $1.6 million adjustment to January 1, 2016 accumulated deficit. The cumulative effect of the change on retained earnings as of December 31, 2017 for the full retrospective method of adoption of ASC 606 was $0.3 million. The following tables summarize in a condensed presentation the impact of the adoption of ASC 606 on the Company’s previously reported Consolidated Balance Sheet as of December 31, 2017, the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017 and 2016, and the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016.

NUVASIVE, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)

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

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

Year ended December 31, 2017	As reported	Adjustments		As adjusted
Revenue
Product revenue	$941,816	$(2,835)	[a]	$938,981
Service revenue	87,704	—		87,704
Total revenue	1,029,520	(2,835)		1,026,685
Cost of revenue (excluding amortization of intangible assets)
Cost of products sold	207,874	(567)	[b]	207,307
Cost of services	61,134	—		61,134
Total cost of revenue	269,008	(567)		268,441
Gross profit	760,512	(2,268)		758,244
Operating expenses:
Sales, marketing and administrative	539,913	(406)	[c]	539,507
Other operating expenses	107,251	—		107,251
Total operating expenses	647,164	(406)		646,758
Total interest and other expense, net	(39,123)	—		(39,123)
Income tax benefit	7,038	454	[d]	7,492
Consolidated net income	$81,263	$(1,408)	[e]	$79,855
Add back net loss attributable to non-controlling interests	$(1,743)	$—		$(1,743)
Net income attributable to NuVasive, Inc.	$83,006	$(1,408)	[e]	$81,598
Net income per share attributable to NuVasive, Inc.:
Basic	$1.63	$(0.03)	[f]	$1.60
Diluted	$1.50	$(0.02)	[f]	$1.48
Comprehensive income attributable to NuVasive, Inc.	$86,704	$(1,408)	[e]	$85,296

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

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands)

Year ended December 31, 2016	As reported	Adjustments		As adjusted
Revenue
Product revenue	$893,484	$60	[a]	$893,544
Service revenue	68,588	—		68,588
Total revenue	962,072	60		962,132
Cost of revenue (excluding amortization of intangible assets)
Cost of products sold	195,593	12	[b]	195,605
Cost of services	44,500	—		44,500
Total cost of revenue	240,093	12		240,105
Gross profit	721,979	48		722,027
Operating expenses:
Sales, marketing and administrative	533,624	(24)	[c]	533,600
Other operating expenses	64,828	—		64,828
Total operating expenses	598,452	(24)		598,428
Total interest and other expense, net	(58,819)	—		(58,819)
Income tax expense	(29,282)	(27)	[d]	(29,309)
Consolidated net income	$35,426	$45	[e]	$35,471
Add back net loss attributable to non-controlling interests	$(1,721)	$—		$(1,721)
Net income attributable to NuVasive, Inc.	$37,147	$45	[e]	$37,192
Net income per share attributable to NuVasive, Inc.:
Basic	$0.74	$0.00	[f]	$0.74
Diluted	$0.69	$0.00	[f]	$0.69
Comprehensive income attributable to NuVasive, Inc.	$38,628	$45	[e]	$38,673

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

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

Year ended December 31, 2017	As reported		Adjustments		As adjusted
Consolidated net income	$81,263		$(1,408)	[a]	$79,855
Adjustments to reconcile net income to net cash provided by operating activities:
Reserves on current assets	5,718		(96)	[b]	5,622
Deferred income tax benefit	(12,384)		(454)	[c]	(12,838)
Other adjustments to reconcile net income	180,666		—		180,666
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,389)		2,779	[d]	(26,610)
Inventory	(35,300)		(567)	[e]	(35,867)
Prepaid expenses and other current assets	(12,681)	[f]	—		(12,681)
Accounts payable and accrued liabilities	(16,617)		(141)	[g]	(16,758)
Litigation liability	8,150		—		8,150
Accrued payroll and related expenses	4,088		(113)	[g]	3,975
Income taxes	3,455		—		3,455
Net cash provided by operating activities	176,969		—		176,969
Net cash used in investing activities	(174,861)		—		(174,861)
Net cash used in financing activities	(87,028)		—		(87,028)
Effect of exchange rate changes on cash	2,070		—		2,070
Decrease in cash, cash equivalents and restricted cash	$(82,850)		$—		$(82,850)

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
[f] Recasted for adoption of ASU 2016-18 to exclude the impact of transfers to/from restricted cash balances.
[g] Represents net change in accrued sales commissions for charge sheet orders recognized under ASC 606.

NUVASIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

Year ended December 31, 2016	As reported		Adjustments		As adjusted
Consolidated net income	$35,426		$45	[a]	$35,471
Adjustments to reconcile net income to net cash provided by operating activities:
Reserves on current assets	11,408		44	[b]	11,452
Deferred income tax expense	26,265		27	[c]	26,292
Other adjustments to reconcile net income	188,371		—		188,371
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(33,250)		(171)	[d]	(33,421)
Inventory	(22,636)		12	[e]	(22,624)
Prepaid expenses and other current assets	(3,875)	[f]	—		(3,875)
Accounts payable and accrued liabilities	12,325		51	[g]	12,376
Litigation liability	(88,450)		—		(88,450)
Accrued payroll and related expenses	8,849		(8)	[g]	8,841
Income taxes	23,652		—		23,652
Net cash provided by operating activities	158,085		—		158,085
Net cash used in investing activities	(304,885)		—		(304,885)
Net cash provided by financing activities	110,823		—		110,823
Effect of exchange rate changes on cash	(929)		—		(929)
Decrease in cash, cash equivalents and restricted cash	$(36,906)		$—		$(36,906)

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
[f] Recasted for adoption of ASU 2016-18 to exclude the impact of transfers to/from restricted cash balances.
[g] Represents net change in accrued sales commissions for charge sheet orders recognized under ASC 606.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. Additionally, ASU 2016-01 changes the disclosure requirements for financial instruments. ASU 2016-01 provides a practicability exception for investments that do not have readily determinable fair values, which allows investments to be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company adopted ASU 2016-01 as of January 1, 2018 and elected to apply the practicability exception for measuring equity investments that do not have readily determinable fair market. The adoption did not have any significant impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be made prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption did not have any significant impact on the Company’s Consolidated Financial Statements.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (“ASU 2016-18”), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update will be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 as of January 1, 2018 and adjusted the presentation of its Statement of Cash Flows for the periods presented. The adoption did not have any significant impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. The Company adopted ASU 2017-01 as of January 1, 2018. The adoption did not have any significant impact on the Company’s Consolidated Financial Statements.

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of asset derecognition and adds guidance for partial sales and nonfinancial assets. An entity is required to apply the amendments in this update at the same time that it applies the amendments in ASU 2014-09. The Company adopted ASU 2017-05 as of January 1, 2018. The adoption did not have any significant impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”), which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities will apply the modification accounting guidance if the value, vesting conditions, or classification of the award changes. The Company adopted ASU 2017-09 as of January 1, 2018. The adoption did not have any significant impact on the Company’s Consolidated Financial Statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “Act”). To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the condensed financial statements. If a company cannot determine a provisional estimate to be included in the Consolidated Financial Statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Act. See Note 9 to the Consolidated Financial Statements included in this Annual Report for further discussion on the impact of the Act.

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

In addition, the Company establishes a liability for estimated sales returns and a reserve for price adjustments that are recorded as a reduction to revenue. The liability and reserve are maintained to account for the future product returns and price adjustments of products sold in the current period.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. The Company has a diverse customer base and no single customer represented greater than ten percent of sales or accounts receivable for any of the periods presented.

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

Inventory

Net inventory as of December 31, 2018 consisted of $259.4 million of finished goods, $5.0 million of work in progress and $8.8 million of raw materials. Net inventory as of December 31, 2017 consisted of $232.3 million of finished goods, $9.8 million of work in progress and $5.0 million of raw materials. Finished goods include specialized implants and disposables and are stated at the lower of cost or market determined by utilizing a standard cost method, which includes assessment of capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to lower of cost or market. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Excess and Obsolete Inventory

The Company provides an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s inventory, which consists primarily of disposables and specialized implants, is at risk of obsolescence following the introduction and development of new or enhanced products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of products sold. Historically, the Company’s reserves have been adequate to cover losses.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its most recent annual evaluation for impairment as of October 1, 2018 using the qualitative assessment and determined that no impairment existed. In addition, no indicators of impairments were noted through December 31, 2018 and consequently, no impairment charge has been recorded during the year.

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

The Company evaluates its intangible assets with finite lives for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, the Company makes an assessment of the recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable, based on the estimated undiscounted future cash flows of the technology over the remaining amortization period, the Company reduces the net carrying value of the related intangible asset to fair value and may adjust the remaining amortization period.

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

During 2018 the Company completed its tax accounting in connection with the Act which was enacted into law on December 22, 2017. In 2018, the Company recorded approximately $0.3 million of tax expense attributable to 2017 during the SAB 118 measurement period, which would have increased the 2017 effective tax rate by 0.5%. The Company has elected an accounting policy to treat the tax impact of the global intangible low taxed income provision of the Act as a future period charge rather than a current component of deferred taxes.

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

Based on the Company’s review, it concluded that it was more likely than not that the Company would be able to realize the future benefits of its domestic and foreign deferred tax assets, with the exceptions of the state of California, Malta and Brazil. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets within the statutory carryover periods. Due to low state apportionment, large net operating losses and the generation of sizeable research credits in California, the Company concluded that it is not more likely than not that it will be able to utilize its California deferred tax assets. Therefore, the Company has maintained a full valuation allowance on its California deferred tax assets as of December 31, 2018. Due to a history of losses in Malta and Brazil, and the lack of alternative sources of future taxable income, the Company has established a full valuation allowance against these entities’ deferred tax assets as of December 31, 2018.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $8.6 million, $6.9 million, and $10.6 million at December 31, 2018, 2017, and 2016, respectively.

Research and Development

Research and development costs are expensed as incurred. To the extent the Company purchases research and development assets with a future alternative use the Company will capitalize and amortize the assets over its useful life.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $25.4 million, $24.0 million, and $24.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. The majority of the Company’s shipping costs are related to providing instrument sets for surgical procedures, which are not typically sold as part of the Company’s core sales offering. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

The Company incurred $11.5 million of such costs during the year ended December 31, 2018, which consisted primarily of business transition activities, offset by $(1.5) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

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

Stock-based Compensation

Stock-based compensation expense for equity-classified awards, principally related to restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), is measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. The Company has granted awards with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service to the Company.

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

The Company estimates the fair value of stock options issued under its equity incentive plans and shares issued to shareowners under its employee stock purchase plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP offering period which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator:
Net income attributable to NuVasive, Inc.	$12,479	$81,598	$37,192
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	51,382	50,874	50,077
Dilutive potential common stock outstanding:
Stock options and ESPP	36	141	314
RSUs	760	1,083	1,273
Warrants	—	1,494	1,297
Senior Convertible Notes	177	1,601	1,141
Weighted average common shares outstanding for diluted	52,355	55,193	54,102
Basic net income per share attributable to NuVasive, Inc.	$0.24	$1.60	$0.74
Diluted net income per share attributable to NuVasive, Inc.	$0.24	$1.48	$0.69

The following weighted outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Stock options, ESPP, and RSUs	162	147	912
Warrants	10,865	10,865	13,253
Senior Convertible Notes	5,433	2,716	7,550
Total	16,460	13,728	21,715

2.    Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consisted of the following:

		December 31,
(in thousands, except years)	Useful Life	2018	2017
Instrument sets	4	$326,831	$287,435
Machinery and equipment	5 to 7	58,585	49,142
Computer equipment and software	3 to 7	127,539	102,729
Leasehold improvements	2 to 15	32,973	23,532
Furniture and fixtures	3 to 7	8,961	8,311
Building and improvements	10 to 20	20,216	20,146
Land	—	1,277	1,277
		576,382	492,572
Less: accumulated depreciation and amortization		(337,541)	(277,246)
		$238,841	$215,326

Property and equipment mainly consisted of instrument sets, which are made available to surgeons and hospitals that purchase implants, biologics and disposables for use in individual surgical procedures.

Depreciation expense was $75.4 million, $69.5 million, and $57.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, gross assets recorded under capital leases of $1.5 million and $1.8 million, respectively, are included in machinery and equipment. Depreciation of the assets under capital leases is included in depreciation expense. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

Capitalized internal-use software costs include only those direct costs associated with the actual development or acquisition of computer software for internal use, including costs associated with the design, coding, installation, and testing of the system. At December 31, 2018 and 2017, the Company had $40.6 million and $29.9 million in unamortized capitalized internal-use software costs, respectively. Amortization expense related to capitalized internal-use software costs was $10.6 million, $10.1 million and $7.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2018 consisted of the following:

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
(in thousands, except years)	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(131,730)	$140,018
Manufacturing know-how and trade secrets	13	30,814	(17,926)	12,888
Trade name and trademarks	9	25,500	(13,901)	11,599
Customer relationships	9	147,021	(59,478)	87,543
Total intangible assets subject to amortization	9	$475,083	$(223,035)	$252,048
Intangible assets not subject to amortization:
Goodwill				561,366
Total goodwill and intangible assets, net				$813,414

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

Total expense related to the amortization of intangible assets which is recorded in either cost of goods sold or operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible, was $54.4 million, $51.7 million and $45.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During the year ended December 31, 2018, in connection with acquisitions, including changes in purchase price allocations, and other investments, the Company recorded additions to definite-lived intangible assets and goodwill of $26.2 million and $25.9 million, respectively. Goodwill recorded in business combinations is primarily attributable to synergies expected to arise after the acquisition. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion on assets acquired in business combinations and asset acquisitions.

The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2017
Gross goodwill	$545,226
Accumulated impairment loss	(8,300)
536,926
Changes to gross goodwill
Increases recorded in business combinations	26,959
Changes in purchase price allocation	(1,075)
Changes resulting from foreign currency fluctuations	(1,444)
24,440
December 31, 2018
Gross goodwill	569,666
Accumulated impairment loss	(8,300)
$561,366

Total future amortization expense related to intangible assets subject to amortization at December 31, 2018 is set forth in the table below:

(in thousands)
2019	$52,298
2020	51,675
2021	49,297
2022	41,834
2023	17,718
Thereafter through 2031	39,226
Total future amortization expense	$252,048

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in thousands)	2018	2017
Accrued expenses	$70,386	$42,983
Other taxes payable	9,359	12,692
Accounts payable	8,799	4,366
Distributor commissions payable	8,194	7,697
Royalties payable	7,173	5,040
Other	1,966	2,989
Accounts payable and accrued liabilities	$105,877	$75,767

3.    Fair Value Measurements

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent considerations are measured at fair value on a recurring basis. As of December 31, 2018 and December 31, 2017, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2018
Cash equivalents:
Money market funds	$56,000	$56,000	$—	$—
Total cash equivalents	$56,000	$56,000	$—	$—

December 31, 2017
Cash equivalents:
Money market funds	$27,000	$27,000	$—	$—
Total cash equivalents	$27,000	$27,000	$—	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2018 and December 31, 2017 approximate their related fair values due to the short-term maturities of these instruments.

The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices. Certain financial instruments classified within Level 2 of the fair value hierarchy include the types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company did not hold any financial instruments classified within Level 2 of the fair value hierarchy during the periods presented.

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses, which includes gains and losses from derivative instruments, were $(3.7) million, $(0.9) million and $(0.3) million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in other income (expense) in the Consolidated Statements of Operations.

As of December 31, 2018, 2017, and 2016 a notional principal amount of $26.8 million, $14.3 million, and $15.1 million respectively, was outstanding to hedge currency risk relative to foreign receivables and payables. Derivative instrument net (losses) gains on the Company’s forward exchange contracts were $0.5 million, $(1.9) million, and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in other income (expense) in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was $(0.3) million as of December 31, 2018 and $(0.1) million as of December 31, 2017. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

The Company’s currency exposures vary, but are primarily concentrated in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen. The Company will continuously monitor the costs and the impact of foreign currency risks upon the financial results as part of the Company’s risk management program. The Company does not use derivative financial instruments for speculation or trading purposes or for activities other than risk management. The Company does not require and is not required to pledge collateral for these financial instruments and does not carry any master netting arrangements to mitigate the credit risk.

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at December 31, 2018 and December 31, 2017 was approximately $684.8 million and $779.5 million, respectively. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion on the carrying value of the notes.

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

Contingent consideration liabilities were $50.4 million and $67.9 million as of December 31, 2018 and December 31, 2017, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2018	2017
Fair value measurement at January 1	$67,941	$67,501
Contingent consideration liability recorded upon acquisition	3,543	32,559
Change in fair value measurement	(1,517)	(1,295)
Changes resulting from foreign currency fluctuations	193	(224)
Contingent consideration paid or settled	(19,750)	(30,600)
Fair value measurement at December 31	$50,410	$67,941

During the year ended December 31, 2018, the Company paid $19.0 million in outstanding milestone obligations associated with the LessRay acquisition, of which $9.0 million related to the achievement of a commercial milestone, and $10.0 million related to the achievement of a regulatory approval milestone. In accordance with the guidance outlined in ASU 2016-15, $18.7 million of the $19.0 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Consolidated Statement of Cash Flows, and the remaining $0.3 million related to increased fair value adjustment is presented as a cash outflow in operating activities.

During the year ended December 31, 2017, the Company recorded contingent consideration liabilities of $32.6 million in connection with certain acquisitions. Such acquisitions include the acquisition in September 2017 of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology, which was incorporated into the Company’s portfolio of interbody implants. The Company recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones associated with that acquisition.

In the year ended December 31, 2017, the Company paid the $30.0 million outstanding milestone obligation associated with the Ellipse Technologies acquisition. In accordance with the guidance outlined in ASU 2016-15, $18.8 million of the $30.0 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Consolidated Statement of Cash Flows, and the remaining $11.2 million related to increased fair value adjustments is presented as a cash outflow in operating activities.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of December 31, 2018 and 2017. The Company has obligations under certain consultancy arrangements based on achievement of specified milestones. There was no accrual as of December 31, 2018 or 2017, related to these obligations.

During the year ended December 31, 2018, the Company expensed $8.9 million for a purchased in-process research and development asset which had no future alternative use. The Company also recorded a net loss of $3.8 million on strategic investments during the year ended December 31, 2018. The net loss was recorded in other income (expense), net in the Consolidated Statement of Operations included in this Annual Report.

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

Acquisitions

In January 2018, the Company acquired SafePassage, a privately-held provider of IOM services, which now operates as a wholly-owned subsidiary of the Company. The acquisition was not considered material to the overall Consolidated Financial Statements.  The Company provides IOM services through various subsidiaries, including SafePassage, which conduct business as NuVasive Clinical Services.  The revenue generated from IOM services and support is reported as service revenue on the Consolidated Statement of Operations.

The Company has completed other acquisitions that were not considered material, individually or collectively, to the overall Consolidated Financial Statements during the periods presented. These acquisitions have been included in the Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the periods presented are material to the overall financial statements.

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

In January 2018, the Company completed the acquisition of the remaining 60% of the capital stock of Progentix (the “Non-Controlling Interest Acquisition”). Subsequent to the Non-Controlling Interest Acquisition, the Company owns 100% of the capital stock of Progentix, which now operates as a wholly-owned subsidiary of the Company and is no longer accounted for as a VIE or a separate reporting unit as of the date of the Non-Controlling Interest Acquisition. In accordance with authoritative guidance, the non-controlling interest associated with Progentix was reclassified to additional paid-in capital, including the difference between the non-controlling interest and consideration paid. The Loan plus accrued interest and the related receivable between the Company and Progentix was still outstanding as of December 31, 2018.

The following is a reconciliation of equity (net assets) attributable to the non-controlling interest:

	Year Ended December 31,
(in thousands)	2018	2017
Non-controlling interests at beginning of period	$3,845	$5,588
Acquired non-controlling interest reclassified to additional paid-in capital	(3,845)	—
Less: net loss attributable to the non-controlling interests	—	(1,743)
Non-controlling interests at end of period	$—	$3,845

Total assets and liabilities of Progentix as a VIE included in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2018	2017
Total current assets	$—	$670
Identifiable intangible assets, net	—	8,752
Goodwill	—	12,654
Accounts payable & accrued expenses	—	562
Deferred tax liabilities, net	—	331
Non-controlling interests	—	3,845

NuVasive Clinical Services and Physician Practices

The Company provides IOM services through various subsidiaries, including SafePassage, which conduct business as NuVasive Clinical Services.  In providing IOM services to surgeons and healthcare facilities across the U.S., the Company maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are VIEs and therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

5.     Indebtedness

The carrying values of the Company’s Senior Convertible Notes due 2021 are as follows:

(in thousands)	December 31, 2018	December 31, 2017
2.25% Senior Convertible Notes due 2021:
Principal amount	$650,000	$650,000
Unamortized debt discount	(40,117)	(56,839)
Unamortized debt issuance costs	(7,357)	(10,241)
Total Senior Convertible Notes	$602,526	$582,920

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

The interest expense recognized on the 2021 Notes during the year ended December 31, 2018 includes $14.6 million, $16.7 million and $2.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2017 includes $14.6 million, $15.9 million and $2.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2016 includes $11.5 million, $12.1 million and $1.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. The Company did not carry any outstanding revolving loans under the 2017 Facility as of December 31, 2018 and 2017.

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

6.    Commitments

Leases

The Company leases office facilities and equipment under various operating and capital lease agreements. The initial terms of these leases range from 2 years to 17 years and generally provide for periodic rent increases and renewal options. Certain leases require the Company to pay taxes, insurance and maintenance. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $2.4 million and $5.4 million as of December 31, 2018 and 2017, respectively.

Rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying Consolidated Balance Sheets. Rent expense, including costs directly associated with the facility leases, was approximately $12.8 million, $12.6 million, and $10.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2018 are as follows:

	Capital	Operating
(in thousands)	Leases	Leases
2019	$534	$13,750
2020	507	13,007
2021	244	10,954
2022	24	10,578
2023	5	10,515
Thereafter	—	116,684
Total minimum lease payments	$1,314	$175,488
Less amount representing interest	(59)
Present value of obligations under capital leases	1,255
Less current portion	(449)
Long-term capital lease obligations	$806

Licensing and Purchasing Agreements

The Company has both minimum and contingent obligations to make payments of up to $75.2 million if specified future events occur or conditions are met as provided in certain revenue-based, consulting, purchase and/or product development agreements. Not all of the respective agreements specify milestone payment timelines. Certain payments will be made in a combination of cash and the Company’s common shares as provided in the agreements. Any payments in satisfaction of these obligations are considered either a research and development expense or a cost of revenue depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At December 31, 2018, future commitments for such key executives were approximately $15.0 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

7.    Stockholders’ Equity

Common Stock

There were 120,000,000 shares of common stock authorized at December 31, 2018 and 2017.

Preferred Stock

There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2018 and 2017.

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

In connection with the acquisition of Ellipse Technologies in February 2016, the Company assumed the Ellipse Technologies, Inc. 2015 Incentive Award Plan and the shares thereunder, subject to an equity exchange adjustment, for future awards by the Company.

The compensation cost that has been included in the Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Sales, marketing and administrative expense	$22,190	$20,596	$25,466
Research and development expense	3,052	1,445	1,231
Cost of goods sold	431	350	227
Stock-based compensation expense before taxes	25,673	22,391	26,924
Related income tax benefits	(6,418)	(8,509)	(10,770)
Stock-based compensation expense, net of taxes	$19,255	$13,882	$16,154

As of December 31, 2018, there was $25.1 million and $14.4 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.9 years and 2.6 years, respectively. In addition, as of December 31, 2018, there was $0.9 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2019. There was no unamortized expense for stock options as of December 31, 2018.

Restricted Stock Units

The total fair value of RSUs that vested during the year ended December 31, 2018, 2017, and 2016 was $8.8 million, $19.9 million and $31.2 million, respectively.

Following is a summary of RSU activity for the year ended December 31, 2018:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except per share amounts)	Shares	Fair Value
Outstanding at December 31, 2017	996	$52.90
Granted	467	55.55
Vested	(169)	42.94
Forfeited	(180)	55.63
Outstanding at December 31, 2018	1,114	$55.25

For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vested RSUs were approximately 42,000, 103,000, and 227,000 in 2018, 2017, and 2016, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting RSUs were $2.2 million, $7.2 million and $11.4 million in 2018, 2017 and 2016, respectively.

Performance-Based Restricted Stock Units

The Company has granted PRSUs since 2012 for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, including targets for revenue, operating margin, earnings per share and total shareholder return over pre-determined periods of time. Share payout levels range from 0% to 312.5% depending on the respective terms of an award. Based upon the company’s actual performance against the performance conditions, approximately 21,000, 76,000 and 145,000 shares of common stock vested pursuant to PRSUs in 2018, 2017 and 2016, respectively.

In 2015, the Company granted PRSU awards with five-year cliff vesting terms to Gregory T. Lucier, in connection with his appointment as the Company’s Chief Executive Officer, for which the performance criteria was not based on Company or market specific performance metrics, and as such, the Company recorded the award as a long-term liability as expensed over the service period. No amounts have been paid out on this award, or are expected to become due until 2020. In November 2018, J. Christopher Barry succeeded Mr. Lucier as the Company’s Chief Executive Officer, and Mr. Lucier remained on the Company’s Board of Directors and entered into an agreement to provide services to the Company as a consultant. The PRSU awards granted to Mr. Lucier will continue to vest in accordance with the continued services provided by Mr. Lucier as a consultant and as a member of the Company’s Board of Directors through the vesting date.

The total fair value of PRSUs vested during 2018, 2017, 2016 and was $2.1 million, $10.3 million and $12.6 million, respectively.

Following is a summary of PRSU activity for the year ended December 31, 2018:

		Maximum Number
(in thousands, except per share amounts)	Shares	of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2017	765	1,462	$52.62
Awarded at target	369	479	54.86
Vested	(21)	(21)	48.73
Forfeited	(126)	(262)	55.39
Outstanding at December 31, 2018	987	1,658	$56.88

For the majority of PRSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vesting PRSUs were approximately 8,000, 35,000 and 58,000 in 2018, 2017 and 2016 respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting PRSUs were $0.4 million, $2.5 million, and 2.7 million in 2018, 2017, and 2016, respectively.

Stock Options

The Company has not granted any stock options since 2011. The stock options previously granted are exercisable for a period of up to ten years after the date of grant.

The aggregate intrinsic value of outstanding stock options at December 31, 2018 is based on the Company’s closing stock price on December 31, 2018 of $49.56. The Company received $1.3 million, $2.4 million and $3.0 million in proceeds from the exercise of stock options during the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value of stock options exercised was $2.5 million, $8.3 million, and $29.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. There were no stock options that vested during the year ended December 31, 2018, 2017 or 2016.

Following is a summary of stock option activity for the year ended December 31, 2018 under all stock plans:

			Weighted-Average
			Remaining
		Weighted	Contractual	Aggregate
		Avg. Exercise	Term	Intrinsic
(in thousands, except years and per share amounts)	Shares	Price	(Years)	Value
Outstanding at December 31, 2017	178	$35.41	1.33	$4,105
Exercised	(128)	35.28
Cancelled	(1)	34.49
Outstanding at December 31, 2018	49	35.76	1.52	$680
Exercisable at December 31, 2018	49	$35.76	1.52	$680
Vested or expected to vest at December 31, 2018	49	$35.76	1.52	$680

 For the majority of stock options, shares are issued on the exercise dates net of the amount of shares needed to satisfy each of the exercise price (in lieu of cash) and statutory tax withholding requirements, the latter to be paid by the Company on behalf of the employee. The total shares withheld related to exercised stock options were approximately 65,000, 105,000, and 1,157,000 in 2018, 2017, and 2016, respectively, and were based on the value of the stock options on their exercise dates as determined by the Company’s closing stock price. Total cash payments for the employees’ tax obligations to the taxing authorities related to exercised stock options were $0.4 million, $2.1 million, and $10.7 million in 2018, 2017, and 2016, respectively.

Employee Stock Purchase Plan

The NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the “ESPP”), provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the six-month offering period or (ii) the respective purchase date. In the years ended December 31, 2018, 2017 and 2016, 151,000, 154,000, and 152,000 shares, respectively, were purchased under the ESPP.

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2018	2017	2016
ESPP
Volatility	33%	26%	29%
Expected term (years)	0.5	0.5	0.5
Risk free interest rate	1.8%	0.9%	0.4%
Expected dividend yield	—%	—%	—%

Common Stock Reserved for Future Issuance

The following table summarizes common shares reserved for issuance on exercise or conversion at December 31, 2018:

(in thousands)
Issued and outstanding stock options	49
Issued and outstanding RSUs and PRSUs	2,183
Available for issuance under the ESPP	1,093
Available for future grant	3,752
2021 Notes	14,396
2021 Warrants	32,596
Total shares reserved for future issuance	54,069

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

8.    Income Taxes

Total income before income taxes summarized by region for the years ended December 31 is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
United States	$8,939	$76,480	$77,610
Foreign	(216)	(4,117)	(12,830)
Total income before income taxes	$8,723	$72,363	$64,780

The income tax (benefit) provision for the years ended December 31 consists of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$(4,188)	$5,972	$(14,837)
State	2,043	776	1,283
Foreign	5,972	2,793	2,350
Total current provision	3,827	9,541	(11,204)
Deferred:
Federal	(5,944)	(1,565)	40,363
State	(7,092)	(4,276)	1,455
Foreign	(98,795)	(2,223)	(2,583)
Total deferred provision	(111,831)	(8,064)	39,235
Changes in tax rate	258	(14,668)	(216)
Changes in valuation allowance	103,990	5,699	1,494
Total (benefit) provision	$(3,756)	$(7,492)	$29,309

The differences between the income tax provision at the United States federal statutory tax rate and the Company’s effective tax rate for the years ended December 31 are the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Tax provision at federal statutory rate	$1,832	$25,327	$22,673
Valuation allowance	103,990	5,703	1,494
Net tax benefit on international restructuring	(97,028)	—	—
Income tax reserves	(6,717)	1,184	759
Income tax credits and incentives	(5,525)	(3,462)	(3,426)
Return to provision adjustments	(4,180)	(2,443)	(1,188)
Compensation expense	2,008	(5,619)	(8,013)
Globalization initiative	1,264	306	6,290
Nondeductible meals and entertainment	769	922	1,013
Foreign tax rate differences from federal statutory rate	(688)	378	605
Change in tax rates	258	(14,668)	(216)
Acquisition related charges	(221)	(489)	5,167
State income tax	90	3,553	3,245
Recovery of tax basis in United States subsidiary	—	(19,540)	—
Other	392	1,356	906
Total (benefit) provision	$(3,756)	$(7,492)	$29,309

Significant components of the Company’s deferred tax assets and liabilities at December 31 are composed of the following:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Amortization	$106,769	$6,742
General business and other credit carryforwards	25,846	18,928
Stock-based compensation	14,914	13,502
Inventory	12,385	10,075
Net operating loss carryforwards	7,516	14,991
Deferred rent	4,628	2,532
Original issue discount	3,322	4,606
Other	23,241	14,859
Gross deferred tax assets	198,621	86,235
Less valuation allowance	(120,233)	(16,247)
Net deferred tax assets	78,388	69,988
Deferred tax liabilities:
Acquired intangibles	(42,767)	(53,076)
Depreciation	(32,851)	(23,132)
Other	(1,843)	(1,752)
Total deferred tax liabilities	(77,461)	(77,960)
Consolidated net deferred tax assets (liabilities)	$927	$(7,972)
Add deferred tax liability, net, attributable to non-controlling interests	—	199
Net deferred tax assets (liabilities)	$927	$(7,773)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Gross unrecognized tax benefits at January 1	$25,356	$23,322	$12,448
Increases in tax positions for prior years	499	1,692	1,716
Decreases in tax positions for prior years	(756)	(24)	(270)
Increases in tax positions for current year relating to ongoing operations	1,913	968	6,205
Decreases in tax positions as a result of a lapse of statute of limitations	(6,446)	(402)	—
Increases in tax positions for current year relating to acquisitions	169	—	3,223
Decreases in tax positions due to settlements with taxing authorities	(1,190)	(200)	—
Gross unrecognized tax benefits at December 31	$19,545	$25,356	$23,322

At December 31, 2018, 2017, and 2016, $18.1 million, $24.1 million, and $12.5 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2018, 2017, and 2016, the Company recognized approximately $(0.5) million, $(0.1) million, and $0.3 million, respectively, in interest and penalties as income tax (benefit) expense in the Consolidated Statements of Operations. The Company had approximately $0.1 million and $0.4 million for the payment of interest and penalties accrued at December 31, 2018 and December 31, 2017, respectively, in the Consolidated Balance Sheets.

The Company believes it is reasonably possible that approximately $0.8 million of its remaining unrecognized tax positions may be recognized by the end of 2019 as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

In November 2018, the Company completed a reorganization of its international intellectual property company structure. This international restructuring generated a step-up in local tax basis, which under ASC Topic 740-10-25-20 as amended by ASU 2016-16, required the Company to record deferred tax assets of $100.8 million. Due to uncertainties surrounding the realization of a portion of these deferred tax assets, a valuation allowance of approximately $96.7 million was recorded.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, income tax audits are being conducted in the state of New York, the state of Louisiana and Germany. U.S. and most foreign jurisdictions remain subject to examination in all years due to prior year net operating losses and R&D credits.

During 2018 the Company completed its tax accounting in connection with the Tax Cuts and Jobs Act (the “Act”) which was enacted into law on December 22, 2017. In 2018, the Company recorded approximately $0.3 million of tax expense attributable to 2017 during SAB 118 measurement period, which would have increased the 2017 effective tax rate by 0.5%.  The Company has elected an accounting policy to treat the tax impact of the global intangible low taxed income provision of the Act as a future period charge rather than a current component of deferred taxes.

The Company has a net deficit in earnings and profits from its foreign subsidiaries as of December 31, 2018.  In the event the Company is required to repatriate funds from outside of the United States, such repatriation would not generate additional United States tax liabilities, but could be subject to local laws and customs generating immaterial tax consequences in the subsidiaries’ jurisdictions.

At December 31, 2018, the Company had $2.3 million, $71.8 million and $6.8 million of federal, state and foreign net operating loss carryforwards, respectively, which will begin to expire in 2020. Valuation allowance reserves of $53.8 million are recorded against California net operating losses of $53.8 million due to uncertainty surrounding their realization.

There were also federal and California income tax credit carryforwards of $22.3 million and $25.9 million, respectively. The federal credits will begin to expire in 2027. The California credits can be carried forward indefinitely. Valuation allowance reserves of $25.9 million are recorded against the California credits due to uncertainty surrounding their realization.

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

Revenue by product line was as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Spinal Hardware	$788,650	$737,534	$683,703
Surgical Support	313,064	289,151	278,429
Total Revenue	$1,101,714	$1,026,685	$962,132

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue			Property and Equipment, Net
	Year Ended December 31,			December 31,
(in thousands)	2018	2017	2016	2018	2017
United States	$896,152	$850,410	$831,778	$200,404	$179,891
International (excludes Puerto Rico)	205,562	176,275	130,354	38,437	35,435
Total	$1,101,714	$1,026,685	$962,132	$238,841	$215,326

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

During the year ended December 31, 2018, the Company settled all outstanding matters with Madsen Medical, Inc. for $27.8 million, which was funded by cash on hand and credit available under its revolving senior credit facility. The Company no longer has any remaining liability related to this matter.

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

Legal Proceedings

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery commenced. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on April 5, 2017 and the plaintiffs filed an opposition to the petition. On August 15, 2017, the Ninth Circuit denied the Company’s petition. The Company filed a motion for summary judgment on September 8, 2017. On February 1, 2018, the court entered an order denying the Company’s motion for summary judgment. On February 13, 2018, the Company entered into a memorandum of understanding with the plaintiffs to settle the case for $7.9 million. On March 23, 2018, the parties executed a stipulation of settlement, which was preliminarily approved by the court on June 11, 2018. On December 6, 2018, the court issued an order and judgment granting final approval of the settlement. The settlement of $7.9 million was fully funded by insurance proceeds and includes the dismissal of all claims against the Company and the named individuals in the lawsuit without any liability or wrongdoing attributed to them. The Company no longer has any remaining liability related to this matter as of December 31, 2018.

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

Following the April 12, 2018 oral argument, the Company believed that the prior judgments against it, in part or as a whole, may be upheld. Accordingly, at March 31, 2018, the Company believed that the outcome of the case constituted a probable loss. While the actual amount of the probable loss was not known, the Company assessed a range of potential loss in accordance with Accounting Standards Codification 450, Contingencies, which would be from zero to $29.0 million, and recorded an additional estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Consolidated Balance Sheet as of March 31, 2018, resulting in an aggregate litigation liability of $29.0 million accrued for this matter. In May 2018, the Company entered into an agreement to settle all outstanding matters with MMI for $27.8 million. The Company has paid the settlement amount and no longer has any remaining liability related to this matter as of December 31, 2018.

11.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation. As of December 31, 2018, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

On June 9, 2017, the Company received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) in connection with an investigation into possible false or otherwise improper claims submitted to Medicare and Medicaid.  The subpoena sought discovery of documents for the period January 2014 through June 2017, primarily associated with sales to a particular customer and relationships related to that customer account. In February 2019, the Company received notice that the OIG had concluded its investigation and is not pursuing the matter further.

12.    Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented:

	Year Ended December 31, 2018 (1) (2) (3)
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$260,522	$281,564	$271,301	$288,327
Gross profit	186,708	204,508	197,141	202,198
Consolidated net (loss) income	(27,132)	11,531	15,923	12,157
Basic net (loss) income per common	(0.53)	0.22	0.31	0.24
Diluted net (loss) income per common share	(0.53)	0.22	0.30	0.23

	Year Ended December 31, 2017 (4)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$249,013	$259,399	$247,051	$271,222
Gross profit	187,570	193,213	181,544	195,917
Consolidated net income	11,983	11,735	33,096	23,041
Net income attributable to NuVasive, Inc.	12,426	12,167	33,528	23,477
Basic net income per common share attributable to NuVasive, Inc.	0.25	0.24	0.66	0.46
Diluted net income per common share attributable to NuVasive, Inc.	0.22	0.21	0.64	0.45

(1)

The unaudited quarterly financial data set forth for the year ended December 31, 2018 includes the operations and results of the Company’s 2018 acquisitions from their respective dates of acquisition. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(2)

The unaudited quarterly financial data set forth for the year ended December 31, 2018 does not contain any results attributable to non-controlling interests. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(3)	Consolidated financial results include a litigation charge of $27.8 million in connection with the settlement of all outstanding litigation matters with Madsen Medical, Inc.
(4)

The unaudited quarterly financial data set forth for the year ended December 31, 2017 includes the operations and results of the Company’s 2017 acquisitions from their respective dates of acquisition. See Note 4 to the Consolidated Financial Statements included in this Annual Report for further discussion.