Form 10-Q
period 2019-03-31
NUVASIVE INC
filed 2019-05-01
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 29, 2019 there were 51,885,880 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$93,391	$117,840
Accounts receivable, net of allowances of $16,125 and $16,171, respectively	194,358	196,487
Inventory, net	288,539	273,244
Prepaid income taxes	16,484	16,905
Prepaid expenses and other current assets	13,555	13,733
Total current assets	606,327	618,209
Property and equipment, net	247,533	238,841
Intangible assets, net	240,663	252,048
Goodwill	561,235	561,366
Operating lease right-of-use assets	61,400	—
Deferred tax assets	4,369	5,263
Restricted cash and investments	2,395	2,395
Other assets	27,180	29,737
Total assets	$1,751,102	$1,707,859
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$99,991	$105,877
Contingent consideration liabilities	6,637	7,560
Accrued payroll and related expenses	44,824	59,960
Operating lease liabilities	6,320	—
Litigation liabilities	2,045	1,415
Income tax liabilities	1,964	4,648
Total current liabilities	161,781	179,460
Senior convertible notes	607,607	602,526
Deferred and income tax liabilities	5,641	4,964
Operating lease liabilities	67,112	—
Other long-term liabilities	68,955	86,384
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2019 and December 31, 2018, 57,119,047 and 56,648,077 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	61	61
Additional paid-in capital	1,402,797	1,397,829
Accumulated other comprehensive loss	(9,122)	(8,628)
Retained earnings	26,627	17,241
Treasury stock at cost; 5,262,478 shares and 5,116,496 shares at March 31, 2019 and December 31, 2018, respectively	(580,357)	(571,978)
Total equity	840,006	834,525
Total liabilities and equity	$1,751,102	$1,707,859

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2019	2018
Revenue
Product revenue	$243,823	$233,515
Service revenue	30,953	27,007
Total revenue	274,776	260,522
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	54,486	55,191
Cost of services	20,008	18,623
Total cost of revenue	74,494	73,814
Gross profit	200,282	186,708
Operating expenses:
Sales, marketing and administrative	145,076	146,766
Research and development	17,575	14,491
Amortization of intangible assets	13,625	12,425
Litigation liability loss	—	28,995
Business transition costs	3,833	2,253
Total operating expenses	180,109	204,930
Interest and other expense, net:
Interest income	409	134
Interest expense	(9,513)	(9,467)
Other (expense) income, net	(366)	(9,703)
Total interest and other expense, net	(9,470)	(19,036)
Income (loss) before income taxes	10,703	(37,258)
Income tax (expense) benefit	(1,317)	10,126
Consolidated net income (loss)	$9,386	$(27,132)

Net income (loss) per share:
Basic	$0.18	$(0.53)
Diluted	$0.18	$(0.53)
Weighted average shares outstanding:
Basic	51,675	51,226
Diluted	52,480	51,226

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
(unaudited)	2019	2018
Consolidated net income (loss)	$9,386	$(27,132)
Other comprehensive (loss) income:
Translation adjustments, net of tax	(494)	2,579
Other comprehensive (loss) income	(494)	2,579
Total consolidated comprehensive income (loss)	$8,892	$(24,553)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
(unaudited)	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2018	56,648	$61	$1,397,829	$(8,628)	$17,241	(5,116)	$(571,978)	$834,525
Issuance of common stock under employee and director equity option and purchase plans	399	—	202	—	—	(146)	(8,379)	(8,177)
Stock-based compensation expense	—	—	4,766	—	—	—	—	4,766
Issuance of common stock in connection with royalty milestone achievement	72	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	9,386	—	—	9,386
Other comprehensive loss	—	—	—	(494)	—	—	—	(494)
Balance at March 31, 2019	57,119	$61	$1,402,797	$(9,122)	$26,627	(5,262)	$(580,357)	$840,006

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'	Controlling	Total
(unaudited)	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2017	56,164	$60	$1,363,549	$(6,933)	$4,762	(5,002)	$(565,867)	$795,571	$3,845	$799,416
Issuance of common stock under employee and director equity option and purchase plans	172	—	2,012	—	—	(76)	(3,833)	(1,821)	—	(1,821)
Stock-based compensation expense	—	—	5,419	—	—	—	—	5,419	—	5,419
Consolidated net loss	—	—	—	—	(27,132)	—	—	(27,132)	—	(27,132)
Consideration paid in excess of non-controlling interests	—	—	(12,221)	—	—	—	—	(12,221)	—	(12,221)
Non-controlling interests	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Other comprehensive income	—	—	—	2,579	—	—	—	2,579	—	2,579
Balance at March 31, 2018	56,336	$60	$1,358,759	$(4,354)	$(22,370)	(5,078)	$(569,700)	$762,395	$—	$762,395

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
(unaudited)	2019	2018
Operating activities:
Consolidated net income (loss)	$9,386	$(27,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,054	32,090
Impairment of strategic investment	—	9,003
Amortization of non-cash interest	5,210	4,925
Stock-based compensation	5,717	4,134
Reserves on current assets	3,785	4,080
Other non-cash adjustments	2,816	4,456
Deferred income taxes	1,547	(12,671)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,620	16,933
Inventory	(19,292)	(12,126)
Prepaid expenses and other current assets	(1,399)	(1,737)
Accounts payable and accrued liabilities	(2,523)	1,579
Accrued payroll and related expenses	(14,815)	(18,493)
Litigation liability	630	30,040
Income taxes	(2,261)	1,294
Net cash provided by operating activities	24,475	36,375
Investing activities:
Acquisitions and investments	—	(51,794)
Purchases of intangible assets	(6,827)	(2,657)
Purchases of property and equipment	(33,929)	(29,109)
Net cash used in investing activities	(40,756)	(83,560)
Financing activities:
Proceeds from the issuance of common stock	—	336
Purchases of treasury stock	(8,177)	(2,155)
Payment of contingent consideration	(1,435)	(8,900)
Proceeds from revolving line of credit	—	65,000
Repayments on revolving line of credit	—	(10,000)
Other financing activities	1,556	(141)
Net cash (used in) provided by financing activities	(8,056)	44,140
Effect of exchange rate changes on cash	(112)	982
Decrease in cash, cash equivalents and restricted cash	(24,449)	(2,063)
Cash, cash equivalents and restricted cash at beginning of period	120,235	78,198
Cash, cash equivalents and restricted cash at end of period	$95,786	$76,135

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$93,391	$73,741
Restricted cash	2,395	2,394
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$95,786	$76,135

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 – Leases, which introduced a new comprehensive lease accounting model. The standard effectively replaces Accounting Standards Codification 840 with Accounting Standards Codification 842 (“ASC 842”). In summary, the changes to the guidance for lease accounting under ASC 842 requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months on the Consolidated Balance Sheet. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements.

The Company adopted ASC 842 as of January 1, 2019, electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company elected the package of practical expedients permitted under the transition guidance. As a result of the adoption, the Company recorded right-of-use assets and liabilities, and their corresponding deferred tax assets and liabilities on its Unaudited Consolidated Balance Sheet. As of March 31, 2019 the Company’s right-of-use assets and liabilities were $61.4 million and $73.4 million, respectively, associated with its operating leases. See Note 10 to the Unaudited Consolidated Financial Statements for further discussion on leases.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (“ASU 2017-11”), which changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update are to be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. The Company adopted ASU 2017-11 as of January 1, 2019. The adoption did not have any significant impact on the Company’s Unaudited Consolidated Financial Statements.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (“ASU 2017-12”), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The amendments in this update are to be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. The Company adopted ASU 2017-12 as of January 1, 2019. The adoption did not have any significant impact on its Unaudited Consolidated Financial Statements.

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from neuromonitoring services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, the Company does offer the ability for customers to lease instrumentation primarily on a non-sales type basis. Instrument sales and leasing revenue represent an immaterial amount of the Company’s total revenue in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

Inventory

Net inventory as of March 31, 2019 consisted of $274.8 million of finished goods, $6.5 million of work in progress and $7.2 million of raw materials. Net inventory as of December 31, 2018 consisted of $259.4 million of finished goods, $5.0 million of work in progress and $8.8 million of raw materials.

Finished goods include specialized implants and disposables and are stated at the lower of cost or market determined by utilizing a standard cost method, which includes capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to lower of cost or market. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $9.1 million and $8.6 million at March 31, 2019 and December 31, 2018, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $6.4 million and $5.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The majority of the Company’s shipping costs are related to the loaning of instrument sets, which are not typically sold as part of the Company’s core sales offering. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

The Company incurred $3.8 million of such costs during the three months ended March 31, 2019, which consisted primarily of acquisition, integration and business transition activities, but also included $0.4 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

The Company incurred $2.3 million of such costs during the three months ended March 31, 2018, which consisted primarily of acquisition, integration and business transition activities, but also included $0.1 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted consolidated net income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net income (loss)	$9,386	$(27,132)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	51,675	51,226
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	15	—
Restricted stock units	790	—
Weighted average common shares outstanding for diluted	52,480	51,226
Basic net income (loss) per share	$0.18	$(0.53)
Diluted net income (loss) per share	$0.18	$(0.53)

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2019	2018
Stock options, employee stock purchase plan, and restricted stock units	266	1,056
Warrants	10,865	10,865
Senior Convertible Notes	10,865	10,865
Total	21,996	22,786

3.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange gains (losses), which include gains and losses from derivative instruments, were $(0.3) million for both the three months ended March 31, 2019 and March 31, 2018 and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of March 31, 2019 and December 31, 2018 a notional principal amount of $28.3 million and $26.8 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $0.4 million and $(0.4) million for the three months ended March 31, 2019 and March 31, 2018, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was de minimis and $(0.3) million as of March 31, 2019 and December 31, 2018, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent obligations are measured at fair value on a recurring basis. As of March 31, 2019 and December 31, 2018, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2019:
Cash equivalents:
Money market funds	$37,300	$37,300	$—	$—
Total cash equivalents	$37,300	$37,300	$—	$—

December 31, 2018:
Cash equivalents:
Money market funds	$56,000	$56,000	$—	$—
Total cash equivalents	$56,000	$56,000	$—	$—

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2019 and December 31, 2018 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at March 31, 2019 and December 31, 2018, was $723.5 million and $684.8 million, respectively. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the notes.

Contingent Consideration Liabilities

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or probability simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Unaudited Consolidated Statement of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.

Contingent consideration liabilities were $49.3 million and $50.4 million as of March 31, 2019 and December 31, 2018, respectively, and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$50,410	$67,941
Contingent consideration liability recorded upon acquisition	—	6,663
Change in fair value measurement	356	149
Changes resulting from foreign currency fluctuations	(59)	72
Contingent consideration paid or settled	(1,435)	(9,000)
Fair value measurement at end of period	$49,272	$65,825

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2018, the Company recorded an impairment charge of $9.0 million on a strategic investment. The impairment was recorded in other (expense) income, net in the Unaudited Consolidated Statement of Operations.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
March 31, 2019:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(139,662)	$132,086
Manufacturing know-how and trade secrets	13	30,796	(18,516)	12,280
Trade name and trademarks	9	25,500	(14,693)	10,807
Customer relationships	9	149,134	(63,644)	85,490
Total intangible assets subject to amortization	9	$477,178	$(236,515)	$240,663

Intangible assets not subject to amortization:
Goodwill				$561,235
Total goodwill and intangible assets, net				$801,898

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2018:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(131,730)	$140,018
Manufacturing know-how and trade secrets	13	30,814	(17,926)	12,888
Trade name and trademarks	9	25,500	(13,901)	11,599
Customer relationships	9	147,021	(59,478)	87,543
Total intangible assets subject to amortization	9	$475,083	$(223,035)	$252,048

Intangible assets not subject to amortization:
Goodwill				$561,366
Total goodwill and intangible assets, net				$813,414

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2018
Gross goodwill	$569,666
Accumulated impairment loss	(8,300)
561,366
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(131)
(131)
March 31, 2019
Gross goodwill	569,535
Accumulated impairment loss	(8,300)
$561,235

Total expense related to the amortization of intangible assets, which is recorded in both cost of revenue and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $14.5 million and $13.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

Total future amortization expense related to intangible assets subject to amortization at March 31, 2019 is set forth in the table below:

(in thousands)
Remaining 2019	$39,324
2020	51,854
2021	49,649
2022	42,185
2023	18,069
Thereafter through 2031	39,582
Total future amortization expense	$240,663

5.    Business Combinations

The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contained contingent consideration arrangements that required the Company to assess the acquisition date fair value of the contingent consideration liabilities, which was recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the Unaudited Consolidated Statements of Operations. See Note 3 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities.

Acquisitions

The Company has completed acquisitions that were not considered material, individually or collectively, to the overall Unaudited Consolidated Financial Statements during the periods presented. These acquisitions have been included in the Unaudited Consolidated Financial Statements from the respective dates of acquisition. The Company does not believe that collectively the acquisitions made during the periods presented are material to the overall financial statements.

The Company finalizes the purchase price allocation of the assets and liabilities subject to valuation obtained in business combinations within one year from the acquisition date. While the Company does not expect material changes from the initial outcome of the valuation, certain assumptions and findings made at the date of acquisition could result in changes in the purchase price allocation.

Variable Interest Entities

NuVasive Clinical Services and Physician Practices

The Company provides IOM services through various subsidiaries, which conduct business as NuVasive Clinical Services.  In providing IOM services to surgeons and healthcare facilities across the U.S., the Company maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying Unaudited Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financials. The creditors of the PCs have claims only on the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes due 2021 are as follows:

(in thousands)	March 31, 2019	December 31, 2018
2.25% Senior Convertible Notes due 2021:
Principal amount	650,000	650,000
Unamortized debt discount	(35,799)	(40,117)
Unamortized debt issuance costs	(6,594)	(7,357)
Total Senior Convertible Notes	$607,607	$602,526

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

The interest expense recognized on the 2021 Notes during the three months ended March 31, 2019 includes $3.7 million, $4.3 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended March 31, 2018 includes $3.7 million, $4.1 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016.  The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. The Company did not carry any outstanding revolving loans under the 2017 Facility as of March 31, 2019 and December 31, 2018.

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

7.   Stock-Based Compensation

The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Sales, marketing and administrative expense	$4,779	$3,515
Research and development expense	900	500
Cost of revenue	38	119
Stock-based compensation expense before taxes	5,717	4,134
Related income tax benefits	(1,429)	(1,034)
Stock-based compensation expense, net of taxes	$4,288	$3,100

At March 31, 2019, there was $57.9 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 465,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2019 and issued approximately 190,000 shares of common stock in settlement of RSUs and PRSUs upon their vesting during the year ended December 31, 2018.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended March 31,
	2019	2018
ESPP
Volatility	37%	36%
Expected term (years)	0.5	0.5
Risk free interest rate	2.5%	1.2%
Expected dividend yield	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 6,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three months ended March 31, 2019 and issued approximately 128,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2018.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2019, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits related to net windfalls on share-based payments, return to provision adjustments, and tax expense related to the revaluation of deferred taxes based on changes in tax rates. The Company’s effective tax rate recorded for the three months ended March 31, 2019 was 12%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.4 million during the three months ended March 31, 2019, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.8 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only income tax audit being conducted is in Germany. U.S. and most foreign jurisdictions remain subject to examination in all years due to prior year net operating losses or research and development credit carryforwards.

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

Revenue by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Spinal hardware	$197,138	$185,901
Surgical support	77,638	74,621
Total revenue	$274,776	$260,522

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2019	2018	2019	2018
United States	$222,813	$213,303	$206,780	$200,404
International (excludes Puerto Rico)	51,963	47,219	40,753	38,437
Total	$274,776	$260,522	$247,533	$238,841

10.    Commitments

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Unaudited Consolidated Balance Sheet. Instead, the Company recognizes lease expense for these leases on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $2.4 million as of March 31, 2019.

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 2 to 17 years and generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

Certain leases require the Company to pay taxes, insurance, and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The Company has future lease payment obligations of approximately $53.8 million related to corporate office facilities that are in the process of being built-out prior to being leased. The lease liabilities and the corresponding right-of-use assets associated with these lease obligations will be recorded upon the commencement date of the lease.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets:

(in thousands)	March 31, 2019
Assets
Operating	$61,400
Financing	889
Total leased assets	$62,289

Liabilities
Current:
Operating	$6,320
Financing	380
Long-term:
Operating	$67,112
Financing	623
Total lease liabilities	$74,435

The table below summarizes the Company’s lease costs from its Unaudited Consolidated Statement of Operations, cash payments from its Unaudited Consolidated Statement of Cash Flows, and other noncash information under its operating and financing lease obligations during the three months ended March 31, 2019:

(in thousands, except years and rates)	March 31, 2019
Lease expense:
Operating lease expense	$2,822
Finance lease expense:
Depreciation of right-of-use assets	98
Interest expense on lease liabilities	14
Total lease expense	$2,934

Cash payment information:
Operating cash used for operating leases	$3,019
Operating cash used for financing leases	14
Financing cash used for financing leases	92
Total cash paid for amounts included in the measurement of lease liabilities	$3,125

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$75,109

Weighted-average remaining lease term (years) - operating leases	13.0
Weighted-average remaining lease term (years) - finance leases	2.3
Weighted-average discount rate - operating leases	7.3%
Weighted-average discount rate - finance leases	4.9%

The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2019 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2019	$317	$8,734
2020	423	10,288
2021	325	8,133
2022	12	7,708
2023	—	7,549
Thereafter	—	76,913
Total minimum lease payments	$1,077	$119,325
Less: amount representing interest	(74)	(45,893)
Present value of obligations under leases	1,003	73,432
Less: current portion	(380)	(6,320)
Long-term capital lease obligations	$623	$67,112

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At March 31, 2019, future commitments for such key executives were approximately $12.6 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

Legal Proceedings

Securities Litigation

On August 28, 2013, a purported securities class action lawsuit was filed in the U.S. District Court for the Southern District of California naming the Company and certain of its current and former executive officers for allegedly making false and materially misleading statements regarding the Company’s business and financial results, specifically relating to the purported improper submission of false claims to Medicare and Medicaid. The operative complaint asserts a putative class period stemming from October 22, 2008 to July 30, 2013. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary relief, interest, and attorneys’ fees. On February 13, 2014, Brad Mauss, the lead plaintiff in the case, filed an Amended Class Action Complaint for Violations of the Federal Securities Laws. The Company answered the complaint on August 25, 2016, and discovery commenced. The plaintiffs filed motions for class certification on October 28, 2016 and the Company’s opposition papers were filed on January 9, 2017. On March 22, 2017, the court issued an order granting class certification. The Company filed a petition to appeal the order granting class certification with the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) on April 5, 2017 and the plaintiffs filed an opposition to the petition. On August 15, 2017, the Ninth Circuit denied the Company’s petition. The Company filed a motion for summary judgment on September 8, 2017. On February 1, 2018, the court entered an order denying the Company’s motion for summary judgment. On February 13, 2018, the Company entered into a memorandum of understanding with the plaintiffs to settle the case for $7.9 million. On March 23, 2018, the parties executed a stipulation of settlement, which was preliminarily approved by the court on June 11, 2018. On December 6, 2018, the court issued an order and judgment granting final approval of the settlement. The settlement of $7.9 million was fully funded by insurance proceeds and includes the dismissal of all claims against the Company and the named individuals in the lawsuit without any liability or wrongdoing attributed to them. The Company no longer has any remaining liability related to this matter as of March 31, 2019.

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

Following the April 12, 2018 oral argument, the Company believed that the prior judgments against it, in part or as a whole, may be upheld. Accordingly, at March 31, 2018, the Company believed that the outcome of the case constituted a probable loss. While the actual amount of the probable loss was not known, the Company assessed a range of potential loss in accordance with Accounting Standards Codification 450, Contingencies, which would be from zero to $29.0 million, and recorded an additional estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Unaudited Consolidated Balance Sheet as of March 31, 2018, resulting in an aggregate litigation liability of $29.0 million accrued for this matter. In May 2018, the Company entered into an agreement to settle all outstanding matters with MMI for $27.8 million. The Company has paid the settlement amount and no longer has any remaining liability related to this matter as of March 31, 2019.

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation. As of March 31, 2019, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission filings. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

This information should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended  December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

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

We offer a range of implants for spinal surgery, which include our porous titanium and polyetheretherketone, or PEEK, implants under our Advanced Materials Science portfolio, fixation devices such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our Precice limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients who have experienced traumatic injury. The Precice limb lengthening system is sold by NuVasive Specialized Orthopedics.

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

Revenues and Operations

The majority of our revenues are derived from the sale of implants, biologics, disposables and IOM services and we expect this trend to continue for the foreseeable future. Our implants, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We make available MAS instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation devices. We sell MAS instrument sets, MaXcess devices, and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Currently, sales and leases of capital equipment, including our LessRay software technology suite, represent a small portion of our consolidated revenues.

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

Results of Operations

Revenue

	March 31,
(in thousands, except %)	2019	2018	$ Change	% Change
Three Months Ended
Revenue
Spinal hardware	$197,138	$185,901	$11,237	6%
Surgical support	77,638	74,621	3,017	4%
Total revenue	$274,776	$260,522	$14,254	5%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, all of which are used to aid spinal surgery.

The continued adoption of minimally invasive procedures for spine has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability in the lumbar portion of the spine market. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Our growth in revenue in 2019 is expected to come primarily from market share gains in the shift toward minimally invasive spinal surgery, revenue from new products and services, and international growth.

Revenue from our spinal hardware product line offerings increased $11.2 million, or 6%, during the three months ended March 31, 2019, compared to the same period in 2018. Product volume in spinal hardware increased our revenue by approximately 9% for the three months ended March 31, 2019, offset by unfavorable pricing impacts of approximately 2% for the three months ended March 31, 2019, compared to the same period in 2018. Foreign currency fluctuation decreased our spinal hardware revenue by approximately 1% for the three months ended March 31, 2019, as compared to the same period in 2018.

Revenue from our surgical support product line offerings increased $3.0 million, or 4%, during the three months ended March 31, 2019, compared to the same period in 2018. Product and service volume in surgical support increased our revenue by approximately 6% for the three months ended March 31, 2019, offset by unfavorable pricing impacts of approximately 2% for the three months ended March 31, 2019, as compared to the same period in 2018. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the periods presented.

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2019	2018	$ Change	% Change
Three Months Ended
Cost of revenue	$74,494	$73,814	$680	1%
% of total revenue	27%	28%

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

Cost of revenue increased $0.7 million, or 1%, during the three months ended March 31, 2019, compared to the same period in 2018. Cost of revenue for our business, increased primarily due to growth in volume, changes in product mix, and shifts in production costs, offset by favorable manufacturing absorption from in-sourced products and improved throughput and plant efficiencies.

Cost of revenue as a percentage of revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018. On a long-term basis, we expect cost of revenue, as a percentage of revenue, to decrease moderately due to our manufacturing insourcing efforts.

Operating Expenses

	Three Months Ended
	March 31,
(in thousands, except %)	2019	2018	$ Change	% Change
Sales, marketing and administrative	$145,076	146,766	$(1,690)	(1)%
% of total revenue	53%	56%
Research and development	17,575	14,491	3,084	21%
% of total revenue	6%	6%
Amortization of intangible assets	13,625	12,425	1,200	10%
Litigation liability loss	—	28,995	(28,995)	(100)%
Business transition costs	3,833	2,253	1,580	70%

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

Sales, marketing and administrative expenses decreased by $1.7 million, or 1%, during the three months ended March 31, 2019, compared to the same period in 2018. The decrease during the three months ended March 31, 2019 is primarily due to non-recurring consulting fees associated with the implementation of our state tax-planning strategy during the three months ended March 31, 2018, offset by increased legal fees due to the ongoing litigation with a former Board member and his current employer related to various matters, including infringement of our intellectual property, and increased stock-based compensation expense due to fair value increases to certain awards that we mark-to-market every quarter during the three months ended March 31, 2019, as compared to the same period in 2018.

Sales, marketing and administrative expenses as a percentage of revenue decreased during the three months ended March 31, 2019, compared to the same period in 2018. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

Research and Development

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other shareowner related expenses. In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform and our comprehensive product portfolio. We have also acquired complementary and strategic assets and technology, particularly in the area of spinal hardware products. We continue to invest in research and development programs.

Research and development expense increased by $3.1 million, or 21%, during the three months ended March 31, 2019, compared to the same period in 2018. The increase in spending is primarily due to increased headcount and increased spending for further enhancement and functionality of our current and future product offerings, including Pulse, our surgical automation platform which we expect to commercially launch in 2019.

Research and development costs as a percentage of revenue remained constant during the three months ended March 31, 2019 compared to the same period in 2018. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

Litigation Liability Loss

During the three months ended March 31, 2018, we recorded an estimated loss contingency in the amount of $29.0 million as a current litigation liability in the Unaudited Consolidated Balance Sheet related to our litigation matter with Madsen Medical, Inc. In May 2018, we settled our ongoing litigation with Madsen Medical, Inc. for $27.8 million. We paid the settlement amount and no longer have any remaining liability related to this matter as of March 31, 2019. See Note 11 to the Unaudited Consolidated Financial Statements for further discussion.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

We incurred $3.8 million of such costs during the three months ended March 31, 2019, which consisted primarily of acquisition, integration and business transition activities, but also includes $0.4 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

We incurred $2.3 million of such costs during the three months ended March 31, 2018, which consisted primarily of acquisition, integration and business transition activities, but also includes $0.1 million, of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	March 31,
(in thousands, except %)	2019	2018	$ Change	% Change
Three Months Ended
Interest income	$409	$134	275	205%
Interest expense	(9,513)	(9,467)	(46)	0%
Other (expense) income, net	(366)	(9,703)	9,337	(96)%
Total interest and other expense, net	$(9,470)	$(19,036)	$9,566	(50)%

Other (expense) income, net for the three months ended March 31, 2019 decreased $9.3 million compared to the same period in 2018 primarily due to an impairment charge of $9.0 million on a strategic investment during the three months ended March 31, 2018 and a decrease in the net loss pro rata allocation from our equity method investments.

Total interest and other expense, net for the periods presented also included gains and losses from derivative instruments and foreign currency impacts on settled receivables and payables.

Income Tax Expense (Benefit)

	March 31,
(in thousands, except %)	2019	2018
Three Months Ended
Income tax expense (benefit)	$1,317	$(10,126)
Effective income tax rate	12%	27%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 12% for the three months ended March 31, 2019 compared with an income tax benefit of 27% for the three months ended March 31, 2018. The decreased rate for the three months ended March 31, 2019 was primarily due to increased tax benefits associated with share-based payments and a decrease in the valuation allowance associated with our deferred tax assets. This was offset by an increase in limitations on deductions for certain executive officer compensation and the inclusion of global intangible low-taxed income.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and continuous international expansions of our business. Our cash flow from operations and growing operations should continue to fund the ongoing core business.  As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. In the event that we are required to access the debt market, we should be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market in light of those earning levels.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. At March 31, 2019, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $38.3 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States.  As of March 31, 2019, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $42.7 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls.  Specifically, we have operations and/or sales in Puerto Rico, Brazil, Argentina and Venezuela. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

Cash and cash equivalents were $93.4 million and $117.8 million at March 31, 2019 and December 31, 2018, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The decrease in liquidity during the three months ended March 31, 2019 of $24.4 million was mainly driven by $33.9 million in cash used for purchases of property and equipment, $8.2 million in cash used on treasury stock purchases, $6.8 million in cash used for strategic investments and intangible assets, and $1.4 million in cash used for payments of contingent consideration, offset by $24.5 million cash inflow from operations. At March 31, 2019, we have cash totaling $2.4 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $24.5 million for the three months ended March 31, 2019, compared to $36.4 million for the same period in 2018. The $11.9 million decrease in cash provided by operating activities was primarily due to decreased operational cash flows in 2019 related to timing of spending and cash receipts.

Cash Flows from Investing Activities

Cash used in investing activities was $40.8 million for the three months ended March 31, 2019, compared to $83.6 million used for the same period in 2018. The $42.8 million decrease in cash used in investing activities was primarily due to a decrease of $47.6 million in cash used for business combinations, strategic investments and intangible assets, offset by a $4.8 million increase in cash used for purchases of property and equipment and during the three months ended March 31, 2019, as compared to the same period in 2018.

Cash Flows from Financing Activities

Cash used in financing activities was $8.1 million for the three months ended March 31, 2019, compared to $44.1 million cash provided by for the same period in 2018. The $52.2 million decrease in cash provided by financing activities was primarily due to a net draw on the line of credit for $55.0 million during the three months ended March 31, 2018.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $8.2 million during the three months ended March 31, 2019. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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
We did not carry any outstanding revolving loans under the 2017 Facility as of March 31, 2019 and December 31, 2018.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2019, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2019, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2019. Based on such evaluation, our management has concluded that as of March 31, 2019, the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#	General Consulting and Services Agreement effective December 31, 2018 between the Company and Stephen Rozow
10.2#	Separation Agreement and General Release dated December 31, 2018 between the Company and Stephen Rozow
10.3#	Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement effective December 31, 2018 between the Company and Stephen Rozow
10.4#	General Consulting and Services Agreement effective June 28, 2018 between the Company and Joan Stafslien
10.5#	Separation Agreement and General Release dated June 28, 2018 between the Company and Joan Stafslien
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date: May 1, 2019	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: May 1, 2019	By:	/s/ Rajesh J. Asarpota
Rajesh J. Asarpota
Executive Vice President and Chief Financial Officer