Form 10-Q
period 2019-09-30
NUVASIVE INC
filed 2019-10-30
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

As of October 28, 2019 there were 52,073,661 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$163,399	$117,840
Accounts receivable, net of allowances of $16,444 and $16,171, respectively	203,611	196,487
Inventory, net	308,893	273,244
Prepaid income taxes	20,328	16,905
Prepaid expenses and other current assets	14,610	13,733
Total current assets	710,841	618,209
Property and equipment, net	263,135	238,841
Intangible assets, net	214,492	252,048
Goodwill	560,744	561,366
Operating lease right-of-use assets	67,128	—
Deferred tax assets	4,023	5,263
Restricted cash and investments	2,395	2,395
Other assets	17,094	29,737
Total assets	$1,839,852	$1,707,859
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$105,944	$105,877
Contingent consideration liabilities	7,774	7,560
Accrued payroll and related expenses	66,044	59,960
Operating lease liabilities	5,792	—
Litigation liabilities	2,065	1,415
Income tax liabilities	5,496	4,648
Total current liabilities	193,115	179,460
Senior convertible notes	617,992	602,526
Deferred and income tax liabilities	13,491	4,964
Operating lease liabilities	72,713	—
Other long-term liabilities	65,927	86,384
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at September 30, 2019 and December 31, 2018, 57,420,854 and 56,648,077 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	62	61
Additional paid-in capital	1,421,235	1,397,829
Accumulated other comprehensive loss	(11,332)	(8,628)
Retained earnings	52,599	17,241
Treasury stock at cost; 5,354,355 shares and 5,116,496 shares at September 30, 2019 and December 31, 2018, respectively	(585,950)	(571,978)
Total equity	876,614	834,525
Total liabilities and equity	$1,839,852	$1,707,859

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2019	2018	2019	2018
Revenue
Product revenue	$260,173	$242,030	$765,377	$728,232
Service revenue	30,662	29,271	92,339	85,155
Total revenue	290,835	271,301	857,716	813,387
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	57,164	54,741	169,263	168,134
Cost of services	19,864	19,419	59,838	56,896
Total cost of revenue	77,028	74,160	229,101	225,030
Gross profit	213,807	197,141	628,615	588,357
Operating expenses:
Sales, marketing and administrative	152,887	141,211	450,816	433,635
Research and development	18,143	15,254	53,271	44,601
Amortization of intangible assets	12,596	12,349	38,498	37,402
Purchase of in-process research and development	—	8,913	—	8,913
Litigation liability loss	—	—	—	27,800
Business transition costs	(333)	1,443	5,146	7,694
Total operating expenses	183,293	179,170	547,731	560,045
Interest and other expense, net:
Interest income	620	130	1,356	380
Interest expense	(9,654)	(9,035)	(28,817)	(28,458)
Other (expense) income, net	(5,696)	4,239	(6,053)	(7,843)
Total interest and other expense, net	(14,730)	(4,666)	(33,514)	(35,921)
Income (loss) before income taxes	15,784	13,305	47,370	(7,609)
Income tax (expense) benefit	(4,774)	2,618	(12,012)	7,931
Consolidated net income	$11,010	$15,923	$35,358	$322

Net income per share:
Basic	$0.21	$0.31	$0.68	$0.01
Diluted	$0.21	$0.30	$0.67	$0.01
Weighted average shares outstanding:
Basic	52,057	51,439	51,901	51,341
Diluted	53,056	53,189	52,667	52,296

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2019	2018	2019	2018
Consolidated net income	$11,010	$15,923	$35,358	$322
Other comprehensive loss:
Translation adjustments, net of tax	(2,780)	(1,318)	(2,704)	(3,261)
Other comprehensive loss	(2,780)	(1,318)	(2,704)	(3,261)
Total consolidated comprehensive income (loss)	$8,230	$14,605	$32,654	$(2,939)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
(unaudited)	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2018	56,648	$61	$1,397,829	$(8,628)	$17,241	(5,116)	$(571,978)	$834,525
Issuance of common stock under employee and director equity option and purchase plans	399	—	202	—	—	(146)	(8,379)	(8,177)
Stock-based compensation expense	—	—	4,766	—	—	—	—	4,766
Issuance of common stock in connection with royalty milestone achievement	72	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	9,386	—	—	9,386
Other comprehensive loss	—	—	—	(494)	—	—	—	(494)
Balance at March 31, 2019	57,119	$61	$1,402,797	$(9,122)	$26,627	(5,262)	$(580,357)	$840,006
Issuance of common stock under employee and director equity option and purchase plans	238	1	4,315	—	—	(66)	(3,952)	364
Stock-based compensation expense	—	—	6,822	—	—	—	—	6,822
Consolidated net income	—	—	—	—	14,962	—	—	14,962
Other comprehensive income	—	—	—	570	—	—	—	570
Balance at June 30, 2019	57,357	$62	$1,413,934	$(8,552)	$41,589	(5,328)	$(584,309)	$862,724
Issuance of common stock under employee and director equity option and purchase plans	64	—	—	—	—	(26)	(1,641)	(1,641)
Stock-based compensation expense	—	—	7,096	—	—	—	—	7,096
Consolidated net income	—	—	—	—	11,010	—	—	11,010
Consideration paid in excess of non-controlling interests	—	—	205	—	—	—	—	205
Other comprehensive loss	—	—	—	(2,780)	—	—	—	(2,780)
Balance at September 30, 2019	57,421	$62	$1,421,235	$(11,332)	$52,599	(5,354)	$(585,950)	$876,614

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'	Controlling	Total
(unaudited)	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2017	56,164	$60	$1,363,549	$(6,933)	$4,762	(5,002)	$(565,867)	$795,571	$3,845	$799,416
Issuance of common stock under employee and director equity option and purchase plans	172	—	2,012	—	—	(76)	(3,833)	(1,821)	—	(1,821)
Stock-based compensation expense	—	—	5,419	—	—	—	—	5,419	—	5,419
Consolidated net loss	—	—	—	—	(27,132)	—	—	(27,132)	—	(27,132)
Consideration paid in excess of non-controlling interests	—	—	(12,221)	—	—	—	—	(12,221)	—	(12,221)
Non-controlling interests	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Other comprehensive income	—	—	—	2,579	—	—	—	2,579	—	2,579
Balance at March 31, 2018	56,336	$60	$1,358,759	$(4,354)	$(22,370)	(5,078)	$(569,700)	$762,395	$—	$762,395
Issuance of common stock under employee and director equity option and purchase plans	176	1	5,830	—	—	(17)	(920)	4,911	—	4,911
Stock-based compensation expense	—	—	6,847	—	—	—	—	6,847	—	6,847
Consolidated net income	—	—	—	—	11,531	—	—	11,531	—	11,531
Other comprehensive loss	—	—	—	(4,522)	—	—	—	(4,522)	—	(4,522)
Balance at June 30, 2018	56,512	$61	$1,371,436	$(8,876)	$(10,839)	(5,095)	$(570,620)	$781,162	$—	$781,162
Issuance of common stock under employee and director equity option and purchase plans	55	—	885	—	—	(19)	(1,229)	(344)	—	(344)
Stock-based compensation expense	—	—	7,636	—	—	—	—	7,636	—	7,636
Issuance of common stock in connection with royalty milestone achievement	—	—	562	—	—	—	—	562	—	562
Consolidated net income	—	—	—	—	15,923	—	—	15,923	—	15,923
Other comprehensive loss	—	—	—	(1,318)	—	—	—	(1,318)	—	(1,318)
Balance at September 30, 2018	56,567	$61	$1,380,519	$(10,194)	$5,084	(5,114)	$(571,849)	$803,621	$—	$803,621

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
(unaudited)	2019	2018
Operating activities:
Consolidated net income	$35,358	$322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,245	96,409
Purchase of in-process research and development	—	8,913
Amortization of non-cash interest	15,853	14,986
Stock-based compensation	20,447	22,062
Reserves on current assets	11,539	11,116
Net loss on strategic investments	4,767	3,867
Other non-cash adjustments	8,733	16,560
Deferred income taxes	9,810	(9,938)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,645)	8,622
Inventory	(45,571)	(33,491)
Prepaid expenses and other current assets	(2,499)	(1,047)
Accounts payable and accrued liabilities	7,378	21,400
Accrued payroll and related expenses	4,108	(9,566)
Litigation liability	650	166
Income taxes	(2,588)	108
Net cash provided by operating activities	160,585	150,489
Investing activities:
Acquisitions and investments	(4,100)	(52,555)
Purchases of intangible assets	(7,501)	(7,682)
Purchases of property and equipment	(94,430)	(78,405)
Net cash used in investing activities	(106,031)	(138,642)
Financing activities:
Proceeds from the issuance of common stock	3,888	5,563
Purchases of treasury stock	(13,343)	(2,817)
Payment of contingent consideration	(809)	(18,700)
Proceeds from revolving line of credit	—	100,000
Repayments on revolving line of credit	—	(95,000)
Other financing activities	2,283	(236)
Net cash used in financing activities	(7,981)	(11,190)
Effect of exchange rate changes on cash	(1,014)	(1,349)
Increase (decrease) in cash, cash equivalents and restricted cash	45,559	(692)
Cash, cash equivalents and restricted cash at beginning of period	120,235	78,198
Cash, cash equivalents and restricted cash at end of period	$165,794	$77,506

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$163,399	$75,112
Restricted cash	2,395	2,394
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$165,794	$77,506

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

In July 2019, the Company commercially launched Pulse, a combined hardware and software technology platform designed to achieve surgical efficiencies via real-time feedback to aid in clinical decision-making and to optimize the procedural workflow in the operating room. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture incorporates applications for neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging with LessRay radiation reduction, 2D and 3D imaging navigation, and integration with robotics and other smart tools. Certain applications of the Pulse platform remain under development.

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company will adopt ASU 2016-13 on January 1, 2020, and does not expect a material impact to its Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (“ASU 2017-04”), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company will adopt ASU 2017-04 on January 1, 2020 and does not expect a material impact to its Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company will adopt ASU 2018-13 on January 1, 2020 and does not expect a material impact to its Consolidated Financial Statements.

In September 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangible – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), which requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Under the new guidance, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company will adopt ASU 2018-15 on January 1, 2020 and does not expect a material impact to its Consolidated Financial Statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 – Leases, which introduced a new comprehensive lease accounting model. The standard effectively replaced Accounting Standards Codification 840 with Accounting Standards Codification 842 (“ASC 842”). In summary, the changes to the guidance for lease accounting under ASC 842 requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months on the Consolidated Balance Sheet. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements.

The Company adopted ASC 842 as of January 1, 2019, electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company elected the package of practical expedients permitted under the transition guidance. As a result of the adoption, the Company recorded right-of-use assets and liabilities of $62.8 million and $75.1 million, respectively, and their corresponding deferred tax assets and liabilities on its Unaudited Consolidated Balance Sheet as of January 1, 2019. The adoption had no cumulative impact to retained earnings. See Note 10 to the Unaudited Consolidated Financial Statements for further discussion on leases.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (“ASU 2017-11”), which changed the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update are applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. The Company adopted ASU 2017-11 as of January 1, 2019. The adoption did not have any significant impact on the Company’s Unaudited Consolidated Financial Statements.

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

Inventory

Net inventory as of September 30, 2019 consisted of $292.8 million of finished goods, $8.6 million of work in progress and $7.5 million of raw materials. Net inventory as of December 31, 2018 consisted of $259.4 million of finished goods, $5.0 million of work in progress and $8.8 million of raw materials.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $11.3 million and $8.6 million at September 30, 2019 and December 31, 2018, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $7.3 million and $20.6 million for the three and nine months ended September 30, 2019, respectively, and $6.5 million and $18.9 million for the three and nine months ended September 30, 2018, respectively. The majority of the Company’s shipping costs are related to the distribution of surgical instrument sets, which are not typically sold as part of the Company’s core sales offering. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities.

The Company incurred $(0.3) million and $5.1 million of such costs during the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, such costs consisted primarily of $(0.5) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. For the nine months ended September 30, 2019, such costs included acquisition, integration and business transition activities, as well as $1.4 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

The Company incurred $1.4 million and $7.7 million of such costs during the three and nine months ended September 30, 2018, respectively, which consisted primarily of acquisition, integration and business transition activities, as well as $0.7 million and $1.5 million, respectively, of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net Income Per Share

The following table sets forth the computation of basic and diluted consolidated net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$11,010	$15,923	$35,358	$322
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	52,057	51,439	51,901	51,341
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	17	41	15	37
Restricted stock units	516	1,059	596	701
Senior Convertible Notes	466	650	155	217
Weighted average common shares outstanding for diluted	53,056	53,189	52,667	52,296
Basic net income per share	$0.21	$0.31	$0.68	$0.01
Diluted net income per share	$0.21	$0.30	$0.67	$0.01

The following weighted-average outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Stock options, employee stock purchase plan, and restricted stock units	10	11	111	198
Warrants	10,865	10,865	10,865	10,865
Senior Convertible Notes	—	—	7,244	7,244
Total	10,875	10,876	18,220	18,307

3.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(0.8) million and $(1.0) million for the three and nine months ended September 30, 2019, respectively, and $(0.9) million and $(3.4) million for the three and nine months ended September 30, 2018, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of September 30, 2019 and December 31, 2018 a notional principal amount of $34.5 million and $26.8 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $0.7 million for both the three and nine months ended September 30, 2019 and $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was de minimis and $(0.3) million as of September 30, 2019 and December 31, 2018, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

Fair Value Measurements

The Company measures certain assets and liabilities in accordance with authoritative guidance, which requires fair value measurements be classified and disclosed in one of the following three categories:

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent obligations are measured at fair value on a recurring basis. As of September 30, 2019 and December 31, 2018, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
September 30, 2019:
Cash equivalents:
Money market funds	$100,983	$100,983	$—	$—
Total cash equivalents	$100,983	$100,983	$—	$—

December 31, 2018:
Cash equivalents:
Money market funds	$56,000	$56,000	$—	$—
Total cash equivalents	$56,000	$56,000	$—	$—

The carrying amounts of certain financial instruments such as cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2019 and December 31, 2018 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at September 30, 2019 and December 31, 2018, was $767.4 million and $684.8 million, respectively. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the notes.

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

Contingent consideration liabilities were $50.4 million as of September 30, 2019 and December 31, 2018 and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2019	2018
Fair value measurement at beginning of period	$50,410	$67,941
Contingent consideration liability recorded upon acquisition	—	6,663
Change in fair value measurement	1,435	1,539
Changes resulting from foreign currency fluctuations	(60)	17
Contingent consideration paid or settled	(1,435)	(19,000)
Fair value measurement at end of period	$50,350	$57,160

During the nine months ended September 30, 2018, the Company paid $19.0 million in outstanding milestone obligations associated with the LessRay acquisition, of which $9.0 million related to the achievement of a commercial milestone, and $10.0 million related to the achievement of a regulatory approval milestone. Of the $19.0 million, $18.7 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Unaudited Consolidated Statement of Cash Flows, and the remaining $0.3 million represented fair value adjustments and is presented as a cash outflow for operating activities.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of September 30, 2019 and December 31, 2018.

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

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
September 30, 2019:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(155,527)	$116,221
Manufacturing know-how and trade secrets	13	30,774	(19,710)	11,064
Trade name and trademarks	9	25,500	(16,198)	9,302
Customer relationships	9	150,512	(72,607)	77,905
Total intangible assets subject to amortization	9	$478,534	$(264,042)	$214,492

Intangible assets not subject to amortization:
Goodwill				$560,744
Total goodwill and intangible assets, net				$775,236

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2018:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(131,730)	$140,018
Manufacturing know-how and trade secrets	13	30,814	(17,926)	12,888
Trade name and trademarks	9	25,500	(13,901)	11,599
Customer relationships	9	147,021	(59,478)	87,543
Total intangible assets subject to amortization	9	$475,083	$(223,035)	$252,048

Intangible assets not subject to amortization:
Goodwill				$561,366
Total goodwill and intangible assets, net				$813,414

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2018
Gross goodwill	$569,666
Accumulated impairment loss	(8,300)
561,366
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(622)
(622)
September 30, 2019
Gross goodwill	569,044
Accumulated impairment loss	(8,300)
$560,744

Total expense related to the amortization of intangible assets, which is recorded in both cost of revenue and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.5 million and $41.2 million for the three and nine months ended September 30, 2019, respectively, and $13.3 million and $40.2 million for the three and nine months ended September 30, 2018, respectively.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2019 is set forth in the table below:

(in thousands)
Remaining 2019	$13,515
2020	52,085
2021	50,198
2022	41,441
2023	17,684
Thereafter through 2031	39,569
Total future amortization expense	$214,492

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

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes due 2021 are as follows:

(in thousands)	September 30, 2019	December 31, 2018
2.25% Senior Convertible Notes due 2021:
Principal amount	$650,000	$650,000
Unamortized debt discount	(26,992)	(40,117)
Unamortized debt issuance costs	(5,016)	(7,357)
Total Senior Convertible Notes	$617,992	$602,526

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

The interest expense recognized on the 2021 Notes during the three months ended September 30, 2019 includes $3.7 million, $4.4 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2019 includes $11.0 million, $13.1 million and $2.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended September 30, 2018 includes $3.7 million, $4.2 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2018 includes $11.0 million, $12.5 million and $2.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016. The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. The Company did not carry any outstanding revolving loans under the 2017 Facility as of September 30, 2019 and December 31, 2018.

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

7.    Stock-Based Compensation

The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for all stock-based compensation arrangements was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Sales, marketing and administrative expense	$6,627	$10,095	$17,317	$19,539
Research and development expense	1,064	863	2,716	2,201
Cost of revenue	138	110	414	322
Stock-based compensation expense before taxes	7,829	11,068	20,447	22,062
Related income tax benefits	(1,957)	(2,767)	(5,112)	(5,516)
Stock-based compensation expense, net of taxes	$5,872	$8,301	$15,335	$16,546

At September 30, 2019, there was $46.4 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 64,000 and 675,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2019, respectively, and issued approximately 190,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2018.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ESPP
Volatility	37%	28%	37%	32%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	2.4%	2.1%	2.5%	1.6%
Expected dividend yield	—%	—%	—%	—%

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

The Company has not granted any options since 2011. There were no options exercised during the three months ended September 30, 2019. The Company issued approximately 18,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the nine months ended September 30, 2019 and issued approximately 128,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2018.

8.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2019, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: net windfalls on share-based payments, return to provision adjustments and the revaluation of deferred taxes based on changes in tax rates. The Company’s effective tax rate recorded for the nine months ended September 30, 2019 was 25%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $1.0 million during the nine months ended September 30, 2019, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.6 million of its remaining unrecognized tax positions may be recognized within the next twelve months due to potential tax settlements and as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

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

Revenue by product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Spinal hardware	$214,190	$193,626	$623,962	$581,587
Surgical support	76,645	77,675	233,754	231,800
Total revenue	$290,835	$271,301	$857,716	$813,387

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2019	2018	2019	2018	2019	2018
United States	$233,676	$221,318	$692,617	$661,570	$217,545	$200,404
International (excludes Puerto Rico)	57,159	49,983	165,099	151,817	45,590	38,437
Total	$290,835	$271,301	$857,716	$813,387	$263,135	$238,841

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Unaudited Consolidated Balance Sheet. Instead, the Company recognizes lease expense for these leases on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $2.4 million as of September 30, 2019.

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

The Company has future lease payment obligations of approximately $59.9 million related to corporate office facilities that are in the process of being built-out prior to being leased. The lease liabilities and the corresponding right-of-use assets associated with these lease obligations will be recorded upon the commencement date of the lease.

The table below summarizes the Company’s right-of-use assets and lease liabilities as of September 30, 2019:

(in thousands)	September 30, 2019
Assets
Operating	$67,128
Financing	1,074
Total leased assets	$68,202

Liabilities
Current:
Operating	$5,792
Financing	508
Long-term:
Operating	72,713
Financing	684
Total lease liabilities	$79,697

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	12.6
Weighted-average remaining lease term (years) - finance leases	2.2
Weighted-average discount rate - operating leases	7.3%
Weighted-average discount rate - finance leases	5.2%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations during the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except years and rates)	2019	2019
Lease expense:
Operating lease expense	$3,043	$8,829
Finance lease expense:
Depreciation of right-of-use assets	99	296
Interest expense on lease liabilities	12	38
Total lease expense	$3,154	$9,163

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$3,132	$9,304
Operating cash flows used for financing leases	12	38
Financing cash flows used for financing leases	96	281
Total cash paid for amounts included in the measurement of lease liabilities	$3,240	$9,623

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$6,757	$84,362

The Company’s future minimum annual lease payments under operating and financing leases at September 30, 2019 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2019	$140	$2,851
2020	561	10,750
2021	462	10,231
2022	114	9,767
2023	—	9,511
Thereafter	—	82,511
Total minimum lease payments	$1,277	$125,621
Less: amount representing interest	(85)	(47,116)
Present value of obligations under leases	1,192	78,505
Less: current portion	(508)	(5,792)
Long-term lease obligations	$684	$72,713

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At September 30, 2019, future commitments for such key executives were approximately $16.2 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

An estimated loss contingency is accrued in the Company’s financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it has adequately accrued an amount for contingent liabilities currently in existence. The Company does not accrue amounts for liabilities that it does not believe are probable. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

12.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation. As of September 30, 2019, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

In July 2019, we commercially launched Pulse, a combined hardware and software technology platform designed to achieve surgical efficiencies via real-time feedback to aid in clinical decision-making and to optimize the procedural workflow in the operating room. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture incorporates applications for neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging with LessRay radiation reduction, 2D and 3D imaging navigation, and integration with robotics and other smart tools. Certain applications of the Pulse platform remain under development.

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

Results of Operations

Revenue

	September 30,
(in thousands, except %)	2019	2018	$ Change	% Change
Three Months Ended
Revenue
Spinal hardware	$214,190	$193,626	$20,564	11%
Surgical support	76,645	77,675	(1,030)	(1)%
Total revenue	$290,835	$271,301	$19,534	7%
Nine Months Ended
Revenue
Spinal hardware	$623,962	$581,587	$42,375	7%
Surgical support	233,754	231,800	1,954	1%
Total revenue	$857,716	$813,387	$44,329	5%

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

Revenue from our spinal hardware product line offerings increased $20.6 million and $42.4 million, or 11% and 7%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Product volume in spinal hardware increased our revenue by approximately 13% and 10% for the three and nine months ended September 30, 2019, respectively, offset by unfavorable pricing impacts of approximately 2% for both the three and nine months ended September 30, 2019, compared to the same periods in 2018. Foreign currency fluctuation had an insignificant impact on revenue from spinal hardware for the three months ended September 30, 2019 and decreased our spinal hardware revenue by approximately 1% for the nine months ended September 30, 2019, compared to the same periods in 2018.

Revenue from our surgical support product line offerings decreased $1.0 million, or 1%, during the three months ended September 30, 2019, and increased $2.0 million, or 1%, during the nine months ended September 30, 2019, compared to the same periods in 2018. Product and service volume in surgical support had an insignificant impact on revenue for the three months ended September 30, 2019 and increased our revenue by approximately 2% for the nine months ended September 30, 2019, offset by unfavorable pricing impacts of approximately 1% for both the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the periods presented.

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2019	2018	$ Change	% Change
Three Months Ended
Cost of revenue	$77,028	$74,160	$2,868	4%
% of total revenue	26%	27%
Nine Months Ended
Cost of revenue	$229,101	$225,030	$4,071	2%
% of total revenue	27%	28%

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

Cost of revenue increased $2.9 million and $4.1 million, or 4% and 2%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Cost of revenue for our business increased primarily due to growth in volume, changes in product mix, and shifts in production costs, offset by favorable manufacturing absorption from in-sourced products and improved throughput and plant efficiencies during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

Cost of revenue as a percentage of revenue decreased during the three and nine months ended September 30, 2019 compared to the same periods in 2018. On a long-term basis, we expect cost of revenue, as a percentage of revenue, to decrease moderately due to our manufacturing insourcing efforts.

Operating Expenses

	Three Months Ended
	September 30,
(in thousands, except %)	2019	2018	$ Change	% Change
Sales, marketing and administrative	$152,887	$141,211	$11,676	8%
% of total revenue	53%	52%
Research and development	18,143	15,254	2,889	19%
% of total revenue	6%	6%
Amortization of intangible assets	12,596	12,349	247	2%
Purchase of in-process research and development	—	8,913	(8,913)	(100)%
Business transition costs	(333)	1,443	(1,776)	(123)%

	Nine Months Ended
	September 30,
(in thousands, except %)	2019	2018	$ Change	% Change
Sales, marketing and administrative	$450,816	$433,635	$17,181	4%
% of total revenue	53%	53%
Research and development	53,271	44,601	8,670	19%
% of total revenue	6%	5%
Amortization of intangible assets	38,498	37,402	1,096	3%
Purchase of in-process research and development	—	8,913	(8,913)	(100)%
Litigation liability loss	—	27,800	(27,800)	(100)%
Business transition costs	5,146	7,694	(2,548)	(33)%

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

Sales, marketing and administrative expenses increased by $11.7 million and $17.2 million, or 8% and 4%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase during the three and nine months ended September 30, 2019 is primarily due to increased shareowner compensation and expenses associated with increased headcount, as well as expenses that increase as a function of the increase in revenue and international expansion, such as equipment, freight, and facility related expenses, as compared to the same periods in 2018. Additionally, during the three and nine months ended September 30, 2019, there was an increase in expenses associated with our compliance efforts with the European medical device regulation, and legal expenses, primarily due to the ongoing litigation with a former Board member and his current employer related to various matters, including infringement of our intellectual property. These costs were partially offset by decreased stock-based compensation expense during the three and nine months ended September 30, 2019, due to higher fair value adjustments in 2018 to certain equity awards that we revalue on a quarterly basis, and decreases in non-recurring consulting fees associated with the implementation of our state tax-planning strategy, which occurred during the nine months ended September 30, 2018.

Sales, marketing and administrative expenses as a percentage of revenue increased during the three months ended September 30, 2019, and remained constant during the nine months ended September 30, 2019, compared to the same periods in 2018. On a long-term basis, we expect total sales, marketing and administrative costs, as a percentage of revenue, to decrease moderately. To date, foreign currency fluctuations have not materially impacted our sales, marketing, and administrative expense.

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

Research and development expense increased by $2.9 million and $8.7 million, or 19%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in spending is primarily due to increased headcount and increased spending for further enhancement and functionality of our current and future product offerings, including Pulse.

Research and development costs as a percentage of revenue remained constant during the three months ended September 30, 2019 and increased during the nine months ended September 30, 2019, compared to the same periods in 2018. On a long-term basis, we expect total research and development costs as a percentage of revenue to increase moderately in support of our ongoing development and regulatory approval efforts.

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

We incurred $(0.3) million and $5.1 million of such costs during the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, such costs consisted primarily of $(0.5) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions. For the nine months ended September 30, 2019, such costs included acquisition, integration and business transition activities, as well as $1.4 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

We incurred $1.4 million and $7.7 million of such costs during the three and nine months ended September 30, 2018, respectively, which consisted primarily of acquisition, integration and business transition activities, as well as $0.7 million and $1.5 million, respectively, of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	September 30,
(in thousands, except %)	2019	2018	$ Change	% Change
Three Months Ended
Interest income	$620	$130	$490	377%
Interest expense	(9,654)	(9,035)	(619)	7%
Other (expense) income, net	(5,696)	4,239	(9,935)	(234)%
Total interest and other expense, net	$(14,730)	$(4,666)	$(10,064)	216%
Nine Months Ended
Interest income	$1,356	$380	$976	257%
Interest expense	(28,817)	(28,458)	(359)	1%
Other expense, net	(6,053)	(7,843)	1,790	(23)%
Total interest and other expense, net	$(33,514)	$(35,921)	$2,407	(7)%

Other (expense) income, net included losses of $4.8 million recognized on strategic investments during the three and nine months ended September 30, 2019. Other (expense) income, net included gains of $5.1 million and net losses of $3.9 million recognized on strategic investments during the three and nine months ended September 30, 2018, respectively.

Total interest and other expense, net for the periods presented also included gains and losses from derivative instruments and foreign currency impacts on settled receivables and payables.

Income Tax Expense (Benefit)

	September 30,
(in thousands, except %)	2019	2018
Three Months Ended
Income tax expense (benefit)	$4,774	$(2,618)
Effective income tax rate	30%	20%
Nine Months Ended
Income tax expense (benefit)	$12,012	$(7,931)
Effective income tax rate	25%	104%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 30% for the three months ended September 30, 2019 compared with a tax benefit of 20% for the same period in 2018. The taxable rate on pre-tax earnings during the three months ended September 30, 2019 was higher than the benefit rate on pre-tax earnings for same period in 2018 primarily due to an increase in disallowed costs associated with officer compensation, the United States inclusion of global intangible low-taxed income and the prior year release of uncertain tax position reserves as a result of the expiration of statute of limitations, offset by an increase in the release of valuation allowances and higher research and development credits.

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 25% for the nine months ended September 30, 2019 compared with a tax benefit of 104% for the same period in 2018. The taxable rate on pre-tax earnings during the nine months ended September 30, 2019 was lower than the benefit rate on pre-tax losses for the same period in 2018 primarily due to an increase in disallowed costs associated with officer compensation, the United States inclusion of global intangible low-taxed income and the prior year release of uncertain tax position reserves as a result of the expiration of statute of limitations, offset by an increase in the release of valuation allowances, higher research and development credits and an increase in windfall tax benefits on share-based payments.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, the evolution of our globalization initiative, and international expansions of our business. We expect our cash flows from operations to continue to fund the ongoing core business. As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. In the event that we are required to access the debt market, we should be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market in light of those earning levels.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of September 30, 2019, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $40.4 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States. As of September 30, 2019, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $45.7 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

On August 28, 2017, we entered into a 17 year operating lease agreement for the purpose of expanding and restructuring our corporate headquarters in San Diego, California, from approximately 145,000 square feet to approximately 252,000 square feet. The lease and its terms supersede the existing lease agreement with respect to the currently occupied office buildings comprising our corporate headquarters. The renovation and expansion of the corporate headquarters is expected to be completed in three phases over a period of two years. The rental payments associated with the lease will total approximately $174.4 million over the 17 year term of the lease. Rental payments escalate annually at 3% for the term of the lease upon the anniversary of completion of each phase of expansion.

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. We anticipate the remaining sales-based milestones will become payable at varying times between 2023 and 2024.

Cash and cash equivalents were $163.4 million and $117.8 million at September 30, 2019 and December 31, 2018, respectively. We believe that our existing cash, cash equivalents, marketable securities and available liquidity will be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we also have the ability to fund these from our existing line of credit if necessary. The increase in liquidity during the nine months ended September 30, 2019 of $45.6 million was mainly driven by $160.6 million in cash provided from operations, offset by $94.4 million in cash used for purchases of property and equipment, $13.3 million in cash used on treasury stock purchases, and $11.6 million in cash used for strategic investments and intangible assets. At September 30, 2019, we have cash totaling $2.4 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows from Operating Activities

Cash provided by operating activities was $160.6 million for the nine months ended September 30, 2019, compared to $150.5 million for the same period in 2018. The $10.1 million increase in cash provided by operating activities was primarily due to increased operational cash flows in 2019 related to timing of spending and cash receipts.

Cash Flows from Investing Activities

Cash used in investing activities was $106.0 million for the nine months ended September 30, 2019, compared to $138.6 million used for the same period in 2018. The $32.6 million decrease in cash used in investing activities was primarily due to a decrease of $48.6 million in cash used for business combinations, strategic investments and intangible assets, offset by a $16.0 million increase in cash used for purchases of property and equipment during the nine months ended September 30, 2019, as compared to the same period in 2018.

Cash Flows from Financing Activities

Cash used in financing activities was $8.0 million for the nine months ended September 30, 2019, compared to $11.2 million used for the same period in 2018. The $3.2 million decrease in cash used in financing activities was primarily due to decreased contingent consideration payments of $17.9 million, offset by increased treasury stock purchases of $10.5 million during the nine months ended September 30, 2019, compared to the same period in 2018, and a net draw of $5.0 million under our revolving senior credit facility during the nine months ended September 30, 2018.

Treasury stock purchases related to equity award vesting and stock option exercises totaled $13.3 million during the nine months ended September 30, 2019. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016. The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. We did not carry any outstanding revolving loans under the 2017 Facility as of September 30, 2019 and December 31, 2018.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2019, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2019. Based on such evaluation, our management has concluded that as of September 30, 2019, the Company’s disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

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

NUVASIVE, INC.

Date: October 30, 2019	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: October 30, 2019	By:	/s/ Rajesh J. Asarpota
Rajesh J. Asarpota
Executive Vice President and Chief Financial Officer