Form 10-K
period 2019-12-31
NUVASIVE INC
filed 2020-02-20
CIK 1142596

fv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.0 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019), based upon the closing sale price for the registrant’s common stock on that day as reported by the Nasdaq Global Select Market. Shares of common stock held by each officer and director on June 30, 2019 have been excluded in that such persons may be deemed to be affiliates.

As of February 18, 2020, there were 52,148,804 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to portions of the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission not later than 120 days after December 31, 2019.

NuVasive, Inc.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2019

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

•	our intentions, beliefs and expectations regarding our operations, sales, expenses and future financial performance;
•	our operating results;
•	our plans for future products and enhancements of existing products;
•	anticipated growth and trends in our business;
•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•	our belief that our cash and cash equivalents and investments and access to our revolving line of credit will be sufficient to satisfy our anticipated cash requirements;
•	our expectations regarding our revenues, customers and distributors;
•	our expectations regarding our costs, suppliers, and self-manufacturing;
•	our beliefs and expectations regarding our market penetration and expansion efforts;
•	our expectations regarding the benefits and integration of acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;
•	our anticipated trends and challenges in the markets in which we operate; and
•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Annual Report and the documents incorporated by reference to this Annual Report. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1(A) under the heading “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference to this Annual Report. Readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any forward-looking statements to reflect new information, future events or circumstances or otherwise, except as required by law. This Annual Report and the documents incorporated by reference to this Annual Report also contain estimates, projections and other information concerning our industry, our business, and the markets for certain medical conditions and procedures. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

This Annual Report and the documents incorporated by reference into this Annual Report refer to trademarks, such as Absolute Responsiveness®, Advanced Materials Science®, Acuity®, Affix®, Armada®, AttraX®, Back Pact®, Bendini®, Better Back Alliance®, Better Insight. Better Decisions. Better Medicine®, Brigade®, CerPass®, COALESCE®, COHERE®, CoRoent®, Creative Spine Technology®, DBR®, Embody™, Embrace™, ExtenSure®, Formagraft®, Gradient Plus®, Halo®, iGA®, ILIF®, InStim™, LessRay®, Leverage®, MAGEC®, MAGEC-EOS™, MAS®, MaXcess®, Modulus®, NeoDisc™, Nerve Avoidance Leader™, NuvaLine®, NuvaMap® O.R., NuvaPlanning™, NuVasive®, NVM5®, Osteocel®, Precept®, Precice®, PROPEL®, Pulse®, Radian®, Reline®, Speed of Innovation®, SpheRx®, Surgical Intelligence™, The Better Way Back®, Traverse®, Triad®, VuePoint®, X360™, X-Core®, and XLIF®, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Item 1.Business

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally disruptive surgical products and procedurally integrated solutions for spine surgery. Our currently marketed product portfolio focuses on applications for spine fusion surgery, including ancillary products and services used to aid in the surgical procedure. Our procedurally integrated solutions use innovative, technological advancements and a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, to provide surgical efficiency, operative reliability, and procedural versatility. For the year ended December 31, 2019, we generated global revenues of $1.17 billion, including sales in more than 50 countries.

Our principal product offering includes the MAS platform, which combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes our proprietary software-driven nerve detection and avoidance systems, and Intraoperative Monitoring, or IOM, services and support offered by NuVasive Clinical Services; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. Many of our products, including the individual components of our MAS platform, can also be used in open or traditional spine surgery. Our spine surgery product line offerings, which include products for the thoracolumbar and the cervical spine, are primarily used to enable surgeon access to the spine to perform restorative and fusion procedures in a minimally disruptive fashion. To assist with surgical procedures, we offer a platform called Integrated Global Alignment, or iGA, in which products and computer assisted technology under our MAS platform help achieve more precise spinal alignment.

Our MAS platform and its related offerings are designed to provide a unique and comprehensive solution for the safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves along with intraoperative reconciliation. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS platforms and product offerings, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our neuromonitoring systems, enables innovative lateral procedures, including a procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times compared to open spine surgery.

We offer a range of implants for spinal surgery, which include our porous titanium and porous polyetheretherketone, or PEEK, implants under our Advanced Materials Science portfolio, fixation products such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our Precice limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients who have experienced traumatic injury.

We believe that offering customers a comprehensive procedural solution for spine surgery distinguishes us from traditional spine implant companies, and we have built a procedural solution for spine surgery that includes our IOM services, iGA and hardware and software technology offerings. We have also invested in the development of capital equipment designed to further improve clinical and economic outcomes through proceduralization. Our capital equipment portfolio currently consists of LessRay and Pulse. LessRay is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging with LessRay radiation reduction, 2D and 3D imaging navigation, and integration with robotics and other smart tools. Revenue from the sale or lease of capital equipment does not make up a material portion of our total revenue.

We intend to continue development on a wide variety of projects intended to broaden our MAS and other product platforms and advance the applications of our unique technology into procedurally integrated surgical solutions to improve clinical and economic outcomes. We expect to continue to invest in the Pulse platform to support a full commercial launch of the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics.

In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for surgical automation.

Our corporate headquarters is located in San Diego, California and offers a six-suite state-of-the-art cadaver operating theatre designed to accommodate the training of spine surgeons. Our location in Amsterdam, the Netherlands, serves as our international headquarters. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee, which due to its proximity to overnight third-party transporters, helps facilitate rapid delivery of our products and surgical instruments for surgeries. Additionally, our primary self-manufacturing facility, which produces spinal implants and fixation products, is located in West Carrollton, Ohio.

Our Strategy

We are a leading provider of innovative medical products that provide comprehensive solutions for the surgical treatment of spine disorders. We continue to pursue the following business strategies in order to improve our competitive position:

•

Establish our MAS Platform as the Standard of Care. We believe our MAS platform has the potential to become the standard of care for spine surgery as hospitals, providers and spine surgeons continue to recognize its many benefits and adopt our products and procedures. We also believe our MAS platform has the potential to dramatically improve the clinical results of spine surgery. Because of this belief, we dedicate significant resources to researching clinical outcomes data as well as educating spine surgeons, hospitals, and other providers and their patients on the clinical and economic benefits of our products, and we intend to continue to capitalize on the growing demand for minimally disruptive surgical procedures.

•

Continue to Develop and Introduce Procedurally Integrated Solutions and New Innovative Products. One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery products and procedures to fulfill unmet clinical needs while improving patient and economic outcomes. In the past several years, we have introduced a continual flow of new products and product enhancements. We have additional products and procedural offerings currently under development that should expand our presence in spine fusion surgery. With our comprehensive portfolio of product and service offerings, we believe we can offer our customers a comprehensive procedural solution for spine surgery that distinguishes us from traditional spine implant companies. We intend to continue to build upon our procedural solutions with new and enhanced technology offerings, as well as product line expansions. We believe through continued innovation and a focus on providing comprehensive procedural solutions for our customers, we will increase our market share while at the same time improving patient care. As part of this strategy, we must continue to protect and defend the intellectual property related to our innovative products.

•

Expand the Reach of Our Exclusive Sales Force. We believe having a sales force dedicated to selling only our products is critical to achieving continued growth across our various product lines, driving greater market penetration and increasing our revenues. In the United States, we have a sales force consisting of a mix of directly employed sales representatives and exclusive sales agents who are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly employed sales representatives, independent sales agents and territory-based distributors.

•

Provide Tailored Solutions in Response to Surgeon Needs. Responding quickly to the needs of spine surgeons is central to our culture, critical to our success, and we believe differentiates us from our competition. We solicit information and feedback from our surgeon customers and clinical advisors regarding the utility of, and potential improvements to, our products. For example, our on-site machine shop and cadaver operating theatre in our San Diego, California corporate headquarters allows us to rapidly manufacture, provide clinical training, and test and validate new product prototypes. We also maintain regional training facilities and centers for excellence in strategic locations around the globe. Continuing to remain connected and responsive to the collective voices of the surgeon community should allow us to increase our market share and drive adoption of our procedurally integrated spine solutions.

•

Selectively License or Acquire Complementary Products and Technologies and Drive our International Presence. In addition to building our company through internal product development and global expansion efforts, we intend to selectively license or acquire complementary products and technologies and enter into strategic relationships that should keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in international markets. With the 2016 acquisition of Ellipse Technologies, we offer innovative products based on the MAGEC technology platform. With this acquisition, we accelerated our entry into the pediatric and idiopathic spine deformity segment and expanded our international presence. With the 2016 acquisition of the LessRay software technology suite, we are able to help surgeons and hospital staff manage radiation exposure, without compromising intra-operative images or visual accuracy. With the acquisition of Vertera Spine in 2017, we offer porous interbody technology across both PEEK and titanium materials, thereby addressing the spectrum of surgeons’ needs and preferences for interbody implants. In 2018, we entered into a Spine Precision Partnership with Siemens Healthineers to advance operating room workflow efficiency and provide increased precision in the delivery of minimally-disruptive spine surgery technologies through the integration of our Pulse platform with Siemens Healthineers’ mobile 3D C-arm. By acquiring complementary products, entering into strategic relationships, and executing on domestic and international footprint expansion opportunities, we believe we can leverage our expertise of bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.

•

Provide Intraoperative Monitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IOM. We believe our proprietary neuromonitoring platform is a differentiator in the market and is unique in its ability to provide information about the directionality and proximity of nerves. With our acquisitions of Biotronic NeuroNetwork in 2016 and SafePassage in 2018, we have expanded the scale of our IOM services business and solidified our position as one of the largest providers of outsourced IOM services and are driving increased utilization of our neuromonitoring platform. We intend to continue to expand the utility of such platforms and broaden our IOM product and services offerings to further our value to our customers and increase adoption and usage.

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

The prescribed treatment for back or neck pain depends on the severity and duration of the disorder. Initially, physicians will prescribe non-operative, conservative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In many cases, non-operative treatment options are effective; however, some patients eventually require spine fusion surgery. The vast majority of spine fusion surgeries are performed using traditional open surgical techniques from either the front or back of the patient. These traditional open surgical approaches generally require a large incision in the patient’s abdomen or back in order to enable the surgeon to access and see the spine and surrounding area. These open procedures are invasive, lengthy and complex, and typically result in significant blood loss, extensive tissue damage and lengthy patient hospitalization and rehabilitation.

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

Although the market for procedurally integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market.

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

Our products facilitate minimally disruptive applications of the following spine surgery procedures, among others:

•	Lumbar and thoracic fusion procedures in which the surgeon approaches the spine through the patient’s back (posterior), side (lateral) or abdomen (anterior);
•	Cervical fusion procedures for either the posterior occipito-cervico-thoracic region or the anterior cervical region; and
•	Decompression, which is removal of a portion of bone or disc from over or under the nerve root to relieve pinching of the nerve.

Our MAS platform combines three product categories: our MaXcess retractors, our specialized implants and fixation products, and our neuromonitoring systems and service offerings that collectively enable surgeons to detect and navigate around nerves while directing customized access to the spine for implant delivery. In addition to our MAS platform, our comprehensive procedural solutions include our IOM services, capital equipment, iGA, and our other hardware and software technology offerings. We also offer a variety of biologics which are used to complement procedures by promoting bone fusion.

MaXcess

MaXcess retractors have a split-blade design consisting of three blades that can be positioned to customize the surgical exposure in the shape and size specific to the surgical requirements rather than the more traditional fixed tube or two-blade designs of traditional minimally invasive spine surgical systems. This split-blade design also provides customizable access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a smaller incision and less tissue disruption. The ability to use familiar instruments reduces the learning curve for our procedures and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with better direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment such as endoscopes. Over the years, we have made improvements to our MaXcess systems, including incorporating integrated neuromonitoring technology and improving the blade systems, and the MAS approach has broadened from the lumbar to the cervical and thoracic regions. Our MaXcess products are used in the cervical spine for posterior application and anterior retraction, the lumbar spine for decompressions, transforaminal lumbar interbody fusions, or TLIFs, posterior lumbar interbody fusions, or PLIFs, the thoracolumbar spine for eXtreme Lateral Interbody Fusion, or XLIFs, and the thoracic region for tumors and trauma, as well as in adult degenerative scoliosis procedures. Additionally, we also offer our X360 procedural solution that allows surgeons to conduct lateral single-position spine surgery without repositioning the patient, which enhances operating room workflow and efficiency and can reduce time under anesthesia and lower intraoperative risks for the patient.

Implants and Fixation Products

We have many implants and fixation products designed to be used with our MAS platform. Our portfolio of implants used for interbody disc height restoration include implants made from allograft, titanium, and PEEK. Our titanium and PEEK implants are available in both porous and non-porous formats and come in a variety of shapes, sizes, and lordosis options to accommodate specific approach, pathology, alignment restoration, and anatomical requirements of the patient and the particular fusion procedure. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Our fixation products, including pedicle screws, rods and plates, have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our procedures to provide stabilization of the spine. Our fixation offerings include our VuePoint, Armada, Precept and Reline posterior fixation portfolios.

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

Intraoperative Monitoring Services

Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IOM. Through our IOM services business, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the internet. Through this service, data can be analyzed in real-time by healthcare professionals for additional interpretation of intraoperative information and oversight, which we believe further improves the safety and reproducibility of the vast array of our spine surgery procedures.

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

Imaging Technology

Our LessRay system is an image enhancement platform designed to help surgeons and hospital staff manage radiation exposure associated with x-ray and other imaging technology, without compromising intraoperative images or visual accuracy. This is achieved through digital imaging processing technology that generates high-resolution images of the surgical field from low-resolution fluoroscopy (or x-ray) images. We currently offer LessRay as a standalone product but anticipate incorporating the LessRay technology into our Pulse platform in the future.

Integrated Surgical Automation Platform

Pulse is our consolidated surgical technology platform designed to comprehensively address the unique clinical and operational challenges of spine surgery. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging with LessRay radiation reduction, 2D and 3D imaging navigation, and integration with robotics and other smart tools. We expect to continue to invest in the Pulse platform to support a full commercial launch of the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics.

Biologics

Biologics are used to aid in the spinal fusion process or bone healing process. The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), and a varied offering of synthetic products and growth factors. Our allograft biologics product offerings include Osteocel Plus and Pro, a cellular bone matrix designed to mimic the biologic profile of autograft including mesenchymal stem cells and osteoprogenitor cells to aid in spinal fusion, and Propel DBM (highly moldable demineralized bone matrix putty and gel). Our synthetic biologics product offerings include Formagraft (collagen-based synthetic bone substitute) and AttraX (synthetic bone graft material delivered in putty and other forms).

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

Precice Limb Lengthening System

Limb length discrepancies, or LLDs, refer to a congenital deformity or injury resulting in one leg being shorter than the other. Large LLDs often require complex treatments including limb lengthening surgery to create equal limb length. The traditional limb lengthening surgical procedure includes the creation of a gap in the bone, or osteotomy, the attachment of wires or pins to the fractured bones, and the passing of the wires or pins through the skin to an external fixator, a scaffold-like frame that surrounds the limb. The external fixator distracts the bone when the patient or a family member manually turns the knobs on the fixator. These adjustments must be performed several times each day such that the bone is lengthened approximately one millimeter per day. Adjustments of the external fixator are very painful and associated with soft tissue disruption, disturbance of the wound healing process of the skin and soft tissue and high rates of pin site infection. In addition, traditional external fixation can result in significant psychosocial comorbidities that reduce quality of life for patients undergoing treatment, including anxiety, social disengagement, sleep disorders, depression and addiction to pain medication. The Precice LLD system uses a specialized intramedullary nail that, once surgically implanted, is lengthened using the MAGEC technology, which enables non-invasive and painless adjustments using a pre-programmed external remote controller. As a result, Precice LLD enables physicians to customize therapy to the needs of the patient over time without the need for surgical re-intervention and provides improved quality of life and satisfaction for patients in need of surgical limb lengthening.

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

International

As the spine market shifts towards minimally invasive surgery and international access to healthcare increases, it should provide us with an opportunity for accelerated growth outside the United States. Because our procedurally integrated solutions and technologies treat similar pathologies around the world, we are focused on expanding our operations in select developed and emerging international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in expanding our global infrastructure to adapt to alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our MAS surgical techniques, our surgical instruments and our implants to our international customers. We intend to continue to make targeted investments in select international markets in order to increase our commercial reach outside of the United States. Our international revenue, which excludes Puerto Rico, was $227.0 million or 19% of total revenue for the year ended December 31, 2019.

Sales and Marketing

In the United States, we currently sell our procedurally integrated solutions through a combination of exclusive and non-exclusive independent sales agents and directly-employed sales force. Each member of our United States sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales representative or an independent sales agent is made on a territory–by-territory basis, with a focus on aligning the sales team with the best skills and experience with local surgeons’ needs. Our international sales force is comprised of directly-employed sales representatives, as well as exclusive distributors and independent sales agents. Directly-employed sales representatives make up the majority of our overall sales force.

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our instruments and implants. We maintain state-of-the-art cadaver operating rooms and training facilities to help educate surgeons regarding our products at our corporate headquarters in San Diego, California. We continue to train surgeons on our lateral techniques, including XLIF and X360, our other MAS platform products which include our proprietary neuromonitoring systems, MaXcess, biologics, and specialized implants and fixation products, and our other hardware and software technology offerings. Our surgeon education program includes a Clinical Professional Development global platform, which integrates surgical training with professional development.

Manufacturing and Supply

We continued to expand our self-manufacturing capabilities in 2019 and increased production at our approximately 180,000 square foot manufacturing facility in West Carrollton, Ohio. As we increase our self-manufacturing capabilities, we will look to maintain adequate raw materials suppliers, sourcing alternatives and adequate supply to support our operations. We have identified or are in the process of identifying and qualifying additional suppliers, on a per product basis, for our highest volume products to best enable us to be able to maintain consistent supply to our customers. Our outsourcing strategy is targeted at companies that meet U.S. Food and Drug Administration, or FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded.

Our products are inspected, packaged and labeled, as needed, at our qualified suppliers or at our facilities in San Diego, Memphis, West Carrollton, and Aliso Viejo. Under our existing contracts with third-party manufacturers, we reserve the right to inspect and assure conformance of each product and product component to our specifications.

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

We rely on two suppliers for PEEK, which comprises many of our partial vertebral body replacement and interbody product lines. We also work with a limited number of suppliers for certain components of our neuromonitoring platforms, and continue to develop redundancies for critical components within those supply chains.

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

We complement this implant and instrument shipment model with field-based instrument assets. This hybrid strategy is designed to improve customer service, minimize backlogs, increase asset turns, optimize freight costs, and maximize cash flow. Our pool of surgical equipment we make available to hospitals continues to increase as we increase our product offering, expand our distribution channels and increase the market penetration of our products. These surgical instrumentation and implant sets are important to the growth of our business, and we anticipate additional investments in such assets going forward.

In certain cases, we will sell either surgical instruments, implant sets or both to our customers. While this does not constitute a material component of our business, as customer penetration and volume increases, these sales of sets allows our customers to increase the amount of surgical volume performed locally. Additionally, we offer flexibility to customers for our capital equipment by offering capital sales and leasing arrangements. We do not have a long history of selling, leasing or servicing capital equipment, and we have recently invested and intend to continue to invest in building resources and expertise in this area. Revenue from the sale or lease of capital equipment does not make up a material portion of our total revenue.

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

Patents

As of December 31, 2019, we had over 1,200 issued and pending patents world-wide, including over 600 U.S. issued patents. Our issued and pending patents cover, among other things:

•	MAS surgical access instrumentation and methodology, including our XLIF procedure and aspects thereof;
•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•	Implants and related instrumentation and targeting systems;
•	Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX;
•	Magnetic technology for non-invasive distraction of an implanted device, including the MAGEC technology platform;
•	Digital imaging processing technology that generates high resolution images of the surgical field from low resolution scans, including the LessRay technology platform;
•	Porous PEEK technology, included in our Cohere and Coalesce interbody implants; and
•	Surgical navigation and robotics technology.

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

Trademarks

As of December 31, 2019, we had over 300 trademark registrations in both domestic and foreign regions.

Competition

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. Our significant competitors are Medtronic Sofamor Danek, or Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and Zimmer Biomet Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International N.V., Alphatec Spine, and others. With respect to our neuromonitoring systems, we primarily compete with Medtronic and Cadwell Industries. Our IOM services business competes with SpecialtyCare and numerous smaller and regional neuromonitoring companies. We also face competition from physician owned distributorships, or PODs, which are medical device distributors that are owned, directly or indirectly, by physicians. However, these PODs have come under scrutiny by the U.S. Department of Health and Human Services Office of Inspector General as the associated physicians derive a portion of their revenue from selling or arranging for the sale of medical devices for use in procedures they perform on their own patients. The prevalence of these PODs may impact our ability to grow.

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

We are required to register with the FDA as a provider of such products and to list these products with the FDA and comply with its Current Good Tissue Practices for Human Cell, Tissue, and Cellular- and Tissue-Based Product Establishments. The FDA periodically inspects tissue facilities to determine compliance with these requirements. Entities that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening, donor testing, processing, and packaging and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities.

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

Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for, or to induce the referral of patients for, items or services covered by Medicare, Medicaid and certain other governmental health programs. Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), neither knowledge of the Anti-Kickback Statute nor the specific intent to violate the law is a requirement for being found in violation of such laws. Violation of the Anti-Kickback Statute may result in civil or criminal penalties and exclusion from Medicare, Medicaid and other federal healthcare programs, and now provides a basis for liability under the False Claims Act. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. We believe our operations materially comply with the anti-kickback laws; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.

Federal False Claims Act

The Federal False Claims Act (in particular its “qui tam” or “whistleblower” provisions) allows private individuals to bring actions in the name of the United States government alleging that a defendant has made false claims for payment from federal funds. In addition, various states are considering enacting or have enacted laws modeled after the Federal False Claims Act, penalizing false claims against state funds. In August 2015, we received a civil investigative demand, or CID, issued by the U.S. Department of Justice, or DOJ, pursuant to the Federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ in regards to this matter. Any adverse findings related to this investigation could result in material financial penalties.

Health Insurance Portability and Accountability Act

Under the Health Insurance Portability and Accountability Act of 1996, as was amended in 2005 and in 2009, or HIPAA, a Covered Entity  is required to adhere to certain requirements regarding the use, disclosure and security of protected health information, or PHI. In the past, HIPAA has generally affected us indirectly, as NuVasive is generally neither a Covered Entity nor a Business Associate, as further defined under HIPAA, to Covered Entities, except that our provision of IOM services through various subsidiaries may create a Business Associate relationship; additionally, we treat our Puerto Rico subsidiary as a Covered Entity. Regardless of Covered Entity status under HIPAA, in those cases where patient data is received, NuVasive is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services, or HHS, can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all required HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business.

Foreign Corrupt Practices Act

The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act, or FCPA. The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. If the United States or another foreign governmental authority were to conclude that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the DOJ. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. We are also potentially subject to the UK Bribery Act, which would also subject us to the imposition of civil and criminal fines. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

Compliance Program

A compliance program is a set of internal controls established by a company to prevent and/or detect any non-compliant activities and to address properly those issues that may be discovered. The United States government has recommended that healthcare companies, among others, develop and maintain an effective compliance program to reduce the likelihood of any such non-compliance by the company, its employees, agents and contractors. In addition, some states, such as Massachusetts and California, now require certain healthcare companies to have a formal compliance program in place in order to do business within the state. For years, we have maintained a compliance program structured to meet the requirements of the federal sentencing guidelines for an effective compliance program and the model compliance program guidance promulgated by HHS over the years. Our program includes, but is not limited to, a Code of Ethical Business Conduct, designation of a compliance officer, oversight by a designated committee of our Board of Directors, policies and procedures, a confidential disclosure method (a hotline), and conducting periodic compliance audits.

Foreign Government Regulation

Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that of the FDA, and the requirements may differ.

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

In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period, with full application of the regulation to occur in May 2020, and will replace the existing directives on medical devices in the European Union. After May 2020, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

In 2014, the Japanese government made revisions to the Pharmaceutical Affairs Law (now called PMD Act) that made significant changes to the preapproval regulatory systems. These changes have - in part - stipulated that, in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare, certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PMD Act requirements prior to placing products on the market: Pre-market Submission, or Todokede; Pre-market Certification, or Ninsho; and Pre-market Approval, or Shonin. NuVasive markets devices in Japan that are assessed by both government entities and third-party organizations using all three procedures in place for manufacturers. The level of review and time line for medical device approval depends on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the current PMD Law. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices. We also pursue authorizations required by the prefectural government as required.

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

Data protection laws, including the EU General Data Protection Regulation, or GDPR, also apply to our international operations. The GDPR requires, among other things, obligations and restrictions on the ability to collect, analyze and transfer EU personal data and the prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. These data protection regulations create a range of compliance obligations and permit substantial fines for noncompliance.

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

Independent of the coding status, third-party payers may deny coverage based on their own criteria, including if they feel that a device or procedure is not well established clinically, is not the most cost-effective treatment available, or is used for an unapproved indication. At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and NASS who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, most major health insurance companies in the United States provide reimbursement for XLIF procedures.

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

Payment amounts are established by government and private payer programs and are subject to fluctuations, which could impact physician practice behavior. Third-party payers are increasingly challenging the prices charged for a wide range of medical products and services, including those in spine and intraoperative monitoring where we participate.

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

In the United States, as a result of healthcare reform, third-party payers are increasingly required to demonstrate they can improve quality and reduce costs; we accordingly see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence required for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out–of-pocket costs for medical coverage, which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

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

Shareowners (our employees)

We refer to our employees as “shareowners.” As of December 31, 2019, we have approximately 2,800 shareowners. In addition to our shareowners, we partner with independent sales agents and independent distributors who sell our products in the United States and internationally. None of our shareowners or sales agents are represented by a labor union, and we believe our shareowner and agency relations are good.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission, or the Commission. We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2019.

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

Risks Related to Our Business and Industry

To be commercially successful, we must effectively demonstrate to surgeons and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.

We focus on marketing our products and procedural solutions to surgeons, because of the role that they play in determining the course of patient treatment. However, hospitals are also becoming increasingly involved in the evaluation and acceptance of our products and procedural solutions. Surgeons and hospitals may not widely adopt our products and procedural solutions unless we are able to effectively educate them as to the distinctive characteristics, perceived benefits, safety and cost-effectiveness of our offerings as compared to those of our competitors. We believe that the most effective way to introduce and build market demand for our products and procedural solutions is by directly training surgeons in their use. If surgeons are not properly trained, they may misuse or ineffectively use our products and procedural solutions. This may also result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could have a significant adverse effect on our business, financial condition and results of operations.

Surgeons and hospitals may be hesitant to use and accept our products and procedural solutions for the following reasons, among others:

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

If we are not able to effectively demonstrate to surgeons and hospitals the value proposition of our products and procedural solutions, or if surgeons and hospitals adopt competing products, our sales could significantly decrease or fail to increase, which could adversely impact our profitability and cash flow. In addition, we believe recommendations and support of our offerings by influential surgeons and other key opinion leaders are essential for market acceptance and adoption. If we are not successful in obtaining such support, surgeons may not use our products and procedural solutions, and we may not achieve expected sales or profitability.

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

The market for our surgical products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than those of our competitors. With respect to our neuromonitoring systems, we primarily compete with Medtronic and Cadwell Industries. Our IOM services business competes with Specialty Care and numerous smaller and regional neuromonitoring companies. With respect to MaXcess, our minimally disruptive surgical system, our largest competitors are Medtronic, DePuy/Synthes, Stryker Spine, Globus Medical, and Zimmer Biomet Spine. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, including physician owed distributorships, many of whom have a significant regional market presence. At any time, these companies and other potential market entrants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our offerings. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can.

Many of our competitors have greater resources than we have.

Many of our competitors are large medical device companies that have several competitive advantages over us, including:

•	significantly greater name recognition;
•	established relationships with a greater number of surgeons, hospitals, other healthcare providers and third-party payers;
•	larger and more well-established distribution networks domestically and/or internationally;
•	products supported by long-term clinical data;
•	greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements;
•	greater experience in, and resources for, launching, marketing, distributing and selling products, including capital equipment;
•	greater ability to cross-sell their products or create bundled offerings to incentivize hospitals and surgeons to use their products;
•	more expansive portfolios of intellectual property rights; and
•	greater financial assets, cash flow, capital markets access and other resources for product research and development, sales and marketing, and litigation.

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

Further, as we continue to grow our international business, market acceptance of our products and procedural solutions in a particular foreign market may also depend, in part, upon the availability of coverage and reimbursement within the applicable healthcare payment system. Reimbursement and healthcare payment systems in international markets vary significantly by country. As in the United States, we may not be able to obtain coverage and reimbursement approvals in a timely manner, if at all, for our products and procedural solutions in a particular foreign market. In addition, even if we are able to obtain country-specific coverage and reimbursement approvals, the amount of such coverage and reimbursement may not be adequate and we could incur considerable expense in seeking such approvals. Our failure to obtain such coverage and approvals would negatively affect market acceptance of our products and procedural solutions in the international markets in which such failure occurs and the expenses incurred in connection with obtaining such coverage and approvals could outweigh the benefits of obtaining them.

Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.

The market for spine surgery products is large and has attracted numerous new companies and technologies. As some companies have sought to compete based on price, it has created pricing pressure, which we expect to continue in the future. In addition, we have and may in the future continue to experience decreasing prices for our products due to pricing pressure from our hospital customers and insurance providers. Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms have resulted in efforts to drive down prices. As hospitals look to reduce costs, including by aggregating purchasing decisions and through industry consolidation, they are able to demand lower pricing and limit their number of suppliers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.

Quality or safety issues affecting our products could harm our reputation, result in liability and adversely impact our business.

In the course of conducting our business, we must adequately address quality and safety issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality and safety issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. Manufacturing flaws, component failures, design defects, or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to our products and result in significant costs and negative publicity. An adverse event, safety alert or recall involving one of our products could result in reduced market acceptance and demand for our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, an adverse event, safety alert or recall could require costly design, engineering, and manufacturing changes, and result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. Further, if we substitute, replace or exchange products to address an adverse event, safety alert or recall, or take other steps to address the needs or concerns of our customers and patients, it could disrupt our business and have an adverse effect on our results of operations and financial condition. We may also voluntarily undertake a recall of our products, temporarily shut down production lines, or place products on a shipping hold based on internal safety and quality monitoring and testing data.

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

As a consequence of our strategy to obsolete our own products with new technologies, many of our products do not have a long history of use. Further, many of our products are subject to the FDA’s 510(k) premarket notification clearance process in the United States and similar regulatory processes in other countries, which typically do not require clinical data. Accordingly, many of our products currently lack the breadth of published long-term clinical data supporting their safety and effectiveness. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks.

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

As we expand our procedural solutions offerings to include new technologies, including the Pulse platform, we expect that sales and leases of capital equipment will become a larger portion of our revenues. We do not have a long history of selling, leasing or servicing capital equipment, and we intend to continue to invest in building resources and expertise in this area. We may not generate sufficient revenue to offset the expenses associated with this investment. There can be no assurance that our capital equipment strategy will be successful and will not materially adversely affect our financial condition and operating results.

Approval processes of healthcare organizations for the purchase or lease of capital equipment can be lengthy, and such organizations may delay or accelerate system purchases or leases in conjunction with their internal budget timelines. Additionally, the introduction of new products by us or our competitors could adversely impact the sales cycle as healthcare organizations evaluate the benefits and costs of such products. As a result, it is difficult for us to predict the length of capital sales cycles and, therefore, the exact timing of capital sales, which may cause fluctuations in our financial results. Further, demand for capital equipment can be affected by changes in the budgets of healthcare organizations and conflicting spending priorities. Any such decreases in expenditures by these healthcare organizations and decreases in demand for our capital equipment could have an adverse effect on our results of operations and financial condition.

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

Any of these factors could have a negative impact on our business, results of operations or financial position. Further, past and potential acquisitions entail risks, uncertainties and potential disruptions to our business, especially where we have limited experience as a company developing or marketing a particular product or technology. Following any acquisition, we must integrate the new business, which can be expensive, time-consuming and cause disruptions to our existing operations. Failure to timely and successfully integrate acquired businesses may result in non-compliance with regulatory or other requirements and may result in unexpected costs, including as a result of inadequate cost containment and failure to fully realize expected synergies. As a result of any of the foregoing, we may not realize the expected benefit from any acquisition or investment. If we cannot integrate acquired businesses, products or technologies, our business, financial conditions and results of operations could be materially and adversely affected.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act, or the ACA. The ACA significantly alters Medicare and Medicaid reimbursements for medical services and medical devices, which could result in downward pricing pressure and decreased demand for our products. We anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

Our IOM business exposes us to risks inherent with the sale of services.

Our IOM services and support business exposes us to different risks than our other products and technologies. Through our NuVasive Clinical Services business, including the Biotronic NeuroNetwork business acquired in July 2016 and the SafePassage business acquired in January 2018, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Our neurophysiologists are present in the operating room during procedures and work with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the Internet. Providing this service subjects us to malpractice exposure. In addition, given the reliance on technology, any disruption to our neuromonitoring equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our information technology systems could adversely impact the performance of our neurophysiologists and oversight physicians.

In addition, IOM services are directly billed to Medicare and commercial payers, which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and collections risk associated with third-party payers. Due to the breadth of many healthcare laws and regulations, our IOM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business, including under the Anti-Kickback Statute, the federal false claims laws and state law equivalents. If our operations are found to be in violation of any of the laws described in the previous sentence or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Our increased focus on specialized pediatric conditions exposes us to different risks.

In furtherance of our growth strategy, we have invested in, and expect to continue to invest in the pediatric spine and orthopedic segments, which exposes us to different risks than our other products and technologies. With the 2016 acquisition of Ellipse Technologies, we began to offer innovative products based on the MAGEC technology platform, which accelerated our entry into the pediatric spine segment. We now support multiple versions of MAGEC growing rods for the treatment of early-onset scoliosis (EOS) that, once surgically implanted in a patient, can be adjusted non-invasively using an external remote controller. We have further added to our pediatric portfolio with the launch of the Reline Small Stature system, designed as a deformity fixation solution for pediatric spine surgery, and products to support the adolescent deformity market. Designing and engineering specialized products for pediatric patients can be challenging, particularly as products need to accommodate growth in pediatric patients. If we are unable to design safe and effective products that meet the needs of pediatric patients, our ability to compete in the pediatric segment will be adversely impacted. Further, patients with EOS often have other risk factors and co-morbidities that can make surgeries more risky, which can lead to surgical and post-operative complications and potentially greater exposure for allegations of product liability.

In addition, if our pediatric products are the subject of safety concerns, whether actual or perceived, it would have an adverse impact on our business and results of operations. We have issued field safety notices regarding our MAGEC rods, including a field safety notice that we issued in February 2020 related to our latest version of the rods, MAGEC X. If we are unable to resolve the issues identified in the field safety notice, we may need to re-design or re-engineer the MAGEC X rod, which could be costly. Further, if our surgeon customers and their patients choose alternative treatments, it would negatively impact our pediatric business. If we are the subject of any claims or lawsuits related to the issues identified in the field safety notice, whether from impacted customers, distributors, surgeons or patients, it would have an adverse impact on our business and results of operations.

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

In the United States, we sell our products primarily through a combination of independent sales agents and directly-employed sales personnel. Our international sales force is comprised of independent sales agents, directly-employed sales personnel, as well as exclusive and non-exclusive independent third-party distributors. We expect these sales representatives to develop long-lasting relationships with the customers they serve. If our sales representatives and sales agents fail to adequately promote, market and sell our products, or fail to develop lasting relationships with customers, our sales could significantly decrease or fail to increase. Further, the termination or transition of a sales representative could disrupt business and cause us to incur expenses related to such termination or transition, including contract termination fees or expenses associated with claims and lawsuits. Asserting or defending against these types of claims and lawsuits may result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages.

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

If our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our manufacturing, maintenance, software and computing capacity to meet increased demand, and further invest in our inventory. These increases in scale, expansion of personnel, purchases of equipment or process enhancements and investments in inventory can be costly and may not be successfully implemented, any of which could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our products and services on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any products, it could be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process and fulfill orders for our products on a timely basis.

Manufacturing risks may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.

As part of our business strategy, we intend to continue to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our own manufacturing facilities and those of our third-party suppliers, such as:

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

Our success depends on the skills, experience and performance of the members of our executive management team and other key employee shareowners. Their individual and collective efforts will continue to be important as we continue to develop our products and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations, particularly if we experience difficulties in hiring qualified successors. We do not maintain key person life insurance with respect to any of our employee shareowners.

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

During the year ended December 31, 2019, $227.0 million or approximately 19% of our net revenue was attributable to our international customers (excluding Puerto Rico). We expect to continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international business operations are subject to a variety of risks, including:

•	difficulties in staffing and managing foreign and geographically dispersed operations;
•	having to comply with various U.S. and international laws, including the FCPA and anti-money laundering laws;
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

•	differing complex regulatory requirements for obtaining clearances or approvals to market our products, including the EU Medical Device Regulation (Council Regulations 2017/745);
•	changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the United States;
•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;
•	fluctuations in foreign currency exchange rates;
•	limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•	differing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•	differing labor laws and standards;
•	changes in, or uncertainties relating to foreign laws around VAT/GST or permanent establishment that may impact our international indirect and income tax expense and related compliance costs;
•	complex data privacy requirements, including the EU GDPR;
•	economic, political or social instability in foreign countries and regions;
•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
•	potential changes to U.S. trade policy, including new legislation that could restrict international trade, or protectionist or retaliatory measures taken by governments of other countries; and
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always prevent or protect us from reckless or criminal acts committed by our employee shareowners, distributors or agents. In recent years, both the United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the FCPA. Despite implementation of a comprehensive global healthcare compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future.

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

The integrity and protection of our customer, personnel, financial, research and development, and other confidential data is critical to our business, and our customers and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, California recently enacted legislation, the California Consumer Privacy Act, that, among other things, creates new individual privacy rights and imposes increased obligations on companies handling PII.

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

Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, floods, earthquakes, power loss, system malfunction, computer viruses, security breaches and other events, which are beyond our control. Systems interruptions could reduce our ability to manufacture, deliver, and provide service for our products, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be completely effective. Loss of data could interrupt our operations, including our ability to ship products, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

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

Moreover, we are currently and may become party to future adversarial proceedings regarding our patent portfolio or the patents of third parties. Such proceedings could include supplemental examination or contested post-grant proceedings such as inter partes review, reexamination, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in U.S. District Court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

Any lawsuits or claims relating to infringement of intellectual property or our patent portfolio could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products and procedural solutions. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and impact our profitability.

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

We employ and contract with individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employee shareowners and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our personnel, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement with a third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and/or be a distraction to management and other employee shareowners.

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

We are required to register with the FDA as a device manufacturer and tissue bank. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) and Good Tissue Practices requirements, which require manufacturers of medical devices and tissue banks to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by Notified Bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or other applicable regulations and standards, it could negatively impact product production and regulatory clearances and could result in fines. Further our products could be subject to field safety corrective actions or recall by the FDA or other regulatory bodies, or voluntarily by us, in the event of a material deficiency or defect in design, manufacture, labeling of a product or in the event that a product poses an unacceptable risk to health. These and other consequences could have a material adverse effect on our sales and results of operations.

Most medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of such post-marketing programs. In addition, the Federal Medical Device Reporting Regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, that could cause or contribute to a death or serious injury. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product improvements could result in delayed realization of product revenue or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both QSR requirements and/or current Medical Device Reporting regulations. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products or delay in clearance of future products. Product clearances or approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance or approval.

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

In August 2015, we received a civil investigative demand, or CID, issued by the U.S. Department of Justice, or DOJ, pursuant to the Federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ.

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

The European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation has a three-year implementation period, with full application of the regulation to occur in May 2020, and will replace the existing directives on medical devices in the European Union. After May 2020, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until May 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

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

Pursuant to FDA regulations, medical devices may be promoted only for their cleared or approved indications and in accordance with the provisions of the cleared or approved label. Although physicians are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, the FDA generally prohibits manufacturers and distributors of medical devices from promoting products for such off-label uses. We train our marketing personnel and independent sales representatives and distributors to not promote our products for uses outside of the FDA-cleared indications. Although we believe our marketing, promotional materials and training programs for physicians do not constitute promotion of unapproved uses of our products, if the FDA or any foreign regulatory body determines that our marketing, promotional materials or training programs constitute promotion of an off-label use, we could be subject to significant fines in addition to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

In addition, there may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those cleared by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If we or our suppliers fail to comply with the FDA’s quality system regulations, ISO or other applicable regulations and standards, the manufacture and processing of our products could be delayed or interrupted and we may be subject to an enforcement action by the FDA or other government agencies.

We and our suppliers are required to comply with the QSR, ISO and other applicable regulations and standards, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA and other regulatory bodies enforce compliance with certain regulatory requirements and standards through periodic inspections. If we or one of our suppliers receive a warning letter or significant observed non-conformities are identified as a result of an inspection or if any corrective action plan is deemed not to be sufficient, the release of our products could be delayed. We have undergone inspections by the FDA and other regulatory bodies regarding our allograft business and FDA inspections regarding our medical device activities. In connection with these inspections as well as prior inspections, regulatory agencies have requested minor corrective actions, which we have implemented. There can be no assurance that the FDA will not subject us to further enforcement action and the FDA and other regulatory agencies may impose additional inspections at any time.

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

Compliance with Commission regulations relating to “conflict minerals” may increase our costs and adversely affect our business.

We are subject to Commission regulations that require us to determine whether our products contain certain specified minerals, referred to under the regulations as “conflict minerals”, and, if so, to perform an extensive inquiry into our supply chain, in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or an adjoining country. Compliance with these requirements has been time-consuming for management and our supply chain personnel (as well as time-consuming for our suppliers), and we expect that compliance will continue to require the expenditure of resources by us and them. In addition, to the extent any of our disclosures are perceived by the market to be “negative,” it may cause customers to refuse to purchase our products. Further, if we determine to make any changes to products, processes, or sources of supply, it may result in additional costs, which may adversely affect our business.

Our relationships with physicians could be subject to additional scrutiny from regulatory enforcement authorities and could subject us to possible administrative, civil or criminal sanctions.

Federal and state laws and regulations impose restrictions on our relationships with physicians. We have entered into consulting agreements, license agreements and other agreements with physicians in which we provided equity awards or cash or both as compensation. Some of the physicians with which we have such consulting and other agreements are affiliated with some of our customers. Finally, we have other arrangements with physicians, including for research and development grants, education, training, and for other purposes as well.

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

Our third-party manufacturers’ activities and our own activities involve the controlled storage, use and disposal of hazardous materials or materials that can become hazardous as result of the manufacturing process. For example, we develop porous titanium implants using additive manufacturing technology, or 3D printing, which generates dust that is highly combustible. We and our manufacturers are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry limited insurance covering environmental claims relating to the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. If such unexpected costs are substantial, this could significantly harm our financial condition and results of operations.

Risks Related to Our Financial Results and Need for Financing

We may be unable to grow our revenue or earnings as anticipated, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our revenue from $38.4 million in 2004, the year of our initial public offering, to $1.17 billion in 2019. Our ability to achieve future growth will depend upon, among other things, the success of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of revenue or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased revenue, if any, or implement our growth strategy. In addition, we anticipate investing in and expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, marketing and administrative expenses to increase. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.

As of December 31, 2019, we had outstanding $650.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2021 (the “2021 Notes”). This significant amount of debt has important risks to us and our investors, including:

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

In addition, to the extent we draw on our $500.0 million revolving senior credit facility (the “2017 Facility”) or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Further, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2021 Notes and the warrants that we issued as part of the related bond hedge transactions related to the 2021 Notes. If any of these shares are issued, the issuance of these shares may depress the market price of our common stock and our existing stockholders could experience dilution.

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

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments will be expensive, and we may need to seek additional financing in the future to meet our capital needs. As of December 31, 2019, we had $213.0 million in cash and cash equivalents and the ability to draw $500.0 million on our 2017 Facility. Additionally, as of December 31, 2019, we had outstanding $650.0 million aggregate principal amount of the 2021 Notes, which have a maturity date of March 15, 2021. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

We could be subject to changes in tax rates, the adoption, evolution or change of new and/or amended U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxes in the United States and numerous foreign jurisdictions, including the Netherlands, the location of our international headquarters. Significant judgment is required to determine and estimate our worldwide tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective income tax rates have been, and could in the future be, adversely affected by changes in tax laws or interpretations of those tax laws; by stock-based compensation and other non-deductible expenses; by changes in the mix of earnings in countries with differing statutory tax rates; or by changes in the valuation of our deferred tax assets and liabilities.

We have centralized international operations in the Netherlands and have entered into intercompany transfer pricing arrangements, including the licensing of intangibles. We continue to streamline our international operations to better align with and support our international business activities and markets through changes in how manage the development and use of our intangible property and how we structure our international procurement and customer service functions. There can be no assurance that the taxing authorities of the jurisdictions in which we operate, or will operate or to which we are otherwise deemed to have sufficient tax presence, will not challenge the tax benefits that we ultimately expect to realize as a result of our international structure. In addition, current and future changes to U.S. and non-U.S. tax laws, including recently enacted U.S. tax reform of international business and the continuing development of the Organization for Economic Cooperation and Development  Base Erosion and Profit Shifting recommendations, could negatively impact the anticipated tax benefits of our international structure. Any long term benefits to our tax rate will also depend on our ability to achieve our anticipated international growth projections and to operate our business in a manner consistent with our international structure and intercompany transfer pricing arrangements. If we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the structure and our future operating results and financial condition may be negatively impacted.

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

The market price of our common stock may be subject to wide fluctuations, which may negatively affect the ability of investors to sell our shares at consistent prices. Fluctuation in the stock price may occur due to many factors, including, without limitation:

•	general market conditions and other factors related to the economy or otherwise, including factors unrelated to our operating performance or the operating performance of our competitors;
•	people’s expectations, favorable or unfavorable, as to the likely growth of the markets in which we participate;
•	negative publicity regarding spine surgeon’s practices or outcomes, whether warranted or not, that cast the sector in a negative light;
•	the introduction of new products or product enhancements by us or our competitors;
•	changes in the availability of third-party reimbursement in the United States or other countries;
•	disputes or other developments with respect to intellectual property rights or other potential legal actions;
•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•	quarterly variations in our or our competitor’s results of operations;
•	sales of large blocks of our common stock, including sales by our executive officers and directors;
•	announcements of technological or medical innovations for the treatment of spine pathology;
•	changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;
•	the acquisition or divestiture of businesses, products, assets or technology by us or by our competitors;
•	litigation (including intellectual property litigation) and any associated negative verdicts or ruling;
•	announcements of actions by the FDA or other regulatory agencies; and
•	changes in earnings or operating margin estimates or financial guidance provided by us or by reports or ratings by securities analysts.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth our principal properties as of December 31, 2019, all of which are leased unless otherwise noted as owned:

Primary Use	Square Footage	Location
Manufacturing facilities (1)	180,000	West Carrollton, OH
Corporate headquarters	172,000	San Diego, CA
Fulfillment and warehouse operations (1)	100,000	Memphis, TN
Office facilities	42,000	Aliso Viejo, CA
Office facilities and warehouse	41,000	Japan
Office facilities and warehouse	22,000	Netherlands
Office facilities	21,000	Columbia, MD
Office facilities and warehouse	16,000	Australia
Office facilities and warehouse	15,000	Germany
Office facilities	10,000	Brazil
Office facilities	7,000	United Kingdom

(1) Owned by the Company

Item 3.Legal Proceedings

For a description of our material pending legal proceedings, refer to “Contingencies” in Note 10 to the Consolidated Financial Statements included in this Annual Report.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “NUVA.”

We had approximately 71 stockholders of record as of January 31, 2020. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The Nasdaq Stock Market Composite Index, and (ii) Nasdaq Medical Equipment Index over the five-year period ending December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in our common stock and in each of the comparative indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

Purchases of Equity Securities

In October 2017, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock over a three-year period. Under this program, we are authorized to repurchase our shares in open market purchases, privately negotiated purchases or other transactions through October 2020. As of December 31, 2019, we have not repurchased any shares under this program.

Item 6.Selected Financial Data

The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018 (1)	2017 (2)(3)	2016 (3)(4)	2015
Statement of Operations Data:
Total revenues	$1,168,070	$1,101,714	$1,026,685	$962,132	$811,113
Gross profit	855,713	790,555	758,244	722,027	616,634
Consolidated net income	65,234	12,479	79,855	35,471	65,290
Net income attributable to NuVasive, Inc.	65,234	12,479	81,598	37,192	66,291
Net income per share attributable to NuVasive, Inc.:
Basic	$1.26	$0.24	$1.60	$0.74	$1.36
Diluted	$1.23	$0.24	$1.48	$0.69	$1.26

	December 31,
(in thousands, except per share amounts)	2019 (5)	2018 (1)	2017 (2)(3)	2016 (3)(4)	2015
Balance Sheet Data:
Working capital	$557,419	$438,749	$398,668	$335,155	$603,210
Total assets	1,885,290	1,707,859	1,640,140	1,573,993	1,289,649
Senior Convertible Notes (net of current portion)	623,298	602,526	582,920	564,412	376,542
Non-current liabilities (excluding convertible notes)	139,868	91,348	96,409	64,208	111,288
Total equity (6)	915,207	834,525	799,416	702,194	718,843
(1)	The selected consolidated financial data set forth for the year ended December 31, 2018 includes the operations and results of our 2018 acquisitions from their respective dates of acquisition.
(2)	The selected consolidated financial data set forth for the year ended December 31, 2017 includes the operations and results of our 2017 acquisitions from their respective dates of acquisition.
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

(5)

The Company adopted Accounting Standards Update 2016-02 – Leases as of January 1, 2019. As a result of the adoption, the Company recorded right-of-use assets and liabilities for operating leases on its Consolidated Balance Sheet as of January 1, 2019. See Note 1 and 6 to the Consolidated Financial Statements included in this Annual Report for further discussion.

(6)

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

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally disruptive surgical products and procedurally integrated solutions for spine surgery. Our currently marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products and services used to aid in the surgical procedure. Our procedurally integrated solutions use innovative, technological advancements and a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, to provide surgical efficiency, operative reliability, and procedural versatility. For the year ended December 31, 2019, we generated global revenues of $1.17 billion, including sales in over 50 countries.

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

We offer a range of implants for spinal surgery, which include our porous titanium and porous polyetheretherketone, or PEEK, implants under our Advanced Materials Science portfolio, fixation products such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. We also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our Precice limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as enhanced bone healing in patients who have experienced traumatic injury.

We believe that offering customers a comprehensive procedural solution for spine surgery distinguishes us from traditional spine implant companies, and we have built a procedural solution for spine surgery that includes our IOM services, iGA and hardware and software technology offerings. We have also invested in the development of capital equipment designed to further improve clinical and economic outcomes through proceduralization. Our capital equipment portfolio currently consists of LessRay and Pulse. LessRay is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging with LessRay radiation reduction, 2D and 3D imaging navigation, and integration with robotics and other smart tools. Revenue from the sale or lease of capital equipment does not make up a material portion of our total revenue.

We intend to continue development on a wide variety of projects intended to broaden our MAS and other product platforms and advance the applications of our unique technology into procedurally integrated surgical solutions to improve clinical and economic outcomes. We also expect to continue to invest in the Pulse platform to support a full commercial launch of the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics.

In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for surgical automation.

Revenues and Operations

The majority of our revenue is derived from the sale of implants and fixation products, biologics, disposables and IOM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize revenue for implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We make available MAS surgical instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell MAS surgical instrument sets, MaXcess devices, and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Revenue from the sale or lease of capital equipment does not make up a material portion of our total revenue.

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

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), we recognize revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IOM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, we offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis. Revenue from the sale or lease of capital equipment is generally recognized following the execution of a contract and upon the installation of the equipment and the acceptance by the customer. Revenue from sales and leases of surgical instrument sets and capital equipment represent an immaterial amount of our total revenue in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when we conclude there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Our costs incurred associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

Allowance for Doubtful Accounts, and Sales Return and Pricing Reserves

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

Inventory

Net inventory as of December 31, 2019 consisted of $298.7 million of finished goods, $6.4 million of work in progress, and $7.3 million of raw materials. Net inventory as of December 31, 2018 consisted of $259.4 million of finished goods, $5.0 million of work in progress, and $8.8 million of raw materials. We increased our finished goods inventory to support our revenue growth and new product launches.

Finished goods primarily consists of specialized implants, fixation products and disposables and are stated at the lower of cost or net realizable value determined by utilizing a standard cost method, which includes capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to lower of cost or net realizable value. We review the components of inventory on a periodic basis for excess and obsolescence and adjust inventory to its net realizable value as necessary.

Excess and Obsolete Inventory

We provide an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of products sold. Historically our reserves have been adequate to cover losses.

A stated goal of our business is to focus on continual product innovation and to obsolete our own products. While this provides a competitive edge, it also results in the risk that our products and related surgical instruments will become obsolete prior to sale or to the end of their anticipated useful lives.

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

Our annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with our policy, we completed our most recent annual evaluation for impairment as of October 1, 2019 using the qualitative method and determined that no impairment existed. In addition, no indicators of impairments were noted through December 31, 2019 and consequently, no impairment charge was recorded during the year.

Valuation of Intangible Assets

Our intangible assets are comprised primarily of purchased technology, customer relationships, manufacturing know-how and trade secrets, and trade name and trademarks. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions.

Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 1 to 17 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate revenues or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

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

Valuation of Stock-Based Compensation

Stock-based compensation expense for equity-classified awards, principally related to restricted stock units, or RSUs, and performance restricted stock units, or PRSUs, is measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. We have granted awards with up to five year graded or cliff vesting terms (in each case, with service through the date of vesting being required). No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service.

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end. The fair value of the PRSUs that are earned based on the achievement of pre-defined market conditions for total shareholder return, is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate.

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

Based on our review, we concluded that it was more likely than not that we would be able to realize the future benefits of our domestic and foreign deferred tax assets, with the exceptions of California, Malta, Brazil and Colombia. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods. Due to low state apportionment, large net operating losses and the generation of sizeable research credits in California, we concluded that it is not more likely than not that we will be able to utilize our California deferred tax assets. Therefore, we have maintained a full valuation allowance on our California deferred tax assets as of December 31, 2019. Due to a history of losses in Malta, Brazil and Colombia, and the lack of alternative sources of future taxable income, we have established a full valuation allowance against these entities’ deferred tax assets as of December 31, 2019.

We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

Legal Proceedings

We are involved in a number of legal actions and investigations arising out of the normal course of our business. The outcomes of these legal actions and investigations are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost revenues. In accordance with authoritative guidance, we disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in our financial statements if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the Consolidated Financial Statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings and investigations are discussed in Notes 10 and 11 to the Consolidated Financial Statements included in this Annual Report.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our Consolidated Financial Statements and Notes thereto included in this Annual Report, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Revenue

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except %)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Spinal Hardware	$851,440	$788,649	$737,524	$62,791	8%	$51,125	7%
Surgical Support	316,630	313,065	289,161	3,565	1%	23,904	8%
Total revenue	$1,168,070	$1,101,714	$1,026,685	$66,356	6%	$75,029	7%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

The continued adoption of minimally invasive procedures for spine surgery has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in revenues for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market.

Our total revenues increased $66.4 million in 2019 compared to 2018 and $75.0 million in 2018 compared to 2017, representing total revenue growth of 6% and 7%, respectively. Foreign currency fluctuations did not have a material impact on our overall revenues as a percentage of growth year over year.

Revenue from our spinal hardware product line offerings increased $62.8 million, or 8%, in 2019 compared to 2018. Product volume for our spinal hardware business increased our revenue by approximately 11%, offset by unfavorable pricing impacts of approximately 2% for the year ended December 31, 2019, as compared to 2018. Foreign currency fluctuation decreased our spinal hardware revenue by approximately 1% for the year ended December 31, 2019, as compared to 2018.

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

Revenue from our surgical support product line offerings increased $3.6 million, or 1%, in 2019 compared to 2018. Product and service volume for our surgical support business increased our revenue by approximately 2% for the year ended December 31, 2019, offset by unfavorable pricing impacts of approximately 1% for the year ended December 31, 2019, as compared to 2018. Foreign currency fluctuation from 2018 to 2019 did not have a material impact on surgical support revenue.

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

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except %)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Cost of revenue	$312,357	$311,159	$268,441	$1,198	0%	$42,718	16%
% of total revenue	27%	28%	26%

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

Cost of revenue increased $1.2 million during the year ended December 31, 2019, compared to 2018. Cost of revenue for our business increased primarily due to growth in volume, changes in product mix, and shifts in production costs, offset by favorable manufacturing absorption from in-sourced products and improved throughput and plant efficiencies in 2019, compared to 2018.

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

Operating Expenses

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except %)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Sales, marketing, and administrative	$611,181	$575,836	$539,507	$35,345	6%	$36,329	7%
% of total revenue	52%	52%	53%
Research and development	72,380	61,695	50,425	10,685	17%	11,270	22%
% of total revenue	6%	6%	5%
Amortization of intangibles	51,097	50,670	48,039	427	1%	2,631	5%
Purchase of in-process research and development	—	8,913	—	(8,913)	100%	8,913	*
Litigation liability loss	—	27,800	4,500	(27,800)	100%	23,300	518%
Business transition costs	(1,995)	11,473	4,287	(13,468)	117%	7,186	168%

Sales, Marketing and Administrative

Sales, marketing and administrative expenses consist primarily of compensation costs, commissions and training costs for our employees (who we refer to as “shareowners”) engaged in sales, marketing and customer support functions. The expense also includes commissions to sales representatives, freight expenses, surgeon training costs, depreciation expense for property and equipment such as surgical instrument sets, and administrative expenses for both shareowners and third-party service providers.

Sales, marketing and administrative expenses increased by $35.3 million, or 6%, during the year ended December 31, 2019 as compared to 2018. The increase in 2019 is primarily due to increased shareowner compensation and expenses associated with increased headcount, as well as expenses that increased as a function of the increase in revenue and international expansion, such as equipment, freight, and facility related expenses, as compared to 2018. Stock-based compensation expense increased in 2019 as compared to 2018 due to higher fair value adjustments to certain equity awards that are subject to revaluation on a recurring basis based on stock price performance. These costs were partially offset by decreases in non-recurring consulting fees associated with the implementation of our state tax-planning strategy, which occurred during 2018. Additionally, during 2019 there was an increase in expenses associated with our compliance efforts with the EU Medical Device Regulation, and legal expenses.

Sales, marketing and administrative expenses increased by $36.3 million, or 7% during the year ended December 31, 2018, as compared to 2017. The increase in 2018 is primarily due to increased shareowner compensation and other expenses resulting from increased headcount, as well as expenses that increased as a function of the increase in revenue and international expansion included consulting, travel, equipment and freight, as compared to 2017. Additionally, during the year ended December 31, 2018, legal expenses increased compared to 2017. Sales, marketing and administrative expenses associated with our 2018 acquisitions, which is included in the results discussed herein, accounted for approximately 1% of the increase in sales, marketing and administrative expenses for the year ended December 31, 2018, as compared to 2017.

Research and Development

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other shareowner related expenses. In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our MAS platform and our comprehensive product portfolio. We have also acquired complementary and strategic assets and technology, particularly in the area of spinal hardware products. We continue to invest in research and development programs related to our core product portfolio, as well as in our capital equipment.

Research and development expense increased by $10.7 million, or 17%, during the year ended December 31, 2019, compared to 2018, and $11.3 million, or 22%, during the year ended December 31, 2018, compared to 2017. The increase in spending is primarily due to increased headcount and increased spending for further enhancement and functionality of our current and future product offerings, including capital equipment.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense remained relatively constant in 2019 compared to 2018. Amortization expense increased $2.6 million in 2018 compared to 2017, primarily due to our 2017 and 2018 acquisitions.

Purchase of In-Process Research and Development

During the year ended December 31, 2018, we expensed $8.9 million for a purchased in-process research and development asset which had no future alternative use.

Litigation Liability Loss

During the year ended December 31, 2018, we settled all outstanding matters with Madsen Medical, Inc. for $27.8 million. We no longer have any remaining liability related to this matter.

During the year ended December 31, 2017, we paid $4.5 million for the settlement of fees associated with the outcome of the Medtronic litigation matter. We no longer have any remaining liability related to this matter.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on assessment of the likelihood that the contingent consideration will be paid. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period.

We incurred $(2.0) million of such costs during the year ended December 31, 2019, which included $(6.3) million of fair value adjustments on contingent consideration liabilities primarily associated with our 2017 and 2016 acquisitions. The remaining costs consisted primarily of various business transition activities.

We incurred $11.5 million of such costs during the year ended December 31, 2018, which consisted primarily of various business transition activities, but also includes $(1.5) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

During the year ended December 31, 2017, we incurred $4.3 million of business transition costs, which consisted primarily of acquisition and integration activities, and $(1.3) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except %)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Interest income	$1,917	$586	$440	$1,331	227%	$146	33%
Interest expense	(38,525)	(37,857)	(38,021)	(668)	2%	164	0%
Other (expense) income, net	(5,925)	(8,174)	(1,542)	2,249	28%	(6,632)	430%
Total interest and other expense, net	$(42,533)	$(45,445)	$(39,123)	$2,912	6%	$(6,322)	16%
% of total revenue	4%	4%	4%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments, foreign currency impacts, our pro rata allocation of net income or loss from our equity method investments, and net foreign currency exchange gains and losses.

During the years ended December 31, 2019 and 2018, other (expense) income, net included net losses of $4.8 million and $3.8 million, respectively, recognized on strategic investments.

Income Tax Expense (Benefit)

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except %)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Income tax expense (benefit)	$15,283	$(3,756)	$(7,492)	$(19,039)	507%	$(3,736)	50%
Effective income tax rate	19%	43%	10%

The provision for income tax expense as a percentage of pre-tax income from continuing operations reflected a tax expense of 19% for the year ended December 31, 2019 compared with a tax benefit of 43% on pre-tax income for the year ended December 31, 2018. The tax expense in 2019 was higher than the tax benefit in 2018 primarily due to reduced tax benefits from expiration of statute of limitations on uncertain tax positions, less favorable return to provision adjustments, and an increase in non-deductible officer’s compensation expense, offset by an increase in tax benefits associated with share-based payments, increase in research and development credit generation, and a decrease in valuation allowances.

The provision for income tax expense as a percentage of pre-tax income from continuing operations reflected a tax benefit of 43% for the year ended December 31, 2018 compared with a tax benefit of 10% on pre-tax income for the year ended December 31, 2017. The tax benefit was higher in 2018 primarily due to permanent tax benefits from research credits, tax planning related deductions and reorganization of its intellectual property company structure. While the 2017 permanent tax benefits for worthless stock and U.S. tax reform were significantly larger than the permanent tax benefits realized in 2018, the percentage impact of the 2018 tax benefits were larger due to the lower pre-tax earnings in 2018.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, and international expansions of our business. We expect our cash flows from operations to continue to fund the ongoing core business. As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. In the event that we are required to access the debt market, we should be able to secure reasonable borrowing rates. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to access the market in light of those earning levels.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of December 31, 2019, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $44.0 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States. As of December 31, 2019, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $44.9 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate, if any, could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 10 and 11 of the Consolidated Financial Statements included in this Annual Report.

On August 31, 2015, we received a civil investigative demand, or CID, issued by the U.S. Department of Justice, or DOJ, pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that we assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. We are cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation, and the probable outcome of this matter cannot be determined.

On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. We anticipate these milestones will become payable at varying times between 2020 and 2025, but are subject to change based on the achievement of those manufacturing and commercial milestones.

In the first quarter of 2020, the lease commenced with respect to the remaining build-out portion of our corporate headquarters in San Diego, California, which totals approximately $58.0 million in lease payments over a 15-year term.

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

Cash and cash equivalents were $213.0 million and $117.8 million at December 31, 2019 and December 31, 2018, respectively. Our existing cash and cash equivalents and available liquidity should be sufficient to meet our anticipated cash needs for the next twelve months. We could have varying needs for cash as a result of the achievement of certain acquisition related milestones. We anticipate funding these milestones from cash on hand and operations, however, we have the ability to fund these from our existing revolving senior credit facility if necessary. The increase in liquidity during the year ended December 31, 2019 of $95.2 million was mainly driven by $235.3 million in cash provided from operations, offset by $122.9 million in cash used for purchases of property and equipment, $14.5 million in cash used on treasury stock purchases, and $11.6 million in cash used for strategic investments and intangible assets. At December 31, 2019, we have cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed. Future litigation or requirements to escrow funds could materially impact our liquidity and our ability to invest in and run our business on an ongoing basis.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows:

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except %)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Cash provided by operating activities	$235,290	$219,183	$176,969	$16,107	7%	$42,214	24%
Cash used in investing activities	(134,484)	(161,285)	(174,861)	26,801	17%	13,576	8%
Cash used in financing activities	(6,644)	(14,578)	(87,028)	7,934	54%	72,450	83%
Effect of exchange rate changes on cash	131	(1,283)	2,070	1,414	110%	(3,353)	162%
Increase (decrease) in cash, cash equivalents and restricted cash	$94,293	$42,037	$(82,850)	$52,256	124%	$124,887	151%

Cash Flows from Operating Activities

Cash provided by operating activities was $235.3 million for the year ended December 31, 2019, compared to $219.2 million for the same period in 2018. The $16.1 million increase in cash provided by operating activities was primarily due to the comparable period’s payment of $27.8 million for the settlement of the Madsen litigation matter. This was partially offset by increased inventory purchases and general timing of cash receipts and disbursements in 2019.

Cash provided by operating activities was $219.2 million for the year ended December 31, 2018, compared to $177.0 million for the same period in 2017. The $42.2 million increase in cash provided by operating activities was primarily due to increased operational cash flows in 2018 related to timing of cash receipts and disbursements, partially offset by $27.8 million in cash paid for the settlement of the Madsen litigation matter in 2018.

Cash Flows from Investing Activities

Cash used in investing activities was $134.5 million in 2019, compared to $161.3 million used in 2018. The $26.8 million decrease in cash used in investing activities was primarily due to a decrease of $51.3 million in cash used for business combinations, strategic investments and intangible assets, offset by a $21.0 million increase in cash used for purchases of property and equipment in 2019 compared to 2018.

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

Cash Flows from Financing Activities

Cash used in financing activities was $6.6 million in 2019, compared to $14.6 million cash used in 2018. The $8.0 million decrease in cash used in financing activities was primarily due to decreased contingent consideration payments of $18.6 million, offset by increased treasury stock purchases of $11.6 million in 2019 compared to 2018.

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

We expect to continue to make such cash tax payments associated with the net share settlement of equity awards. The actual remittance to the taxing authorities is determined by our share price at the date of RSU or PRSU release or option exercises or actual volume of such activities. We anticipate using cash generated from operating activities and the credit facility to fund all such payments.

Senior Convertible Notes

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). Prior to March 20, 2019, we could not redeem the 2021 Notes . We may redeem the 2021 Notes, at our option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing any of our other securities. As of December 31, 2019, we were unaware of any current events or market conditions that would have allowed holders to convert the 2021 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

Revolving Senior Credit Facility

In April 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous credit agreement we had entered into in February 2016. The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an accordion feature, which allows us to increase the aggregate principal amount of the 2017 Facility provided we remain in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, we incurred issuance costs which will be amortized over the term of the 2017 Facility. We did not carry any outstanding revolving loans under the 2017 Facility as of December 31, 2019 and 2018.

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

The following table summarizes our contractual obligations and commitments as of December 31, 2019:

		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Convertible Notes (1)	$671,938	$14,625	$657,313	$—	$—
Operating leases	125,266	11,024	20,612	18,353	75,277
Finance leases	1,695	744	928	23	—
Other long-term liabilities	36,661	7,342	13,950	10,369	5,000
Total	$835,560	$33,735	$692,803	$28,745	$80,277
(1)

Convertible Notes includes the expected coupon interest payments on the outstanding debt. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the convertible notes.

Total contractual obligations and commitments listed in the table above excludes potential contingent consideration payments pursuant to certain merger, purchase, and product development agreements, other than achieved milestones. See Note 3 and 6 to the Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations and product development agreements, respectively.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet activities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Risk

Our exposure to interest rate risk at December 31, 2019 is related to our investment portfolio which consists largely of cash equivalents in the form of debt instruments of high quality corporate issuers and the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2019, we do not hold any material asset-backed investment securities and in 2019, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2019, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2019, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

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

Foreign Currency Exchange Risk

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the pound sterling the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina that have financial instability or currency controls. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the Consolidated Statement of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $26.9 million as of December 31, 2019, which was settled in January 2020. During the year ended December 31, 2019, a gain of $0.4 million was recognized in other (expense) income, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was $(0.1) million on our Consolidated Balance Sheet as of December 31, 2019. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2019. Based on such evaluation, our management has concluded as of December 31, 2019, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted the new framework during 2014. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

We are involved in ongoing evaluations of internal controls. In anticipation of the filing of this Form 10-K, our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, performed an evaluation of any change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on Internal Control over Financial Reporting

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NuVasive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

February 20, 2020

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2019:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	1,707,980	(1)	$29.18	4,725,393	(2)(3)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	1,707,980		$29.18	4,725,393
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

(2)

Consists of shares available for future issuance under the NuVasive 2014 Equity Incentive Plan, the Ellipse Technologies 2015 Incentive Award Plan, and the Amended and Restated 2004 Employee Stock Purchase Plan (ESPP). As of December 31, 2019, an aggregate of 2,967,552 shares of common stock were available for issuance under the NuVasive 2014 Equity Incentive Plan, 793,957 shares of common stock were available for issuance under the Ellipse Technologies 2015 Incentive Award Plan, and 963,884 shares of common stock were available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.

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
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

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

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 28, 2011)
3.3	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)
3.4	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
3.5	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 1, 2016)
4.1	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 15, 2006)

Exhibit Number	Description
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

4.4	Form of 2.25% Convertible Senior Note due 2021 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)
4.5	Description of Registrant’s Securities
10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)
10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
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

10.7#	2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)
10.8#	Amendment No. 1 to 2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)
10.9#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
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
10.14#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

10.15#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

10.16#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.17#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.18#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.19#	Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2019
10.20#	Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2019
10.21#	Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2019
10.22#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.23#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)
10.24#

Form of Indemnification Agreement between the Company and its directors and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.25#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 27, 2017)
10.26#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.27#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.28#	Employment Letter dated October 16, 2018 between the Company and J. Christopher Barry (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 19, 2018)
10.29#	Letter Agreement dated May 22, 2015 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)
10.30#

Amendment to Employment Letter effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 19, 2018)

Exhibit Number	Description
10.31#

General Consulting and Services Agreement effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on form 8-K filed with the Commission on October 19, 2018)

10.32#

Assignment and Novation Agreement effective November 12, 2018 by and among Gregory T. Lucier, River Road Capital Partners, LLC and the Company (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)

10.33#

Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement effective October 16, 2018 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 19, 2018)

10.34#

Notice of Grant of Share Purchase Matching Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

10.35#

Notice of Grant of “Inducement” Performance Restricted Stock Units and Award Agreement granted to Gregory T. Lucier on May 22, 2015 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)

10.36#	Employment Letter dated October 17, 2018 between the Company and Matthew Link (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 19, 2018)
10.37#

Notice of Grant of Performance Cash Award and Award Agreement granted to Matthew Link on December 3, 2018  (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)

10.38#	Employment Letter dated December 27, 2019 between the Company and Matthew K. Harbaugh
10.39#	Employment Letter dated June 19, 2018 between the Company and Nathaniel B. Sisitsky, Esq.
10.40#	Employment Letter dated February 25, 2019 between the Company and Paul D. McClintock
10.41#	Employment Letter dated November 11, 2019 between the Company and Paul D. McClintock
10.42#	Employment Letter dated December 31, 2019 between the Company and Rajesh Asarpota
10.43#	General Consulting and Services Agreement dated December 31, 2019 between the Company and Rajesh Asarpota
10.44#

Separation Agreement and General Release dated December 29, 2018 between the Company and Pete Leddy (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 3, 2019)

10.45#

General Consulting and Services Agreement dated December 29, 2018 between the Company and Pete Leddy (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 3, 2019)

10.46#

Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement dated December 29, 2018 between the Company and Pete Leddy (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 3, 2019)

10.47#

Separation Agreement and General Release dated December 31, 2018 between the Company and Stephen Rozow (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2019)

10.48#

General Consulting and Services Agreement effective December 31, 2018 between the Company and Stephen Rozow (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2019)

10.49#

Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement effective December 31, 2018 between the Company and Stephen Rozow (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2019)

Exhibit Number	Description
10.50#

General Consulting and Services Agreement effective June 28, 2018 between the Company and Joan Stafslien (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2019)

10.51#

Separation Agreement and General Release dated June 28, 2018 between the Company and Joan Stafslien (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2019)

10.52#	Non-Employee Director Cash Compensation Plan
10.53

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 29, 2017)

10.54

Amended and Restated Credit Agreement, dated April 25, 2017, by and among the Company, as the Borrower, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders party thereto (incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 25, 2017)

10.55

Amended and Restated Security and Pledge Agreement, dated April 25, 2017, by and among the Company and certain material subsidiaries of the Company in favor of Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 25, 2017)

10.56

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.57

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.58

Confirmation for base call option transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.59

Confirmation for additional call option transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.60

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.61

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.62

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.63

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

21.1	List of subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

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

NUVASIVE, INC.
Date: February 20, 2020
By: /s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Christopher Barry and Matthew K. Harbaugh, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Christopher Barry	Chief Executive Officer and Director	February 20, 2020
J. Christopher Barry	(Principal Executive Officer)

/s/ Matthew K. Harbaugh	Executive Vice President and Chief Financial Officer	February 20, 2020
Matthew K. Harbaugh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Vickie L. Capps	Director	February 20, 2020
Vickie L. Capps

/s/ John A. DeFord	Director	February 20, 2020
John A. DeFord

/s/ Robert F. Friel	Director	February 20, 2020
Robert F. Friel

/s/ R. Scott Huennekens	Director	February 20, 2020
R. Scott Huennekens

/s/ Gregory T. Lucier	Director	February 20, 2020
Gregory T. Lucier

/s/ Leslie V. Norwalk, Esq.	Director	February 20, 2020
Leslie V. Norwalk, Esq.

/s/ Donald J. Rosenberg	Director	February 20, 2020
Donald J. Rosenberg

/s/ Daniel J. Wolterman	Director	February 20, 2020
Daniel J. Wolterman

NUVASIVE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the amendments in ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of inventory

Description of the Matter

The Company's inventories totaled $312.4 million as of December 31, 2019. As explained in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Auditing management's calculation of estimated excess and obsolete inventory involved subjective auditor judgment because the estimate was sensitive to changes in significant assumptions. In particular, such assumptions include product life cycle and revenue forecasts as well as specific product considerations such as timing of the introduction and development of new or enhanced products.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company's excess and obsolete inventory valuation process, including controls over management's assessment of the assumptions and controls related to the completeness and accuracy of data, including calculations underlying the excess and obsolete inventory valuation.

Our substantive audit procedures included, among others, evaluating and testing the significant assumptions stated above and the accuracy and completeness of the underlying data used in management's excess and obsolete inventory valuation assessment. To test inventory excess and obsolescence assumptions, we compared the on-hand inventory quantities to revenue forecasts and historical sales and evaluated adjustments to revenue forecasts for specific product considerations, such as timing of the introduction and development of new or enhanced products. We also assessed the historical accuracy of management's estimate and performed sensitivity analyses over the significant assumptions to evaluate the impact of changes in the obsolete and excess inventory estimate that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California

February 20, 2020

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and shares)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$213,034	$117,840
Accounts receivable, net of allowances of $17,019 and $16,171, respectively	211,532	196,487
Inventory, net	312,419	273,244
Prepaid income taxes	10,434	16,905
Prepaid expenses and other current assets	16,917	13,733
Total current assets	764,336	618,209
Property and equipment, net	266,318	238,841
Intangible assets, net	201,092	252,048
Goodwill	561,064	561,366
Operating lease right-of-use assets	66,932	—
Deferred tax assets	9,162	5,263
Restricted cash and investments	1,494	2,395
Other assets	14,892	29,737
Total assets	$1,885,290	$1,707,859
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$97,160	$107,292
Contingent consideration liabilities	15,727	7,560
Accrued payroll and related expenses	86,458	59,960
Operating lease liabilities	5,567	—
Income tax liabilities	2,005	4,648
Total current liabilities	206,917	179,460
Senior Convertible Notes	623,298	602,526
Deferred and income tax liabilities	14,655	4,964
Operating lease liabilities	73,153	—
Other long-term liabilities	52,060	86,384
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at December 31, 2019 and December 31, 2018, 57,524,658 and 56,648,077 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	62	61
Additional paid-in capital	1,429,854	1,397,829
Accumulated other comprehensive loss	(9,418)	(8,628)
Retained earnings	82,475	17,241
Treasury stock at cost; 5,379,536 shares and 5,116,496 shares at December 31, 2019 and December 31, 2018, respectively	(587,766)	(571,978)
Total equity	915,207	834,525
Total liabilities and equity	$1,885,290	$1,707,859

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue
Product revenue	$1,044,611	$986,457	$938,971
Service revenue	123,459	115,257	87,714
Total revenue	1,168,070	1,101,714	1,026,685
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	232,474	234,509	207,307
Cost of services	79,883	76,650	61,134
Total cost of revenue	312,357	311,159	268,441
Gross profit	855,713	790,555	758,244
Operating expenses:
Sales, marketing and administrative	611,181	575,836	539,507
Research and development	72,380	61,695	50,425
Amortization of intangible assets	51,097	50,670	48,039
Purchase of in-process research and development	—	8,913	—
Litigation liability loss	—	27,800	4,500
Business transition costs	(1,995)	11,473	4,287
Total operating expenses	732,663	736,387	646,758
Interest and other expense, net:
Interest income	1,917	586	440
Interest expense	(38,525)	(37,857)	(38,021)
Other (expense) income, net	(5,925)	(8,174)	(1,542)
Total interest and other expense, net	(42,533)	(45,445)	(39,123)
Income before income taxes	80,517	8,723	72,363
Income tax (expense) benefit	(15,283)	3,756	7,492
Consolidated net income	$65,234	$12,479	$79,855
Add back net loss attributable to non-controlling interests	$—	$—	$(1,743)
Net income attributable to NuVasive, Inc.	$65,234	$12,479	$81,598

Net income per share attributable to NuVasive, Inc.:
Basic	$1.26	$0.24	$1.60
Diluted	$1.23	$0.24	$1.48
Weighted average shares outstanding:
Basic	51,956	51,382	50,874
Diluted	53,160	52,355	55,193

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Consolidated net income	$65,234	$12,479	$79,855
Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of tax	—	—	(1)
Translation adjustments, net of tax	(790)	(1,695)	3,699
Other comprehensive (loss) income:	(790)	(1,695)	3,698
Total consolidated comprehensive income	64,444	10,784	83,553
Net loss attributable to non-controlling interests	—	—	1,743
Comprehensive income attributable to NuVasive, Inc.	$64,444	$10,784	$85,296

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

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated				Total
			Additional	Other				NuVasive, Inc.	Non-
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity	Interests	Equity
Balance at December 31, 2017	56,164	$60	$1,363,549	$(6,933)	$4,762	(5,002)	$(565,867)	$795,571	$3,845	$799,416
Issuance of common stock under employee and director stock option and purchase plans	466	1	11,309	—	—	(114)	(6,111)	5,199	—	5,199
Stock-based compensation expense	—	—	27,353	—	—	—	—	27,353	—	27,353
Issuance of common stock in connection with royalty milestone achievement	18	—	4,719	—	—	—	—	4,719	—	4,719
Consolidated net income	—	—	—	—	12,479	—	—	12,479	—	12,479
Consideration paid in excess of non-controlling interests	—	—	(9,101)	—	—	—	—	(9,101)	—	(9,101)
Non-controlling interests	—	—	—	—	—	—	—	—	(3,845)	(3,845)
Other comprehensive loss	—	—	—	(1,695)	—	—	—	(1,695)	—	(1,695)
Balance at December 31, 2018	56,648	$61	$1,397,829	$(8,628)	$17,241	(5,116)	$(571,978)	$834,525	$—	$834,525

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2018	56,648	$61	$1,397,829	$(8,628)	$17,241	(5,116)	$(571,978)	$834,525
Issuance of common stock under employee and director stock option and purchase plans	805	1	7,724	—	—	(264)	(15,788)	(8,063)
Stock-based compensation expense	—	—	24,096	—	—	—	—	24,096
Issuance of common stock in connection with royalty milestone achievement	72	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	65,234	—	—	65,234
Consideration paid in excess of non-controlling interests	—	—	205	—	—	—	—	205
Other comprehensive loss	—	—	—	(790)	—	—	—	(790)
Balance at December 31, 2019	57,525	$62	$1,429,854	$(9,418)	$82,475	(5,380)	$(587,766)	$915,207

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Consolidated net income	$65,234	$12,479	$79,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,593	129,765	121,176
Purchase of in-process research and development	—	8,913	—
Deferred income taxes	5,844	(11,396)	(12,838)
Amortization of non-cash interest	21,288	20,123	20,538
Stock-based compensation	30,297	25,673	22,391
Net loss on strategic investments	4,767	4,421	—
Reserves on current assets	18,382	14,834	5,622
Other non-cash adjustments	5,650	22,186	15,266
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,407)	4,562	(26,610)
Inventory	(54,872)	(38,646)	(35,867)
Prepaid expenses and other current assets	(4,622)	(1,280)	(12,681)
Accounts payable and accrued liabilities	(3,253)	22,035	(4,263)
Contingent consideration liabilities	(626)	(300)	(11,200)
Accrued payroll and related expenses	24,256	2,595	3,975
Litigation liability	(45)	1,165	8,150
Income taxes	3,804	2,054	3,455
Net cash provided by operating activities	235,290	219,183	176,969
Investing activities:
Acquisitions and investments	(4,100)	(55,266)	(62,370)
Proceeds from other investments	—	3,584	—
Purchases of intangible assets	(7,501)	(7,682)	(2,270)
Purchases of property and equipment	(122,883)	(101,921)	(110,221)
Net cash used in investing activities	(134,484)	(161,285)	(174,861)
Financing activities:
Proceeds from the issuance of common stock	6,415	8,127	9,991
Payment of contingent consideration	(809)	(19,450)	(19,400)
Purchase of treasury stock	(14,478)	(2,928)	(11,860)
Repurchases of convertible notes	—	—	(63,317)
Proceeds from revolving line of credit	—	100,000	60,000
Repayments on revolving line of credit	—	(100,000)	(60,000)
Other financing activities	2,228	(327)	(2,442)
Net cash used in financing activities	(6,644)	(14,578)	(87,028)
Effect of exchange rate changes on cash	131	(1,283)	2,070
Increase (decrease) in cash, cash equivalents and restricted cash	94,293	42,037	(82,850)
Cash, cash equivalents and restricted cash at beginning of period	120,235	78,198	161,048
Cash, cash equivalents and restricted cash at end of period	$214,528	$120,235	$78,198
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with royalty milestone achievement	$—	$4,719	$5,131
Supplemental cash flow information:
Interest paid	$16,145	$17,182	$15,897
Income taxes paid	$5,828	$5,510	$1,459

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$213,034	$117,840	$72,803
Restricted cash, current	—	—	3,901
Restricted cash, non-current	1,494	2,395	1,494
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$214,528	$120,235	$78,198

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

The Company’s procedurally integrated solutions use innovative, technological advancements and the MAS platform to provide surgical efficiency, operative reliability, and procedural versatility. The Company offers a range of implants for spinal surgery, which include its porous titanium and polyetheretherketone (“PEEK”) implants under its Advanced Materials Science portfolio, fixation products such as customizable rods, plates and screws, bone allograft in patented saline packaging, allogeneic and synthetic biologics, and disposables used in IOM. The Company makes available MAS instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using the Company’s implants and fixation products. The Company sells MAS instrument sets, MaXcess and neuromonitoring systems to hospitals, however, such sales are immaterial to the Company’s results of operations.

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

The Company has developed a procedural solution for spine surgery that includes IOM services, iGA and hardware and software technology offerings. The Company has also invested in the development of capital equipment designed to further improve clinical and economic outcomes through proceduralization, including LessRay and Pulse. Revenue from the sale or lease of capital equipment does not make up a material portion of the Company’s total revenue.

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

The Company has reclassified historically presented revenue and cost of revenue to conform to the current year presentation, which now reflects revenue and costs allocated to the Company’s product and service offerings. These reclassifications had no impact on previously reported results of operations. Additionally, as required by Accounting Standards Update 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), on January 1, 2018 the Company adopted Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), electing the full retrospective method of adoption.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies Accounting Standard Codification 740 – Income Taxes, to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions for intraperiod tax allocation, recognizing deferred taxes for investments and simplifies guidance to reduce complexity in certain areas. This update is effective for annual periods beginning after December 15, 2020, and interim periods within those periods, and early adoption is permitted.  The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is effective for annual periods beginning after December 15, 2020, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

The Company adopted ASC 842 as of January 1, 2019, electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company elected the package of practical expedients permitted under the transition guidance. As a result of the adoption, the Company recorded right-of-use assets and liabilities of $62.8 million and $75.1 million, respectively, and their corresponding deferred tax assets and liabilities on its Consolidated Balance Sheet as of January 1, 2019. The adoption had no cumulative impact to retained earnings. See Note 6 to the Consolidated Financial Statements included in this Annual Report for further disclosure on the Company’s leasing arrangements.

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

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IOM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, the Company does offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis. Revenue from the sale or lease of capital equipment is generally recognized following the execution of a contract and upon the installation of the equipment and the acceptance by the customer. Revenue from sales and leases of surgical instrument sets and capital equipment represent an immaterial amount of the Company’s total revenue in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

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

Inventory

Net inventory as of December 31, 2019 consisted of $298.7 million of finished goods, $6.4 million of work in progress and $7.3 million of raw materials. Net inventory as of December 31, 2018 consisted of $259.4 million of finished goods, $5.0 million of work in progress and $8.8 million of raw materials.

Finished goods primarily consists of specialized implants, fixation products and disposables and are stated at the lower of cost or net realizable value determined by utilizing a standard cost method, which includes capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to lower of cost or net realizable value. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Excess and Obsolete Inventory

The Company provides an inventory reserve for estimated obsolescence and excess inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of products sold. Historically, the Company’s reserves have been adequate to cover losses.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its most recent annual evaluation for impairment as of October 1, 2019 using the qualitative assessment and determined that no impairment existed. In addition, no indicators of impairments were noted through December 31, 2019 and consequently, no impairment charge has been recorded during the year.

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

See Note 2 to the Consolidated Financial Statements included in this Annual Report for further disclosure on goodwill and intangible assets.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 2 to 20 years. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter. Leased property meeting certain financing lease criteria is capitalized under property and equipment, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under financing leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance and repairs are expensed as incurred.

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

Based on the Company’s review, it concluded that it was more likely than not that it would be able to realize the future benefits of its domestic and foreign deferred tax assets, with the exceptions of California, Malta, Brazil and Colombia. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods. Due to low state apportionment, large net operating losses and the generation of sizeable research credits in California, the Company concluded that it is not more likely than not that it will be able to utilize its California deferred tax assets. Therefore, the Company has maintained a full valuation allowance on its California deferred tax assets as of December 31, 2019. Due to a history of losses in Malta, Brazil and Colombia, and the lack of alternative sources of future taxable income, the Company has established a full valuation allowance against these entities’ deferred tax assets as of December 31, 2019.

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

See Note 10 and 11 to the Consolidated Financial Statements included in this Annual Report for further discussion on legal proceedings and investigations.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $9.4 million, $8.6 million, and $6.9 million at December 31, 2019, 2018, and 2017, respectively.

Research and Development

Research and development costs are expensed as incurred. To the extent the Company purchases research and development assets with a future alternative use the Company will capitalize and amortize the assets over its useful life.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Consolidated Statements of Operations, were $27.7 million, $25.4 million, and $24.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to surgeons and hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on assessment of the likelihood that the contingent consideration will be paid. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period.

The Company incurred $(2.0) million of such costs during the year ended December 31, 2019, which included $(6.3) million of fair value adjustments on contingent consideration liabilities primarily associated with the Company’s 2017 and 2016 acquisitions. The remaining costs consisted primarily of various business transition activities.

The Company incurred $11.5 million of such costs during the year ended December 31, 2018, which consisted primarily of various business transition activities, offset by $(1.5) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

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

The fair value of RSUs including PRSUs with pre-defined performance criteria is based on the stock price on the date of grant whereas the expense for PRSUs with pre-defined performance criteria is adjusted with the probability of achievement of such performance criteria at each period end. The fair value of the PRSUs that are earned based on the achievement of pre-defined market conditions for total shareholder return is estimated on the date of grant using a Monte Carlo valuation model. The key assumptions in applying this model are an expected volatility and a risk-free interest rate.

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

Net Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested RSUs, PRSUs (including those with performance and market conditions), warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. The contingently issuable shares are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Net income attributable to NuVasive, Inc.	$65,234	$12,479	$81,598
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	51,956	51,382	50,874
Dilutive potential common stock outstanding:
Stock options and ESPP	15	36	141
RSUs and PRSUs	658	760	1,083
Warrants	—	—	1,494
Senior Convertible Notes	531	177	1,601
Weighted average common shares outstanding for diluted	53,160	52,355	55,193
Basic net income per share attributable to NuVasive, Inc.	$1.26	$0.24	$1.60
Diluted net income per share attributable to NuVasive, Inc.	$1.23	$0.24	$1.48

The following weighted outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Stock options, ESPP, RSUs and PRSUs	115	162	147
Warrants	10,865	10,865	10,865
Senior Convertible Notes	5,433	5,433	2,716
Total	16,413	16,460	13,728

2.    Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consisted of the following:

		December 31,
(in thousands, except years)	Useful Life	2019	2018
Instrument sets	4	$381,310	$326,831
Machinery and equipment	5 to 7	66,482	58,585
Computer equipment and software	3 to 7	149,134	127,539
Leasehold improvements	2 to 15	29,542	32,973
Furniture and fixtures	3 to 7	8,931	8,961
Building and improvements	10 to 20	22,921	20,216
Land	—	1,277	1,277
		659,597	576,382
Less: accumulated depreciation and amortization		(393,279)	(337,541)
		$266,318	$238,841

Property and equipment mainly consisted of instrument sets, which are made available to surgeons and hospitals that purchase implants, biologics and disposables for use in individual surgical procedures.

Depreciation expense was $80.8 million, $75.4 million, and $69.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

Capitalized software costs include only those direct costs associated with the actual development or acquisition of computer software. At December 31, 2019 and 2018, the Company had $51.7 million and $40.6 million in unamortized capitalized software costs, respectively. Amortization expense related to capitalized software costs was $10.4 million, $10.6 million and $10.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2019 consisted of the following:

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
(in thousands, except years)	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(163,459)	$108,289
Manufacturing know-how and trade secrets	13	30,798	(20,333)	10,465
Trade name and trademarks	9	25,500	(16,947)	8,553
Customer relationships	9	150,744	(76,959)	73,785
Total intangible assets subject to amortization	9	$478,790	$(277,698)	$201,092
Intangible assets not subject to amortization:
Goodwill				561,064
Total goodwill and intangible assets, net				$762,156

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

Total expense related to the amortization of intangible assets which is recorded in either cost of goods sold or operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible, was $54.8 million, $54.4 million and $51.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2018
Gross goodwill	$569,666
Accumulated impairment loss	(8,300)
561,366
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(302)
(302)
December 31, 2019
Gross goodwill	569,364
Accumulated impairment loss	(8,300)
$561,064

Total future amortization expense related to intangible assets subject to amortization at December 31, 2019 is set forth in the table below:

(in thousands)
2020	$52,109
2021	50,222
2022	41,464
2023	17,708
2024	14,273
Thereafter through 2031	25,316
Total future amortization expense	$201,092

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in thousands)	2019	2018
Accrued expenses	$63,163	$70,386
Accounts payable	11,827	8,799
Distributor commissions payable	7,983	8,194
Other taxes payable	6,501	9,359
Royalties payable	4,994	7,173
Other	2,692	3,381
Accounts payable and accrued liabilities	$97,160	$107,292

3.    Fair Value Measurements

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent considerations are measured at fair value on a recurring basis. As of December 31, 2019 and 2018, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2019
Cash equivalents:
Money market funds	$151,750	$151,750	$—	$—
Total cash equivalents	$151,750	$151,750	$—	$—

December 31, 2018
Cash equivalents:
Money market funds	$56,000	$56,000	$—	$—
Total cash equivalents	$56,000	$56,000	$—	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2019 and 2018 approximate their related fair values due to the short-term maturities of these instruments.

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses, which includes gains and losses from derivative instruments, were $0.8 million, $3.7 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in other (expense) income, net in the Consolidated Statements of Operations.

As of December 31, 2019, 2018, and 2017 a notional principal amount of $26.9 million, $26.8 million, and $14.3 million respectively, was outstanding to hedge currency risk relative to foreign receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $0.4 million, $0.5 million, and $(1.9) million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in other (expense) income, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was $0.1 million as of December 31, 2019 and $0.3 million as of December 31, 2018. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at December 31, 2019 and December 31, 2018 was approximately $869.3 million and $684.8 million, respectively. See Note 5 to the Consolidated Financial Statements included in this Annual Report for further discussion on the carrying value of the notes.

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

Contingent consideration liabilities were $42.6 million and $50.4 million as of December 31, 2019 and December 31, 2018, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2019	2018
Fair value measurement at January 1	$50,410	$67,941
Contingent consideration liability recorded upon acquisition	—	3,543
Change in fair value measurement	(6,297)	(1,517)
Changes resulting from foreign currency fluctuations	(119)	193
Contingent consideration paid or settled	(1,435)	(19,750)
Fair value measurement at December 31	$42,559	$50,410

During the year ended December 31, 2018, the Company paid $19.0 million in outstanding milestone obligations associated with the LessRay acquisition, of which $9.0 million related to the achievement of a commercial milestone, and $10.0 million related to the achievement of a regulatory approval milestone. Of the $19.0 million, $18.7 million represented the initial purchase price allocation and is presented as a cash outflow for financing activities on the Consolidated Statement of Cash Flows, and the remaining $0.3 million represented fair value adjustments and is presented as a cash outflow in operating activities.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s capital lease obligations approximated their estimated fair value as of December 31, 2019 and 2018.

During the year ended December 31, 2019, the Company recorded a loss of $4.8 million on a strategic investment. The loss was recorded in other (expense) income, net in the Consolidated Statement of Operations included in this Annual Report.

During the year ended December 31, 2018, the Company expensed $8.9 million for a purchased in-process research and development asset which had no future alternative use. The Company also recorded a net loss of $3.8 million on strategic investments during the year ended December 31, 2018. The net loss was recorded in other (expense) income, net in the Consolidated Statement of Operations included in this Annual Report.

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

Variable Interest Entities

The Company provides IOM services through various subsidiaries, which conduct business as NuVasive Clinical Services. In providing IOM services to surgeons and healthcare facilities across the United States, the Company maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financial statements. The creditors of the PCs have claims only to the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

5.     Indebtedness

The carrying values of the Company’s Senior Convertible Notes due 2021 are as follows:

(in thousands)	December 31, 2019	December 31, 2018
2.25% Senior Convertible Notes due 2021:
Principal amount	$650,000	$650,000
Unamortized debt discount	(22,501)	(40,117)
Unamortized debt issuance costs	(4,201)	(7,357)
Total Senior Convertible Notes	$623,298	$602,526

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

The interest expense recognized on the 2021 Notes during the year ended December 31, 2019 includes $14.6 million, $17.6 million and $3.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2018 includes $14.6 million, $16.7 million and $2.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2017 includes $14.6 million, $15.9 million and $2.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of the Company's common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of the Company's common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). Prior to March 20, 2019, the Company could not redeem the 2021 Notes. The Company may redeem the 2021 Notes, at its option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. As of December 31, 2019, the Company was unaware of any current events or market conditions that would have allowed holders to convert the 2021 Notes.

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

Revolving Senior Credit Facility

In April 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) for a revolving senior credit facility (the “2017 Facility”), which replaced the previous Credit Agreement the Company had entered into in February 2016. The 2017 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $500.0 million. The 2017 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2017 Facility provided the Company remains in compliance with the underlying financial covenants, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2017 Facility matures in April 2022 (subject to an earlier springing maturity date), and includes a sublimit of $100.0 million for multicurrency borrowings, a sublimit of $50.0 million for the issuance of standby letters of credit, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries are pledged as collateral under the 2017 Facility (subject to customary exceptions) pursuant to the term set forth in the Amended and Restated Security and Pledge Agreement (the “2017 Security Agreement”) executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantees the 2017 Facility. In connection with the 2017 Facility, the Company incurred issuance costs which will be amortized over the term of the 2017 Facility. The Company did not carry any outstanding revolving loans under the 2017 Facility as of December 31, 2019 and 2018.

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million and $2.4 million as of December 31, 2019 and 2018, respectively.

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

Certain leases require the Company to pay taxes, insurance and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The Company has future lease payment obligations of approximately $58.0  million related to corporate office facilities that were in the process of being built-out as of December 31, 2019. The lease liabilities and the corresponding right-of-use assets associated with these lease obligations will be recorded upon the commencement date of the lease in the first quarter of 2020.

The table below summarizes the Company’s right-of-use assets and lease liabilities as of December 31, 2019:

(in thousands, except years and rates)	December 31, 2019
Assets
Operating	$66,932
Financing	1,453
Total leased assets	$68,385

Liabilities
Current:
Operating	$5,567
Financing	672
Long-term:
Operating	73,153
Financing	905
Total lease liabilities	$80,297

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	12.4
Weighted-average remaining lease term (years) - finance leases	2.3
Weighted-average discount rate - operating leases	7.3%
Weighted-average discount rate - finance leases	5.4%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations during the year ended December 31, 2019:

(in thousands)	December 31, 2019
Lease expense:
Operating lease expense	$11,859
Finance lease expense:
Depreciation of right-of-use assets	441
Interest expense on lease liabilities	56
Total lease expense	$12,356

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$12,140
Operating cash flows used for financing leases	56
Financing cash flows used for financing leases	420
Total cash paid for amounts included in the measurement of lease liabilities	$12,616

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$86,134

Rent expense, including costs directly associated with the facility leases, was approximately $12.8 million and $12.6 million for the years ended December 31, 2018 and 2017, respectively.

The Company’s future minimum annual lease payments under operating and financing leases at December 31, 2019 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
2020	$744	$11,024
2021	645	10,522
2022	283	10,090
2023	14	9,708
2024	9	8,645
Thereafter	—	75,277
Total minimum lease payments	$1,695	$125,266
Less: amount representing interest	(118)	(46,546)
Present value of obligations under leases	1,577	78,720
Less: current portion	(672)	(5,567)
Long-term lease obligations	$905	$73,153

Prior to the adoption of ASC 842, the Company’s future minimum annual lease payments under capital and operating leases, including payments for costs directly associated with the facility leases, for years ending after December 31, 2018 were as follows:

	Capital	Operating
(in thousands)	Leases	Leases
2019	$534	$13,750
2020	507	13,007
2021	244	10,954
2022	24	10,578
2023	5	10,515
Thereafter	—	116,684
Total minimum lease payments	$1,314	$175,488
Less: amount representing interest	(59)
Present value of obligations under capital leases	1,255
Less: current portion	(449)
Long-term capital lease obligations	$806

Licensing and Purchasing Agreements

The Company has both minimum and contingent obligations to make payments of up to $74.0 million if specified future events occur or conditions are met as provided in certain revenue-based, consulting, purchase and/or product development agreements. Not all of the respective agreements specify milestone payment timelines. Certain payments will be made in a combination of cash and the Company’s common shares as provided in the agreements. Any payments in satisfaction of these obligations are considered either a research and development expense or a cost of revenue depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At December 31, 2019, future commitments for such key executives were approximately $15.6 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

7.    Stockholders’ Equity

Common Stock

There were 120,000,000 shares of common stock authorized at December 31, 2019 and 2018.

Preferred Stock

There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2019 and 2018.

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

The compensation cost that has been included in the Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Sales, marketing and administrative expense	$25,968	$22,190	$20,596
Research and development expense	3,798	3,052	1,445
Cost of goods sold	531	431	350
Stock-based compensation expense before taxes	30,297	25,673	22,391
Related income tax benefits	(6,191)	(6,418)	(8,509)
Stock-based compensation expense, net of taxes	$24,106	$19,255	$13,882

As of December 31, 2019, there was $20.9 million and $17.1 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.7 years and 2.7 years, respectively. In addition, as of December 31, 2019, there was $0.8 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2020. There was no unamortized expense for stock options as of December 31, 2019.

Restricted Stock Units

The total fair value of RSUs that vested during the year ended December 31, 2019, 2018, and 2017 was $21.5 million, $8.8 million and $19.9 million, respectively.

Following is a summary of RSU activity for the year ended December 31, 2019:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except per share amounts)	Shares	Fair Value
Outstanding at December 31, 2018	1,114	$55.25
Granted	373	59.01
Vested	(366)	45.89
Forfeited	(176)	60.10
Outstanding at December 31, 2019	945	$59.21

For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vested RSUs were approximately 122,000, 42,000, and 103,000 in 2019, 2018, and 2017, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting RSUs were $7.2 million, $2.2 million and $7.2 million in 2019, 2018 and 2017, respectively.

Performance-Based Restricted Stock Units

The Company has granted PRSUs since 2012 for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, including targets for revenue, operating margin, earnings per share and total shareholder return over pre-determined periods of time. Share payout levels range from 0% to 312.5% depending on the respective terms of an award. Based upon the company’s actual performance against the performance conditions, approximately 276,000, 21,000 and 76,000 shares of common stock vested pursuant to PRSUs in 2019, 2018 and 2017, respectively.

In 2015, the Company granted a PRSU award with a five-year cliff vesting term to Gregory T. Lucier in connection with his appointment as the Company’s Chief Executive Officer, for which the performance criteria was not based on Company or market specific performance metrics, but rather stock price performance. As such, the Company recorded the award as a liability subject to recurring fair value adjustments that affect stock-based compensation expense. No shares have been paid out pursuant to this award, and no payment, if any, is expected to become due until May 2020. In November 2018, J. Christopher Barry succeeded Mr. Lucier as the Company’s Chief Executive Officer, and Mr. Lucier remained on the Company’s Board of Directors and entered into an agreement to provide services to the Company as a consultant. The PRSU award granted to Mr. Lucier will continue to vest in accordance with the continued services provided by Mr. Lucier as a consultant and as a member of the Company’s Board of Directors through the vesting date.

The total fair value of PRSUs vested during 2019, 2018, 2017 and was $19.9 million, $2.1 million and $10.3 million, respectively.

Following is a summary of PRSU activity for the year ended December 31, 2019:

		Maximum Number
(in thousands, except per share amounts)	Shares	of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2018	987	1,658	$56.88
Awarded at target	227	309	52.77
Vested	(276)	(452)	45.24
Forfeited	(207)	(399)	52.78
Outstanding at December 31, 2019	731	1,116	$57.07

For the majority of PRSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vesting PRSUs were approximately 121,000, 8,000 and 35,000 in 2019, 2018 and 2017 respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting PRSUs were $7.2 million, $0.4 million, and 2.5 million in 2019, 2018, and 2017, respectively.

Stock Options

The Company has not granted any stock options since 2011. The stock options previously granted are exercisable for a period of up to ten years after the date of grant.

The aggregate intrinsic value of outstanding stock options at December 31, 2019 is based on the Company’s closing stock price on December 31, 2019 of $77.34. Stock option exercises during the year ended December 31, 2019 were primarily all executed with net share settlements, for which the Company does not receive any cash proceeds. The Company received $1.3 million and $2.4 million in proceeds from the exercise of stock options during the years ended December 31, 2018 and 2017, respectively. The total intrinsic value of stock options exercised was $1.0 million, $2.5 million, and $8.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. There were no stock options that vested during the years ended December 31, 2019, 2018 or 2017.

Following is a summary of stock option activity for the year ended December 31, 2019 under all stock plans:

			Weighted-Average
			Remaining
		Weighted	Contractual	Aggregate
		Avg. Exercise	Term	Intrinsic
(in thousands, except years and per share amounts)	Shares	Price	(Years)	Value
Outstanding at December 31, 2018	49	$35.76	1.52	$680
Exercised	(33)	38.79
Cancelled	—	—
Outstanding at December 31, 2019	16	29.18	0.89	$747
Exercisable at December 31, 2019	16	$29.18	0.89	$747
Vested or expected to vest at December 31, 2019	16	$29.18	0.89	$747

 For the majority of stock options, shares are issued on the exercise dates net of the amount of shares needed to satisfy each of the exercise price (in lieu of cash) and statutory tax withholding requirements, the latter to be paid by the Company on behalf of the employee. The total shares withheld related to exercised stock options were approximately 21,000, 65,000, and 105,000 in 2019, 2018, and 2017, respectively, and were based on the value of the stock options on their exercise dates as determined by the Company’s closing stock price. Total cash payments for the employees’ tax obligations to the taxing authorities related to exercised stock options were $0.1 million, $0.4 million, and $2.1 million in 2019, 2018, and 2017, respectively.

Employee Stock Purchase Plan

The NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the “ESPP”), provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the six-month offering period or (ii) the respective purchase date. In the years ended December 31, 2019, 2018 and 2017, 129,000, 151,000, and 154,000 shares, respectively, were purchased under the ESPP.

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2019	2018	2017
ESPP
Volatility	35%	33%	26%
Expected term (years)	0.5	0.5	0.5
Risk free interest rate	2.3%	1.8%	0.9%
Expected dividend yield	—%	—%	—%

Common Stock Reserved for Future Issuance

The following table summarizes common shares reserved for issuance on exercise or conversion at December 31, 2019:

(in thousands)
Issued and outstanding stock options	16
Issued and outstanding RSUs and PRSUs	1,692
Available for issuance under the ESPP	964
Available for future grant	3,762
2021 Notes	14,396
2021 Warrants	32,596
Total shares reserved for future issuance	53,426

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

8.    Income Taxes

Total income before income taxes summarized by region was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
United States	$74,721	$8,939	$76,480
Foreign	5,796	(216)	(4,117)
Total income before income taxes	$80,517	$8,723	$72,363

The income tax provision (benefit) was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$4,802	$(4,188)	$5,972
State	4,638	2,043	776
Foreign	2,205	5,972	2,793
Total current provision	11,645	3,827	9,541
Deferred:
Federal	5,873	(5,944)	(1,565)
State	(4,565)	(7,092)	(4,276)
Foreign	(819)	(98,795)	(2,223)
Total deferred provision	489	(111,831)	(8,064)
Changes in tax rate	606	258	(14,668)
Changes in valuation allowance	2,543	103,990	5,699
Total provision (benefit)	$15,283	$(3,756)	$(7,492)

The differences between the income tax provision at the United States federal statutory tax rate and the Company’s effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Tax provision at federal statutory rate	$16,909	$1,832	$25,327
Income tax credits and incentives	(7,209)	(5,525)	(3,462)
State income tax	3,763	90	3,553
Valuation allowance	2,543	103,990	5,703
Net tax benefit on international restructuring	—	(97,028)	—
Return to provision adjustments	(2,323)	(4,180)	(2,443)
Acquisition related charges	(1,808)	(221)	(489)
Compensation expense	1,643	2,008	(5,619)
Income tax reserves	(1,146)	(6,717)	1,184
Nondeductible meals and entertainment	717	769	922
Foreign tax rate differences from federal statutory rate	716	576	684
Change in tax rates	606	258	(14,668)
Recovery of tax basis in United States subsidiary	—	—	(19,540)
Other	872	392	1,356
Total provision (benefit)	$15,283	$(3,756)	$(7,492)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Amortization	$87,296	$106,769
Net operating loss carryforwards	24,656	7,516
Inventory	24,069	12,385
General business and other credit carryforwards	23,168	25,846
Lease liability	17,636	—
Stock-based compensation	11,562	14,914
Original issue discount	1,840	3,322
Other	22,591	27,869
Gross deferred tax assets	212,818	198,621
Less valuation allowance	(122,534)	(120,233)
Net deferred tax assets	90,284	78,388
Deferred tax liabilities:
Depreciation	(37,045)	(32,851)
Acquired intangibles	(34,799)	(42,767)
Right-of-use assets	(14,891)	—
Other	(6,260)	(1,843)
Total deferred tax liabilities	(92,995)	(77,461)
Net deferred tax (liabilities) assets	$(2,711)	$927

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Gross unrecognized tax benefits at January 1	$19,545	$25,356	$23,322
Increases in tax positions for prior years	62	499	1,692
Decreases in tax positions for prior years	(112)	(756)	(24)
Increases in tax positions for current year relating to ongoing operations	2,073	1,913	968
Decreases in tax positions as a result of a lapse of statute of limitations	(616)	(6,446)	(402)
Increases in tax positions for current year relating to acquisitions	—	169	—
Decreases in tax positions due to settlements with taxing authorities	(624)	(1,190)	(200)
Gross unrecognized tax benefits at December 31	$20,328	$19,545	$25,356

At December 31, 2019, 2018, and 2017, $18.7 million, $18.1 million, and $24.1 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2019, 2018, and 2017, the Company recognized approximately $0.1 million, $(0.5) million, and $(0.1) million, respectively, in interest and penalties as income tax expense (benefit) in the Consolidated Statements of Operations. The Company had approximately $0.1 million for the payment of interest and penalties accrued at both December 31, 2019 and 2018 in the Consolidated Balance Sheets.

The Company believes it is reasonably possible that approximately $5.9 million of its remaining unrecognized tax positions may be recognized by the end of 2020 as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

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

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audit is with the U.S. Internal Revenue Service for 2014 – 2016 tax years. California is subject to examination in all years due to prior year net operating losses and research and development credits. Other major state and foreign jurisdictions remain subject to examination from 2015 and 2012 forward, respectively.

The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as a current period expense when incurred (the "period cost method").

The Company has approximately $1.5 million of undistributed earnings attributable to operations in its controlled foreign corporations as of December 31, 2019. Due to recent tax reform in the United States and favorable treaties between the United States and countries in which its controlled foreign corporations operate, the Company has the ability to repatriate earnings without incurring additional tax liabilities. Accordingly, the Company has not recorded a liability for taxes associated with any future distributions of these undistributed earnings.

At December 31, 2019, the Company had $2.2 million, $48.6 million and $60.6 million of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards begin to expire in 2025, state net operating loss carryforwards begin to expire in 2021, and foreign net operating losses carry forward indefinitely.

The Company also has federal and California income tax credit carryforwards of $14.0 million and $31.4 million, respectively. The federal credits will begin to expire in 2036, while the California credits can be carried forward indefinitely.

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

The Company reports under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products. The Company’s surgical support product offerings include IOM services, disposables and biologics, and capital equipment, all of which are used to aid spinal surgery.

Revenue by product line was as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Spinal Hardware	$851,440	$788,649	$737,524
Surgical Support	316,630	313,065	289,161
Total Revenue	$1,168,070	$1,101,714	$1,026,685

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue			Property and Equipment, Net
	Year Ended December 31,			December 31,
(in thousands)	2019	2018	2017	2019	2018
United States	$941,086	$896,152	$850,410	$218,771	$200,404
International (excludes Puerto Rico)	226,984	205,562	176,275	47,547	38,437
Total	$1,168,070	$1,101,714	$1,026,685	$266,318	$238,841

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

During the year ended December 31, 2018, the Company settled all outstanding matters with Madsen Medical, Inc. for $27.8 million. The Company no longer has any remaining liability related to this matter.

During the year ended December 31, 2017, the Company paid $4.5 million for the settlement of fees associated with the outcome of the litigation matter with Warsaw Orthopedic, Inc., Medtronic Sofamor Danek USA, Inc. and other Medtronic related entities.

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

11.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the U.S. Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation. As of December 31, 2019, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

12.    Quarterly Data (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of results for the periods presented:

	Year Ended December 31, 2019
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$274,776	$292,105	$290,835	$310,354
Gross profit	200,282	214,526	213,807	227,098
Consolidated net income	9,386	14,962	11,010	29,876
Basic net income per common	0.18	0.29	0.21	0.57
Diluted net income per common share	0.18	0.29	0.21	0.55

	Year Ended December 31, 2018 (1) (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$260,522	$281,564	$271,301	$288,327
Gross profit	186,708	204,508	197,141	202,198
Consolidated net (loss) income	(27,132)	11,531	15,923	12,157
Basic net (loss) income per common	(0.53)	0.22	0.31	0.24
Diluted net (loss) income per common share	(0.53)	0.22	0.30	0.23
(1)	The unaudited quarterly financial data set forth for the year ended December 31, 2018 includes the operations and results of the Company’s 2018 acquisitions from their respective dates of acquisition.
(2)	Consolidated financial results include a litigation charge of $27.8 million in connection with the settlement of all outstanding litigation matters with Madsen Medical, Inc.