Form 10-Q
period 2020-03-31
NUVASIVE INC
filed 2020-05-06
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of May 4, 2020 there were 51,248,457 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$511,976	$213,034
Accounts receivable, net of allowances of $17,386 and $17,019, respectively	186,826	211,532
Inventory, net	324,675	312,419
Prepaid income taxes	17,628	10,434
Prepaid expenses and other current assets	17,294	16,917
Total current assets	1,058,399	764,336
Property and equipment, net	280,058	266,318
Intangible assets, net	191,136	201,092
Goodwill	559,299	561,064
Operating lease right-of-use assets	107,304	66,932
Deferred tax assets	9,354	9,162
Restricted cash and investments	1,494	1,494
Other assets	13,477	14,892
Total assets	$2,220,521	$1,885,290
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$91,241	$97,160
Contingent consideration liabilities	14,859	15,727
Accrued payroll and related expenses	40,173	86,458
Operating lease liabilities	7,031	5,567
Income tax liabilities	151	2,005
Senior convertible notes	628,681	—
Total current liabilities	782,136	206,917
Long-term senior convertible notes	361,633	623,298
Deferred and income tax liabilities	23,905	14,655
Operating lease liabilities	116,496	73,153
Other long-term liabilities	50,152	52,060
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at March 31, 2020 and December 31, 2019, 57,691,871 and 57,524,658 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	62	62
Additional paid-in capital	1,478,294	1,429,854
Accumulated other comprehensive loss	(13,227)	(9,418)
Retained earnings	87,773	82,475
Treasury stock at cost; 6,524,218 shares and 5,379,536 shares at March 31, 2020 and December 31, 2019, respectively	(666,703)	(587,766)
Total equity	886,199	915,207
Total liabilities and equity	$2,220,521	$1,885,290

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2020	2019
Revenue
Product revenue	$234,687	$243,823
Service revenue	25,194	30,953
Total revenue	259,881	274,776
Cost of revenue (excluding below amortization of intangible assets)
Cost of products sold	51,645	54,486
Cost of services	20,220	20,008
Total cost of revenue	71,865	74,494
Gross profit	188,016	200,282
Operating expenses:
Sales, marketing and administrative	130,231	145,076
Research and development	18,257	17,575
Amortization of intangible assets	12,649	13,625
Business transition costs	(1,440)	3,833
Total operating expenses	159,697	180,109
Interest and other expense, net:
Interest income	731	409
Interest expense	(11,517)	(9,513)
Other (expense) income, net	(7,408)	(366)
Total interest and other expense, net	(18,194)	(9,470)
Income before income taxes	10,125	10,703
Income tax expense	(4,827)	(1,317)
Consolidated net income	$5,298	$9,386

Net income per share:
Basic	$0.10	$0.18
Diluted	$0.10	$0.18
Weighted average shares outstanding:
Basic	51,837	51,675
Diluted	53,727	52,480

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
(unaudited)	2020	2019
Consolidated net income	$5,298	$9,386
Other comprehensive loss:
Translation adjustments, net of tax	(3,809)	(494)
Other comprehensive loss	(3,809)	(494)
Total consolidated comprehensive income	$1,489	$8,892

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
(unaudited)	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2019	57,525	$62	$1,429,854	$(9,418)	$82,475	(5,380)	$(587,766)	$915,207
Issuance of common stock under employee and director equity option and purchase plans	167	—	119	—	—	(59)	(3,937)	(3,818)
Stock-based compensation expense	—	—	2,786	—	—	—	—	2,786
Tax benefits related to convertible note issuance	—	—	484	—	—	—	—	484
Shares repurchased	—	—	—	—	—	(1,085)	(75,000)	(75,000)
Sale of warrants	—	—	47,070	—	—	—	—	47,070
Convertible note hedge	—	—	(78,300)	—	—	—	—	(78,300)
Equity component of convertible note issuance	—	—	78,268	—	—	—	—	78,268
Debt issuance costs attributable to convertible feature	—	—	(1,987)	—	—	—	—	(1,987)
Consolidated net income	—	—	—	—	5,298	—	—	5,298
Other comprehensive loss	—	—	—	(3,809)	—	—	—	(3,809)
Balance at March 31, 2020	57,692	$62	$1,478,294	$(13,227)	$87,773	(6,524)	$(666,703)	$886,199

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained Earnings	Treasury Stock		Stockholders'
(unaudited)	Shares	Amount	Capital	Loss	(Accumulated Deficit)	Shares	Amount	Equity
Balance at December 31, 2018	56,648	$61	$1,397,829	$(8,628)	$17,241	(5,116)	$(571,978)	$834,525
Issuance of common stock under employee and director equity option and purchase plans	399	—	202	—	—	(146)	(8,379)	(8,177)
Stock-based compensation expense	—	—	4,766	—	—	—	—	4,766
Issuance of common stock in connection with royalty milestone achievement	72	—	—	—	—	—	—	—
Consolidated net income	—	—	—	—	9,386	—	—	9,386
Other comprehensive loss	—	—	—	(494)	—	—	—	(494)
Balance at March 31, 2019	57,119	$61	$1,402,797	$(9,122)	$26,627	(5,262)	$(580,357)	$840,006

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
(unaudited)	2020	2019
Operating activities:
Consolidated net income	$5,298	$9,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,972	34,054
Amortization of non-cash interest	7,143	5,210
Stock-based compensation	(2,858)	5,717
Reserves on current assets	5,232	3,785
Net loss on strategic investments	1,411	—
Other non-cash adjustments	5,403	3,172
Deferred income taxes	9,105	1,547
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	22,409	1,620
Inventory	(21,135)	(19,292)
Prepaid expenses and other current assets	(2,042)	(1,399)
Accounts payable and accrued liabilities	(5,271)	(2,249)
Accrued payroll and related expenses	(45,927)	(14,815)
Income taxes	(8,515)	(2,261)
Net cash provided by operating activities	5,225	24,475
Investing activities:
Purchases of intangible assets	(2,490)	(6,827)
Purchases of property and equipment	(28,116)	(33,929)
Net cash used in investing activities	(30,606)	(40,756)
Financing activities:
Purchases of treasury stock	(78,818)	(8,177)
Payment of contingent consideration	(346)	(1,435)
Proceeds from issuance of convertible debt, net of issuance costs	437,686	—
Proceeds from sale of warrants	47,070	—
Purchase of convertible note hedge	(78,300)	—
Other financing activities	(1,233)	1,556
Net cash provided by (used in) financing activities	326,059	(8,056)
Effect of exchange rate changes on cash	(1,736)	(112)
Increase (decrease) in cash, cash equivalents and restricted cash	298,942	(24,449)
Cash, cash equivalents and restricted cash at beginning of period	214,528	120,235
Cash, cash equivalents and restricted cash at end of period	$513,470	$95,786

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$511,976	$93,391
Restricted cash	1,494	2,395
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$513,470	$95,786

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies Accounting Standard Codification 740 – Income Taxes, to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions for intraperiod tax allocation, recognizing deferred taxes for investments and simplifies guidance to reduce complexity in certain areas. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The amendments in this update were adopted using a modified retrospective transition method as of January 1, 2020, which had no cumulative impact to retained earnings. The adoption of this guidance did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted the amendments in this update on January 1, 2020, which will be applied using a prospective transition method. The adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements. See Note 3 to the Unaudited Consolidated Financial Statements for further discussion on fair value measurements.

In September 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangible – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), which requires a customer in a cloud computing arrangement to determine whether implementation costs should be capitalized as assets or expensed as incurred. Under the new guidance, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The amendments in this update will be applied using a prospective transition method to each period presented. The Company adopted ASU 2018-15 as of January 1, 2020. The adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This update is effective upon issuance. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. The adoption of ASU 2020-04 did not have a material impact on the Company’s Unaudited Consolidated Financial Statements.

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

Allowance for Credit Losses

The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments. The allowance for credit losses is calculated quarterly, and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of the Company’s customers or its collection experience deteriorates. An increase to the allowance for credit losses results in a corresponding charge to sales, marketing and administrative expenses. The Company has a diverse customer base and no single customer represented greater than ten percent of sales or accounts receivable. Historically, the Company’s reserves have been adequate to cover credit losses.

The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic and deferral of elective surgical procedures.

The following table summarizes the changes in the allowance for credit losses:

(in thousands)	March 31, 2020
Allowance for credit losses at January 1, 2020	$9,423
Current-period provision for expected losses	37
Write-offs charged against the allowance	(319)
Recoveries of amounts previously written off	23
Changes resulting from foreign currency fluctuations	(95)
Allowance for credit losses at end of period	$9,069

Inventory

Net inventory as of March 31, 2020 consisted of $313.5 million of finished goods, $4.5 million of work in progress and $6.7 million of raw materials. Net inventory as of December 31, 2019 consisted of $298.7 million of finished goods, $6.4 million of work in progress and $7.3 million of raw materials.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $13.2 million and $9.4 million at March 31, 2020 and December 31, 2019, respectively.

Product Shipment Costs

Product shipment costs, included in sales, marketing and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $6.4 million for both the three months ended March 31, 2020 and March 31, 2019. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in revenues and are not material for any period presented.

Business Transition Costs

The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on the assessment of the likelihood that the contingent milestones will be achieved resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period.

During the three months ended March 31, 2020, the Company recorded $(1.4) million of costs related to acquisition, integration and business transition activities, which included $(2.1) million of fair value adjustments on contingent consideration liabilities primarily associated with the Company’s 2017 and 2016 acquisitions.

During the three months ended March 31, 2019, the Company incurred $3.8 million of costs related to acquisition, integration and business transition activities, which included $0.4 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net Income Per Share

The following table sets forth the computation of basic and diluted consolidated net income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net income	$5,298	$9,386
Denominator for basic and diluted net income per share:
Weighted average common shares outstanding for basic	51,837	51,675
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	37	15
Restricted stock units	658	790
Senior Convertible Notes	1,195	—
Weighted average common shares outstanding for diluted	53,727	52,480
Basic net income per share	$0.10	$0.18
Diluted net income per share	$0.10	$0.18

The following weighted average outstanding common stock equivalents were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2020	2019
Stock options, employee stock purchase plan, and restricted stock units	131	266
Warrants	15,689	10,865
Senior Convertible Notes	4,824	10,865
Total	20,644	21,996

3.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(5.9) million and $(0.3) million for the three months ended March 31, 2020 and March 31, 2019 respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of March 31, 2020 and December 31, 2019 a notional principal amount of $26.0 million and $26.9 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $0.2 million and $0.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was de minimis and $0.1 million as of March 31, 2020 and December 31, 2019, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of March 31, 2020 and December 31, 2019, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2020:
Cash equivalents:
Money market funds	$449,873	$449,873	$—	$—
Total cash equivalents	$449,873	$449,873	$—	$—

December 31, 2019:
Cash equivalents:
Money market funds	$151,750	$151,750	$—	$—
Total cash equivalents	$151,750	$151,750	$—	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2021 at March 31, 2020 and December 31, 2019 was approximately $679.6 million and $869.3 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding Senior Convertible Notes due 2025 at March 31, 2020 was approximately $382.4 million. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the notes.

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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of March 31, 2020:

(in thousands, except rates and years)	March 31, 2020
Valuation Technique	Discounted cash flow
Discount Rate Range	2.6% - 5.7%
Weighted Average Discount Rate	4.6%
Expected Years	2020 - 2027

Contingent consideration liabilities at March 31, 2020 and December 31, 2019 were $40.1 million and $42.6 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2020	2019
Fair value measurement at beginning of period	$42,559	$50,410
Change in fair value measurement	(2,011)	356
Contingent consideration paid or settled	(438)	(1,435)
Changes resulting from foreign currency fluctuations	—	(59)
Fair value measurement at end of period	$40,110	$49,272

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, right-of-use assets, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of March 31, 2020 and December 31, 2019.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
March 31, 2020:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(171,415)	$100,333
Manufacturing know-how and trade secrets	13	30,783	(20,899)	9,884
Trade name and trademarks	9	25,500	(17,696)	7,804
Customer relationships	9	153,630	(80,515)	73,115
Total intangible assets subject to amortization	9	$481,661	$(290,525)	$191,136

Intangible assets not subject to amortization:
Goodwill				$559,299
Total goodwill and intangible assets, net				$750,435

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2019:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(163,459)	$108,289
Manufacturing know-how and trade secrets	13	30,798	(20,333)	10,465
Trade name and trademarks	9	25,500	(16,947)	8,553
Customer relationships	9	150,744	(76,959)	73,785
Total intangible assets subject to amortization	9	$478,790	$(277,698)	$201,092

Intangible assets not subject to amortization:
Goodwill				$561,064
Total goodwill and intangible assets, net				$762,156

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2019
Gross goodwill	$569,364
Accumulated impairment loss	(8,300)
561,064
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(1,765)
(1,765)
March 31, 2020
Gross goodwill	567,599
Accumulated impairment loss	(8,300)
$559,299

Total expense related to the amortization of intangible assets, which is recorded in both cost of revenue and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.5 million and $14.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Total future amortization expense related to intangible assets subject to amortization at March 31, 2020 is set forth in the table below:

(in thousands)
Remaining 2020	$40,021
2021	51,235
2022	42,680
2023	18,809
2024	13,029
Thereafter through 2031	25,362
Total future amortization expense	$191,136

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

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	March 31, 2020	December 31, 2019
2.25% Senior Convertible Notes due 2021:
Principal amount	$650,000	$650,000
Unamortized debt discount	(17,953)	(22,501)
Unamortized debt issuance costs	(3,366)	(4,201)
	628,681	623,298
0.375% Senior Convertible Notes due 2025:
Principal amount	$450,000	$—
Unamortized debt discount	(77,094)	—
Unamortized debt issuance costs	(11,273)	—
	361,633	—
Total Senior Convertible Notes	$990,314	$623,298

Less: Current portion	(628,681)	—
Long-term Senior Convertible Notes	$361,633	$623,298

0.375% Senior Convertible Notes due 2025

In March 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025 (the “2025 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.7 million. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. The Company uses the treasury share method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge (the “2025 Hedge”) and warrants (the “2025 Warrants”) concurrently with the issuance of the 2025 Notes.

The cash conversion feature of the 2025 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $78.3 million in additional paid-in-capital during the three months ended March 31, 2020.

The interest expense recognized on the 2025 Notes during the three months ended March 31, 2020 includes $0.1 million, $1.2 million and $0.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2025 Notes is 4.9%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (c) if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions.

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructuring transactions, paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

2025 Hedge

In connection with the sale of the 2025 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2025 Notes and other financial institutions (the “2025 Counterparties”), entitling the Company to purchase up to 4,823,910 shares of the Company’s common stock at an initial stock price of $93.29 per share, each of which is subject to adjustment. The cost of the 2025 Hedge was $78.3 million and accounted for as an equity instrument by recognizing $78.3 million in additional paid-in-capital during the three months ended March 31, 2020. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025. The 2025 Hedge is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge. An assumed exercise of the 2025 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2025 Warrants

The Company sold warrants to the 2025 Counterparties to acquire up to 4,823,910 shares of the Company’s common stock. The 2025 Warrants will expire on various dates from June 2025 through October 2025 and may be settled in net shares or cash, subject to certain conditions. It is the Company’s current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $47.1 million in cash proceeds from the sale of the 2025 Warrants, which was recorded in additional paid-in-capital. The 2025 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2025 Warrants, which is $127.84 per share. The Company uses the treasury share method for assumed conversion of its 2025 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

2.25% Senior Convertible Notes due 2021

In March 2016, the Company issued $650.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021 (the “2021 Notes”). The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at the Company's discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company's common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2021 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge (the “2021 Hedge”) and warrants (the “2021 Warrants”) concurrently with the issuance of the 2021 Notes.

The cash conversion feature of the 2021 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016.

The interest expense recognized on the 2021 Notes during the three months ended March 31, 2020 includes $3.7 million, $4.5 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended March 31, 2019 includes $3.7 million, $4.3 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of the Company's common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of the Company's common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). Prior to March 20, 2019, the Company could not redeem the 2021 Notes. The Company may redeem the 2021 Notes, at its option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2021 Notes.

2021 Hedge

In connection with the offering of the 2021 Notes, the Company entered into the hedge transaction with the initial purchasers of the 2021 Notes and/or their affiliates (the “2021 Counterparties”) entitling the Company to purchase up to 10,865,270 shares of the Company's common stock at an initial stock price of $59.82 per share, each of which is subject to adjustment. The cost of the 2021 Hedge was $111.2 million and accounted for as an equity instrument by recognizing $111.2 million in additional paid-in-capital during 2016. The 2021 Hedge will expire on March 15, 2021. The 2021 Hedge is expected to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of the Company's common stock exceeds the strike price of the 2021 Hedge. An assumed exercise of the 2021 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Revolving Senior Credit Facility

In February 2020, the Company entered into a Second Amended and Restated Credit Agreement (the “2020 Credit Agreement”) for a revolving senior credit facility (the “2020 Facility”), which replaced the previous Amended and Restated Credit Agreement the Company had entered into in April 2017. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2020 Facility provided the Company remains in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios.

The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of March 31, 2020 and December 31, 2019.

Any borrowings under the 2020 Facility are intended to be used by the Company to provide financing for working capital and other general corporate purposes, including potential mergers and acquisitions and to refinance indebtedness. Borrowings under the 2020 Facility bear interest, at the Company’s option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2020 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) the Eurocurrency Rate for an interest period of one month plus 1.00%. The margin for the 2020 Facility ranges, based on the Company’s consolidated total net leverage ratio, from 0.00% to 0.75% in the case of base rate loans and from 1.00% to 1.75% in the case of Eurocurrency Rate loans. The 2020 Facility includes an unused line fee ranging, based on the Company’s consolidated total net leverage ratio, from 0.20% to 0.35% per annum on the revolving commitment.

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require the Company to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of the present and future property and assets of the Company and each guarantor. The Company is currently in compliance with the 2020 Credit Agreement covenants.

7.    Shareholders’ Equity

In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. Under this program, the Company is authorized to repurchase common stock in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, the Company announced that the Board of Directors increased the share repurchase authorization from $100 million to $150 million of the Company’s common stock through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million.

8.    Stock-Based Compensation

The compensation (benefit) cost that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Sales, marketing and administrative (benefit) expense	$(4,161)	$4,779
Research and development expense	1,323	900
Cost of revenue	(20)	38
Stock-based compensation (benefit) expense before taxes	(2,858)	5,717
Related income tax expense (benefit)	1,078	(1,429)
Stock-based compensation (benefit) expense, net of taxes	$(1,780)	$4,288

At March 31, 2020, there was $55.2 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 164,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2020 and issued approximately 642,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2019.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended March 31,
	2020	2019
ESPP
Volatility	30%	37%
Expected term (years)	0.5	0.5
Risk free interest rate	1.6%	2.5%
Expected dividend yield	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 3,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the three months ended March 31, 2020 and issued approximately 33,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2019.

9.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2020, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax benefits from return to provision adjustments, tax expense related to net shortfalls on share-based payments, valuation allowance adjustments, and miscellaneous tax payments, net of refunds. The Company’s effective tax rate recorded for the three months ended March 31, 2020 was 48%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.5 million during the three months ended March 31, 2020, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $5.9 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audit is with the U.S. Internal Revenue Service for 2014 – 2016 tax years. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2015 and 2012 forward, respectively.

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

Revenue by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Spinal hardware	$190,869	$197,138
Surgical support	69,012	77,638
Total revenue	$259,881	$274,776

Revenue and property and equipment, net, by geographic area were as follows:

	Revenue		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2020	2019	2020	2019
United States	$204,032	$222,813	$235,084	$218,771
International (excludes Puerto Rico)	55,849	51,963	44,974	47,547
Total	$259,881	$274,776	$280,058	$266,318

11.    Commitments

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Unaudited Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of March 31, 2020 and December 31, 2019.

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

In the first quarter of 2020, the lease commenced with respect to the remaining build-out portion of the Company’s corporate headquarters in San Diego, California, which totals approximately $58.8 million in lease payments over a 15-year term.

The table below summarizes the Company’s right-of-use assets and lease liabilities as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Assets
Operating	$107,304	$66,932
Financing	2,672	1,453
Total leased assets	$109,976	$68,385

Liabilities
Current:
Operating	$7,031	$5,567
Financing	1,160	672
Long-term:
Operating	116,496	73,153
Financing	1,645	905
Total lease liabilities	$126,332	$80,297

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	13.4	12.4
Weighted-average remaining lease term (years) - finance leases	2.2	2.3
Weighted-average discount rate - operating leases	5.5%	7.3%
Weighted-average discount rate - finance leases	4.2%	5.4%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations were as follows:

	Three Months Ended March 31,
(in thousands, except years and rates)	2020	2019
Lease expense:
Operating lease expense	$3,507	$2,822
Finance lease expense:
Depreciation of right-of-use assets	258	98
Interest expense on lease liabilities	28	14
Total lease expense	$3,793	$2,934

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$3,296	$3,019
Operating cash flows used for financing leases	28	14
Financing cash flows used for financing leases	247	92
Total cash paid for amounts included in the measurement of lease liabilities	$3,571	$3,125

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$39,262	$75,109

The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2020 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2020	$943	$10,242
2021	1,158	13,535
2022	790	13,191
2023	60	12,924
2024	9	11,981
Thereafter	—	116,881
Total minimum lease payments	$2,960	$178,754
Less: amount representing interest	(155)	(55,227)
Present value of obligations under leases	2,805	123,527
Less: current portion	(1,160)	(7,031)
Long-term lease obligations	$1,645	$116,496

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At March 31, 2020, future commitments for such key executives were approximately $14.1 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

12.    Contingencies

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

13.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation. As of March 31, 2020, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

14.    Subsequent Events

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, in March 2020, the U.S. Surgeon General and the American College of Surgeons issued guidance advising that elective surgical procedures be curtailed or deferred and hospitals in the U.S. and globally have, to varying degrees, suspended elective surgeries. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we are seeing a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, the Company has experienced substantial reductions in procedural volumes and anticipates this trend will continue during the pandemic. In addition, restrictions on the ability to travel as well as the temporary closures of the Company’s facilities and the facilities of the Company’s suppliers has adversely affected the Company’s business. Further, due to the travel restrictions and physical distancing requirements, the Company has been limited in its ability to train and educate surgeons on the Company’s surgical techniques and products. These restrictions have also impacted the Company’s manufacturing capabilities and distribution and warehousing operations as it reduces capacity and implements policies to prioritize the health and safety of employees and contractors.

Although the cumulative impact of these disruptions has had a significant impact on the Company’s business, as of the date of this filing, the Company cannot predict the specific extent, duration, or scope of the impact that the COVID‑19 pandemic will have on its financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This quarterly report on Form 10-Q (“Quarterly Report”), including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

•	the value proposition of our products and procedural solutions;
•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;
•	our operating results;
•	our plans for obsoleting our products and our ability to develop future products and enhancements of existing products;
•	anticipated growth and trends in our business;
•	third party reimbursement policies and practices;
•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•	our belief that our cash and cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements;
•	the impact of global economic conditions and public health crises and epidemics, such as the COVID-19 pandemic, on our business;
•	our expectations regarding our revenues, customers and distributors;
•	our beliefs and expectations regarding our market penetration and expansion efforts;
•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;
•	our anticipated trends, product pricing pressure, competitive tactics and other challenges in the markets in which we operate; and
•	our expectations and beliefs regarding and the impact of policy changes, investigations, claims and litigation.

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission filings. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

This information should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified.  Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, in March 2020, the U.S. Surgeon General and the American College of Surgeons issued guidance advising that elective surgical procedures be curtailed or deferred and hospitals in the U.S. and globally have to varying degrees suspended elective surgeries. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we are seeing a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced substantial reductions in procedural volumes and anticipate this trend will continue during the pandemic. Although we cannot predict the specific extent, duration, or scope of the impact that the COVID‑19 pandemic will have on our financial results, we anticipate that we will experience material declines in our revenues, cash flow, and/or profitability in one or more quarterly periods in 2020 compared to the corresponding prior-year periods and compared to our expectations at the beginning of our 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors.

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

Results of Operations

Revenue

	March 31,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Revenue
Spinal hardware	$190,869	$197,138	$(6,269)	(3)%
Surgical support	69,012	77,638	(8,626)	(11)%
Total revenue	$259,881	$274,776	$(14,895)	(5)%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

The continued adoption of minimally invasive procedures for spine surgery has led to the expansion of our procedure volume. In addition, increased market acceptance in our international markets contributed to the increase in international revenue for the periods presented. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Further, the COVID-19 pandemic has led to a significant reduction in procedural volumes, and we cannot predict the specific extent, duration, or scope of the impact or rate of recovery from the pandemic.

Revenue from our spinal hardware product line offerings decreased $6.3 million, or 3%, during the three months ended March 31, 2020, compared to the same period in 2019. Product volume in spinal hardware decreased our revenue by approximately 1% for the three months ended March 31, 2020, primarily due to a reduction in elective surgeries as of result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 2% for the three months ended March 31, 2020, compared to the same period in 2019. Foreign currency fluctuation had an insignificant impact on revenue from spinal hardware for the period presented.

Revenue from our surgical support product line offerings decreased $8.6 million, or 11%, during the three months ended March 31, 2020, compared to the same period in 2019. Product and service volume in surgical support decreased our revenue by approximately 10% for the three months ended March 31, 2020, primarily due to a reduction in elective surgeries as of result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% for the three months ended March 31, 2020, as compared to the same period in 2019. Foreign currency fluctuation had an insignificant impact on revenue from surgical support for the period presented.

Cost of Revenue, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Cost of revenue	$71,865	$74,494	$(2,629)	(4)%
% of total revenue	28%	27%

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

Cost of revenue decreased $2.6 million, or 4%, during the three months ended March 31, 2020, compared to the same period in 2019. Cost of revenue for our business decreased primarily due to a reduction in procedural volume as of result of the COVID-19 pandemic, changes in product mix, and shifts in production costs, offset by favorable manufacturing absorption from in-sourced products and improved throughput and plant efficiencies during the three months ended March 31, 2020, compared to the same period in 2019.

Cost of revenue as a percentage of revenue increased during the three months ended March 31, 2020 compared to the same period in 2019.

Operating Expenses

	Three Months Ended
	March 31,
(in thousands, except %)	2020	2019	$ Change	% Change
Sales, marketing and administrative	$130,231	$145,076	$(14,845)	(10)%
% of total revenue	50%	53%
Research and development	18,257	17,575	682	4%
% of total revenue	7%	6%
Amortization of intangible assets	12,649	13,625	(976)	(7)%
Business transition costs	(1,440)	3,833	(5,273)	(138)%

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

Sales, marketing and administrative expenses decreased by $14.8 million, or 10%, during the three months ended March 31, 2020, compared to the same period in 2019. The decrease during the three months ended March 31, 2020 is primarily due to impacts from the COVID-19 pandemic reducing compensation costs, including stock-based compensation subject to fair value adjustments for certain equity awards, as compared to the same period in 2019. These reductions were partially offset by an increase in depreciation expense associated with our instrument sets.

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

Research and development expense increased by $0.7 million, or 4%, during the three months ended March 31, 2020, compared to the same period in 2019. The increase in spending is primarily due to increased headcount and increased cost associated with further enhancement and functionality of our current and future product offerings, including capital equipment.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on assessment of the likelihood that the contingent milestones will be achieved resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period.

During the three months ended March 31, 2020, we recorded $(1.4) million of costs related to acquisition, integration and business transition activities, which included $(2.1) million of fair value adjustments on contingent consideration liabilities primarily associated with our 2017 and 2016 acquisitions.

During the three months ended March 31, 2019, we incurred $3.8 million of costs related to acquisition, integration and business transition activities, which included $0.4 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	March 31,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Interest income	$731	$409	$322	79%
Interest expense	(11,517)	(9,513)	(2,004)	21%
Other (expense) income, net	(7,408)	(366)	(7,042)	1,924%
Total interest and other expense, net	$(18,194)	$(9,470)	$(8,724)	92%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments, foreign currency impacts, our pro rata allocation of net income or loss from our equity method investments, and net foreign currency exchange gains and losses. Total interest and other expense, net increased by $8.7 million during the three months ended March 31, 2020, as compared to the same period in 2019. The increase is primarily due to an increase in interest expense associated with the Senior Convertible Notes due 2025 issued in March 2020, as well as an increase in unrealized foreign currency losses.

Income Tax Expense

	March 31,
(in thousands, except %)	2020	2019
Three Months Ended
Income tax expense	$4,827	$1,317
Effective income tax rate	48%	12%

The effective income tax rate from continuing operations was 48% for the three months ended March 31, 2020 compared with 12% for the same period in 2019. The rate was higher during the three months ended March 31, 2020 primarily due to decreased benefits associated with share-based payments, an increase in valuation allowance, an increase in limitations on certain compensation deductions for our executive officers and an increase in losses in jurisdictions where we receive no tax benefit.

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

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales, marketing and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, and international expansions of our business. We expect our cash flows from operations to continue to fund the ongoing core business. As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to secure additional credit facilities, term loans, or other similar arrangements and access the capital markets in light of those earning levels and general financial market conditions.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of March 31, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $41.4 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States. As of March 31, 2020, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $45.3 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate, if any, for one or more of the matters described in our Unaudited Consolidated Financial Statements could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 11 of the Unaudited Consolidated Financial Statements.

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

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. We anticipate the remaining sales-based milestones will become payable at varying times between 2026 and 2027.

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

In the first quarter of 2020, the lease commenced with respect to the remaining build-out portion of our corporate headquarters in San Diego, California, which totals approximately $58.8 million in lease payments over a 15-year term.

Cash and cash equivalents were $512.0 million and $213.0 million at March 31, 2020 and December 31, 2019, respectively. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash and cash equivalents, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Given the impact of the COVID-19 pandemic on demand for elective surgical procedures, we have taken temporary actions to reduce operating expenses and preserve liquidity such as reducing compensation for our directors and executive officers, limiting discretionary spend, and adjusting manufacturing capacity based on certain government directives and demand. We may have varying needs for cash in connection with our Senior Convertible Notes due March 2021, and also as a result of the achievement of certain acquisition related milestones. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and run our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, for the remainder of 2020, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the COVID-19 crisis, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 crisis, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. Further discussion of the potential impacts from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors.

The increase in liquidity during the three months ended March 31, 2020 of $299.0 million was mainly driven by cash inflows of $437.7 million related to the net issuance of our Senior Convertible Notes due 2025, offset by $78.8 million in cash used for treasury stock purchases, $31.2 million net in cash used for the call spread on the sale and purchase of our warrants and bond hedge issued in connection with the Senior Convertible Notes due 2025, and $28.1 million in cash used for purchases of property and equipment. At March 31, 2020, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $5.2 million for the three months ended March 31, 2020, compared to $24.5 million for the same period in 2019. The $19.3 million decrease in cash provided by operating activities was due to decreased operational cash flows in 2020 related primarily to an increase in payments for compensation related accruals.

Cash Flows from Investing Activities

Cash used in investing activities was $30.6 million for the three months ended March 31, 2020, compared to $40.8 million used for the same period in 2019. The $10.2 million decrease in cash used in investing activities was primarily due to a decrease of $5.8 million in cash used for purchases of property and equipment and a decrease of $4.3 million in cash used for purchases of intangible assets during the three months ended March 31, 2020, as compared to the same period in 2019.

Cash Flows from Financing Activities

Cash provided by financing activities was $326.1 million for the three months ended March 31, 2020, compared to $8.1 million used for the same period in 2019. The $334.2 million increase in cash provided by financing activities was primarily due to the net issuance of the Senior Convertible Notes due 2025 of $437.7 million, offset by $31.2 million net cash used for the call spread on the sale and purchase of our warrants and bond hedge and an increase in treasury stock purchases of $70.6 million during the three months ended March 31, 2020, compared to the same period in 2019.

Treasury stock purchases totaled $78.8 million during the three months ended March 31, 2020, relating to our share repurchase program, equity award vesting’s and stock option exercises. In March 2020, in connection with the issuance of the 2025 Notes, we repurchased approximately 1,085,000 shares of our common stock for $75.0 million. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.7 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions, paying dividends or issuing or repurchasing any of our other securities. As of March 31, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

In connection with the sale of the 2025 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2025 Hedge, and warrants, which we refer to as the 2025 Warrants. The 2025 Hedge was entered into with certain dealers, which included affiliates of certain of the initial purchasers of the 2025 Notes and other financial institutions, which we refer to as the 2025 Counterparties, entitling us to purchase up to 4,823,910 shares of our own common stock at an initial stock price of $93.29 per share, each of which is subject to adjustment. The cost of the 2025 Hedge was $78.3 million. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025. The 2025 Hedge is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2025 Hedge. Our assumed exercise of the 2025 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

In addition, we sold the 2025 Warrants to the 2025 Counterparties to acquire up to 4,823,910 common shares of our stock. The 2025 Warrants will expire on various dates from June 2025 through October 2025 and may be settled in net shares or cash, subject to certain conditions. It is our current intent and policy to settle all conversions in shares of our common stock. We received $47.1 million in cash proceeds from the sale of the 2025 Warrants. The 2025 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2025 Warrants, which is $127.84 per share.

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). Prior to March 20, 2019, we could not redeem the 2021 Notes. We may redeem the 2021 Notes, at our option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing any of our other securities. As of March 31, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2021 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, we incurred issuance costs which will be amortized over the term of the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of March 31, 2020 and December 31, 2019.

Borrowings under the 2020 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2020 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) the Eurocurrency Rate for an interest period of one month plus 1.00%. The margin for the 2020 Facility ranges, based on our consolidated total net leverage ratio, from 0.00% to 0.75% in the case of base rate loans and from 1.00% to 1.75% in the case of Eurocurrency Rate loans. The 2020 Facility includes an unused line fee ranging, based on our consolidated total net leverage ratio, from 0.20% to 0.35% per annum on the revolving commitment.

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of March 31, we are in compliance with the 2020 Credit Agreement covenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2020, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2020. Based on such evaluation, our management has concluded that as of March 31, 2020, the Company’s disclosure controls and procedures are effective.

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

The risk factors set forth below are in addition to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

A pandemic, epidemic or outbreak of a contagious disease is adversely affecting, and may continue to adversely affect, our business.

Our business has been, and could continue to be, adversely affected by the effects of a pandemic, epidemic or widespread outbreak of a contagious disease, such as the recent outbreak of a respiratory disease caused by a novel coronavirus (COVID-19). Widespread outbreaks of contagious diseases could adversely impact our business by, among other things, affecting the health and safety of our employees, disrupting our ability to manufacture and distribute our products resulting from the closure of our facilities or the facilities of our suppliers and customers, reducing demand for our products and services due to the deferral or suspension of elective surgical procedures, and restricting our ability to travel and interact with surgeons and our customers. Additionally, a significant outbreak of a contagious disease may result in a widespread health crisis that could broadly affect the global economy and financial markets, resulting in a significant decline in economic activity that could materially affect our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified.  Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, in March 2020, the U.S. Surgeon General and the American College of Surgeons issued guidance advising that elective surgical procedures be curtailed or deferred and hospitals in the U.S. and globally have to varying degrees suspended elective surgeries. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we are seeing a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced substantial reductions in procedural volumes and anticipate this trend will continue during the pandemic. In addition, restrictions on our ability to travel as well as the temporary closures of our facilities and the facilities of our suppliers has adversely affected our business. Further, due to the travel restrictions and physical distancing requirements, we have been limited in our ability to train and educate surgeons on our surgical techniques and products. These restrictions have also impacted our manufacturing capabilities and distribution and warehousing operations as we reduce capacity and implement policies to prioritize the health and safety of our shareowner employees and contractors. Although the cumulative impact of these disruptions has had a significant impact on our business, as of the date of this filing, we cannot predict the specific extent, duration, or scope of the impact that the COVID‑19 pandemic will have on our financial results. We continue to believe that our overall business strategy and long-term future growth opportunities remain strong, and our priority is the health and well-being of our employee shareowners, customers, surgeons, and patients and the communities in which we operate. However, the global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the recent COVID-19 pandemic, or a similar health pandemic or epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

The COVID-19 crisis is straining healthcare systems worldwide, which will further impact our business, results of operations and liquidity.

Due to the COVID-19 pandemic, hospitals in the U.S. and globally have to varying degrees suspended and delayed elective surgeries in order to allocate and direct medical supplies and capacity to the COVID-19 response. Some hospitals have also limited access to their facilities or changed access protocols, which has made it difficult for us to support our surgeon customers. As a result, we have experienced a significant reduction in procedural volumes and anticipate this trend will continue during the pandemic. We expect that hospitals and other facilities may face significant disruptions in their business and incur financial losses as they decrease elective procedures and increase spending on supplies and infrastructure in order to expand system capacity related to COVID-19 treatment. Potential patients may also cancel elective procedures or fail to seek needed care at hospitals which are involved in treating patients with COVID-19 due to the highly infectious nature of the disease. Additionally, the impact of the COVID-19 pandemic on the global economy and the financial markets could lead to a sustained period of economic turmoil and increased unemployment which may affect the ability of patients to seek care and treatment due to reduced health insurance coverage or the inability to pay premiums, deductibles, and copayments under health insurance plans. If the financial condition of hospitals deteriorate it could cause us to experience slower or impaired collections on accounts receivable, reductions in sales of our products and services, and increased price competition all of which could adversely impact our business, results of operations and liquidity. As of March 31, 2020, we had $512.0 million in cash and cash equivalents and the ability to draw $550.0 million under our 2020 Facility. However, our ability to borrow under the 2020 Facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. If the business interruptions caused by COVID-19 persist for a substantial period of time, we may need to seek other sources of liquidity and there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

The potential effects of COVID-19 also could impact many of our Risk Factors included in Item 1A of Part I of our Annual Report on Form 10-K, including, but not limited to:

•	our ability to effectively demonstrate to surgeons and hospitals the value proposition of our products and procedural solutions;
•	our ability to expand our network of direct and independent sales representatives;
•	performance issues or service interruptions by our shipping carriers;
•	our ability to manufacture products;
•	the loss or incapacity of existing members of our executive management team;
•	laws and regulations affecting our business;
•	fluctuations in foreign currency markets;
•	information technology system interruptions, cybersecurity threats, and data security issues;
•	delays in obtaining FDA clearances or approvals for our future products or product enhancements;
•	the availability of future borrowings and the costs of current and future borrowings; and
•	substantial fluctuations in the price of our common stock.

However, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption, the potential impact that COVID-19 could have on our Risk Factors that are further described in our 2019 Annual Report on Form 10-K remain unclear.

The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As of March 31, 2020, we had outstanding $650.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2021 (the “2021 Notes”) and $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). This significant amount of debt has important risks to us and our investors, including:

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

In addition, to the extent we draw on our $550.0 million revolving senior credit facility (the “2020 Facility”) or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Further, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2021 Notes and 2025 Notes and the warrants that we issued as part of the related bond hedge transactions related to the 2021 Notes and 2025 Notes. If any of these shares are issued, the issuance of these shares may depress the market price of our common stock and our existing stockholders could experience dilution.

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In February 2020, we entered into a Second Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with respect to the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated net leverage ratios. All of our assets and the assets of our material domestic subsidiaries are pledged as collateral under the 2020 Facility (subject to customary exceptions) and each of our material domestic subsidiaries guarantee the 2020 Facility. The covenants set forth in the 2020 Credit Agreement restrict, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund any person or business that is the subject of sanctions, and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the 2020 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2020 Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the 2020 Facility.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments may be expensive, and we may need to seek additional financing in the future to meet our capital needs. As of March 31, 2020, we had $512.0 million in cash and cash equivalents and the ability to draw $550.0 million on our 2020 Facility. Additionally, as of March 31, 2020, we had outstanding $650.0 million aggregate principal amount of the 2021 Notes, which have a maturity date of March 15, 2021, and $450.0 million aggregate principal amount of the 2025 Notes, which have a maturity date of March 15, 2025. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended March 31, 2020 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 – January 31, 2020	—	—	—	—
February 1, 2020 – February 29, 2020	—	—	—	—
March 1, 2020 – March 31, 2020	1,085	$69.10	1,085	$75,000
(1)	All share purchases were made in privately negotiated transactions in connection with the issuance of the 2025 Notes.
(2)

In October 2017, we announced that the Board of Directors had approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock over a three-year period. Under this program, we are authorized to repurchase shares in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, we announced that the Board of Directors increased the share repurchase authorization from $100 million to $150 million of our common stock through December 31, 2021.

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
4.1

Indenture, dated March 2, 2020, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

4.2	Form of 0.375% Convertible Senior Note due 2025 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)
10.1#	Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2020
10.2#	Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020
10.3#	Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020
10.4#	Form of Temporary Reduction of Compensation Letter dated as of April 13, 2020 between the Company and its directors and executive officers
10.5#	Separation Agreement and General Release dated as of May 4, 2020, between the Company and Rajesh J. Asarpota
10.6

Second Amended and Restated Credit Agreement, dated as of February 24, 2020, by and among the Company, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 26, 2020)

10.7

Second Amended and Restated Security Agreement, dated as of February 24, 2020, by and among the Company, certain material subsidiaries of the Company, as guarantors, and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 26, 2020)

10.8

Confirmation for base call option transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.9

Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.10

Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.11

Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.12

Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.13

Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.14

Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.15

Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.16

Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.17

Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.18	Amendment Agreement, dated February 26, 2020, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date: May 6, 2020	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: May 6, 2020	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer