Form 10-Q
period 2020-06-30
NUVASIVE INC
filed 2020-08-04
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of August 2, 2020 there were 51,252,708 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$796,773	$213,034
Short-term marketable securities	130,054	—
Accounts receivable, net of allowances of $20,057 and $17,019, respectively	182,135	211,532
Inventory, net	312,205	312,419
Prepaid income taxes	18,655	10,434
Prepaid expenses and other current assets	17,693	16,917
Total current assets	1,457,515	764,336
Property and equipment, net	279,162	266,318
Intangible assets, net	177,607	201,092
Goodwill	559,088	561,064
Operating lease right-of-use assets	105,863	66,932
Deferred tax assets	10,036	9,162
Restricted cash and investments	1,494	1,494
Convertible note hedge derivative	44,936	—
Other assets	14,268	14,892
Total assets	$2,649,969	$1,885,290
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$103,821	$97,160
Contingent consideration liabilities	5,683	15,727
Accrued payroll and related expenses	41,892	86,458
Operating lease liabilities	7,502	5,567
Income tax liabilities	394	2,005
Senior convertible notes	634,142	—
Total current liabilities	793,434	206,917
Long-term senior convertible notes	746,719	623,298
Embedded conversion derivative	44,936	—
Deferred and income tax liabilities	9,657	14,655
Operating lease liabilities	114,881	73,153
Other long-term liabilities	45,452	52,060
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized at June 30, 2020 and December 31, 2019, 57,779,397 and 57,524,658 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	62	62
Additional paid-in capital	1,536,156	1,429,854
Accumulated other comprehensive loss	(12,175)	(9,418)
Retained earnings	37,758	82,475
Treasury stock at cost; 6,528,294 shares and 5,379,536 shares at June 30, 2020 and December 31, 2019, respectively	(666,911)	(587,766)
Total equity	894,890	915,207
Total liabilities and equity	$2,649,969	$1,885,290

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2020	2019	2020	2019
Net sales:
Products	$183,664	$261,381	$418,351	$505,204
Services	19,948	30,724	45,142	61,677
Total net sales	203,612	292,105	463,493	566,881
Cost of sales (excluding below amortization of intangible assets):
Products	64,373	57,613	116,018	112,099
Services	16,132	19,966	36,352	39,974
Total cost of sales	80,505	77,579	152,370	152,073
Gross profit	123,107	214,526	311,123	414,808
Operating expenses:
Selling, general and administrative	126,444	152,853	256,675	297,929
Research and development	19,406	17,553	37,663	35,128
Amortization of intangible assets	12,675	12,277	25,324	25,902
Purchase of in-process research and development	1,011	—	1,011	—
Business transition costs	874	1,646	(566)	5,479
Total operating expenses	160,410	184,329	320,107	364,438
Interest and other expense, net:
Interest income	304	327	1,035	736
Interest expense	(16,524)	(9,650)	(28,041)	(19,163)
Other (expense) income, net	(11,662)	9	(19,070)	(357)
Total interest and other expense, net	(27,882)	(9,314)	(46,076)	(18,784)
(Loss) income before income taxes	(65,185)	20,883	(55,060)	31,586
Income tax benefit (expense)	15,170	(5,921)	10,343	(7,238)
Consolidated net (loss) income	$(50,015)	$14,962	$(44,717)	$24,348

Net (loss) income per share:
Basic	$(0.98)	$0.29	$(0.87)	$0.47
Diluted	$(0.98)	$0.29	$(0.87)	$0.46
Weighted average shares outstanding:
Basic	51,224	51,967	51,531	51,822
Diluted	51,224	52,460	51,531	52,471

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2020	2019	2020	2019
Consolidated net (loss) income	$(50,015)	$14,962	$(44,717)	$24,348
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	(48)	—	(48)	—
Translation adjustments, net of tax	1,100	570	(2,709)	76
Other comprehensive income (loss)	1,052	570	(2,757)	76
Total consolidated comprehensive (loss) income	$(48,963)	$15,532	$(47,474)	$24,424

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
(unaudited)	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2019	57,525	$62	$1,429,854	$(9,418)	$82,475	(5,380)	$(587,766)	$915,207
Issuance of common stock under employee and director equity option and purchase plans	167	—	119	—	—	(59)	(3,937)	(3,818)
Stock-based compensation expense	—	—	2,786	—	—	—	—	2,786
Tax benefits related to convertible note issuance	—	—	484	—	—	—	—	484
Shares repurchased	—	—	—	—	—	(1,085)	(75,000)	(75,000)
Sale of warrants	—	—	47,070	—	—	—	—	47,070
Convertible note hedge	—	—	(78,300)	—	—	—	—	(78,300)
Equity component of convertible note issuance	—	—	78,268	—	—	—	—	78,268
Debt issuance costs attributable to convertible feature	—	—	(1,987)	—	—	—	—	(1,987)
Consolidated net income	—	—	—	—	5,298	—	—	5,298
Other comprehensive loss	—	—	—	(3,809)	—	—	—	(3,809)
Balance at March 31, 2020	57,692	$62	$1,478,294	$(13,227)	$87,773	(6,524)	$(666,703)	$886,199
Issuance of common stock under employee and director equity option and purchase plans	87	—	3,871	—	—	(4)	(208)	3,663
Stock-based compensation expense	—	—	7,081	—	—	—	—	7,081
Sale of warrants	—	—	46,845	—	—	—	—	46,845
Debt issuance costs attributable to convertible feature	—	—	65	—	—	—	—	65
Consolidated net loss	—	—	—	—	(50,015)	—	—	(50,015)
Other comprehensive income	—	—	—	1,052	—	—	—	1,052
Balance at June 30, 2020	57,779	$62	$1,536,156	$(12,175)	$37,758	(6,528)	$(666,911)	$894,890

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

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
(unaudited)	2020	2019
Operating activities:
Consolidated net (loss) income	$(44,717)	$24,348
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	70,138	67,614
Amortization of non-cash interest	18,573	10,494
Stock-based compensation	2,235	12,618
Reserves on current assets	33,148	8,267
Purchase of in-process research and development	1,011	—
Net loss on strategic investments	1,411	—
Net loss recognized on change in fair value of derivatives	12,301	—
Other non-cash adjustments	7,686	6,299
Deferred income taxes	(5,712)	5,721
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	25,132	(11,602)
Inventory	(32,997)	(31,856)
Prepaid expenses and other current assets	(2,727)	(2,811)
Accounts payable and accrued liabilities	1,319	9,166
Accrued payroll and related expenses	(44,388)	(3,699)
Income taxes	(9,306)	(1,128)
Net cash provided by operating activities	33,107	93,431
Investing activities:
Acquisitions and investments	—	(4,100)
Purchases of intangible assets	(2,490)	(6,827)
Purchases of property and equipment	(52,065)	(65,385)
Purchases of marketable securities	(130,096)	—
Net cash used in investing activities	(184,651)	(76,312)
Financing activities:
Proceeds from the issuance of common stock	3,871	3,888
Purchases of treasury stock	(79,026)	(11,702)
Payment of contingent consideration	(7,053)	(809)
Proceeds from issuance of convertible debt, net of issuance costs	874,404	—
Proceeds from sale of warrants	93,915	—
Purchases of convertible note hedges	(147,825)	—
Other financing activities	(2,307)	1,769
Net cash provided by (used in) financing activities	735,979	(6,854)
Effect of exchange rate changes on cash	(696)	271
Increase in cash, cash equivalents and restricted cash	583,739	10,536
Cash, cash equivalents and restricted cash at beginning of period	214,528	120,235
Cash, cash equivalents and restricted cash at end of period	$798,267	$130,771

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$796,773	$128,377
Restricted cash	1,494	2,394
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$798,267	$130,771

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. The Company’s principal product offering includes a minimally disruptive surgical platform called Maximum Access Surgery, or MAS. The MAS platform combines three categories of solutions that collectively minimize soft tissue disruption during spine fusion surgery, provide maximum visualization and are designed to enable safe and reproducible outcomes for the surgeon and the patient. The platform includes the Company’s proprietary software-driven nerve detection and avoidance systems and Intraoperative Monitoring (“IOM”) services and support; MaXcess, an integrated split-blade retractor system; and a wide variety of specialized implants and biologics. To assist with surgical procedures, the Company offers a technology platform called Integrated Global Alignment (“iGA”), in which products and computer assisted technology under the MAS platform help achieve more precise spinal alignment. The individual components of the MAS platform, and many of the Company’s products, can also be used in open or traditional spine surgery. The Company continues to focus research and development efforts to expand its MAS product platform and advance the applications of its unique technology into procedurally integrated surgical solutions. The Company dedicates significant resources toward training spine surgeons on its unique technology and products.

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

The Company has developed a procedural solution for spine surgery that includes IOM services, iGA and hardware and software technology offerings. The Company has also invested in the development of capital equipment designed to further improve clinical and economic outcomes through proceduralization, including LessRay and Pulse. LessRay is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. Selling and leasing of capital equipment do not make up a material portion of the Company’s total net sales.

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified.  Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments domestically and around the world have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, the Company has experienced substantial reductions in procedural volumes and anticipates this trend will continue during the pandemic. Although the Company cannot predict the specific extent, duration, or scope of the impact that the COVID-19 pandemic will have on its financial results, the Company has experienced, and may continue to experience, material declines in its net sales, cash flow, and/or profitability in one or more quarterly periods in 2020 compared to the corresponding prior-year periods and compared to its expectations at the beginning of the 2020 fiscal year.

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

The Company has replaced the caption “Revenue” with “Net sales,” and the caption “Sales, marketing and administrative” with “Selling, general and administrative,” within the Unaudited Consolidated Statements of Operations and corresponding changes have been made throughout this Quarterly Report to conform to this presentation. These updated captions have no impact on previously reported results of operations or financial position.

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies Accounting Standard Codification 740 – Income Taxes (“ASC 740”), to simplify the accounting for income taxes. ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company elected to early adopt ASU 2019-12 in the quarter ended June 30, 2020. The Company applied the updated guidance for year-to-date losses in the Company’s interim period tax accounting on a prospective basis. The early adoption had no impact on the expected full year tax expense for 2020, and increased the recognition of approximately $2.9 million of tax benefit into the quarter ended June 30, 2020 that would otherwise have been limited under ASC 740.

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IOM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, the Company does offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis. Revenue from the sale or lease of capital equipment is generally recognized following the execution of a contract and upon the installation of the equipment and the acceptance by the customer. Selling and leasing of surgical instrument sets and capital equipment represents an immaterial amount of the Company’s total net sales in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

Allowance for Credit Losses

The Company maintains an allowance for credit losses resulting from the inability of its customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments. The allowance for credit losses is calculated quarterly, and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of the Company’s customers or its collection experience deteriorates. An increase to the allowance for credit losses results in a corresponding charge to selling, general and administrative expenses. The Company has a diverse customer base and no single customer represented greater than ten percent of net sales or accounts receivable. Historically, the Company’s reserves have been adequate to cover credit losses.

The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic and the deferral of elective surgical procedures.

In accordance with ASU 2016-13, the Company no longer evaluates whether its available-for-sale debt securities in an unrealized loss position are other-than-temporarily impaired. Instead, the Company assesses whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income in the Unaudited Consolidated Statement of Operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive (loss) income.

The following table summarizes the changes in the allowance for credit losses:
(in thousands)	June 30, 2020
Allowance for credit losses at January 1, 2020	$9,423
Current-period provision for expected losses	1,441
Write-offs charged against the allowance	(406)
Recoveries of amounts previously written off	48
Changes resulting from foreign currency fluctuations	(80)
Allowance for credit losses at end of period	$10,426

Inventory, Net

Net inventory as of June 30, 2020 consisted of $299.0 million of finished goods, $5.7 million of work in progress and $7.5 million of raw materials. Net inventory as of December 31, 2019 consisted of $298.7 million of finished goods, $6.4 million of work in progress and $7.3 million of raw materials.

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

The Company provides an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions. The Company’s allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products. A stated goal of the Company is to focus on continual product innovation and to obsolete its own products, which increases the risk that products will become obsolete prior to the end of their anticipated useful life. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of sales.

For the three months ended June 30, 2020 and 2019, the Company recorded a reserve for excess and obsolete inventory of $25.2 million and $3.3 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded a reserve for excess and obsolete inventory of $30.5 million and $6.4 million, respectively. The increase is primarily attributable to updates to the Company’s estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic.

Derivative Financial Instruments

The Company recognizes all derivative instruments as assets or liabilities in its Unaudited Consolidated Balance Sheets and measures these instruments at fair value by revaluing these assets and liabilities at the end of each reporting period. Gains and losses are recorded as a component of other (expense) income, net in the Unaudited Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $12.2 million and $9.4 million at June 30, 2020 and December 31, 2019, respectively.

Product Shipment Costs

Product shipment costs, included in selling, general and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $5.7 million and $12.1 million for the three and six months ended June 30, 2020, respectively, and $6.9 million and $13.3 million for the three and six months ended June 30, 2019, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.

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

During the three months ended June 30, 2020, the Company recorded $0.9 million of costs related to acquisition, integration and business transition activities, which included $0.5  million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. During the six months ended June 30, 2020, the Company recorded a reduction of costs of $(0.6) million related to acquisition, integration and business transition activities, which included $(1.6) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

The Company recorded $1.6 million and $5.5 million of such costs during the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2019, such costs consisted primarily of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. For the six months ended June 30, 2019, such costs related to acquisition, integration and business transition activities, which included $2.0 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net (loss) income	$(50,015)	$14,962	$(44,717)	$24,348
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	51,224	51,967	51,531	51,822
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	—	14	—	15
Restricted stock units	—	479	—	634
Weighted average common shares outstanding for diluted	51,224	52,460	51,531	52,471
Basic net (loss) income per share	$(0.98)	$0.29	$(0.87)	$0.47
Diluted net (loss) income per share	$(0.98)	$0.29	$(0.87)	$0.46

The following weighted average outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Stock options, employee stock purchase plan, and restricted stock units	1,112	60	621	163
Warrants	18,783	10,865	17,236	10,865
Senior Convertible Notes	15,689	10,865	10,257	10,865
Total	35,584	21,790	28,114	21,893

3.    Financial Instruments and Fair Value Measurements

Short-Term Marketable Securities

The Company invests in available-for-sale marketable debt securities consisting of corporate notes and commercial paper. The Company has the ability, if necessary, to liquidate any short-term marketable securities to meet its liquidity needs in the next 12 months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying Unaudited Consolidated Balance Sheets.

The carrying value and amortized cost of the Company’s marketable securities, summarized by major security type, consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020:
Debt securities, available for sale:
Corporate notes	$22,298	$—	$(41)	$22,257
Commercial paper	107,804	13	(20)	107,797
Total debt securities, available for sale	$130,102	$13	$(61)	$130,054

Contractual maturities of marketable debt securities consisted of the following:

(in thousands)	Fair Value
June 30, 2020:
Debt securities, available for sale:
Due within one year	$117,898
Due within one to two years	12,156
Total debt securities, available for sale	$130,054

The Company determines whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

Unrealized losses on available-for-sale debt securities as of June 30, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses with these investments.

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Currency exchange gains (losses), which include gains and losses from derivative instruments, were $0.6 million and $(5.2) million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $(0.2) million for the three and six months ended June 30, 2019 respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of June 30, 2020 and December 31, 2019 a notional principal amount of $18.0 million and $26.9 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net (losses) gains on the Company’s forward exchange contracts were $(0.2) million and de minimis for the three and six months ended June 30, 2020, respectively, and $(0.4) million and $(0.1) million for the three and six months ended June 30, 2019, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was de minimis and $0.1 million as of June 30, 2020 and December 31, 2019, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of June 30, 2020 and December 31, 2019, the Company held investments in securities classified as cash equivalents. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2020:
Cash equivalents:
Money market funds	$711,260	$711,260	$—	$—
Commercial paper	11,997	—	11,997	—
Total cash equivalents	723,257	711,260	11,997	—

Debt securities, available for sale:
Corporate notes	22,258	—	22,258	—
Commercial paper	107,796	—	107,796	—
Total debt securities, available for sale	130,054	—	130,054	—

Total assets measured at fair value	$853,311	$711,260	$142,051	$—

December 31, 2019:
Cash equivalents:
Money market funds	$151,750	$151,750	$—	$—
Total cash equivalents	$151,750	$151,750	$—	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $650.0 million principal amount of Senior Convertible Notes due 2021 at June 30, 2020 and December 31, 2019 was approximately $703.6 million and $869.3 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at June 30, 2020 was approximately $429.2 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at June 30, 2020 was approximately $395.8 million. See Note 6 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s outstanding Senior Convertible Notes.

Fair Value of Convertible Note Hedge and Embedded Conversion Derivatives

On June 1, 2020, the Company issued $450.0 million principal amount of 1.00% Senior Convertible Notes due 2023 (the “2023 Notes”). The 2023 Notes will initially be settled in cash, or, if the Company has available and has reserved the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”), the Company may settle conversions in cash, stock, or a combination thereof, solely at the Company’s discretion. As of June 30, 2020, the Company did not have sufficient reserved shares with respect to the 2023 Notes. In accordance with authoritative guidance, the cash conversion feature of the 2023 Notes requires bifurcation from the 2023 Notes and is accounted for as a derivative liability (“Embedded Conversion Derivative”), which is included in long-term liabilities in the Company’s Unaudited Consolidated Balance Sheet.

In connection with the issuance of the 2023 Notes, the Company entered into convertible note hedge transactions (the “2023 Hedge”) entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge will initially be settled in cash, or, if the Company has sufficient reserved shares with respect to the 2023 Notes, the 2023 Hedge may be settled in cash, stock, or a combination thereof. In accordance with authoritative guidance, the 2023 Hedge is accounted for as a derivative asset (“Convertible Note Hedge Derivative”), and is included in long-term assets in the Company’s Unaudited Consolidated Balance Sheet.

The Embedded Conversion Derivative and Convertible Note Hedge Derivative are classified as Level 3 fair value measurements, as the derivative asset and liability are not traded in active markets and are valued using significant unobservable inputs.

The following tables set forth the changes in the estimated fair value for the Company’s assets and liabilities measured using significant unobservable inputs (Level 3):
(in thousands)	June 30, 2020
Assets:
Fair value measurement at January 1, 2020	$—
Derivative assets recorded in connection with the 2023 Hedge	69,525
Change in fair value measurement	(24,589)
Fair value measurement at June 30, 2020	$44,936

(in thousands)	June 30, 2020
Liabilities:
Fair value measurement at January 1, 2020	$—
Derivative liability recorded in connection with the 2023 Notes	57,224
Change in fair value measurement	(12,288)
Fair value measurement at June 30, 2020	$44,936

The Level 3 fair value measurements of the Convertible Note Hedge Derivative and the Embedded Conversion Derivative include the following significant unobservable inputs as of June 30, 2020:

June 30, 2020
Valuation Technique	Black Scholes
Volatility	42%
Expected term (years)	2.9
Risk free interest rate	0.2%

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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of June 30, 2020:

June 30, 2020
Valuation Technique	Discounted cash flow
Discount Rate Range	4.8% - 5.8%
Weighted Average Discount Rate	5.3%
Expected Years	2021 - 2024

Contingent consideration liabilities at June 30, 2020 and December 31, 2019 were $33.1 million and $42.6 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2020	2019
Fair value measurement at January 1, 2020	$42,559	$50,410
Change in fair value measurement	(1,521)	1,970
Contingent consideration paid or settled	(7,938)	(1,435)
Changes resulting from foreign currency fluctuations	—	(59)
Fair value measurement at June 30, 2020	$33,100	$50,886

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, right-of-use assets, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of June 30, 2020 and December 31, 2019.

4.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
June 30, 2020:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(179,371)	$92,377
Manufacturing know-how and trade secrets	13	30,800	(21,490)	9,310
Trade name and trademarks	9	25,500	(18,446)	7,054
Customer relationships	9	153,525	(84,659)	68,866
Total intangible assets subject to amortization	9	$481,573	$(303,966)	$177,607

Intangible assets not subject to amortization:
Goodwill				$559,088
Total goodwill and intangible assets, net				$736,695

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2019:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(163,459)	$108,289
Manufacturing know-how and trade secrets	13	30,798	(20,333)	10,465
Trade name and trademarks	9	25,500	(16,947)	8,553
Customer relationships	9	150,744	(76,959)	73,785
Total intangible assets subject to amortization	9	$478,790	$(277,698)	$201,092

Intangible assets not subject to amortization:
Goodwill				$561,064
Total goodwill and intangible assets, net				$762,156

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2019
Gross goodwill	$569,364
Accumulated impairment loss	(8,300)
561,064
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(1,976)
(1,976)
June 30, 2020
Gross goodwill	567,388
Accumulated impairment loss	(8,300)
$559,088

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.5 million and $27.0 million for the three and six months ended June 30, 2020, respectively, and $13.2 million and $27.7 million for the three and six months ended June 30, 2019, respectively.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2020 is set forth in the table below:

(in thousands)
Remaining 2020	$26,519
2021	51,225
2022	42,670
2023	18,799
2024	13,030
Thereafter through 2031	25,364
Total future amortization expense	$177,607

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

6.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	June 30, 2020	December 31, 2019
2.25% Senior Convertible Notes due 2021:
Principal amount	$650,000	$650,000
Unamortized debt discount	(13,344)	(22,501)
Unamortized debt issuance costs	(2,514)	(4,201)
	634,142	623,298
1.00% Senior Convertible Notes due 2023:
Principal amount	450,000	—
Unamortized debt discount	(55,761)	—
Unamortized debt issuance costs	(13,512)	—
	380,727	—
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	—
Unamortized debt discount	(73,549)	—
Unamortized debt issuance costs	(10,459)	—
	365,992	—
Total Senior Convertible Notes	$1,380,861	$623,298

Less: Current portion	(634,142)	—
Long-term Senior Convertible Notes	$746,719	$623,298

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

The interest expense recognized on the 2021 Notes during the three months ended June 30, 2020 includes $3.7 million, $4.6 million and $0.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2020 includes $7.3 million, $9.2 million and $1.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended June 30, 2019 includes $3.7 million, $4.4 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2019 includes $7.3 million, $8.7 million and $1.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of the Company's common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of the Company's common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). Prior to March 20, 2019, the Company could not redeem the 2021 Notes. The Company may redeem the 2021 Notes, at its option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2021 Notes.

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

1.00% Senior Convertible Notes due 2023

In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.2 million. The 2023 Notes will initially be settled in cash, or, if the Company has sufficient reserved shares, the Company may settle conversions in cash, stock, or a combination thereof, solely at the Company’s discretion. As of June 30, 2020, the Company did not have sufficient reserved shares with respect to the 2023 Notes. To the extent the Company in the future has sufficient reserved shares, it is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.

As discussed in Note 3, the Embedded Conversion Derivative requires bifurcation from the 2023 Notes and is accounted for as a liability, which is included in long-term liabilities in the Company’s Unaudited Consolidated Balance Sheet. The fair value of the 2023 Notes Embedded Conversion Derivative at the time of issuance of the 2023 Notes was $57.2 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2023 Notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2023 Notes.

The interest expense recognized on the 2023 Notes during both the three and six months ended June 30, 2020 includes $0.4 million, $1.5 million and $0.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2023 Notes is 6.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually.

Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (c) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions.

The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructuring transactions, paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

2023 Hedge

In connection with the sale of the 2023 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions (the “2023 Counterparties”), entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge will initially be settled in cash, or, if the Company has sufficient reserved shares with respect to the 2023 Notes, the 2023 Hedge may be settled in cash, stock, or a combination thereof. As discussed in Note 3, the 2023 Hedge is accounted for as a derivative asset as of June 30, 2020, and the Convertible Note Hedge Derivative is included in long-term assets in the Company’s Unaudited Consolidated Balance Sheet. The cost of the 2023 Hedge was $69.5 million. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2023 Hedge.

2023 Warrants

The Company sold warrants to the 2023 Counterparties to acquire up to 3,093,500 shares of the Company’s common stock. The 2023 Warrants will expire on various dates from September 2023 through November 2023 and may be settled in net shares or cash, subject to certain conditions. It is the Company’s current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $46.8 million in cash proceeds from the sale of the 2023 Warrants, which was recorded in additional paid-in-capital. The 2023 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2023 Warrants, which is $104.84 per share. The Company uses the treasury share method for assumed conversion of its 2023 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

0.375% Senior Convertible Notes due 2025

In March 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025 (the “2025 Notes”). The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2025 Notes is 10.7198  shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. The Company uses the treasury share method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge (the “2025 Hedge”) and warrants (the “2025 Warrants”) concurrently with the issuance of the 2025 Notes.

The cash conversion feature of the 2025 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $78.3 million in additional paid-in-capital during the six months ended June 30, 2020.

The interest expense recognized on the 2025 Notes during the three months ended June 30, 2020 includes $0.4 million, $3.5 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the six months ended June 30, 2020 includes $0.6 million, $4.7 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2025 Notes is 4.9%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructuring transactions, paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

2025 Hedge

In connection with the sale of the 2025 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2025 Notes and other financial institutions (the “2025 Counterparties”), entitling the Company to purchase up to 4,823,910 shares of the Company’s common stock at an initial stock price of $93.29 per share, each of which is subject to adjustment. The cost of the 2025 Hedge was $78.3 million and accounted for as an equity instrument by recognizing $78.3 million in additional paid-in-capital during the six months ended June 30, 2020. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025. The 2025 Hedge is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge. An assumed exercise of the 2025 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Revolving Senior Credit Facility

In February 2020, the Company entered into a Second Amended and Restated Credit Agreement (the “2020 Credit Agreement”) for a revolving senior credit facility (the “2020 Facility”), which replaced the previous Amended and Restated Credit Agreement the Company had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2020 Facility provided the Company remains in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios.

The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of June 30, 2020 and December 31, 2019.

Any borrowings under the 2020 Facility are intended to be used by the Company to provide financing for working capital and other general corporate purposes, including potential mergers and acquisitions and to refinance indebtedness. Borrowings under the 2020 Facility bear interest, at the Company’s option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2020 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) the Eurocurrency Rate for an interest period of one month plus 1.00%. The margin for the 2020 Facility ranges, based on the Company’s consolidated total net leverage ratio, from 0.50% to 1.25% in the case of base rate loans and from 1.50% to 2.25% in the case of Eurocurrency Rate loans. The 2020 Facility includes an unused line fee ranging, based on the Company’s consolidated total net leverage ratio, from 0.35% to 0.50% per annum on the revolving commitment.

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

8.    Stock-Based Compensation

The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Selling, general and administrative expense (benefit)	$3,546	$5,911	$(615)	$10,690
Research and development expense	1,432	752	2,755	1,652
Cost of sales	115	238	95	276
Stock-based compensation expense before taxes	5,093	6,901	2,235	12,618
Related income tax expense (benefit)	587	(1,725)	258	(3,155)
Stock-based compensation expense, net of taxes	$5,680	$5,176	$2,493	$9,463

At June 30, 2020, there was $49.8 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 13,000 and 177,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2020, respectively, and issued approximately 642,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2019.

Stock Options and Purchase Rights

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ESPP
Volatility	66%	37%	47%	37%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	0.4%	2.4%	1.0%	2.5%
Expected dividend yield	—%	—%	—%	—%

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

The Company has not granted any options since 2011. The Company issued approximately 3,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during both the three and six months ended June 30, 2020, and issued approximately 33,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2019.

9.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2020, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: losses in jurisdictions where no tax benefit is anticipated, adjustments to prior year uncertain tax positions, net shortfalls on share-based payments and return to provision adjustments. The Company’s effective tax rate recorded for the six months ended June 30, 2020 was 19%.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $3.5 million during the six months ended June 30, 2020, primarily related to research and development credits and foreign withholding taxes. The Company believes it is reasonably possible that approximately $5.8 million of its remaining unrecognized tax positions may be recognized within the next twelve months due to potential tax settlements and as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

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

10.    Business Segment, Product and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”) as well as the lack of availability of discrete financial information at a lower level. The Company’s CODM reviews net sales at the product line offering level, and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis. As such, the Company operates as one reporting segment. The Company has disclosed the net sales for each of its product line offerings to provide the reader of the financial statements transparency into the operations of the Company.

The Company reports under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products. The Company’s surgical support product offerings include IOM services, disposables and biologics, and our capital equipment, all of which are used to aid spinal surgery.

Net sales by product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Spinal hardware	$152,818	$212,634	$343,687	$409,772
Surgical support	50,794	79,471	119,806	157,109
Total net sales	$203,612	$292,105	$463,493	$566,881

Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2020	2019	2020	2019	2020	2019
United States	$161,457	$236,128	$365,489	$458,941	$228,882	$218,771
International (excludes Puerto Rico)	42,155	55,977	98,004	107,940	50,280	47,547
Total	$203,612	$292,105	$463,493	$566,881	$279,162	$266,318

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Unaudited Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of June 30, 2020 and December 31, 2019.

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

The table below summarizes the Company’s right-of-use assets and lease liabilities as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Assets
Operating	$105,863	$66,932
Financing	2,552	1,453
Total leased assets	$108,415	$68,385

Liabilities
Current:
Operating	$7,502	$5,567
Financing	1,231	672
Long-term:
Operating	114,881	73,153
Financing	1,462	905
Total lease liabilities	$125,076	$80,297

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	13.2	12.4
Weighted-average remaining lease term (years) - finance leases	2.1	2.3
Weighted-average discount rate - operating leases	5.5%	7.3%
Weighted-average discount rate - finance leases	5.1%	5.4%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except years and rates)	2020	2019	2020	2019
Lease expense:
Operating lease expense	$3,953	$2,964	$7,460	$5,786
Finance lease expense:
Depreciation of right-of-use assets	305	99	563	197
Interest expense on lease liabilities	31	12	59	26
Total lease expense	$4,289	$3,075	$8,082	$6,009

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$3,700	$3,153	$6,996	$6,172
Operating cash flows used for financing leases	31	12	59	26
Financing cash flows used for financing leases	295	93	542	185
Total cash paid for amounts included in the measurement of lease liabilities	$4,026	$3,258	$7,597	$6,383

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$543	$2,496	$39,805	$77,605

The Company’s future minimum annual lease payments under operating and financing leases at June 30, 2020 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2020	$662	$6,974
2021	1,226	13,798
2022	864	13,332
2023	74	12,991
2024	9	11,995
Thereafter	—	116,884
Total minimum lease payments	$2,835	$175,974
Less: amount representing interest	(142)	(53,591)
Present value of obligations under leases	2,693	122,383
Less: current portion	(1,231)	(7,502)
Long-term lease obligations	$1,462	$114,881

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At June 30, 2020, future commitments for such key executives were approximately $16.8 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

13.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation. As of June 30, 2020, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This quarterly report on Form 10-Q (“Quarterly Report”), including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

•	the value proposition of our products and procedural solutions;
•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;
•	our operating results;
•	our plans for obsoleting our products and our ability to develop future products and enhancements of existing products;
•	anticipated growth and trends in our business;
•	third party reimbursement policies and practices;
•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•	our belief that our cash and cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements;
•	the impact of global economic conditions and public health crises and epidemics, such as the COVID-19 pandemic, on our business;
•	our expectations regarding our net sales, customers and distributors;
•	our beliefs and expectations regarding our market penetration and expansion efforts;
•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;
•	our anticipated trends, product pricing pressure, competitive tactics and other challenges in the markets in which we operate; and
•	our expectations and beliefs regarding and the impact of policy changes, investigations, claims and litigation.

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission (the “SEC”) filings. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

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

We believe that offering customers a comprehensive procedural solution for spine surgery distinguishes us from traditional spine implant companies, and we have built a procedural solution for spine surgery that includes our IOM services, iGA and hardware and software technology offerings. We have also invested in the development of capital equipment designed to further improve clinical and economic outcomes through proceduralization. Our capital equipment portfolio currently consists of LessRay and Pulse. LessRay is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging with LessRay radiation reduction, 2D and 3D imaging navigation, and integration with robotics and other smart tools. Selling and leasing of capital equipment do not make up a material portion of our total net sales.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified.  Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments domestically and around the world have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced substantial reductions in procedural volumes and anticipate this trend will continue during the pandemic. Although we cannot predict the specific extent, duration, or scope of the impact that the COVID‑19 pandemic will have on our financial results, we have experienced, and may continue to experience, material declines in our net sales, cash flow, and/or profitability in one or more quarterly periods in 2020 compared to the corresponding prior-year periods and compared to our expectations at the beginning of the 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors.

Net Sales and Operations

The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IOM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Net sales from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We make available MAS surgical instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell MAS surgical instrument sets, MaXcess devices, and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Selling or leasing of capital equipment does not make up a material portion of our total net sales.

The majority of our operations are located and the majority of our sales have been generated in the United States. We sell our products in the United States through a sales force comprised primarily of independent sales agents and directly-employed sales representatives. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the selling, general and administrative operating expense line item within our Unaudited Consolidated Statements of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales agents, as well as exclusive and non-exclusive independent third-party distributors.

Results of Operations

Net Sales

	June 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$152,818	$212,634	$(59,816)	(28)%
Surgical support	50,794	79,471	(28,677)	(36)%
Total net sales	$203,612	$292,105	$(88,493)	(30)%
Six Months Ended
Net sales
Spinal hardware	$343,687	$409,772	$(66,085)	(16)%
Surgical support	119,806	157,109	(37,303)	(24)%
Total net sales	$463,493	$566,881	$(103,388)	(18)%

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

Net sales from our spinal hardware product line offerings decreased $59.8 million and $66.1 million, or 28% and 16%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Product volume in spinal hardware decreased our net sales by approximately 27% and 15% for the three and six months ended June 30, 2020, respectively, primarily due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% for both the three and six months ended June 30, 2020, compared to the same periods in 2019. Foreign currency fluctuation had an insignificant impact on net sales from spinal hardware for the periods presented.

Net sales from our surgical support product line offerings decreased $28.7 million and $37.3 million, or 36% and 24%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Product and service volume in surgical support decreased our net sales by approximately 36% and 23% for the three and six months ended June 30, 2020, respectively, primarily due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% for the six months ended June 30, 2020, as compared to the same period in 2019. Pricing had an insignificant impact on net sales from surgical support for the three months ended June 30, 2020. Foreign currency fluctuation had an insignificant impact on net sales from surgical support for the periods presented.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Cost of sales	$80,505	$77,579	$2,926	4%
% of total net sales	40%	27%		13%
Six Months Ended
Cost of sales	$152,370	$152,073	$297	0%
% of total net sales	33%	27%		6%

Cost of sales consists primarily of purchased goods, raw materials, labor and overhead associated with product manufacturing, inventory-related costs and royalty expenses, as well as the cost of providing IOM services, which includes personnel and physician oversight costs. We primarily procure and manufacture our goods in the United States, and accordingly, foreign currency fluctuations have not materially impacted our cost of sales.

Cost of sales increased $2.9 million, or 4%, during the three months ended June 30, 2020 and increased $0.3 million during the six months ended June 30, 2020, compared to the same periods in 2019. However, cost of sales as a percentage of net sales for the three and six months ended June 30, 2020 increased by 13% and 6%, respectively. The increase in cost of sales for the three and six months ended June 30, 2020 is primarily attributable to a proportional reduction in cost of sales associated with lower net sales due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Offsetting this reduction is an increase in the reserve for excess and obsolete inventory of $21.9 million and $24.1 million during the three and six months ended June 30, 2020, respectively, which is primarily attributable to updates to our estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic.

Operating Expenses

	Three Months Ended
	June 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Selling, general and administrative	$126,444	$152,853	$(26,409)	(17)%
% of total net sales	62%	52%
Research and development	19,406	17,553	1,853	11%
% of total net sales	10%	6%
Amortization of intangible assets	12,675	12,277	398	3%
Purchase of in-process research and development	1,011	—	1,011	*
Business transition costs	874	1,646	(772)	(47)%

	Six Months Ended
	June 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Selling, general and administrative	$256,675	$297,929	$(41,254)	(14)%
% of total net sales	55%	53%
Research and development	37,663	35,128	2,535	7%
% of total net sales	8%	6%
Amortization of intangible assets	25,324	25,902	(578)	(2)%
Purchase of in-process research and development	1,011	—	1,011	*
Business transition costs	(566)	5,479	(6,045)	(110)%

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation costs, commissions and training costs for our employees (who we refer to as “shareowners”) engaged in sales, marketing and customer support functions. The expense also includes commissions to sales representatives, freight expenses, surgeon training costs, depreciation expense for property and equipment such as surgical instrument sets, and administrative expenses for both shareowners and third party service providers.

Selling, general and administrative expenses decreased by $26.4 million and $41.3 million, or 17% and 14%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease during the three and six months ended June 30, 2020 is primarily due to impacts from the COVID-19 pandemic reducing compensation costs, including stock-based compensation subject to fair value adjustments for certain equity awards, as well as decreases in travel expenses, as compared to the same periods in 2019. Additionally, during the three months ended June 30, 2020, due to the impacts from the COVID-19 pandemic we implemented temporary actions to reduce expenses, including implementing compensation reductions for our Board of Directors and executive officers, and reducing discretionary spend across the organization.

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

Research and development expense increased by $1.9 million and $2.5 million, or 11% and 7%, during the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in spending is primarily due to increased headcount and increased cost associated with further enhancement and functionality of our current and future product offerings, including capital equipment.

Purchase of In-Process Research and Development

During the three months ended June 30, 2020, we expensed $1.0 million for a purchased in-process research and development asset which had no future alternative use.

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

During the three months ended June 30, 2020, we recorded $0.9 million of costs related to acquisition, integration and business transition activities, which included $0.5 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions. During the six months ended June 30, 2020, we recorded a reduction of costs of $(0.6) million related to acquisition, integration and business transition activities, which included $(1.6) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

During the three and six months ended June 30, 2019, we recorded $1.6 million and $5.5 million, respectively, of costs related to acquisition, integration and business transition activities. For the three months ended June 30, 2019, such costs consisted primarily of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions. For the six months ended June 30, 2019, such costs related to acquisition, integration and business transition activities, which included $2.0 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	June 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Interest income	$304	$327	$(23)	(7)%
Interest expense	(16,524)	(9,650)	(6,874)	71%
Other (expense) income, net	(11,662)	9	(11,671)	(129,678)%
Total interest and other expense, net	$(27,882)	$(9,314)	$(18,568)	199%
Six Months Ended
Interest income	$1,035	$736	$299	41%
Interest expense	(28,041)	(19,163)	(8,878)	46%
Other expense, net	(19,070)	(357)	(18,713)	5,242%
Total interest and other expense, net	$(46,076)	$(18,784)	$(27,292)	145%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments, gains and losses from changes in the fair value of derivatives, our pro rata allocation of net income or loss from our equity method investments, and net foreign currency exchange gains and losses. Total interest and other expense, net increased by $18.6 million and $27.3 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The increase during the three and six months ended June 30, 2020 is primarily due to a net loss of $12.3 million recognized for the change in fair value derivative assets and liabilities resulting from the Senior Convertible Notes due 2023 issued in June 2020, as well as an increase in interest expense associated with the Senior Convertible Notes due 2025 issued in March 2020 and Senior Convertible Notes due 2023 issued in June 2020.

Income Tax (Benefit) Expense

	June 30,
(in thousands, except %)	2020	2019
Three Months Ended
Income tax (benefit) expense	$(15,170)	$5,921
Effective income tax rate	23%	28%
Six Months Ended
Income tax (benefit) expense	$(10,343)	$7,238
Effective income tax rate	19%	23%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was a benefit of 23% for the three months ended June 30, 2020 compared with an expense of 28% for the three months ended June 30, 2019. The tax benefit during the three months ended June 30, 2020 was primarily due to a decrease in pre-tax earnings, an increase in losses in jurisdictions where we receive no tax benefit, an increase in limitations on executive compensation deductions, an increase in uncertain tax position reserves and decreases in windfall tax benefits on share-based payments.

The provision for income tax expense as a percentage of pre-tax income from continuing operations was a benefit of 19% for the six months ended June 30, 2020 compared with a tax expense of 23% for the six months ended June 30, 2019. The tax benefit during the six months ended June 30, 2020 was primarily due to a decrease in pre-tax earnings, offset by an increase in losses in jurisdictions where we receive no tax benefit, an increase in limitations on executive compensation deductions, an increase in uncertain tax position reserves and decreases in windfall tax benefits on share-based payments.

Liquidity, Cash Flows and Capital Resources

Liquidity and Capital Resources

Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, which include impacts from the COVID-19 pandemic, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in the U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.

Our future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, international expansions of our business, and impacts from the COVID-19 pandemic. We expect our cash flows from operations to continue to fund the ongoing core business. As current borrowing sources become due, we may be required to access the capital markets for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to secure additional credit facilities, term loans, or other similar arrangements and access the capital markets in light of those earning levels and general financial market conditions.

A substantial portion of our operations are located in the United States, and the majority of our sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of June 30, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $47.6 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States. As of June 30, 2020, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $39.7 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate, if any, for one or more of the matters described in our Unaudited Consolidated Financial Statements could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 12 of the Unaudited Consolidated Financial Statements.

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

On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as LessRay. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. We anticipate the remaining sales-based milestones will become payable at varying times by 2024.

On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In the second quarter ended June 30, 2020, we paid $7.5 million toward the successful achievement of a milestone. We anticipate the remaining milestones will become payable at varying times between 2021 and 2024, but are subject to change based on the achievement of those manufacturing and commercial milestones.

In the first quarter of 2020, the lease commenced with respect to the remaining build-out portion of our corporate headquarters in San Diego, California, which totals approximately $58.8 million in lease payments over a 15-year term.

Cash, cash equivalents and short-term investments were $926.8 million and $213.0 million at June 30, 2020 and December 31, 2019, respectively. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Given the impact of the COVID-19 pandemic on demand for elective surgical procedures, we have taken temporary actions to reduce operating expenses and preserve liquidity such as reducing compensation for our directors and executive officers, limiting discretionary spend, and adjusting manufacturing capacity based on certain government directives and demand. We may have varying needs for cash in connection with our Senior Convertible Notes due March 2021, and also as a result of certain acquisition-related obligations and milestone achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and run our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, for the remainder of 2020, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the COVID-19 crisis, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 crisis, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. Further discussion of the potential impacts from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors.

The increase in liquidity during the six months ended June 30, 2020 of $713.8 million was mainly driven by cash inflows of $874.4 million related to the net issuance of our Senior Convertible Notes due 2023 and 2025, partially offset by $79.0 million in cash used for treasury stock purchases, $53.9 million net in cash used for the call spread on the sale and purchase of our warrants and bond hedges issued in connection with the Senior Convertible Notes due 2023 and 2025, and $52.1 million in cash used for purchases of property and equipment. At June 30, 2020, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $33.1 million for the six months ended June 30, 2020, compared to $93.4 million for the same period in 2019. The $60.3 million decrease in cash provided by operating activities was primarily due to decreased operational cash flows in 2020 related primarily to lower net sales and cash receipts resulting from the COVID-19 pandemic, as well as an increase in payments for compensation related accruals and timing of spending.

Cash Flows from Investing Activities

Cash used in investing activities was $184.7 million for the six months ended June 30, 2020, compared to $76.3 million used for the same period in 2019. The $108.3 million increase in cash used in investing activities was primarily due to $130.1 million in cash used for the purchase of marketable debt securities, offset by a decrease of $13.3 million in cash used for purchases of property and equipment, and a decrease of $8.4 million in cash used for business combinations, strategic investments and intangible assets during the six months ended June 30, 2020, as compared to the same period in 2019.

Cash Flows from Financing Activities

Cash provided by financing activities was $736.0 million for the six months ended June 30, 2020, compared to $6.9 million used for the same period in 2019. The $742.9 million increase in cash provided by financing activities was primarily due to the net issuances of the Senior Convertible Notes due 2023 and 2025 of $874.4 million, offset by $53.9 million net cash used for the call spreads on the sales and purchases of our warrants and bond hedges, and an increase in treasury stock purchases of $67.3 million during the six months ended June 30, 2020, compared to the same period in 2019.

Treasury stock purchases totaled $79.0 million during the six months ended June 30, 2020, relating to our share repurchase program, equity award vestings and stock option exercises. In March 2020, in connection with the issuance of the 2025 Notes, we repurchased approximately 1,085,000 shares of our common stock for $75.0 million. We use net share settlement on stock issuances, which results in cash tax payments we make on behalf of shareowners and a decrease in the cash receipt from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually. The 2021 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders may convert their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes falls below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). Prior to March 20, 2019, we could not redeem the 2021 Notes. We may redeem the 2021 Notes, at our option, in whole or in part on or after March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2021 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing any of our other securities. As of June 30, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2021 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

1.00% Senior Convertible Notes due 2023

In June 2020, we issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.2 million. The 2023 Notes will initially be settled in cash, or, if we have sufficient reserved shares, we may settle conversions in cash, stock, or a combination thereof, solely at our discretion. As of June 30, 2020, we did not have sufficient reserved shares with respect to the 2023 Notes. To the extent we in the future have sufficient reserved shares, it is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions, paying dividends or issuing or repurchasing any of our other securities. As of June 30, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

In connection with the sale of the 2023 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2023 Hedge, and warrants, which we refer to as the 2023 Warrants. The 2023 Hedge was entered into with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions, which we refer to as the 2023 Counterparties, entitling us to purchase up to 5,345,010 shares of our own common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The cost of the 2023 Hedge was $69.5 million. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Hedge.

In addition, we sold the 2023 Warrants to the 2023 Counterparties to acquire up to 3,093,500 common shares of our stock. The 2023 Warrants will expire on various dates from September 2023 through November 2023 and may be settled in net shares or cash, subject to certain conditions. It is our current intent and policy to settle all conversions in shares of our common stock. We received $46.8 million in cash proceeds from the sale of the 2023 Warrants. The 2023 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2023 Warrants, which is $104.84 per share.

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructuring transactions, paying dividends or issuing or repurchasing any of our other securities. As of June 30, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, we incurred issuance costs which will be amortized over the term of the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of June 30, 2020 and December 31, 2019.

Borrowings under the 2020 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2020 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) the Eurocurrency Rate for an interest period of one month plus 1.00%. The margin for the 2020 Facility ranges, based on our consolidated total net leverage ratio, from 0.50% to 1.25% in the case of base rate loans and from 1.50% to 2.25% in the case of Eurocurrency Rate loans. The 2020 Facility includes an unused line fee ranging, based on our consolidated total net leverage ratio, from 0.35% to 0.50% per annum on the revolving commitment.

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of June 30, 2020, we are in compliance with the 2020 Credit Agreement covenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of June 30, 2020, other than the aforementioned corporate headquarters operating lease commitment commencing in the first quarter 2020 and the issuances of the 2023 Notes and 2025 Notes, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2020. Based on such evaluation, our management has concluded that as of June 30, 2020, the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 12 “Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, as updated in this Item 1A (collectively the “Risk Factors”) together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our potential future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified.  Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have to varying degrees deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced substantial reductions in procedural volumes and anticipate this trend will continue during the pandemic. In addition, restrictions on our ability to travel as well as the temporary closures of our facilities and the facilities of our suppliers has adversely affected our business. Further, due to the travel restrictions and physical distancing requirements, we have been limited in our ability to train and educate surgeons on our surgical techniques and products. These restrictions have also impacted our manufacturing capabilities and distribution and warehousing operations as we reduce capacity and implement policies to prioritize the health and safety of our shareowner employees and contractors. The cumulative effect of these disruptions has had a significant impact on our business and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. We continue to believe that our overall business strategy and long-term future growth opportunities remain strong, and our priority is the health and well-being of our employee shareowners, customers, surgeons, and patients and the communities in which we operate. However, the global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the recent COVID-19 pandemic, or a similar health pandemic or epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

The COVID-19 crisis is straining healthcare systems worldwide, which will further impact our business, results of operations and liquidity.

Due to the COVID-19 pandemic, hospitals in the U.S. and globally have to varying degrees suspended and delayed elective surgeries in order to allocate and direct medical supplies and capacity to the COVID-19 response. Some hospitals have also limited access to their facilities or changed access protocols, which has made it difficult for us to support our surgeon customers. As a result, we have experienced a significant reduction in procedural volumes and anticipate this trend will continue during the pandemic. We expect that hospitals and other facilities may face significant disruptions in their business and incur financial losses as they decrease elective procedures and increase spending on supplies and infrastructure in order to expand system capacity related to COVID-19 treatment. Potential patients may also cancel elective procedures or fail to seek needed care at hospitals which are involved in treating patients with COVID-19 due to the highly infectious nature of the disease. Additionally, the impact of the COVID-19 pandemic on the global economy and the financial markets could lead to a sustained period of economic turmoil and increased unemployment which may affect the ability of patients to seek care and treatment due to reduced health insurance coverage or the inability to pay premiums, deductibles, and copayments under health insurance plans. If the financial condition of hospitals deteriorate it could cause us to experience slower or impaired collections on accounts receivable, reductions in sales of our products and services, and increased price competition all of which could adversely impact our business, results of operations and liquidity. As of June 30, 2020, we had $926.8 million in cash, cash equivalents and short-term investments and the ability to draw $550.0 million under our 2020 Facility. However, our ability to borrow under the 2020 Facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. If the business interruptions caused by COVID-19 persist for a substantial period of time, we may need to seek other sources of liquidity and there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

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

The European Union requires that manufacturers of medical devices obtain the right to bear the “CE” conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. In 2017, the European Union adopted the EU Medical Device Regulation (Council Regulations 2017/745) which will replace existing directives and impose stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. The regulation initially provided for a three-year implementation period, with full application of the regulation to occur in May 2020, but this timeline has been delayed to May 2021 due to the COVID-19 pandemic. After May 2021, medical devices marketed in the European Union will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, may be placed on the market until May 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

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

As of June 30, 2020, we had outstanding $650.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2021 (the “2021 Notes”), $450.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2023 (the “2023 Notes”) and $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). This significant amount of debt has important risks to us and our investors, including:

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

In addition, to the extent we draw on our $550.0 million revolving senior credit facility (the “2020 Facility”) or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Further, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2021 Notes, 2023 Notes and 2025 Notes and the warrants that we issued as part of the related bond hedge transactions related to the 2021 Notes, 2023 Notes and 2025 Notes. If any of these shares are issued, the issuance of these shares may depress the market price of our common stock and our existing stockholders could experience dilution.

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In February 2020, we entered into a Second Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with respect to the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated net leverage ratios. All of our assets and the assets of our material domestic subsidiaries are pledged as collateral under the 2020 Facility (subject to customary exceptions) and each of our material domestic subsidiaries guarantee the 2020 Facility. The covenants set forth in the 2020 Credit Agreement restrict, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund any person or business that is the subject of sanctions, and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the 2020 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2020 Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the 2020 Facility.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments may be expensive, and we may need to seek additional financing in the future to meet our capital needs. As of June 30, 2020, we had $926.8 million in cash, cash equivalents and short-term investments, and the ability to draw $550.0 million on our 2020 Facility. Additionally, as of June 30, 2020, we had outstanding $650.0 million aggregate principal amount of the 2021 Notes, which have a maturity date of March 15, 2021, $450.0 million aggregate principal amount of the 2023 Notes, which have a maturity date of June 1, 2023 and $450.0 million aggregate principal amount of the 2025 Notes, which have a maturity date of March 15, 2025. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

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
4.1

Indenture, dated June 1, 2020, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

4.2	Form of 1.00% Convertible Senior Note due 2023 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020).
10.1#

Form of Temporary Reduction of Compensation Letter dated as of April 13, 2020 between the Company and its directors and executive officers (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.2#

Separation Agreement and General Release dated as of May 4, 2020, between the Company and Rajesh J. Asarpota (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.3

Amendment No. 1 to Credit Agreement, dated as of May 26, 2020, by and among NuVasive, Inc., Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2020)

10.4

Confirmation for base call option transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.5

Confirmation for base call option transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.6

Confirmation for base call option transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.7

Confirmation for base call option transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.8

Confirmation for base warrant transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.9

Confirmation for base warrant transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.10

Confirmation for base warrant transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.11

Confirmation for base warrant transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.12

Confirmation for additional call option transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.13

Confirmation for additional call option transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.14

Confirmation for additional call option transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.15

Confirmation for additional call option transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.16

Confirmation for additional warrant transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.17

Confirmation for additional warrant transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.18

Confirmation for additional warrant transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.19

Confirmation for additional warrant transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

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

NUVASIVE, INC.

Date: August 4, 2020	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: August 4, 2020	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer