Form 10-Q
period 2020-09-30
NUVASIVE INC
filed 2020-10-29
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of October 27, 2020 there were 51,283,615 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values and share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$774,544	$213,034
Short-term marketable securities	207,605	—
Accounts receivable, net of allowances of $20,924 and $17,019, respectively	205,255	211,532
Inventory, net	305,634	312,419
Prepaid income taxes	13,322	10,434
Prepaid expenses and other current assets	15,576	16,917
Total current assets	1,521,936	764,336
Property and equipment, net	281,339	266,318
Intangible assets, net	165,499	201,092
Goodwill	558,985	561,064
Operating lease right-of-use assets	103,994	66,932
Deferred tax assets	9,291	9,162
Restricted cash and investments	1,494	1,494
Other assets	14,033	14,892
Total assets	$2,656,571	$1,885,290
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$112,392	$97,160
Contingent consideration liabilities	7,275	15,727
Accrued payroll and related expenses	53,005	86,458
Operating lease liabilities	7,513	5,567
Income tax liabilities	760	2,005
Senior convertible notes	639,682	—
Total current liabilities	820,627	206,917
Long-term senior convertible notes	756,167	623,298
Deferred and income tax liabilities	8,236	14,655
Operating lease liabilities	113,105	73,153
Other long-term liabilities	48,734	52,060
Commitments and contingencies
Redeemable equity component of senior convertible notes	10,318	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 120,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 57,813,261 and 57,524,658 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	62	62
Additional paid-in capital	1,533,409	1,429,854
Accumulated other comprehensive loss	(10,152)	(9,418)
Retained earnings	43,630	82,475
Treasury stock at cost; 6,540,526 shares and 5,379,536 shares at September 30, 2020 and December 31, 2019, respectively	(667,565)	(587,766)
Total equity	899,384	915,207
Total liabilities and equity	$2,656,571	$1,885,290

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2020	2019	2020	2019
Net sales:
Products	$267,571	$260,173	$685,922	$765,377
Services	27,711	30,662	72,853	92,339
Total net sales	295,282	290,835	758,775	857,716
Cost of sales (excluding below amortization of intangible assets):
Products	66,049	57,164	182,067	169,263
Services	18,584	19,864	54,936	59,838
Total cost of sales	84,633	77,028	237,003	229,101
Gross profit	210,649	213,807	521,772	628,615
Operating expenses:
Selling, general and administrative	146,260	152,887	402,935	450,816
Research and development	20,404	18,143	58,067	53,271
Amortization of intangible assets	13,826	12,596	39,150	38,498
Purchase of in-process research and development	—	—	1,011	—
Business transition costs	3,107	(333)	2,541	5,146
Total operating expenses	183,597	183,293	503,704	547,731
Interest and other expense, net:
Interest income	271	620	1,306	1,356
Interest expense	(21,123)	(9,654)	(49,164)	(28,817)
Other income (expense), net	251	(5,696)	(18,819)	(6,053)
Total interest and other expense, net	(20,601)	(14,730)	(66,677)	(33,514)
Income (loss) before income taxes	6,451	15,784	(48,609)	47,370
Income tax (expense) benefit	(579)	(4,774)	9,764	(12,012)
Consolidated net income (loss)	$5,872	$11,010	$(38,845)	$35,358

Net income (loss) per share:
Basic	$0.11	$0.21	$(0.76)	$0.68
Diluted	$0.11	$0.21	$(0.76)	$0.67
Weighted average shares outstanding:
Basic	51,261	52,057	51,440	51,901
Diluted	51,805	53,056	51,440	52,667

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2020	2019	2020	2019
Consolidated net income (loss)	$5,872	$11,010	$(38,845)	$35,358
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	101	—	53	—
Translation adjustments, net of tax	1,922	(2,780)	(787)	(2,704)
Other comprehensive income (loss)	2,023	(2,780)	(734)	(2,704)
Total consolidated comprehensive income (loss)	$7,895	$8,230	$(39,579)	$32,654

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
(unaudited)	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2019	57,525	$62	$1,429,854	$(9,418)	$82,475	(5,380)	$(587,766)	$915,207
Issuance of common stock under employee and director equity option and purchase plans	167	—	119	—	—	(59)	(3,937)	(3,818)
Stock-based compensation expense	—	—	2,786	—	—	—	—	2,786
Tax benefits related to convertible note issuance	—	—	484	—	—	—	—	484
Shares repurchased	—	—	—	—	—	(1,085)	(75,000)	(75,000)
Sale of warrants	—	—	47,070	—	—	—	—	47,070
Convertible note hedge	—	—	(78,300)	—	—	—	—	(78,300)
Equity component of convertible note issuance	—	—	78,268	—	—	—	—	78,268
Debt issuance costs attributable to convertible feature	—	—	(1,987)	—	—	—	—	(1,987)
Consolidated net income	—	—	—	—	5,298	—	—	5,298
Other comprehensive loss	—	—	—	(3,809)	—	—	—	(3,809)
Balance at March 31, 2020	57,692	$62	$1,478,294	$(13,227)	$87,773	(6,524)	$(666,703)	$886,199
Issuance of common stock under employee and director equity option and purchase plans	87	—	3,871	—	—	(4)	(208)	3,663
Stock-based compensation expense	—	—	7,081	—	—	—	—	7,081
Sale of warrants	—	—	46,845	—	—	—	—	46,845
Debt issuance costs attributable to convertible feature	—	—	65	—	—	—	—	65
Consolidated net loss	—	—	—	—	(50,015)	—	—	(50,015)
Other comprehensive income	—	—	—	1,052	—	—	—	1,052
Balance at June 30, 2020	57,779	$62	$1,536,156	$(12,175)	$37,758	(6,528)	$(666,911)	$894,890
Issuance of common stock under employee and director equity option and purchase plans	34	—	—	—	—	(13)	(654)	(654)
Stock-based compensation expense	—	—	7,571	—	—	—	—	7,571
Convertible note hedge	—	—	(37,292)	—	—	—	—	(37,292)
Equity component of convertible note issuance	—	—	37,292	—	—	—	—	37,292
Reclassification of redeemable equity component of senior convertible notes	—	—	(10,318)	—	—	—	—	(10,318)
Consolidated net income	—	—	—	—	5,872	—	—	5,872
Other comprehensive income	—	—	—	2,023	—	—	—	2,023
Balance at September 30, 2020	57,813	$62	$1,533,409	$(10,152)	$43,630	(6,541)	$(667,565)	$899,384

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

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
(unaudited)	2020	2019
Operating activities:
Consolidated net (loss) income	$(38,845)	$35,358
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	106,097	101,245
Amortization of non-cash interest	33,714	15,853
Stock-based compensation	9,806	20,447
Reserves on current assets	44,927	11,539
Purchase of in-process research and development	1,011	—
Net loss on strategic investments	278	4,767
Net loss recognized on change in fair value of derivatives	12,301	—
Other non-cash adjustments	13,899	10,168
Deferred income taxes	(6,257)	9,810
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,388	(8,645)
Inventory	(37,523)	(45,571)
Prepaid expenses and other current assets	(1,620)	(2,499)
Accounts payable and accrued liabilities	10,176	6,593
Accrued payroll and related expenses	(33,529)	4,108
Income taxes	(3,625)	(2,588)
Net cash provided by operating activities	113,198	160,585
Investing activities:
Acquisitions and investments	—	(4,100)
Proceeds from other investments	1,132	—
Purchases of intangible assets	(3,810)	(7,501)
Purchases of property and equipment	(77,857)	(94,430)
Purchases of marketable securities	(207,695)	—
Net cash used in investing activities	(288,230)	(106,031)
Financing activities:
Proceeds from the issuance of common stock	3,871	3,888
Purchases of treasury stock	(79,680)	(13,343)
Payment of contingent consideration	(7,053)	(809)
Proceeds from issuance of convertible debt, net of issuance costs	873,890	—
Proceeds from sale of warrants	93,915	—
Purchases of convertible note hedges	(147,825)	—
Other financing activities	(1,405)	2,283
Net cash provided by (used in) financing activities	735,713	(7,981)
Effect of exchange rate changes on cash	829	(1,014)
Increase in cash, cash equivalents and restricted cash	561,510	45,559
Cash, cash equivalents and restricted cash at beginning of period	214,528	120,235
Cash, cash equivalents and restricted cash at end of period	$776,038	$165,794

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$774,544	$163,399
Restricted cash	1,494	2,395
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$776,038	$165,794

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified.  Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments domestically and around the world have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, the Company has experienced substantial reductions this year in procedural volumes and anticipates this trend may continue during the pandemic. Although the Company cannot predict the specific extent, duration, or scope of the impact that the COVID-19 pandemic will have on its financial results, the Company has experienced, and may continue to experience, material declines in its net sales, cash flow, and/or profitability in one or more quarterly periods in 2020 as compared to the corresponding prior-year periods and compared to its expectations at the beginning of the 2020 fiscal year.

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its Consolidated Financial Statements as well as whether to early adopt the new guidance.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption did not have a material impact on the Company’s Unaudited Consolidated Financial Statements. See Note 4 to the Unaudited Consolidated Financial Statements for further discussion on fair value measurements.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which modifies Accounting Standard Codification 740 – Income Taxes (“ASC 740”). ASU 2019-12 enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company elected to early adopt ASU 2019-12 in the quarter ended June 30, 2020. The Company applied the updated guidance for year-to-date losses in the Company’s interim period tax accounting on a prospective basis. The early adoption had no impact on the expected full year tax expense for 2020, but rather accelerated certain tax benefits to earlier quarters in 2020 that would otherwise have been limited under ASC 740.

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

The following table summarizes the changes in the allowance for credit losses:
(in thousands)	September 30, 2020
Allowance for credit losses at January 1, 2020	$9,423
Current-period provision for expected losses	1,471
Write-offs charged against the allowance	(637)
Recoveries of amounts previously written off	145
Changes resulting from foreign currency fluctuations	134
Allowance for credit losses at end of period	$10,536

Inventory, Net

Net inventory as of September 30, 2020 consisted of $290.7 million of finished goods, $7.1 million of work in progress and $7.8 million of raw materials. Net inventory as of December 31, 2019 consisted of $298.7 million of finished goods, $6.4 million of work in progress and $7.3 million of raw materials.

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

For the three months ended September 30, 2020 and 2019, the Company recorded a reserve for excess and obsolete inventory of $10.6 million and $1.6 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded a reserve for excess and obsolete inventory of $41.1 million and $8.0 million, respectively. The increase is primarily attributable to updates to the Company’s estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $10.2 million and $9.4 million at September 30, 2020 and December 31, 2019, respectively.

Product Shipment Costs

Product shipment costs, included in selling, general and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $7.9 million and $19.9 million for the three and nine months ended September 30, 2020, respectively, and $7.3 million and $20.6 million for the three and nine months ended September 30, 2019, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.

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

During the three months ended September 30, 2020, the Company recorded $3.1 million of costs related to acquisition, integration and business transition activities, which included $1.2 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. During the nine months ended September 30, 2020, the Company recorded $2.5 million of costs related to acquisition, integration and business transition activities, which included $(0.4) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

During the three months ended September 30, 2019, the Company recorded a reduction of costs of $(0.3) million related to acquisition, integration and business transition activities, which included $(0.5) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. During the nine months ended September 30, 2019, the Company recorded $5.1 million of costs related to acquisition, integration and business transition activities, which included $1.4 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted consolidated net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$5,872	$11,010	$(38,845)	$35,358
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	51,261	52,057	51,440	51,901
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	14	17	—	15
Restricted stock units	530	516	—	596
Senior Convertible Notes	—	466	—	155
Weighted average common shares outstanding for diluted	51,805	53,056	51,440	52,667
Basic net income (loss) per share	$0.11	$0.21	$(0.76)	$0.68
Diluted net income (loss) per share	$0.11	$0.21	$(0.76)	$0.67

The following weighted average outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Stock options, employee stock purchase plan, and restricted stock units	382	10	1,089	111
Warrants	21,034	10,865	21,034	10,865
Senior Convertible Notes	21,034	—	21,034	7,244
Total	42,450	10,875	43,157	18,220

3.    Marketable Securities

Short-Term Marketable Securities

The Company invests in available-for-sale marketable debt securities consisting of corporate notes and commercial paper. The Company has the ability, if necessary, to liquidate without penalty any of its marketable debt securities to meet its liquidity needs in the next 12 months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying Unaudited Consolidated Balance Sheets.

As of September 30, 2020, the Company’s outstanding marketable debt securities all have contractual maturities due within one year. The carrying value and amortized cost of the Company’s marketable debt securities, summarized by major security type, consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020:
Debt securities, available for sale:
Corporate notes	$51,675	$17	$(11)	$51,681
Commercial paper	155,860	64	—	155,924
Total debt securities, available for sale	$207,535	$81	$(11)	$207,605

In accordance with, and subsequent to the adoption of ASU 2016-13, the Company no longer evaluates whether its available-for-sale debt securities in an unrealized loss position are other-than-temporarily impaired. Instead, at each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions.

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income in the Unaudited Consolidated Statement of Operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). Unrealized losses on available-for-sale debt securities as of September 30, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses with these investments.

4.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities, and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(1.0) million and $(6.2) million for the three and nine months ended September 30, 2020, respectively, and $(0.8) million and $(1.0) million for the three and nine months ended September 30, 2019 respectively, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of September 30, 2020 and December 31, 2019 a notional principal amount of $12.0 million and $26.9 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net (losses) gains on the Company’s forward exchange contracts were $(0.5) million for both the three and nine months ended September 30, 2020, and $0.7 million for both the three and nine months ended September 30, 2019, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was de minimis and $0.1 million as of September 30, 2020 and December 31, 2019, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of September 30, 2020 and December 31, 2019, the Company held investments in securities classified as cash equivalents. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
September 30, 2020:
Cash equivalents:
Money market funds	$690,107	$690,107	$—	$—
Total cash equivalents	690,107	690,107	—	—

Debt securities, available for sale:
Corporate notes	51,681	—	51,681	—
Commercial paper	155,924	—	155,924	—
Total debt securities, available for sale	207,605	—	207,605	—

Total assets measured at fair value	$897,712	$690,107	$207,605	$—

December 31, 2019:
Cash equivalents:
Money market funds	$151,750	$151,750	$—	$—
Total cash equivalents	$151,750	$151,750	$—	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $650.0 million principal amount of Senior Convertible Notes due 2021 at September 30, 2020 and December 31, 2019 was approximately $663.0 million and $869.3 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at September 30, 2020 was approximately $431.3 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at September 30, 2020 was approximately $396.0 million. See Note 7 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s outstanding Senior Convertible Notes.

Fair Value of Convertible Note Hedge and Embedded Conversion Derivatives

On June 1, 2020, the Company issued $450.0 million principal amount of 1.00% Senior Convertible Notes due 2023 (the “2023 Notes”). The 2023 Notes were initially required to be settled in cash as the Company did not have enough available shares and was unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of September 30, 2020, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. In accordance with authoritative guidance, the cash conversion feature of the 2023 Notes requires bifurcation from the 2023 Notes and was initially accounted for as a derivative liability (“Embedded Conversion Derivative”), which was included in long-term liabilities in the Company’s Unaudited Consolidated Balance Sheet. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity.

In connection with the issuance of the 2023 Notes, the Company entered into convertible note hedge transactions (the “2023 Hedge”) entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset (“Convertible Note Hedge Derivative”), which was included in long-term assets in the Company’s Unaudited Consolidated Balance Sheet. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity.

Prior to their reclassification to stockholders’ equity on September 10, 2020, the Embedded Conversion Derivative and Convertible Note Hedge Derivative were classified as Level 3 of the fair value hierarchy as these derivative instruments were not actively traded and were valued using significant unobservable inputs.

The following tables set forth the changes in the estimated fair value for the Company’s derivative assets and liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Assets:
Fair value measurement at beginning of period	$44,936	$—
Derivative assets recorded in connection with the 2023 Hedge	—	69,525
Change in fair value measurement	(7,644)	(32,233)
Derivative asset reclassified to stockholders’ equity	(37,292)	(37,292)
Fair value measurement at September 30, 2020	$—	$—

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Liabilities:
Fair value measurement at beginning of period	$44,936	$—
Derivative liability recorded in connection with the 2023 Notes	—	57,224
Change in fair value measurement	(7,644)	(19,932)
Derivative liability reclassified to stockholders’ equity	(37,292)	(37,292)
Fair value measurement at September 30, 2020	$—	$—

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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of September 30, 2020:

September 30, 2020
Valuation Technique	Discounted cash flow
Discount Rate Range	4.7% - 5.4%
Weighted Average Discount Rate	4.9%
Expected Years	2021 - 2024

Contingent consideration liabilities at September 30, 2020 and December 31, 2019 were $34.3 million and $42.6 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2020	2019
Fair value measurement at January 1, 2020	$42,559	$50,410
Change in fair value measurement	(293)	1,435
Contingent consideration paid or settled	(7,938)	(1,435)
Changes resulting from foreign currency fluctuations	—	(60)
Fair value measurement at September 30, 2020	$34,328	$50,350

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, right-of-use assets, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of September 30, 2020 and December 31, 2019.

5.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
September 30, 2020:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(187,327)	$84,421
Manufacturing know-how and trade secrets	13	30,839	(22,103)	8,736
Trade name and trademarks	9	25,500	(19,195)	6,305
Customer relationships	9	156,028	(89,991)	66,037
Total intangible assets subject to amortization	8	$484,115	$(318,616)	$165,499

Intangible assets not subject to amortization:
Goodwill				$558,985
Total goodwill and intangible assets, net				$724,484

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2019:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(163,459)	$108,289
Manufacturing know-how and trade secrets	13	30,798	(20,333)	10,465
Trade name and trademarks	9	25,500	(16,947)	8,553
Customer relationships	9	150,744	(76,959)	73,785
Total intangible assets subject to amortization	9	$478,790	$(277,698)	$201,092

Intangible assets not subject to amortization:
Goodwill				$561,064
Total goodwill and intangible assets, net				$762,156

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2019
Gross goodwill	$569,364
Accumulated impairment loss	(8,300)
561,064
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(2,079)
(2,079)
September 30, 2020
Gross goodwill	567,285
Accumulated impairment loss	(8,300)
$558,985

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $14.6 million and $41.6 million for the three and nine months ended September 30, 2020, respectively, and $13.5 million and $41.2 million for the three and nine months ended September 30, 2019, respectively.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2020 is set forth in the table below:

(in thousands)
Remaining 2020	$13,267
2021	51,322
2022	43,289
2023	19,208
2024	13,038
Thereafter through 2031	25,375
Total future amortization expense	$165,499

6.    Business Combinations

The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contained contingent consideration arrangements that required the Company to assess the acquisition date fair value of the contingent consideration liabilities, which was recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the Unaudited Consolidated Statements of Operations. See Note 4 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities.

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

7.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	September 30, 2020	December 31, 2019
2.25% Senior Convertible Notes due 2021:
Principal amount	$650,000	$650,000
Unamortized debt discount	(8,675)	(22,501)
Unamortized debt issuance costs	(1,643)	(4,201)
	639,682	623,298
1.00% Senior Convertible Notes due 2023:
Principal amount	450,000	—
Unamortized debt discount	(51,330)	—
Unamortized debt issuance costs	(12,530)	—
	386,140	—
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	—
Unamortized debt discount	(69,967)	—
Unamortized debt issuance costs	(10,006)	—
	370,027	—
Total Senior Convertible Notes	$1,395,849	$623,298

Less: Current portion	(639,682)	—
Long-term Senior Convertible Notes	$756,167	$623,298

2.25% Senior Convertible Notes due 2021

In March 2016, the Company issued $650.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021 (the “2021 Notes”). The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Prior to September 14, 2020, the 2021 Notes provided for settlement in cash, stock, or a combination thereof, solely at the Company’s discretion. As of September 14, 2020, combination settlement was deemed to have been elected by the Company and the 2021 Notes will be settled by satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company's common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. The Company uses the treasury share method for assumed conversion of the 2021 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge (the “2021 Hedge”) and warrants (the “2021 Warrants”) concurrently with the issuance of the 2021 Notes.

The cash conversion feature of the 2021 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016.

The interest expense recognized on the 2021 Notes during the three months ended September 30, 2020 includes $3.7 million, $4.7 million and $0.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2020 includes $11.0 million, $13.8 million and $2.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended September 30, 2019 includes $3.7 million, $4.4 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2019 includes $11.0 million, $13.1 million and $2.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

Prior to September 15, 2020, holders could have converted their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of the Company's common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes fell below 98% of the product of (i) the last reported sale price of the Company's common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). The 2021 Notes can no longer be redeemed by the Company. The Company previously had the ability to redeem the 2021 Notes, at its option, in whole or in part beginning on March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of the Company’s common stock had been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.

As of September 15, 2020, holders may convert their 2021 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. As a result, the 2021 Notes are considered redeemable as of September 30, 2020. A portion of the equity component that was recorded upon the issuance of the 2021 Notes was reclassified to temporary equity in the Consolidated Balance Sheet. Such amount was determined based on the cash considerations to be paid upon conversion and the carrying amount of the debt. The reclassification into temporary equity as of September 30, 2020 was $10.3 million based on the 2021 Notes principal of $650.0 million and the carrying value of $639.7 million.

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

1.00% Senior Convertible Notes due 2023

In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.2 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of September 30, 2020, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.

As discussed in Note 4, the Embedded Conversion Derivative requires bifurcation from the 2023 Notes and was initially accounted for as a liability, which was included in long-term liabilities in the Company’s Unaudited Consolidated Balance Sheet. The fair value of the 2023 Notes Embedded Conversion Derivative at the time of issuance of the 2023 Notes was $57.2 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2023 Notes. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing $37.3 million in additional paid-in-capital during the three months ended September 30, 2020. The original discount will be recognized as interest expense using the effective interest method over the term of the 2023 Notes.

The interest expense recognized on the 2023 Notes during the three months ended September 30, 2020 includes $1.1 million, $4.4 million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2023 Notes during the nine months ended September 30, 2020 includes $1.5 million, $5.9 million and $1.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2023 Notes is 6.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of September 30, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

2023 Hedge

In connection with the sale of the 2023 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions (the “2023 Counterparties”), entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset, which was included in long-term assets in the Company’s Unaudited Consolidated Balance Sheet. The cost of the 2023 Hedge was $69.5 million. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing a reduction of $37.3 million in additional paid-in-capital during the three months ended September 30, 2020. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2023 Hedge. An assumed exercise of the 2023 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2023 Warrants

In connection with the sale of the 2023 Notes, the Company sold warrants to the 2023 Counterparties (the “2023 Warrants”) to acquire up to 5,345,010 shares of the Company’s common stock. The 2023 Warrants initially limited the amount of shares the Company was required to reserve for issuance under the 2023 Warrants to an aggregate of 3,093,500 shares of the Company’s common stock, subject to adjustment upon the Company having a sufficient amount of authorized and unissued shares which are not reserved for other transactions. As a result of the Company receiving stockholder approval to increase the number of shares of the Company’s common stock authorized for issuance on September 10, 2020, the Company had a sufficient amount of authorized and unissued shares in order to settle all exercises of the 2023 Warrants in shares of the Company’s common stock. The 2023 Warrants will expire on various dates from September 2023 through November 2023 and may be settled in net shares or cash, subject to certain conditions. It is the Company’s current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $46.8 million in cash proceeds from the sale of the 2023 Warrants, which was recorded in additional paid-in-capital. The 2023 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2023 Warrants, which is $104.84 per share. The Company uses the treasury share method for assumed conversion of its 2023 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

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

The cash conversion feature of the 2025 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $78.3 million in additional paid-in-capital during the nine months ended September 30, 2020.

The interest expense recognized on the 2025 Notes during the three months ended September 30, 2020 includes $0.4 million, $3.6 million and $0.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the nine months ended September 30, 2020 includes $1.0 million, $8.3 million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2025 Notes is 4.9%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of September 30, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

2025 Hedge

In connection with the sale of the 2025 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2025 Notes and other financial institutions (the “2025 Counterparties”), entitling the Company to purchase up to 4,823,910 shares of the Company’s common stock at an initial stock price of $93.29 per share, each of which is subject to adjustment. The cost of the 2025 Hedge was $78.3 million and accounted for as an equity instrument by recognizing $78.3 million in additional paid-in-capital during the nine months ended September 30, 2020. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025. The 2025 Hedge is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge. An assumed exercise of the 2025 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of September 30, 2020 and December 31, 2019.

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

8.    Shareholders’ Equity

In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. Under this program, the Company is authorized to repurchase common stock in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, the Company announced that the Board of Directors increased the share repurchase authorization from $100 million to $150 million of the Company’s common stock through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million. As of September 30, 2020, $75.0 million remained authorized under the share repurchase program.

On September 10, 2020, upon obtaining stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 120,000,000 shares to 150,000,000 shares.

9.    Stock-Based Compensation

The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Selling, general and administrative expense	$6,033	$6,627	$5,418	$17,317
Research and development expense	1,439	1,064	4,194	2,716
Cost of sales	99	138	194	414
Stock-based compensation expense before taxes	7,571	7,829	9,806	20,447
Related income tax benefits	(886)	(1,957)	(1,147)	(5,112)
Stock-based compensation expense, net of taxes	$6,685	$5,872	$8,659	$15,335

At September 30, 2020, there was $42.8 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 34,000 and 211,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2020, respectively, and issued approximately 642,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2019.

Stock Options and Employee Stock Purchase Plan

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ESPP
Volatility	75%	37%	57%	37%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	0.1%	2.4%	0.7%	2.5%
Expected dividend yield	—%	—%	—%	—%

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

The Company has not granted any options since 2011. The Company had no stock option exercises during the three months ended September 30, 2020. The Company issued approximately 3,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the nine months ended September 30, 2020, and issued approximately 33,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2019.

10.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2020, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: losses in jurisdictions where no tax benefit is anticipated, adjustments to prior year uncertain tax positions, net shortfalls on share-based payments, changes in tax rates, a change in judgement on beginning of the year valuation allowances and return to provision adjustments. The Company’s effective tax rate recorded for the nine months ended September 30, 2020 was 20%.

In accordance with the disclosure requirements as described in ASC 740, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had a net decrease in gross unrecognized tax benefits of approximately $2.3 million during the nine months ended September 30, 2020. The net decrease was related to the expiration of the federal statute of limitations on tax reserves associated primarily with the valuation of intercompany transactions, transaction costs and executive compensation, partially offset by increases related to current year research and development credits and foreign withholding taxes. The Company does not expect any significant reversal of its remaining unrecognized tax positions within the next twelve months.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for the 2014 – 2016 tax years, Florida for the 2016 – 2018 tax years and Massachusetts for the 2017 – 2018 tax years. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2015 and 2012 forward, respectively.

11.    Business Segment, Product and Geographic Information

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

Net sales by product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Spinal hardware	$220,933	$214,190	$564,620	$623,962
Surgical support	74,349	76,645	194,155	233,754
Total net sales	$295,282	$290,835	$758,775	$857,716

Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2020	2019	2020	2019	2020	2019
United States	$232,112	$233,676	$597,601	$692,617	$233,009	$218,771
International (excludes Puerto Rico)	63,170	57,159	161,174	165,099	48,330	47,547
Total	$295,282	$290,835	$758,775	$857,716	$281,339	$266,318

12.    Commitments

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Unaudited Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of September 30, 2020 and December 31, 2019.

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

The table below summarizes the Company’s right-of-use assets and lease liabilities as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Assets
Operating	$103,994	$66,932
Financing	3,206	1,453
Total leased assets	$107,200	$68,385

Liabilities
Current:
Operating	$7,513	$5,567
Financing	1,316	672
Long-term:
Operating	113,105	73,153
Financing	2,105	905
Total lease liabilities	$124,039	$80,297

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	13.0	12.4
Weighted-average remaining lease term (years) - finance leases	2.5	2.3
Weighted-average discount rate - operating leases	5.4%	7.3%
Weighted-average discount rate - finance leases	4.9%	5.4%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except years and rates)	2020	2019	2020	2019
Lease expense:
Operating lease expense	$3,888	$3,043	$11,348	$8,829
Finance lease expense:
Depreciation of right-of-use assets	313	99	876	296
Interest expense on lease liabilities	30	12	89	38
Total lease expense	$4,231	$3,154	$12,313	$9,163

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$3,724	$3,132	$10,720	$9,304
Operating cash flows used for financing leases	30	12	89	38
Financing cash flows used for financing leases	242	96	784	281
Total cash paid for amounts included in the measurement of lease liabilities	$3,996	$3,240	$11,593	$9,623

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$953	$6,757	$40,758	$84,362

The Company’s future minimum annual lease payments under operating and financing leases at September 30, 2020 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2020	$360	$3,353
2021	1,438	13,909
2022	1,371	13,371
2023	446	13,021
2024	9	12,005
Thereafter	—	116,890
Total minimum lease payments	$3,624	$172,549
Less: amount representing interest	(203)	(51,931)
Present value of obligations under leases	3,421	120,618
Less: current portion	(1,316)	(7,513)
Long-term lease obligations	$2,105	$113,105

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At September 30, 2020, future commitments for such key executives were approximately $18.6 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

13.    Contingencies

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

14.    Regulatory Matters

On August 31, 2015, the Company received a civil investigative demand (“CID”) issued by the Department of Justice (“DOJ”) pursuant to the federal False Claims Act. The CID requires the delivery of a wide range of documents and information related to an investigation by the DOJ concerning allegations that the Company assisted a physician group customer in submitting improper claims for reimbursement and made improper payments to the physician group in violation of the Anti-Kickback Statute. The Company is cooperating with the DOJ in regards to this matter. No assurance can be given as to the timing or outcome of this investigation. As of September 30, 2020, the probable outcome of this matter cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this matter.

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

Overview

We are a leading medical device company in the global spine surgery market, focused on developing minimally disruptive surgical products and procedurally integrated solutions for spine surgery. Our currently marketed product portfolio is focused on applications for spine fusion surgery, including ancillary products and services used to aid in surgical procedures. Our procedurally integrated solutions use innovative, technological advancements and a minimally disruptive surgical platform called Maximum Access Surgery, or MAS, to provide surgical efficiency, operative reliability, and procedural versatility.

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

Our MAS platform and its related offerings are designed to provide a unique and comprehensive solution for the safe and reproducible minimally disruptive surgical treatment of spine disorders by enabling surgeons to access the spine in a manner that affords both direct visualization and detection and avoidance of critical nerves along with intraoperative reconciliation. The fundamental difference between our MAS platform, which is sometimes referred to in the industry as “minimally invasive surgery” or “MIS”, is the ability to customize safe and reproducible access to the spine while allowing surgeons to continue to use instruments that are familiar to them and effective during surgery. Accordingly, the MAS platform does not force surgeons to reinvent or learn new approaches that add complexity and undermine safety, ease of use and/or efficacy. We have dedicated and continue to dedicate significant resources toward training spine surgeons around the world; both those who are new to our MAS and other product platforms, as well as ongoing education for MAS-trained surgeons attending advanced courses. An important ongoing objective of ours has been to maintain a leading position in access and nerve avoidance, as well as to pioneer and remain the ongoing leader in minimally invasive spine surgery. Our MAS platform, with the unique advantages provided by our neuromonitoring systems, enables innovative lateral procedures, including a procedure known as eXtreme Lateral Interbody Fusion, or XLIF, in which surgeons access the spine for a fusion procedure from the side of the patient’s body, rather than from the front or back. It has been demonstrated clinically that XLIF and other procedures facilitated by our MAS platform decrease trauma and blood loss, and lead to faster overall patient recovery times when compared to open spine surgery.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified.  Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments domestically and around the world have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced substantial reductions in procedural volumes this year and anticipate this trend may continue during the pandemic. Although we cannot predict the specific extent, duration, or scope of the impact that the COVID‑19 pandemic will have on our financial results, we have experienced, and may continue to experience, material declines in our net sales, cash flow, and/or profitability in one or more quarterly periods in 2020 compared to the corresponding prior-year periods and compared to our expectations at the beginning of the 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors.

Net Sales and Operations

The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IOM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IOM services is recognized in the period the service is performed for the amount of payment we expect to receive. We make available MAS surgical instrument sets, MaXcess and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell MAS surgical instrument sets, MaXcess devices, and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Selling or leasing of capital equipment does not make up a material portion of our total net sales.

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation since inception have been made in the United States. We sell our products in the United States through a sales force comprised primarily of independent sales agents and directly-employed sales representatives. Our sales force provides a delivery and consultative service to our surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the selling, general and administrative operating expense line item within our Unaudited Consolidated Statements of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales agents, as well as exclusive and non-exclusive independent third-party distributors.

Results of Operations

Net Sales

	September 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$220,933	$214,190	$6,743	3%
Surgical support	74,349	76,645	(2,296)	(3)%
Total net sales	$295,282	$290,835	$4,447	2%
Nine Months Ended
Net sales
Spinal hardware	$564,620	$623,962	$(59,342)	(10)%
Surgical support	194,155	233,754	(39,599)	(17)%
Total net sales	$758,775	$857,716	$(98,941)	(12)%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IOM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

The continued adoption of minimally invasive procedures for spine surgery has led to the expansion of our procedure volume. We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, the continued existence of physician-owned distributorships, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Further, the COVID-19 pandemic has led to a significant reduction in procedural volumes this year, and we cannot predict the specific extent, duration, or scope of the impact or rate of recovery from the pandemic.

Net sales from our spinal hardware product line offerings increased $6.7 million, or 3%, and decreased $59.3 million, or 10%, during the three and nine months September 30, 2020, respectively, compared to the same periods in 2019. Product volume in spinal hardware increased our net sales by approximately 4% during the three months ended September 30, 2020, compared to the same period in 2019. Product volume in spinal hardware decreased our net sales by approximately 9% during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% for both the three and nine months ended September 30, 2020, compared to the same periods in 2019. Foreign currency fluctuation had an insignificant impact on net sales from spinal hardware for the periods presented.

Net sales from our surgical support product line offerings decreased $2.3 million and $39.6 million, or 3% and 17%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Product and service volume in surgical support decreased our net sales by approximately 2% and 16% for the three and nine months ended September 30, 2020, respectively, primarily due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% for both the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Foreign currency fluctuation had an insignificant impact on net sales from surgical support for the periods presented.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Cost of sales	$84,633	$77,028	$7,605	10%
% of total net sales	29%	26%		3%
Nine Months Ended
Cost of sales	$237,003	$229,101	$7,902	3%
% of total net sales	31%	27%		4%

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

Cost of sales increased $7.6 million and $7.9 million, or 10% and 3%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. However, cost of sales as a percentage of net sales for the three and nine months ended September 30, 2020 increased by 3% and 4%, respectively. The increase in cost of sales for the three and nine months ended September 30, 2020 is primarily attributable to a proportional reduction in cost of sales associated with lower net sales due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Offsetting this reduction is an increase in the reserve for excess and obsolete inventory of $9.0 million and $33.1 million during the three and nine months ended September 30, 2020, respectively, which is primarily attributable to updates to our estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic.

Operating Expenses

	Three Months Ended
	September 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Selling, general and administrative	$146,260	$152,887	$(6,627)	(4)%
% of total net sales	50%	53%
Research and development	20,404	18,143	2,261	12%
% of total net sales	7%	6%
Amortization of intangible assets	13,826	12,596	1,230	10%
Business transition costs	3,107	(333)	3,440	(1,033)%

	Nine Months Ended
	September 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Selling, general and administrative	$402,935	$450,816	$(47,881)	(11)%
% of total net sales	53%	53%
Research and development	58,067	53,271	4,796	9%
% of total net sales	8%	6%
Amortization of intangible assets	39,150	38,498	652	2%
Purchase of in-process research and development	1,011	—	1,011	*
Business transition costs	2,541	5,146	(2,605)	(51)%

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

Selling, general and administrative expenses decreased by $6.6 million and $47.9 million, or 4% and 11%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease during the three and nine months ended September 30, 2020 is primarily due to impacts from the COVID-19 pandemic reducing compensation costs, including stock-based compensation subject to fair value adjustments for certain equity awards, as well as decreases in travel expenses, as compared to the same periods in 2019. Additionally, during the three months and nine months ended September 30, 2020, due to the impacts from the COVID-19 pandemic we implemented temporary actions to reduce expenses, including implementing compensation reductions for our Board of Directors and executive officers, and reducing discretionary spend across the organization.

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

Research and development expense increased by $2.3 million and $4.8 million, or 12% and 9%, during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in spending is primarily due to increased headcount and increased cost associated with further enhancement and functionality of our current and future product offerings, including capital equipment.

Purchase of In-Process Research and Development

During the nine months ended September 30, 2020, we expensed $1.0 million for a purchased in-process research and development asset which had no future alternative use.

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

During the three months ended September 30, 2020, we recorded $3.1 million of costs related to acquisition, integration and business transition activities, which included $1.2 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions. During the nine months ended September 30, 2020, we recorded $2.5 million of costs related to acquisition, integration and business transition activities, which included $(0.4) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

During the three months ended September 30, 2019, we recorded a reduction of costs of $(0.3) million related to acquisition, integration and business transition activities, which included $(0.5) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions. During the nine months ended September 30, 2019, we recorded $5.1 million of costs related to acquisition, integration and business transition activities, which included $1.4 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	September 30,
(in thousands, except %)	2020	2019	$ Change	% Change
Three Months Ended
Interest income	$271	$620	$(349)	(56)%
Interest expense	(21,123)	(9,654)	(11,469)	119%
Other income (expense), net	251	(5,696)	5,947	(104)%
Total interest and other expense, net	$(20,601)	$(14,730)	$(5,871)	40%
Nine Months Ended
Interest income	$1,306	$1,356	$(50)	(4)%
Interest expense	(49,164)	(28,817)	(20,347)	71%
Other expense, net	(18,819)	(6,053)	(12,766)	211%
Total interest and other expense, net	$(66,677)	$(33,514)	$(33,163)	99%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments, gains and losses from changes in the fair value of derivatives, our pro rata allocation of net income or loss from our equity method investments, and net foreign currency exchange gains and losses. Total interest and other expense, net increased by $5.9 million and $33.2 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase during the three months ended September 30, 2020 is primarily due to an increase in interest expense associated with the Senior Convertible Notes due 2025 issued in March 2020 and Senior Convertible Notes due 2023 issued in June 2020. The increase during the nine months ended September 30, 2020 is primarily due to a net loss of $12.3 million recognized for the change in fair value derivative assets and liabilities resulting from the Senior Convertible Notes due 2023 issued in June 2020, as well as an increase in interest expense associated with the Senior Convertible Notes due 2025 issued in March 2020 and Senior Convertible Notes due 2023 issued in June 2020.

Income Tax Expense (Benefit)

	September 30,
(in thousands, except %)	2020	2019
Three Months Ended
Income tax expense	$579	$4,774
Effective income tax rate	9%	30%
Nine Months Ended
Income tax (benefit) expense	$(9,764)	$12,012
Effective income tax rate	20%	25%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 9% for the three months ended September 30, 2020 compared with 30% for the three months ended September 30, 2019. The tax expense was lower during the three months ended September 30, 2020 primarily due to a decrease in uncertain tax reserves, offset by an increase in losses in jurisdictions where we receive no tax benefit, an increase in limitations on executive compensation deductions and a decrease in windfall tax benefits on share-based payments.

The provision for income tax expense as a percentage of pre-tax income from continuing operations was a benefit of 20% for the nine months ended September 30, 2020 compared with a tax expense of 25% for the nine months ended September 30, 2019. The tax benefit was lower during the nine months ended September 30, 2020 primarily due to a decrease in pre-tax earnings, an increase in losses in jurisdictions where we receive no tax benefit, an increase in limitations on executive compensation deductions and a decrease in windfall tax benefits on share-based payments, offset by a decrease in uncertain tax position reserves.

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

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation since inception have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of September 30, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $52.1 million and it is our intention to indefinitely reinvest all of current foreign earnings in order to partially support foreign working capital and to expand our existing operations outside the United States. As of September 30, 2020, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $49.3 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate, if any, for one or more of the matters described in our Unaudited Consolidated Financial Statements could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 13 of the Unaudited Consolidated Financial Statements.

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

On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. We anticipate the remaining milestones will become payable at varying times between 2021 and 2024, but are subject to change based on the achievement of those manufacturing and commercial milestones.

In the first quarter of 2020, the lease commenced with respect to the remaining build-out portion of our corporate headquarters in San Diego, California, which totals approximately $58.8 million in lease payments over a 15-year term.

Cash, cash equivalents and short-term investments were $982.1 million and $213.0 million at September 30, 2020 and December 31, 2019, respectively. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Given the impact the COVID-19 pandemic has had on demand for elective surgical procedures, we have taken temporary actions to reduce operating expenses and preserve liquidity such as reducing compensation for our directors and executive officers, limiting discretionary spend, and adjusting manufacturing capacity based upon demand. We may have varying needs for cash in connection with our Senior Convertible Notes due March 2021, and also as a result of certain acquisition-related obligations and milestone achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and run our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, for the remainder of 2020, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the COVID-19 crisis, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 crisis, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. Further discussion of the potential impacts from the COVID-19 pandemic is provided below under Part II, Item 1A – Risk Factors.

The increase in liquidity during the nine months ended September 30, 2020 of $769.1 million was mainly driven by cash inflows of $873.9 million related to the net issuance of our Senior Convertible Notes due 2023 and 2025, partially offset by $79.7 million in cash used for treasury stock purchases, $77.9 million in cash used for purchases of property and equipment, and $53.9 million net in cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with the Senior Convertible Notes due 2023 and 2025. At September 30, 2020, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $113.2 million for the nine months ended September 30, 2020, compared to $160.6 million for the same period in 2019. The $47.4 million decrease in cash provided by operating activities was primarily due to decreased operational cash flows in 2020 related primarily to lower net sales and cash receipts resulting from the COVID-19 pandemic, as well as an increase in payments for compensation related accruals and timing of spending.

Cash Flows from Investing Activities

Cash used in investing activities was $288.2 million for the nine months ended September 30, 2020, compared to $106.0 million used for the same period in 2019. The $182.2 million increase in cash used in investing activities was primarily due to $207.7 million in cash used for the purchase of marketable debt securities, offset by a decrease of $16.6 million in cash used for purchases of property and equipment, and a decrease of $8.9 million in cash used for acquisitions, strategic investments and intangible assets during the nine months ended September 30, 2020, as compared to the same period in 2019.

Cash Flows from Financing Activities

Cash provided by financing activities was $735.7 million for the nine months ended September 30, 2020, compared to $8.0 million used for the same period in 2019. The $743.7 million increase in cash provided by financing activities was primarily due to the net issuances of the Senior Convertible Notes due 2023 and 2025 of $873.9 million, offset by $53.9 million of net cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with the Senior Convertible Notes due 2023 and 2025, and an increase in treasury stock purchases of $66.3 million during the nine months ended September 30, 2020, compared to the same period in 2019.

Treasury stock purchases totaled $79.7 million during the nine months ended September 30, 2020, relating to our share repurchase program, equity award vestings and stock option exercises. In March 2020, in connection with the issuance of the 2025 Notes, we repurchased approximately 1,085,000 shares of our common stock for $75.0 million. We use net share settlement on stock issuances, which results in cash tax payments, as well as a decrease in the cash receipts from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by shareowners for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the shareowner tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually. Prior to September 14, 2020, the 2021 Notes provided for settlement in cash, stock, or a combination thereof, solely at our discretion. As of September 14, 2020, combination settlement was deemed to have been elected by us and the 2021 Notes will be settled by satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes is 16.7158 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders could have converted their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes fell below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders may convert their 2021 Notes at any time (regardless of the foregoing circumstances). The 2021 Notes can no longer be redeemed by us. We previously had the ability to redeem the 2021 Notes, at our option, in whole or in part beginning on March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock had been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. No principal payments are due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes do not contain any financial covenants and do not restrict us from paying dividends or issuing or repurchasing any of our other securities. As of September 15, 2020, holders may convert their 2021 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

1.00% Senior Convertible Notes due 2023

In June 2020, we issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.2 million. The 2023 Notes were initially required to be settled in cash as we did not have enough available shares and were unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, we held a Special Meeting of Stockholders and received stockholder approval to amend our Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of our common stock authorized for issuance, we currently have sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of September 30, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

In connection with the sale of the 2023 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2023 Hedge, and warrants, which we refer to as the 2023 Warrants. The 2023 Hedge was entered into with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions, which we refer to as the 2023 Counterparties, entitling us to purchase up to 5,345,010 shares of our own common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The cost of the 2023 Hedge was $69.5 million. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Hedge. Our assumed exercise of the 2023 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

In addition, we sold the 2023 Warrants to the 2023 Counterparties to acquire up to 5,345,010 common shares of our stock. The 2023 Warrants initially limited the amount of shares we were required to reserve for issuance under the 2023 Warrants to an aggregate of 3,093,500 shares of our common stock, subject to adjustment upon having a sufficient amount of authorized and unissued shares which are not reserved for other transactions. As a result of receiving stockholder approval to increase the number of shares of our common stock authorized for issuance on September 10, 2020, we have a sufficient amount of authorized and unissued shares in order to settle all exercises of the 2023 Warrants in shares of our common stock. The 2023 Warrants will expire on various dates from September 2023 through November 2023 and may be settled in net shares or cash, subject to certain conditions. It is our current intent and policy to settle all conversions in shares of our common stock. We received $46.8 million in cash proceeds from the sale of the 2023 Warrants. The 2023 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2023 Warrants, which is $104.84 per share.

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of September 30, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, we incurred issuance costs which will be amortized over the term of the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of September 30, 2020 and December 31, 2019.

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

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of September 30, 2020, we are in compliance with the 2020 Credit Agreement covenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2020, other than the aforementioned corporate headquarters operating lease commitment commencing in the first quarter 2020 and the issuances of the 2023 Notes and 2025 Notes, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2020. Based on such evaluation, our management has concluded that as of September 30, 2020, the Company’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 13 “Contingencies” of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have to varying degrees deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced substantial reductions in procedural volumes and anticipate this trend may continue during the pandemic. In addition, restrictions on our ability to travel as well as the temporary closures of our facilities and the facilities of our suppliers has adversely affected our business. Further, due to the travel restrictions and physical distancing requirements, we have been limited in our ability to train and educate surgeons on our surgical techniques and products. These restrictions have also impacted our manufacturing capabilities and distribution and warehousing operations as we reduce capacity and implement policies to prioritize the health and safety of our shareowner employees and contractors. The cumulative effect of these disruptions has had a significant impact on our business and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. We continue to believe that our overall business strategy and long-term future growth opportunities remain strong, and our priority is the health and well-being of our employee shareowners, customers, surgeons, and patients and the communities in which we operate. However, the global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the recent COVID-19 pandemic, or a similar health pandemic or epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

The COVID-19 crisis is straining healthcare systems worldwide, which will further impact our business, results of operations and liquidity.

Due to the COVID-19 pandemic, hospitals in the U.S. and globally have to varying degrees suspended and delayed elective surgeries in order to allocate and direct medical supplies and capacity to the COVID-19 response. Some hospitals have also limited access to their facilities or changed access protocols, which has made it difficult for us to support our surgeon customers. As a result, we have experienced a significant reduction in procedural volumes and anticipate this trend may continue during the pandemic. We expect that hospitals and other facilities may face significant disruptions in their business and incur financial losses as they decrease elective procedures and increase spending on supplies and infrastructure in order to expand system capacity related to COVID-19 treatment. Potential patients may also cancel elective procedures or fail to seek needed care at hospitals which are involved in treating patients with COVID-19 due to the highly infectious nature of the disease. Additionally, the impact of the COVID-19 pandemic on the global economy and the financial markets could lead to a sustained period of economic turmoil and increased unemployment which may affect the ability of patients to seek care and treatment due to reduced health insurance coverage or the inability to pay premiums, deductibles, and copayments under health insurance plans. If the financial condition of hospitals deteriorate it could cause us to experience slower or impaired collections on accounts receivable, reductions in sales of our products and services, and increased price competition all of which could adversely impact our business, results of operations and liquidity. As of September 30, 2020, we had $982.1 million in cash, cash equivalents and short-term investments and the ability to draw $550.0 million under our 2020 Facility. However, our ability to borrow under the 2020 Facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. If the business interruptions caused by COVID-19 persist for a substantial period of time, we may need to seek other sources of liquidity and there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

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

As of September 30, 2020, we had outstanding $650.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2021 (the “2021 Notes”), $450.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2023 (the “2023 Notes”) and $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). This significant amount of debt has important risks to us and our investors, including:

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

In February 2020, we entered into a Second Amended and Restated Credit Agreement (the “2020 Credit Agreement”) with respect to the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated net leverage ratios. All of our assets and the assets of our material domestic subsidiaries are pledged as collateral under the 2020 Facility (subject to customary exceptions) and each of our material domestic subsidiaries guarantee the 2020 Facility. The covenants set forth in the 2020 Credit Agreement impose limitations on, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund any person or business that is the subject of sanctions, and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the 2020 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2020 Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the 2020 Facility.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments may be expensive, and we may need to seek additional financing in the future to meet our capital needs. As of September 30, 2020, we had $982.1 million in cash, cash equivalents and short-term investments, and the ability to draw $550.0 million on our 2020 Facility. Additionally, as of September 30, 2020, we had outstanding $650.0 million aggregate principal amount of the 2021 Notes, which have a maturity date of March 15, 2021, $450.0 million aggregate principal amount of the 2023 Notes, which have a maturity date of June 1, 2023 and $450.0 million aggregate principal amount of the 2025 Notes, which have a maturity date of March 15, 2025. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023 (the “2023 Notes”). In connection with the sale of the 2023 Notes, the Company entered into separate privately negotiated warrant transactions (the “2023 Warrants”) with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions (the “2023 Counterparties”) pursuant to which the Company issued warrants to acquire up to 5,345,010 shares of the Company’s common stock at a price per share equal to $104.8410, subject to adjustments as set forth in the 2023 Warrants. The 2023 Warrants initially limited the amount of shares the Company was required to reserve for issuance under the 2023 Warrants to an aggregate of 3,093,500 shares of the Company’s common stock, subject to adjustment upon the Company having a sufficient amount of authorized and unissued shares which are not reserved for other transactions.

On October 26, 2020, the Company entered into amendment agreements with each of the 2023 Counterparties, amending the terms of each of (i) the base warrant confirmations dated May 27, 2020, and (ii) the additional warrant confirmations, dated June 2, 2020 between the Company and the 2023 Counterparties (together the “Amendment Agreements”), to increase the number of authorized shares of the Company’s common stock required to be reserved under the 2023 Warrants to an aggregate amount of 6,948,512 shares and to make other modifications related to such increase. The amendments to the 2023 Warrants were made in connection with the Company receiving stockholder approval to increase the number of shares of the Company’s common stock authorized for issuance on September 10, 2020, which resulted in the Company having a sufficient amount of authorized and unissued shares in order to settle all exercises of the 2023 Warrants in shares of the Company’s common stock. The Amendment Agreements provide for an increase in the number of authorized shares of the Company’s common stock required to be reserved under the 2023 Warrants and no adjustments were made in the number of warrants issued to the 2023 Counterparties.

The description of the Amendment Agreements does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreements attached as Exhibits 10.1 through 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2020)
3.4	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.5	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.6	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1	Amendment Agreement dated as of October 26, 2020, between Morgan Stanley & Co. International plc and the Company
10.2	Amendment Agreement dated as of October 26, 2020, between Royal Bank of Canada and the Company
10.3	Amendment Agreement dated as of October 26, 2020, between Bank of America, N.A. and the Company
10.4	Amendment Agreement dated as of October 26, 2020, between Barclays Bank PLC and the Company
10.5#	Employment Letter dated October 14, 2020 between the Company and Massimo Calafiore
10.6#	Employment Letter dated October 13, 2020 between the Company and Brent Boucher
10.7#	Employment Letter Agreement dated October 13, 2020 between the Company and Matt Link
10.8#	General Consulting and Services Agreement dated October 13, 2020 between the Company and Matt Link
10.9#	Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement dated October 13, 2020 between the Company and Matt Link
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date: October 29, 2020	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: October 29, 2020	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer