Form 10-K
period 2020-12-31
NUVASIVE INC
filed 2021-02-25
CIK 1142596

fv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.8 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), based upon the closing sale price for the registrant’s common stock on that day as reported by the Nasdaq Global Select Market. Shares of common stock held by each officer and director on June 30, 2020 have been excluded in that such persons may be deemed to be affiliates.

As of February 23, 2021, there were 51,379,052 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission not- later than 120 days after December 31, 2020.

NuVasive, Inc.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2020

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

•	the value proposition of our products and procedural solutions;
•	our intentions, beliefs and expectations regarding our net sales, expenses, operations and future financial performance;
•	our operating results;
•	our plans for future product development and enhancements of existing products;
•	anticipated growth and trends in our business;
•	third-party reimbursement policies and practices;
•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•	our belief that our cash, cash equivalents and investments will be sufficient to satisfy our anticipated obligations;
•	the impact of global economic conditions and public health crises and epidemics, such as the COVID-19 pandemic, on our business;
•	our expectations regarding our customers and the adoption of our products and procedures;
•	our beliefs and expectations regarding our market penetration and expansion efforts;
•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;
•	our anticipated trends, product pricing pressure, competitive tactics and other challenges in the markets in which we operate; and
•	our expectations and beliefs regarding and the impact of policy changes, investigations, claims and litigation.

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Annual Report and the documents incorporated by reference to this Annual Report. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A under the heading “Risk Factors”, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference to this Annual Report. Readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any forward-looking statements to reflect new information, future events or circumstances or otherwise, except as required by law. This Annual Report and the documents incorporated by reference to this Annual Report also contain estimates, projections and other information concerning our industry, our business, and the markets for certain medical conditions and procedures. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

This Annual Report and the documents incorporated by reference into this Annual Report refer to trademarks, such as Absolute Responsiveness®, Advanced Materials Science™, Acuity®, Affix®, Armada®, AttraX®, Back Pact®, Bendini®, Better Back Alliance®, Better Insight. Better Decisions. Better Medicine®, Brigade®, C360™, CerPass®, COALESCE®, COHERE®, CoRoent®, Creative Spine Technology®, DBR®, Embody™, Embrace™, ExtenSure®, Formagraft®, Gradient Plus®, Halo®, iGA®, ILIF®, InStim™, Lessray®, Leverage®, MAGEC®, MAGEC-EOS™, MAS®, Maxcess®, Modulus®, NeoDisc™, Nerve Avoidance Leader™, NuvaLine®, NuvaMap® O.R., NuvaPlanning™, NuVasive®, NVM5®, Osteocel®, Precept®, Precice®, PROPEL®, Pulse®, Radian®, Reline®, Speed of Innovation®, SpheRx®, Surgical Intelligence™, The Better Way Back®, Traverse®, Triad®, VuePoint®, X360™, X-Core®, and XLIF®, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. This Annual Report also includes trademarks owned by other parties, and all other such trademarks mentioned in this Annual Report are the property of their respective owners.

Item 1.Business

Overview

We are a global medical technology company focused on developing, manufacturing, selling and providing procedural solutions for spine surgery, with a guiding purpose to transform surgery, advance care and change lives. We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures. For the year ended December 31, 2020, we generated net sales of $1.05 billion, including sales in more than 50 countries.

Since our incorporation in 1997, we have grown from a small developer of specialty spinal implants into a leading medical technology company delivering procedurally integrated solutions for spine surgery. A key driver of our growth has been our focus on innovative products and technologies that drive reproducible outcomes for patients, surgeons and providers. In 2003, we introduced the eXtreme Lateral Interbody Fusion procedure, or XLIF, a lateral access spine surgery technique that is less-invasive than traditional, open surgical procedures and clinically proven to enable better patient outcomes. Building off the success of XLIF, we have continued to develop innovative, less-invasive techniques and technologies for spine surgery, and we have broadened our portfolio of solutions for traditional, open surgical procedures. Our comprehensive portfolio of solutions can be utilized in procedures for the cervical, thoracic and lumbar spine, supporting surgical approaches from the anterior, including lateral, and posterior. Our solutions are used to treat degenerative conditions and for complex spinal surgery, including adult and pediatric deformities, as well as trauma and tumors.

Underlying our procedurally integrated solutions for spine surgery are innovative technologies designed to enable better clinical, financial, and operational outcomes, including:

•

our differentiated surgical access instruments, including our Maxcess integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;

•	our neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and our intraoperative neuromonitoring, or IONM, services and support;
•

our Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone, or PEEK;

•

our comprehensive Reline fixation system, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures; and

•

our Integrated Global Alignment platform, or iGA, which is comprised of procedurally-based technologies that help increase the predictability of achieving global alignment in spinal procedures, including our Bendini spinal rod bending system that expedites manual rod manipulation for spinal fixation.

We have also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. Our capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future. Selling and leasing of capital equipment do not make up a material portion of our total net sales.

In addition to our procedurally integrated solutions for spine surgery, we also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our Precice limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as other products for treating specialized orthopedic procedures.

We intend to continue development on a wide variety of innovation projects to advance our leadership position in less-invasive spine surgery, increase our product offerings and solutions for traditional spine surgery procedures, and further our enabling technologies portfolio. We expect to continue to invest in the Pulse platform to support a full global launch of the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics. In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for surgical automation.

Our corporate headquarters is located in San Diego, California and offers a state-of-the-art cadaver operating theatre and research and development labs designed to accommodate the training of spine surgeons through our Clinical Professional Development education programs. Our location in Amsterdam, the Netherlands, serves as our international headquarters. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee, which due to its proximity to overnight third-party transporters, helps facilitate rapid delivery of our products and surgical instruments for surgeries. Additionally, our primary self-manufacturing facility, which produces spinal implants and fixation products, is located in West Carrollton, Ohio.

COVID-19 Impact on our Business

The COVID-19 pandemic materially impacted our business and results of operations in fiscal year 2020. Many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced reductions in procedural volumes during 2020 and anticipate this trend may continue. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. We continued to train and educate surgeons on our products and less-invasive surgical techniques, while our Clinical Professional Development team developed virtual labs and created a Virtual Spine Conference series to enhance remote surgeon education and provide clinical insights. During 2020, we continued to focus on developing innovative solutions and enabling technologies to drive increased adoption of less-invasive surgery and improve clinical, financial and operational outcomes in furtherance of our strategy.

Our Strategy

We continue to pursue the following strategies in order to improve our competitive position and grow our business:

•

Advance our Position in Less-Invasive Spine Surgery. We believe that surgeons, providers and patients will continue to recognize the benefits of less-invasive surgical techniques and our procedurally integrated solutions will promote better clinical, financial, and operational outcomes. It has been demonstrated clinically that XLIF and other procedures facilitated by our procedurally integrated solutions decrease trauma and blood loss, and lead to faster overall patient recovery times compared to traditional, open spine surgery procedures. We believe our solutions have the potential to dramatically improve the clinical results of spine surgery and drive better reproducibility through enabling technologies. Because of this belief, we dedicate significant resources to researching clinical outcomes data as well as educating surgeons, providers and patients on the benefits of our products, and we intend to continue to capitalize on the growing demand for less-invasive surgical procedures.

•

Continue to Develop Innovative Solutions and Broaden our Portfolio of Offerings. One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery solutions to fulfill unmet clinical needs while improving clinical, financial, and operational outcomes. In the past several years, we have introduced a continual flow of new products and product enhancements, including a broader portfolio of offerings for traditional, open spine surgery procedures. With our comprehensive portfolio of product and service offerings, we can offer our customers procedural solutions for the cervical, thoracic and lumbar spine, and for various surgical approaches that distinguishes us from traditional spine implant companies. As part of this strategy, we must continue to vigorously protect and defend the intellectual property related to our innovative products.

•

Strengthen Proceduralization Supported by Enabling Technologies and Surgeon Education. We intend to continue to build upon our procedural solutions with new and enhanced enabling technology offerings. We believe through continued innovation and a focus on providing comprehensive procedural solutions for our customers, we will simultaneously increase our market share and improve patient care. The opportunity to procedurally integrate enabling technologies such as neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging, navigation and other smart tools into new and existing procedural solutions is key to our long-term strategy and represents a significant opportunity for the growth of our business. In 2019, we launched the X360 system, a comprehensive approach to lateral single-position surgery that leverages advanced techniques and technologies to deliver patient specific-care while enhancing operating room workflow and efficiency. In 2020, we launched the C360 system, a comprehensive portfolio to support anterior and posterior cervical spine surgery. These and other launches of procedural systems and enhancements to existing solutions which integrate enabling technologies expand the ability of surgeons to use our products in a variety of surgical approaches and procedures for the spine. We believe that our surgeon education and training program is a strategic differentiator for us, and our Clinical Professional Development team has developed comprehensive in-person training labs and virtual content to demonstrate the benefits of our innovative products and procedures. Education and training of surgeons will continue to be a focus as we advance our less-invasive solutions and launch new technologies like Lessray and the Pulse platform.

•

Expand the Reach of Our Sales Force and Drive Growth Globally. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our sales force both in the United States and internationally. In the United States, we have a sales force consisting of a mix of directly employed and independent sales representatives who are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly employed and independent sales representatives and distributors. We expect to increase the number of sales representatives in the United States to expand into new geographic territories and to deepen our penetration in existing territories. Internationally, we intend to make investments in infrastructure in order to better support existing markets and to drive expansion into new markets.

•

Selectively License or Acquire Complementary Products and Technologies. In addition to building our company through internal product development and global expansion efforts, we intend to selectively license or acquire complementary products and technologies and enter into strategic relationships intended to keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in international markets. With the 2016 acquisition of Ellipse Technologies, we offer innovative products based on the MAGEC technology platform. With this acquisition, we accelerated our entry into the pediatric and idiopathic spine deformity segment and expanded our international presence. With the 2016 acquisition of the Lessray software technology suite, we are able to help surgeons and hospital staff manage radiation exposure, without compromising intraoperative images or visual accuracy. With the acquisition of Vertera Spine in 2017, we offer porous interbody technology across both PEEK and titanium materials, thereby addressing the spectrum of surgeons’ needs and preferences for spinal implants. In 2018, we entered into a Spine Precision Partnership with Siemens Healthineers to advance operating room workflow efficiency and provide increased precision in the delivery of minimally-disruptive spine surgery technologies through the integration of our Pulse platform with Siemens Healthineers’ mobile 3D C-arm, Cios Spin. By acquiring complementary products, entering into strategic relationships, and executing on domestic and international footprint expansion opportunities, we believe we can leverage our expertise of bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.

•

Provide Intraoperative Neuromonitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IONM. We believe our proprietary neuromonitoring platform is a differentiator in the market and is unique in its ability to provide information about the directionality and proximity of nerves. Through our NuVasive Clinical Services subsidiary, we have expanded the scale of our IONM services business and solidified our position as one of the largest providers of outsourced IONM services and are driving increased utilization of our neuromonitoring platform. We intend to continue to expand the utility of such platforms and advance our IONM product and services offerings to further our value to our customers and increase adoption and usage.

Industry Background and Market

The spine is the core of the human skeleton and provides a crucial balance between structural support and flexibility. It consists of 33 separate bones called vertebrae that are connected together by connective tissue (defined as bone, muscle, or ligament) to form a column and to permit a normal range of motion. The spinal cord, the body’s central nerve system, is enclosed within the spinal column. Vertebrae are paired into what are called motion segments that move by means of three joints: two facet joints and one spine disc. The four major categories of spine disorders are degenerative conditions, deformities, trauma and tumors. The largest market and the focus of our business historically are degenerative conditions of the facet joints and the intervertebral disc space. These two conditions can result in instability and pressure on the nerve roots as they exit the spinal column, causing back or neck pain or radiating pain in the arms or legs.

The prescribed treatment for back or neck pain depends on the severity and duration of the disorder. Initially, physicians will prescribe non-operative, conservative procedures including bed rest, medication, lifestyle modification, exercise, physical therapy, chiropractic care and steroid injections. In many cases, non-operative treatment options are effective; however, some patients eventually require spine fusion surgery. The vast majority of spine fusion surgeries are performed using traditional open surgical techniques from either the anterior or posterior of the patient. These traditional open surgical approaches generally require a large incision in the patient’s abdomen or back in order to enable the surgeon to access and see the spine and surrounding area. These open procedures are invasive, lengthy and complex, and typically result in significant blood loss, extensive tissue damage and lengthy patient hospitalization and rehabilitation.

We believe the market for procedurally integrated spine surgery solutions will continue to grow over the long term, and we also believe our market share will increase, because of the following market dynamics:

•

Demand for Surgical Alternatives with Less Tissue Disruption. As has been demonstrated in other surgical markets, we anticipate the broader acceptance of less-invasive surgical treatments with reduced tissue disruption and patient trauma will result in increased demand.

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

Surgical Alternatives with Less Tissue Disruption

The benefits of less-invasive surgical procedures in other areas of orthopedics have significantly contributed to the strong and growing demand for surgical alternatives with less tissue disruption of the spine. Surgeons and hospitals seek spine procedures that result in fewer operative and postoperative complications and decreased patient hospitalization periods. Patients seek procedures that reduce trauma, allow for faster recovery times and result in more favorable and predictable clinical outcomes. Despite patient and doctor demands, the rate of adoption of alternative surgical procedures with less tissue disruption has been relatively slow with respect to the spine. Currently, the majority of spine surgery patients are treated with traditional open and invasive techniques.

A principal factor contributing to spine surgeons’ slow adoption of traditional “minimally invasive” spine procedure alternatives has been inconsistent outcomes driven by the limited or lack of direct access to and visibility of the surgical anatomy, and the associated complex instruments that have been required to perform these procedures. Most traditional minimally invasive spine surgery systems do not allow the surgeon to directly view the spine and the relevant pathology point and, as such, provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional minimally invasive spine surgery systems use complex or highly customized surgical instruments that require special training and the completion of a large number of trial cases before the surgeon becomes proficient using the system, which is an impediment and/or deterrent to their adoption.

Our Commercial Products

Our procedurally integrated spine surgery solutions are designed to allow surgeons to perform a wide range of less-invasive surgical procedures with less tissue disruption of the spine, in all regions of the spine and from various surgical approaches, while overcoming the shortcomings of traditional minimally invasive spine surgical techniques. Our solutions are designed to treat a wide range of spinal pathologies while accommodating a surgeon’s preferred surgical technique. We believe our solutions can improve clinical, financial, and operational outcomes of spine surgery and should continue to drive an expanded number of minimally disruptive procedures performed, lead the market away from open surgery, and make less-invasive techniques the standard of care in spine fusion and non-fusion surgery.

Our products and technology facilitate less-invasive applications of the following spine surgery procedures, among others:

•	Decompression, which is removal of a portion of bone or disc from over or under the nerve root to relieve impingement of the nerve;
•	Lumbar and thoracic fusion procedures in which the surgeon approaches the spine through the patient’s back (posterior), side (lateral) or abdomen (anterior);
•	Cervical fusion procedures for either the posterior occipito-cervico-thoracic region or the anterior cervical region; and
•	Complex cases involving adult and pediatric spinal deformity, trauma and tumor patients.

We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures.

Surgical Access Instruments

We have differentiated surgical access instruments that surgeons use to access the surgical site, including our Maxcess integrated split-blade retractor system, designed to minimize soft tissue disruption during spine surgery. Our Maxcess retractors have a split-blade design consisting of three blades that can be positioned to customize the surgical exposure in the shape and size specific to the surgical requirements rather than the more traditional fixed tube or two-blade designs of traditional minimally invasive spine surgical systems. This split-blade design also provides customizable access to the spine, which allows surgeons to perform surgical procedures using instruments that are similar to those used in open procedures but with a smaller incision and less tissue disruption. The ability to use familiar instruments reduces the learning curve for our procedures and facilitates the adoption of our products. Our system’s illumination of the operative corridor aids in providing surgeons with better direct visualization of the patient’s anatomy, without the need for additional technology or other special equipment such as endoscopes. Over the years, we have made improvements to our Maxcess systems, including incorporating enabling technologies and improving the blade systems. Our Maxcess products are used in the cervical spine for posterior application and anterior retraction, the lumbar spine for decompressions, transforaminal lumbar interbody fusions, or TLIFs, posterior lumbar interbody fusions, or PLIFs, the thoracolumbar spine for XLIFs, and the thoracic region for tumors and trauma, as well as in adult degenerative scoliosis procedures. Additionally, the Maxcess system is integrated into our X360 procedure which allows surgeons to conduct lateral single-position spine surgery without repositioning the patient, which enhances operating room workflow and efficiency and can reduce time under anesthesia and lower intraoperative risks for the patient.

Implants and Fixation Systems

We have many specialized implants and fixation products designed to be used as part of our procedurally integrated solutions. Our portfolio of spinal implants used for intervertebral disc height restoration include implants made from allograft, titanium, and PEEK. These spinal implants come in a variety of shapes, sizes, and lordosis options to accommodate specific approach, pathology, alignment restoration, and anatomical requirements of the patient and the particular fusion procedure. Our Advanced Materials Science portfolio of implants, designed to improve spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, includes our Modulus porous titanium implants and Cohere and Coalesce porous PEEK implants. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Following our acquisition of Simplify Medical Pty Limited, or Simplify Medical, in February 2021, we also offer cervical artificial disc technology for cervical total disc replacement procedures. Our fixation products, including pedicle screws, rods and plates, have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our procedures to provide stabilization of the spine. Our fixation offerings include our VuePoint, Armada, Precept and Reline posterior fixation portfolios. The Reline portfolio consists of innovative posterior fixation technology designed to preserve and restore spinal alignment, while addressing a wide range of spinal pathologies. Our Reline portfolio can be used in both traditional open procedures and less-invasive surgical procedures and includes fixation products for cervical, thoracic and lumbar spine, as well as Reline Trauma and Reline Small Stature for complex spinal surgery.

Biologics

We offer a variety of biologics that are used to aid in the spinal fusion or bone healing process. The global biologics market in spine surgery consists of autograft (autologous human tissue), allograft (donated human tissue), and a varied offering of synthetic products and growth factors. Our allograft biologics product offerings include Osteocel Plus and Pro, a cellular bone matrix designed to mimic the biologic profile of autograft including mesenchymal stem cells and osteoprogenitor cells to aid in spinal fusion, and Propel DBM (highly moldable demineralized bone matrix putty and gel). Our synthetic biologics product offerings include Formagraft (collagen-based synthetic bone substitute) and AttraX (synthetic bone graft material delivered in putty and other forms).

Intraoperative Neuromonitoring Systems

Our intraoperative neuromonitoring systems utilize proprietary software hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Our systems function by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. Through our neuromonitoring platforms, we give surgeons the option to connect their instruments to a computer system that provides discrete, real-time, surgeon directed and surgeon controlled feedback about the directionality and relative proximity of nerves during surgery. We believe our proprietary neuromonitoring platforms are a differentiator in the market and are unique in their ability to provide information about the directionality and proximity of nerves. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. Surgeons can connect certain instruments to our neuromonitoring systems, thus creating an interactive set of instruments that better enable the safe navigation through the body’s nerve anatomy during surgery. The connection is accomplished using a clip that is attached to the instrument, effectively providing the benefits of our neuromonitoring systems through an instrument already familiar to the surgeon. Our proprietary software and easy to use graphical user interfaces allow the surgeon to make critical decisions in real time to help enable safer, faster, and more reproducible procedures to achieve improved patient outcomes.

Intraoperative Neuromonitoring Services

Through our NuVasive Clinical Services subsidiary, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IONM. Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the internet. Through this service, data can be analyzed in real-time by healthcare professionals for additional interpretation of intraoperative information and oversight, which we believe further improves the safety and reproducibility of the vast array of spine surgery procedures.

Integrated Global Alignment

Current and emerging data illustrates a direct correlation between proper spinal alignment and long-term clinical outcomes. To assist with surgical procedures, we offer a platform called Integrated Global Alignment, or iGA, which offers a global approach for assessing, preserving, and restoring spinal alignment in an effort to promote surgical effectiveness and efficiencies, lasting patient outcomes, and improved quality of life. We offer iGA for thoracolumbar and cervical procedures, which allows surgeons to use procedurally-based technologies to preoperatively calculate and evaluate alignment parameters and implant integration by accurately modeling surgery to create a reliable plan with clear results, and then conduct a real-time intraoperative assessment in order to correct the anterior and posterior column alignment in line with the surgical plan. Following a procedure, surgeons can use our iGA solutions to confirm the success of the procedure and effect on alignment by reviewing surgical results and easily comparing those results to the surgical plan. In addition to our software solutions, we also offer specific products that are designed to restore alignment, including our Bendini spinal rod bending system which is designed to provide rapid intraoperative alignment assessment and rod customization.

Imaging Technology

Our Lessray system is an image enhancement platform designed to help surgeons and hospital staff manage radiation exposure associated with x-ray and other imaging technology, without compromising intraoperative images or visual accuracy. This is achieved through digital imaging processing technology that generates high-resolution images of the surgical field from low-resolution fluoroscopy (or x-ray) images. We currently offer Lessray as a standalone product and the Lessray technology will also be incorporated into our Pulse platform.

Integrated Surgical Automation Platform

The Pulse platform is our integrated technology platform designed to comprehensively address the unique clinical and operational challenges of spine surgery. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, iGA surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future. We expect to continue to invest in the Pulse platform to support a full commercial launch of the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics.

MAGEC Spinal Bracing and Distraction System

Our MAGEC system is designed to overcome the limitations of conventional adjustable rod treatments for early onset scoliosis, or EOS, and reduce the number of surgical procedures required throughout childhood. EOS refers to severely deformed curvatures of the spine diagnosed before the age of ten. EOS is a challenging health issue and can lead to more severe progressive deformities. Surgical treatments for EOS include the use of surgically adjustable expandable rods to control the spine deformity while still allowing the spine to grow until a child reaches an appropriate size or age for a more permanent solution, such as spinal fusion. Surgeries to adjust traditional growing rods are typically performed every six to nine months and are associated with scarring, elevated infection rates, postoperative pain, and impaired mobility as the child heals from surgery. Additionally, these surgeries involve repetitive exposure to general anesthesia, which can delay development and impair long-term cognitive function. Once our magnetically adjustable MAGEC growing rods are surgically implanted in a patient, they can be adjusted non-invasively using an external remote controller. The ability to adjust growing rods without surgical intervention means that EOS patients can be treated with fewer planned surgeries. Our non-invasive adjustment technology enables physicians to perform more frequent adjustments in a non-surgical outpatient setting, thereby improving deformity correction and allowing for optimal spinal growth.

Specialized Orthopedics

Through our NuVasive Specialized Orthopedics subsidiary, we develop and manufacture magnetically adjustable orthopedics products using the MAGEC technology. The Precice system is our primary specialized orthopedics product offering and is designed to treat and correct limb length discrepancies, or LLDs, caused by congenital deformity or injury resulting in one leg being shorter than the other. Large LLDs often require complex treatments including limb lengthening surgery to create equal limb length. The traditional limb lengthening surgical procedure includes the creation of a gap in the bone, or osteotomy, the attachment of wires or pins to the fractured bones, and the passing of the wires or pins through the skin to an external fixator, a scaffold-like frame that surrounds the limb. The external fixator distracts the bone when the patient or a family member manually turns the knobs on the fixator. These adjustments must be performed several times each day such that the bone is lengthened approximately one millimeter per day. Adjustments of the external fixator are very painful and associated with soft tissue disruption, disturbance of the wound healing process of the skin and soft tissue and high rates of pin site infection. In addition, traditional external fixation can result in significant psychosocial comorbidities that reduce quality of life for patients undergoing treatment, including anxiety, social disengagement, sleep disorders, depression and addiction to pain medication. The Precice system uses a specialized intramedullary nail that, once surgically implanted, is lengthened using the MAGEC technology, which enables non-invasive and painless adjustments using a pre-programmed external remote controller. As a result, Precice enables physicians to customize therapy to the needs of the patient over time without the need for surgical re-intervention and provides improved quality of life and satisfaction for patients in need of surgical limb lengthening.

Research and Development

Our research and development efforts are primarily focused on developing new technology platforms and further enhancing our existing products to improve and further integrate procedural solutions to address unmet clinical needs while improving clinical, economic, and operational outcomes. Our research and development group has extensive experience in developing products to treat spine pathologies. This group continues to work closely with clinical advisors and spine surgeons to design products and procedural solutions designed to improve patient outcomes, simplify techniques, and reduce patient trauma including subsequent hospitalization and rehabilitation times; and as a result reduce overall costs to patients and the healthcare system.

International

As the spine market shifts towards less-invasive surgery and international access to healthcare increases, it should provide us with an opportunity for accelerated growth outside the United States. Because our procedurally integrated solutions and technologies treat similar pathologies around the world, we are focused on expanding our operations in select developed and emerging international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in our global infrastructure to adapt alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our surgical techniques, instruments, products and technologies to our international customers. We intend to continue to make targeted investments in select international markets in order to increase our commercial reach outside of the United States. Our international net sales, which exclude Puerto Rico, were $228.8 million or 22% of total net sales for the year ended December 31, 2020.

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

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our procedurally integrated solutions. Our surgeon education and training program is led by our Clinical Professional Development team, and integrates surgical training with professional development and enables us to introduce surgeons to our less-invasive approaches to spine surgery. At our corporate headquarters in San Diego, California, we maintain our West Coast Experience Center, including a state-of-the-art cadaver operating theatre and research and development labs to help educate and train surgeons. In February 2021, we announced plans to expand our Clinical Professional Development program with a new East Coast Experience Center in Englewood, New Jersey, scheduled to open later in 2021, where we will host competency-based courses and cadaveric trainings on our procedurally integrated solutions and showcase our Pulse platform in a dedicated demonstration lab. Additionally, we offer educational and training courses globally through in-person formats and via virtual content, including through virtual conferences, video and social channels, to demonstrate the benefits of our innovative products and procedures.

Manufacturing and Supply

A substantial portion of our implant products are self-manufactured in our facility in West Carrollton, Ohio. We also maintain a network of third-party suppliers for certain implant and instrument products. Our outsourcing strategy is targeted at companies that meet U.S. Food and Drug Administration, or FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded.

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

In certain cases, we will sell either surgical instruments, implant sets or both to our customers. While this does not constitute a material component of our business, as customer penetration and volume increases, these sales of sets allow our customers to increase the amount of surgical volume performed locally. Additionally, we offer flexibility to customers for our capital equipment by offering capital sales and leasing arrangements. We do not have a long history of selling, leasing or servicing capital equipment, and we have recently invested and intend to continue to invest in building resources and expertise in this area. Selling and leasing of capital equipment do not make up a material portion of our total net sales.

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

Patents

As of December 31, 2020, we had over 1,350 issued and pending patents world-wide, including over 650 U.S. issued patents. Our issued and pending patents cover, among other things:

•	Surgical access instrumentation and methodology, relating to our XLIF and X360 procedures and aspects thereof, as well as technologies and methods related to our C360 portfolio;
•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•	Spinal implants and related instrumentation and targeting systems;
•	Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX;
•	Magnetic technology for non-invasive distraction of an implanted device, including the MAGEC technology platform;
•	Digital imaging processing technology that generates high resolution images of the surgical field from low resolution scans, including the Lessray technology platform;
•	Porous PEEK technology, included in our Cohere and Coalesce spinal implants; and
•	Surgical navigation and robotics technology.

Our issued patents began to expire in 2018. We do not believe that the expiration of any single patent is likely to significantly affect our intellectual property position.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions, can be expensive, and its outcome is uncertain. Our success will depend in part on our not infringing patents issued to others, including our competitors and potential competitors. As the number of entrants into our market increases, the possibility of future patent infringement claims against us grows. While we make extensive efforts to ensure that our products do not infringe other parties’ patents and proprietary rights, our products and methods may be covered by patents held by our competitors. There are numerous risks associated with our intellectual property. For a complete discussion of these risks, please see the “Risk Factors” section of this Annual Report.

Trademarks

As of December 31, 2020, we had over 320 trademark registrations in both domestic and foreign regions.

Competition

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. Our significant competitors are Medtronic Sofamor Danek, or Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and Zimmer Biomet Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International N.V., Alphatec Spine, SeaSpine Holdings Corporation, and others. With respect to our neuromonitoring systems, we primarily compete with Medtronic and Cadwell Industries. Our IONM services business competes with SpecialtyCare and numerous smaller and regional neuromonitoring companies as well as insourced neuromonitoring functions operated by hospitals.

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

Health Insurance Portability and Accountability Act

Under the Health Insurance Portability and Accountability Act of 1996, as was amended in 2005 and in 2009, or HIPAA, a Covered Entity is required to adhere to certain requirements regarding the use, disclosure and security of protected health information, or PHI. In the past, HIPAA has generally affected us indirectly, as NuVasive is generally neither a Covered Entity nor a Business Associate, as further defined under HIPAA, to Covered Entities, except that our provision of IONM services through various subsidiaries may create a Business Associate relationship; additionally, we treat our Puerto Rico subsidiary as a Covered Entity. Regardless of Covered Entity status under HIPAA, in those cases where patient data is received, NuVasive is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services, or HHS, can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all required HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, or the UK, the UK formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021, until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework, including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the European Union, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Further, pursuant to guidance issued by the UK Government, the Medicines and Healthcare products Regulatory Agency (MHRA) became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark referred to as “UKCA” (UK Conformity Assessed) has also been introduced and will replace the CE conformity mark. UK Approved Bodies designated by the MHRA will conduct conformity assessments against applicable requirements of the UKCA mark. Obtaining the UKCA conformity mark will be optional beginning in January 2021 and will become mandatory in July 2023. Although CE conformity marketing and certificates issued by Notified Bodies will continue to be recognized in the UK through June 2023, all medical devices must be registered with the MHRA as of January 1, 2021. Additionally, for manufacturers based outside of the UK, a single UK Responsible Person with a place of business in the UK must be established. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.

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

Third-Party Reimbursement

Broadly speaking, payer pushback on spine surgery and IONM services in the United States has increased in the recent past, and we believe this has had an overall dampening effect on spine procedure volumes and prices.

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

Human Capital Resources

Workforce Composition

As of December 31, 2020, we had approximately 2,700 employees worldwide. Approximately 2,200 employees were located within the U.S. and 500 employees were located outside of the U.S., primarily throughout Europe and Asia. None of our employees are represented by a labor union. Employees of our wholly-owned subsidiary, NuVasive Netherlands B.V., based in the Netherlands, are covered by a Works Council. In addition to our employees, we partner with independent sales representatives and independent distributors who sell our products in the United States and internationally.

In the United States, our sales force consists of directly employed sales representatives and independent sales representatives who are responsible for particular geographic regions of the country. Outside of the United States, our sales force consists of directly employed sales representatives, independent sales representatives and independent territory-based distributors. We operate in a highly competitive industry and it is essential that we attract and retain qualified personnel through competitive compensation and benefits and a rewarding work environment in order to achieve our strategic business objectives. In particular, competition for sales talent in the spine industry is significant. Our sales force provides a delivery and consultative service to our surgeon and hospital customers, and our sales representatives often develop long-lasting relationships with the customers they serve. Accordingly, recruiting sales representatives with appropriate expertise, retaining our talent, and incentivizing our sales force is important to our success. We also believe we attract and retain sales talent based on the breadth of our spine product and service offerings, our enabling technologies, our commitment to investing in research and development and our new product innovation pipeline, as well our world-class surgeon training and education program, all of which we believe makes NuVasive a destination of choice for top sales talent.

Compensation and Benefits

We offer competitive benefit packages, supporting our employees as they help to transform spine surgery. This includes encouraging a culture of health by providing cost-effective wellness programs to best serve our employees and their family members. Our comprehensive benefits package may include competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, an Employee Stock Purchase Plan, paid time off and sick leave, flexible work schedules, remote working opportunities, and a wellness program.

Talent Development

We believe that success comes from investing in our people and ensuring our work force is aligned with our mission and values. To achieve this goal, we devote time and resources to ensure that throughout our organization, employees are familiar with our business, industry and product offerings. Training is offered to new employees which teaches the anatomy and pathologies of the spine and our surgical procedures, and our sales representatives receive additional comprehensive training on our various product offerings. In addition, a key driver of the Company’s future growth is our ability to develop leaders. We are committed to identifying and developing talent to help those employees accelerate their growth and achieve their career goals.

Employee Communication and Engagement

We value open and direct communication with our employees about their experiences. We use a variety of channels to obtain employee feedback, including employee surveys, open forums with leadership, and employee resource groups. Our annual employee survey provides us with actionable data for the overall Company and each department and also provides managers with upward feedback on how they are progressing against expectations. Each year, the input received through these mechanisms is used to help evolve our working environment and strengthen our culture.

Diversity and Inclusion

We recognize the value associated with fostering a work environment that is culturally diverse and inclusive. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued. We have dedicated personnel focused on our diversity and inclusion vision and have established employee resource groups, which aim to highlight the value of diversity, inclusion and engagement, while providing professional development opportunities for employees of all genders, experience levels, and locations. As we seek to create a more diverse and inclusive workforce, we have begun to monitor voluntarily disclosed diversity data to review hiring, promotion and attrition overall at the company and at the department level. We also review performance data and promotion and compensation information to ensure fair and objective decision-making.

Community

Our employees and sales representatives have a long history of providing support and care to our communities, donating time, resources and funds to local causes. Since 2009, we have leveraged our expertise in spine care to give back to local and global communities through the NuVasive Spine Foundation (“NSF”). NSF supports life-changing spine surgery for individuals around the world with limited access to high quality medical treatment by working with surgeons to advance the quality of spine care in disadvantaged communities. In addition, through our grants program, we support medical research and education, charitable and philanthropic endeavors. We believe in giving back, and we also believe it is important to operate our Company in a socially responsible manner.

Health, Safety, and Wellness

We are committed to the protection of our employees, customers, communities and the environment. Our operations require the use of hazardous materials that subject us to various federal, state, and local environmental and safety laws and regulations. Our key areas of focus include corporate compliance with responsible hazardous waste management, recycling, emergency preparedness, as well as various initiatives to improve our health and safety programs with the goal of reducing and ultimately eliminating serious injuries.

In response to the COVID-19 pandemic, we adopted a broad approach to increased safety, including work-at-home arrangements for employees who were able to do so, working shift adjustments to decrease the number of people in our manufacturing and distribution facilities, requirements for the wearing of masks and for physical distancing, increased cleaning between shifts, readily available hand sanitizing stations, widespread signage and messaging reminding employees of the importance of these measures and other steps.

Human Capital Governance

Our Board of Directors receives regular updates on topics related to talent development, retention and recruiting initiatives, our diversity and inclusion program, succession planning, employee engagement and the results from our annual employee survey. Management also works closely with the Compensation Committee to establish goals and objectives and metrics in connection with the design and funding of the annual bonus opportunity for our employees. Additionally, the Nominating, Corporate Governance and Compliance Committee and the Audit Committee share oversight responsibilities related to the Company’s Code of Ethical Business Conduct which establishes policies pertaining to, among other things, employee conduct in the workplace, workplace safety, confidentiality, conflicts of interest, accuracy of books, records and financial statements, securities trading, anti-corruption, competition laws, interactions with health care professionals and political and charitable activities.

Corporate Information

Our business was incorporated in Delaware in July 1997. Our principal executive offices are located at 7475 Lusk Boulevard, San Diego, California 92121, and our telephone number is (858) 909-1800. Our website is located at www.nuvasive.com.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Securities and Exchange Commission, or the Commission. We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2020.

The public can also obtain any documents that we file with the Commission at http://www.sec.gov.

This report may refer to brand names, trademarks, service marks or trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective holders.

Item 1A.Risk Factors

An investment in our common stock involves a high degree of risk. Risk factors that could cause actual results to differ from our expectations and that could negatively impact our financial condition and results of operations are summarized and set forth in detail below and elsewhere in this report. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. Further, additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should consider carefully the risks and uncertainties summarized and set forth in detail below and elsewhere in this report before you decide to invest in our common stock.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our business and industry, (ii) our commercial operations and plans for future growth, (iii) litigation and intellectual property, (iv) regulatory and compliance, (v) our financial results and financing needs, and (vi) the securities markets and ownership of our common stock. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.

Risks Related to Our Business and Industry

•	We are subject to risks associated with public health threats, including the ongoing COVID-19 pandemic, which has had, and we expect will continue to have, a material adverse effect on our business.
•	To be commercially successful, we must effectively demonstrate to surgeons and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.
•	We operate in a highly competitive market segment that is subject to rapid change, and if we are unable to compete successfully, our sales and operating results may suffer.
•	Third-party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.
•	Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.
•	Quality or safety issues affecting our products could harm our reputation, result in liability and adversely impact our business.
•	Our IONM business exposes us to risks inherent with the sale of services.

Risks Related to our Commercial Operations and Plans for Future Growth

•	If we are unable to maintain and expand our network of direct and independent sales representatives, we may not be able to generate anticipated sales.
•	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•	Our reliance on a limited number of suppliers and manufacturers could limit our ability to meet demand for our products in a timely manner or within our budget.
•	Manufacturing risks may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.
•	The loss of key employees, or our inability to recruit, hire and retain skilled and experienced personnel, could negatively impact our ability to effectively manage and expand our business.
•

Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.

Risks Related to Litigation and Intellectual Property

•

Defending against litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, and if we are unsuccessful, we may be obligated to pay damages and halt sales of our products.

•	We are currently, and may in the future be, subject to claims and lawsuits that could cause us to incur significant legal expenses and result in harm to our business.
•	Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.
•	Third parties may assert ownership or commercial rights to inventions we develop.
•	If personal injury lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.

Risks Related to Regulatory and Compliance

•

We are subject to rigorous FDA and other governmental regulations regarding the development, manufacture, and sale of our products and we may incur significant expenses to comply with these regulations and develop products that satisfy these regulations.

•

Failure or alleged failure to comply with FDA and other governmental regulations can result in investigations and other regulatory proceedings, which are expensive and could divert management attention.

•	We are subject to federal, state and foreign fraud and abuse laws and health information privacy and security laws, which, if violated, could subject us to substantial penalties.
•	We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
•

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.

•

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

•

If we or our suppliers fail to comply with the FDA’s quality system regulations, ISO or other applicable regulations and standards, the manufacture and processing of our products could be delayed or interrupted and we may be subject to an enforcement action by the FDA or other government agencies.

•	Our relationships with physicians could be subject to additional scrutiny from regulatory enforcement authorities and could subject us to possible administrative, civil or criminal sanctions.

Risks Related to Our Financial Results and Need for Financing

•	We may be unable to grow our net sales or earnings as anticipated, which may have a material adverse effect on our future operating results.
•	We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
•

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

Risks Related to the Securities Markets and Ownership of Our Common Stock

•	We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.
•

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

•	We do not intend to pay cash dividends.

Risk Factors

Risks Related to Our Business and Industry

We are subject to risks associated with public health threats, including the ongoing COVID-19 pandemic, which has had, and we expect will continue to have, a material adverse effect on our business.

The nature of our business and our interactions with healthcare systems, surgeons and patients expose us to substantial risks associated with public health threats, including widespread outbreaks of contagious diseases, epidemics, and pandemics such as COVID-19. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have to varying degrees deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we experienced reductions in procedural volumes during 2020 and anticipate this trend may continue. In addition, restrictions on our ability to travel as well as the temporary closures of our facilities and the facilities of our suppliers adversely affected our business in 2020. Further, due to the travel restrictions and physical distancing requirements, we faced challenges in our ability to train and educate surgeons on our surgical techniques and products. These restrictions also impacted our manufacturing capabilities and distribution and warehousing operations. The cumulative effect of these disruptions had a significant impact on our business in 2020, and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. The COVID-19 pandemic continues to rapidly evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. We continue to believe that our overall business strategy and long-term future growth opportunities remain strong, and our priority is the health and well-being of our employees, customers, surgeons, and patients and the communities in which we operate.

The COVID-19 pandemic is straining healthcare systems worldwide, which will further impact our business, results of operations and liquidity.

Due to the COVID-19 pandemic, hospitals in the U.S. and globally have to varying degrees suspended and delayed elective surgeries in order to allocate and direct medical supplies and capacity to the COVID-19 response. Some hospitals have also limited access to their facilities or changed access protocols, which has made it difficult for us to support our surgeon customers. As a result, we experienced reductions in procedural volumes during 2020 and anticipate this trend may continue. We expect that hospitals and other facilities may face significant disruptions in their business and incur financial losses as they decrease elective procedures and increase spending on supplies and infrastructure in order to expand system capacity related to COVID-19 treatment. Potential patients may also cancel elective procedures or fail to seek needed care at hospitals which are involved in treating patients with COVID-19 due to the highly infectious nature of the disease. Additionally, the impact of the COVID-19 pandemic on the global economy and the financial markets could lead to a sustained period of economic turmoil and increased unemployment which may affect the ability of patients to seek care and treatment due to reduced health insurance coverage or the inability to pay premiums, deductibles, and copayments under health insurance plans. If the financial condition of hospitals deteriorate it could cause us to experience slower or impaired collections on accounts receivable, reductions in sales of our products and services, and increased price competition all of which could adversely impact our business, results of operations and liquidity. As of December 31, 2020, we had over $1.0 billion in cash, cash equivalents and short-term investments and the ability to draw $550.0 million under our 2020 Facility. However, our ability to borrow under the 2020 Facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. If the business interruptions caused by COVID-19 persist for a substantial period of time, we may need to seek other sources of liquidity and there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

To the extent the COVID-19 pandemic adversely affects our operations and global economic conditions more generally, it may also have the effect of heightening many of the other risks described below.

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

Surgeons and hospitals may be hesitant to use and accept our products and procedural solutions for the following reasons, among others:

•	lack of experience with less invasive surgical products and procedures;
•	lack or perceived lack of evidence supporting additional patient benefits;
•	perceived liability risks generally associated with the use of new products and procedures;
•	existing relationships with competitors;
•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;
•	higher pricing associated with new products and procedures;
•	increased competition in procedural offerings;
•	lack or perceived lack of differentiation among procedures;
•	costs associated with the purchase of new products and equipment; and
•	the time commitment that may be required for training.

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

Our future success depends on our strategy of rapidly developing innovative solutions and our ability to timely acquire, develop and introduce new products or product enhancements that will be accepted by the market.

An important part of our business strategy is to stay ahead of our competitors by rapidly developing and commercializing innovative surgical solutions to fulfill unmet clinical needs. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with changes in technology and market demand, as well as physician, hospital and healthcare provider practices. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

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

The market for our surgical products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than those of our competitors. With respect to our neuromonitoring systems, we primarily compete with Medtronic and Cadwell Industries. Our IONM services business competes with Specialty Care and numerous smaller and regional neuromonitoring companies as well as insourced neuromonitoring functions operated by hospitals. With respect to our products and technologies for spine surgical procedures, our largest competitors are Medtronic, DePuy/Synthes, Stryker Spine, Globus Medical, and Zimmer Biomet Spine. We compete with many of the same companies with respect to our other products. We also compete with numerous smaller companies with respect to our implant products, many of whom have a significant regional market presence. At any time, these companies and other potential market entrants may develop alternative treatments, products or procedures for the treatment of spine disorders that compete directly or indirectly with our offerings. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can.

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

Sales of our products and procedural solutions depend on the availability of adequate reimbursement from third-party payers. Future third-party reimbursement for healthcare costs may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery coverage or reduction in payment amounts to hospitals and surgeons for approved surgery and IONM services, both in the United States and internationally. Further, certain third-party payers have stated non-coverage decisions concerning our technologies and services. These actions could significantly alter our ability to sell our products and procedural solutions. The continuing efforts of governmental authorities, insurance companies, and other payers of healthcare costs to contain or reduce costs could lead to patients being unable to obtain approval for payment from these third-party payers. Changes in legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products and services as healthcare providers generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices and services. Likewise, spine surgeons, neurophysiologists and their supervising physicians rely primarily on third-party reimbursement for the surgical or monitoring fees they earn. Spine surgeons are unlikely to use our products and services if they do not receive reimbursement adequate to cover the cost of their involvement in surgical procedures.

Further, as we continue to grow our international business, market acceptance of our products and procedural solutions in a particular international market may also depend, in part, upon the availability of coverage and reimbursement within the applicable healthcare payment system. Reimbursement and healthcare payment systems in international markets vary significantly by country. As in the United States, we may not be able to obtain coverage and reimbursement approvals in a timely manner, if at all, for our products and procedural solutions in a particular foreign market. In addition, even if we are able to obtain country-specific coverage and reimbursement approvals, the amount of such coverage and reimbursement may not be adequate and we could incur considerable expense in seeking such approvals. Our failure to obtain such coverage and approvals would negatively affect market acceptance of our products and procedural solutions in the international markets in which such failure occurs and the expenses incurred in connection with obtaining such coverage and approvals could outweigh the benefits of obtaining them.

Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.

The market for spine surgery products is large and has attracted numerous new companies and technologies. As some companies have sought to compete based on price, it has created pricing pressure, which we expect to continue in the future. Pricing pressure may also increase due to continued consolidation among healthcare providers, trends toward managed and value-based care, the shift toward governments becoming the primary payers of healthcare expenses, and reduction in reimbursement levels. As healthcare providers look to reduce costs, including by aggregating purchasing decisions and through industry consolidation, they are able to demand lower pricing and limit their number of suppliers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.

Quality or safety issues affecting our products could harm our reputation, result in liability and adversely impact our business.

In the course of conducting our business, we must adequately address quality and safety issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality and safety issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. Additionally, as we continue to launch more complex products and technologies, including products based on the MAGEC technology platform and products like Lessray and Pulse, risks related to quality and safety issues increase compared to our portfolio of spinal implants and fixation products. Manufacturing flaws, component failures, design defects, or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to our products and result in significant costs and negative publicity. An adverse event, safety alert or recall involving one of our products could result in reduced market acceptance and demand for our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, an adverse event, safety alert or recall could require costly design, engineering, and manufacturing changes, and result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. Further, if we substitute, replace or exchange products to address an adverse event, safety alert or recall, or take other steps to address the needs or concerns of our customers and patients, it could disrupt our business and have an adverse effect on our results of operations and financial condition. We may also voluntarily undertake a recall of our products, initiate certain field actions, temporarily shut down production lines, or place products on a shipping hold based on internal safety, quality monitoring and testing data. If we take action to reduce a health risk posed by our products, or to remedy a violation of the Federal, Food, Drug and Cosmetic Act or other regulations caused by our products that may present a risk to health, such action may need to be reported to the FDA or equivalent governmental authority. If the FDA or equivalent governmental authority subsequently determines that a report was required for a quality or safety action related to our products that we did not believe required a report, we could be subject to enforcement actions.

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

As a consequence of our strategy to rapidly develop and commercialize new products and product enhancements, many of our products do not have a long history of use. Further, many of our products are subject to the FDA’s 510(k) premarket notification clearance process in the United States and similar regulatory processes in other countries, which may not require substantial clinical data. Accordingly, many of our products currently lack the breadth of published long-term clinical data supporting their safety and effectiveness. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. In particular, as we continue to launch more complex products and technologies, including products based on the MAGEC technology platform and products like Lessray and Pulse, we may have to conduct additional studies and gather additional data to support their safety and effectiveness.

Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would reduce demand for our products, affect sustainable reimbursement from third-party payers, significantly reduce our ability to achieve expected sales and could prevent us from sustaining or increasing profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability and harm to our business reputation. The spine medical device market has been particularly prone to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices and products for spine surgery procedures.

As we expand our offerings to include capital equipment and invest in related resources and expertise, we are exposed to additional risks.

As we expand our procedural solutions offerings to include new technologies, including the Pulse platform, we expect that the selling and leasing of capital equipment will become a larger portion of our total net sales over time. We do not have a long history of selling, leasing or servicing capital equipment, and we intend to continue to invest in building resources and expertise in this area. We may not generate sufficient sales to offset the expenses associated with this investment. There can be no assurance that our capital equipment strategy will be successful and will not materially adversely affect our financial condition and operating results.

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

We may pursue transactions, including acquisitions of complementary businesses, technology licensing arrangements, strategic relationships, and joint development agreements to expand our product offerings and geographic presence as part of our business strategy, which could be material to our financial condition and results of operations. We may also consider divesting non-core product lines or out-licensing our technology. We may not complete transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement, strategic relationship, joint development agreement or divestiture. Other companies may compete with us for these strategic opportunities. We also could experience negative effects on our results of operations and financial condition from charges related to acquisitions and investments, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of an acquired company or business, including issues related to internal control over financial reporting, regulatory or compliance issues and potential adverse short-term effects on results of operations through increased costs or otherwise. Following our acquisition of Simplify Medical Pty Limited, or Simplify Medical, in February 2021, we also offer cervical artificial disc technology for cervical total disc replacement procedures. Pursuant to the terms of the definitive agreement, we agreed to make an upfront payment of $150.0 million at closing, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. The closing of the acquisition occurred on February 24, 2021, and Simplify Medical is now our wholly-owned subsidiary. Acquisitions, including the acquisition of Simplify Medical, involve numerous risks, including the following:

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, as a result of the Patient Protection and Affordable Care Act (“ACA”), the U.S. has implemented value-based payment methodologies and has created alternative payment models such as bundled payments to continue to drive improved value. The ACA also significantly altered Medicare and Medicaid reimbursements for medical services and medical devices. We anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

Our IONM business exposes us to risks inherent with the sale of services.

Our IONM services and support business exposes us to different risks than our other products and technologies. Through our NuVasive Clinical Services business, including the Biotronic NeuroNetwork business acquired in July 2016 and the SafePassage business acquired in January 2018, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Our neurophysiologists are present in the operating room during procedures and work with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the Internet. Providing this service subjects us to malpractice exposure. In addition, given the reliance on technology, any disruption to our neuromonitoring equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our information technology systems could adversely impact the performance of our neurophysiologists and oversight physicians.

In addition, IONM services are directly billed to Medicare and commercial payers, which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and collections risk associated with third-party payers. Due to the breadth of many healthcare laws and regulations, our IONM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business, including under the Anti-Kickback Statute, the federal false claims laws and state law equivalents. If our operations are found to be in violation of any of the laws described in the previous sentence or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Our increased focus on specialized pediatric conditions exposes us to different risks.

In furtherance of our growth strategy, we have invested in, and expect to continue to invest in the pediatric spine and orthopedic segments, which exposes us to different risks than our other products and technologies. With the 2016 acquisition of Ellipse Technologies, we began to offer innovative products based on the MAGEC technology platform, which accelerated our entry into the pediatric spine segment. Our MAGEC growing rods are used to treat early-onset scoliosis (EOS) and, once surgically implanted in a patient, can be adjusted non-invasively using an external remote controller. We have further added to our pediatric portfolio with the launch of the Reline Small Stature system, designed as a deformity fixation solution for pediatric spine surgery, and products to support the adolescent deformity market. Designing and engineering specialized products for pediatric patients can be challenging, particularly as products need to accommodate growth in pediatric patients. If we are unable to design safe and effective products that meet the needs of pediatric patients, our ability to compete in the pediatric segment will be adversely impacted. Further, patients with EOS often have other risk factors and co-morbidities that can make surgeries more risky, which can lead to surgical and post-operative complications and potentially greater exposure for allegations of product liability.

In addition, if our pediatric products are the subject of safety concerns, whether actual or perceived, it would have an adverse impact on our business and results of operations. We have issued field safety notices regarding the MAGEC system in the past, and in April 2020, we agreed to voluntarily suspend sales of all MAGEC rods in non-essential cases in the United Kingdom and Ireland while local regulatory authorities conducted a market surveillance review of the MAGEC system. If we are unable to address the issues identified in the market surveillance review, we may need to conduct additional studies, gather additional data, or re-design or re-engineer the MAGEC system, which could be costly. Further, if our surgeon customers and their patients choose alternative treatments, it would negatively impact our pediatric business. If we are the subject of any claims or lawsuits related to the issues identified in the field safety notices, whether from impacted customers, distributors, surgeons or patients, it would have an adverse impact on our business and results of operations.

Our employees, independent sales representatives, consultants, distributors and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent sales representatives, consultants, distributors and other commercial partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees or third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

Risks Related to our Commercial Operations and Plans for Future Growth

If we are unable to maintain and expand our network of direct and independent sales representatives, we may not be able to generate anticipated sales.

In the United States, we sell our products primarily through a combination of independent sales representatives and directly-employed sales personnel. Our international sales force is comprised of independent sales agents, directly-employed sales personnel, as well as exclusive and non-exclusive independent third-party distributors. If our sales representatives and sales agents fail to adequately promote, market and sell our products, or fail to develop strong relationships with customers, our sales could significantly decrease or fail to increase. Further, the termination or transition of a sales representative could disrupt business and cause us to incur expenses related to such termination or transition, including contract termination fees or expenses associated with claims and lawsuits. Asserting or defending against these types of claims and lawsuits may result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages.

We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals who make up that network. In the past, we have experienced departures of sales representatives, which have had a negative impact on our results. If sales representatives were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. In addition, as we expand into new markets, it may be difficult to find sales representatives with the appropriate expertise or it may take time for new sales representatives to reach full operational effectiveness and generate expected sales. Because of the intense competition for their services, we may be unable to recruit or retain sales representatives to work with us. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating sales.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We intend to grow our business operations and we may experience periods of rapid growth and expansion. This anticipated future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, information technology infrastructure, technical support and customer service, sales force management and general and financial administration. We may not be able to maintain the quality or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures.

If our commercial operations and sales volume grow, we will need to continue to increase our capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our manufacturing, maintenance, and information technology systems capacity to meet increased demand, and further invest in our inventory. These increases in scale, expansion of personnel, purchases of equipment or process enhancements and investments in inventory can be costly and may not be successfully implemented, any of which could disrupt our business and have an adverse effect on our results of operations and financial condition.

Our reliance on a limited number of suppliers and manufacturers could limit our ability to meet demand for our products in a timely manner or within our budget.

While we self-manufacture many of our products, we continue to rely on a limited number of third-party suppliers and manufacturers to supply and manufacture our products, and we may not be able to find replacements or immediately transition to alternative suppliers or manufacturers. Many of our key products are manufactured at single locations, with limited alternate facilities, and it could take considerable time and resources for us to replace the capacity of such vendors in the event of disruptions. In addition, if we are required to change the manufacturer of a critical component of our products, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any products, it could be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, public health threats, or other service interruptions affecting delivery services we use would adversely affect our ability to process and fulfill orders for our products on a timely basis.

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

As part of our business strategy, we intend to continue to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our own manufacturing facilities and those of our third-party suppliers, such as:

•	problems with quality control and assurance, including manufacturing nonconformances and product design defects;
•	defective raw materials or defects in product components that we source from third-party suppliers;
•	delays in obtaining components from third-party suppliers and component supply shortages;
•	failing to predict demand accurately, resulting in a failure to increase production of products to meet demand;
•	potential adverse effects on existing business relationships with current third-party suppliers as we expand our in-house manufacturing capabilities;
•	maintaining control over manufacturing expenses as production expands;
•	difficulties associated with compliance with local, state, federal and foreign regulatory requirements;
•	shortages of qualified personnel or workforce disruptions;
•	the inability to modify production lines to enable the efficient manufacture of new products or to quickly implement changes to current products in response to regulatory requirements;
•	disruptions caused by natural disasters such as hurricanes, tornadoes earthquakes or wildfires, and the impact of epidemics or pandemics, such as COVID-19; and
•	potential damage to or destruction of our, or our suppliers’ manufacturing equipment or manufacturing facilities.

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

The loss of key employees, or our inability to recruit, hire and retain skilled and experienced personnel, could negatively impact our ability to effectively manage and expand our business.

Our success depends on the skills, experience and performance of the members of our executive management team and other key employees. Their individual and collective efforts will continue to be important as we continue to develop our products and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations, particularly if we experience difficulties in hiring qualified successors. We do not maintain key person life insurance with respect to any of our employees.

Our research and development programs and operations depend on our ability to attract and retain highly skilled engineers and technicians. We may not be able to attract or retain qualified managers, engineers and technicians in the future due to the competition for qualified personnel among medical device businesses. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified personnel. Recruiting and retention difficulties can limit our ability to support our commercial, manufacturing and research and development programs. All of our U.S. employees are employed on an at-will basis, which means that either we or the employee may terminate his or her employment at any time. The loss of key employees, the failure of any key employees to perform or our inability to attract and retain skilled employees, as needed, or an inability to effectively plan for and implement a succession plan for key employees could harm our business.

We face risks associated with our international business.

During the year ended December 31, 2020, $228.8 million or approximately 22% of our net sales was attributable to our international customers (excluding Puerto Rico). We expect to continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international business operations are subject to a variety of risks, including:

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

•

differing complex regulatory requirements for obtaining clearances or approvals to market our products, including the EU Medical Device Regulation (Council Regulations 2017/745) and recent regulatory guidance issued by the UK Government in connection with the UK formally withdrawing from the European Union;

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
•

changes in, or uncertainties relating to foreign laws around value-added taxes or permanent establishment that may impact our international indirect and income tax expense and related compliance costs;

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

The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always prevent or protect us from reckless or criminal acts committed by our employees, distributors or agents. In recent years, both the United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the FCPA. Despite implementation of a comprehensive global healthcare compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future.

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

•

expand our sales and marketing presence in international markets generally to avoid concentration of sales in a small number of markets that would subject us to the risk of business disruption as a result of economic or political problems in concentrated locations;

•

upgrade our internal business processes and capabilities (e.g., information technology platform and systems, product distribution and tracking) to create scalability and properly handle the transaction volumes that our growing geographically diverse organization demands;

•	expend time and resources to receive product approvals and clearances to sell and promote products; and
•

incur significant costs to comply with new and complex regulatory requirements such as the EU Medical Device Regulation (Council Regulations 2017/745) and recent regulatory guidance issued by the UK Government in connection with the UK formally withdrawing from the European Union.

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

Additionally, our international endeavors may involve significant risks and uncertainties, including distraction of management from domestic operations, insufficient sales to offset the expenses associated with our international strategy, and issues not discovered in our due diligence of new markets or ventures. Because expansion into international markets is inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect our financial condition and operating results. Even if our international expansion is successful, our expenses may increase at a greater pace than our net sales and our operating results could be harmed.

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

We rely on sophisticated information technology systems and network infrastructure to operate and manage our business. We also maintain personally identifiable information (PII) about our employees, and given the nature of our business, we have access to protected health information (PHI). Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel, suppliers or customers through the Internet is interrupted or compromised, our business could suffer.

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

Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, floods, earthquakes, power loss, system malfunction, computer viruses, security breaches, cybersecurity threats such as phishing and social engineering attacks and other events, which are beyond our control. Systems interruptions could reduce our ability to manufacture, deliver, and provide service for our products, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be completely effective. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and related government actions and may choose to continue to work remotely after the pandemic has ended, which could expose us to greater risks associated with cybersecurity threats and systems interruptions. Loss of data could interrupt our operations, including our ability to ship products, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

We conduct a significant portion of our activities, including administration and data processing, at facilities located in Southern California, an area that has experienced major earthquakes, fires and other natural disasters. In addition, our primary self-manufacturing facility is located in West Carrollton, Ohio, an area that has experienced tornados, winter storms and other natural disasters. A major earthquake, fire, tornado or other disaster (such as a major flood, tsunami, storm or terrorist attack) affecting these or other NuVasive facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our facilities or those of our suppliers. These delays could be lengthy and costly. If our manufacturing facilities or any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of a widespread disease or other public health crisis, such as the COVID-19 pandemic, could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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

Significant litigation regarding patent rights occurs in our industry and our commercial success depends in part on not infringing the patents or violating the proprietary rights of others. We have received in the past, and expect to receive in the future, claims from our competitors alleging infringement of their intellectual property rights as part of business strategies designed to impede our successful commercialization of updated and new products and entry into new markets. A patent infringement suit brought against us or any of our strategic partners or licensees may force us or such strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party’s intellectual property, unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if our strategic partners, licensees or we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

We rely upon non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties to protect our confidential and proprietary information and trade secrets. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

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

We enter into agreements with collaborators that provide for the ownership of intellectual property arising from our collaborations and product development initiatives. These collaborators and other third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business and competitive position.

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

We employ and contract with individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our personnel, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement with a third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and/or be a distraction to management and other employees.

If personal injury lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.

Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for surgical procedures, as well as potential malpractice claims that are inherent in the provision of IONM services. Surgical procedures using our products and services often involve significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Furthermore, our biologics products may expose us to additional potential product liability claims, including due to the risk of transmitting disease to human recipients. Additionally, our IONM services business could become the subject of medical malpractice lawsuits alleging negligence on the part of our neurophysiologists and/or oversight physicians.

We have had, and continue to have, personal injury claims relating to our products and clinical services and in the future, we may be subject to additional claims, some of which may have a negative impact on our business, results of operations or financial position. Regardless of the merit or eventual outcome, these claims may result in:

•	decreased demand for our products;
•	injury to our reputation;
•	significant litigation costs;
•	substantial monetary awards to or costly settlements with patients;
•	product recalls;
•	material defense costs;
•	loss of net sales;
•	increased insurance costs;
•	the inability to commercialize new products or product candidates; and
•	diversion of management attention from pursuing our business strategy.

Our existing insurance coverage for personal injury claims may be inadequate to protect us from any liabilities we might incur. If a personal injury claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources and adversely affect or eliminate the prospects for commercialization of our IONM business or sales of a product or product candidate that is the subject of any such claim.

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

We are required to register with the FDA as a device manufacturer and tissue bank. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) and Good Tissue Practices requirements, which require manufacturers of medical devices and tissue banks to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by Notified Bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or other applicable regulations and standards, it could negatively impact product production and regulatory clearances and could result in fines. Further our products could be subject to field safety corrective actions or recall by the FDA or other regulatory bodies, or voluntarily by us, in the event of a material deficiency or defect in design, manufacture, labeling of a product or in the event that a product poses an unacceptable risk to health. For example, we have recently issued field safety notices for our MAGEC and Precice systems. If we are unable to resolve the issues identified in the field safety notices, we may need to re-design or re-engineer the affected systems, which could be costly. Further, if we are the subject of any claims or lawsuits related to the issues identified in the field safety notices, it could have a material adverse effect on our business and results of operations.

Most medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of such post-marketing programs. In addition, the Federal Medical Device Reporting Regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, that could cause or contribute to a death or serious injury. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product improvements could result in delayed realization of product sales or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product, the FDA or other applicable regulator, including Notified Bodies, may conduct periodic inspections to determine compliance with our quality system and other laws and regulations governing the development, labeling, testing, manufacturing, packaging, marketing and distribution of our products. The results of these inspections can include observations, warning letters, or other forms of enforcement. If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of such products, revoke existing product clearances or delay clearance of future products, refuse to provide certificates for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA or other regulators may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis.

Also, the procurement and transplantation of allograft bone tissue is subject to the criminal statute National Organ Transplant Act and state rules and regulations which govern, among other things, payments we make to vendors in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with such laws could result in enforcement action against us and a disruption to these product lines (and the net sales associated therewith).

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

Responding to government requests and investigations requires considerable resources, including the time and attention of management. If we were to become the subject of an enforcement action it could result in negative publicity, penalties, fines, the exclusion of our products from reimbursement under federally-funded programs and/or prohibitions on our ability to sell our products, which could have a material adverse effect on our results of operations, financial condition and liquidity.

We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.

We currently market our products internationally and intend to continue to expand our operations in select developed and emerging international markets. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional studies and gathering of additional data. Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA.

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

Additionally, pursuant to guidance issued by the UK Government as a result of the UK formally withdrawing from the European Union, the Medicines and Healthcare products Regulatory Agency (MHRA) became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark referred to as “UKCA” (UK Conformity Assessed) has also been introduced and will replace the CE conformity mark. Although CE conformity marketing and certificates issued by Notified Bodies will continue to be recognized in the UK through June 2023, all medical devices must be registered with the MHRA as of January 1, 2021. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.

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

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. Additionally, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA application in the first instance, but the FDA can review any such decision. If the FDA disagrees with our decisions regarding whether new clearances or approvals are necessary, the FDA may retroactively require us to seek 510(k) clearance or PMA approval. For device modifications that we conclude do not require a new regulatory clearance or approval, we may be required to recall and to stop marketing the modified devices if the FDA or other agency disagrees with our conclusion and requires new clearances or approvals for the modifications. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

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

We and our suppliers are required to comply with the QSR, ISO and other applicable regulations and standards, which cover the methods and documentation of the design, testing, production or processing, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA and other regulatory bodies enforce compliance with certain regulatory requirements and standards through periodic inspections. If we or one of our suppliers receive a warning letter or significant observed non-conformities are identified as a result of an inspection or if any corrective action plan is deemed not to be sufficient, the release of our products could be delayed. We have undergone inspections by the FDA and other regulatory bodies regarding our allograft business and regarding our medical device activities. In connection with these inspections, regulatory agencies have requested minor corrective actions, which we have implemented. The FDA and other regulatory agencies may impose additional inspections at any time and we may be required to take corrective actions in the future to address any findings.

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

As a U.S. federal government contractor, we are subject to a number of procurement rules and regulations.

Our contracts with the U.S. federal government are subject to specific procurement requirements including various import and export, security, contract pricing and cost, contract termination and adjustment, subcontracting, and audit requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. In addition, failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to product sourcing, product pricing, security regulations, employment practices and policies, and subcontracting requirements. The termination of a government contract as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

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

Risks Related to Our Financial Results and Need for Financing

We may be unable to grow our net sales or earnings as anticipated, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception, and have increased our net sales from $38.4 million in 2004, the year of our initial public offering, to $1.05 billion in 2020. Our ability to achieve future growth will depend upon, among other things, the effectiveness of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of net sales or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased sales, if any, or implement our growth strategy. In addition, we anticipate investing in and expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, marketing and administrative expenses to increase. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As of December 31, 2020, we had outstanding $650.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2021 (the “2021 Notes”), $450.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2023 (the “2023 Notes”) and $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2025 (the “2025 Notes”). This significant amount of debt has important risks to us and our investors, including:

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

In furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments may be expensive, and we may need to seek additional financing in the future to meet our capital needs. As of December 31, 2020, we had $1.0 billion in cash, cash equivalents and short-term investments, and the ability to draw $550.0 million on our 2020 Facility. Additionally, as of December 31, 2020, we had outstanding $650.0 million aggregate principal amount of the 2021 Notes, which have a maturity date of March 15, 2021, $450.0 million aggregate principal amount of the 2023 Notes, which have a maturity date of June 1, 2023 and $450.0 million aggregate principal amount of the 2025 Notes, which have a maturity date of March 15, 2025. On February 23, 2021, we entered into a definitive agreement to acquire Simplify Medical for an upfront payment of $150.0 million at closing, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. The closing of the acquisition occurred on February 24, 2021, and Simplify Medical is now our wholly-owned subsidiary. In connection with the closing, the Company funded the $150.0 million upfront payment using available cash and investments on hand. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

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

Item 1B.           Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth our principal properties as of December 31, 2020, all of which are leased unless otherwise noted as owned:

Primary Use	Square Footage	Location
Corporate headquarters	252,000	San Diego, CA
Manufacturing facilities (1)	180,000	West Carrollton, OH
Fulfillment and warehouse operations (1)	100,000	Memphis, TN
Office facilities	42,000	Aliso Viejo, CA
Office facilities and warehouse	41,000	Japan
Office facilities and warehouse	22,000	Netherlands
Office facilities	21,000	Columbia, MD
Office facilities and warehouse	21,000	Australia
Office facilities and warehouse	15,000	Germany
Office facilities	7,000	Brazil
Office facilities	7,000	United Kingdom

(1) Owned by the Company

Item 3.Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 12 “Contingencies” of the Notes to the Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “NUVA.”

We had approximately 71 stockholders of record as of January 31, 2021. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the year ended December 31, 2020.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The Nasdaq Stock Market Composite Index, and (ii) Nasdaq Medical Equipment Index over the five-year period ending December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

Purchases of Equity Securities

In October 2017, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock over a three-year period. Under this program, we are authorized to repurchase our shares in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, we announced that our Board of Directors increased the share repurchase authorization from $100 million to $150 million of our common stock through December 31, 2021. In March 2020, in connection with the issuance of our Convertible Senior Notes due 2025, we repurchased approximately 1,085,000 shares of our common stock for $75.0 million. As of December 31, 2020, $75.0 million remained authorized under the share repurchase program.

Item 6.Selected Financial Data

Part II, Item 6 is no longer required. The Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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

Overview

We are a global medical technology company focused on developing, manufacturing, selling and providing procedural solutions for spine surgery, with a guiding purpose to transform surgery, advance care and change lives. We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures. For the year ended December 31, 2020, we generated net sales of $1.05 billion, including sales in more than 50 countries.

Since our incorporation in 1997, we have grown from a small developer of specialty spinal implants into a leading medical technology company delivering procedurally integrated solutions for spine surgery. A key driver of our growth has been our focus on innovative products and technologies that drive reproducible outcomes for patients, surgeons and providers. In 2003, we introduced the eXtreme Lateral Interbody Fusion procedure, or XLIF, a lateral access spine surgery technique that is less-invasive than traditional, open surgical procedures and clinically proven to enable better patient outcomes. Building off the success of XLIF, we have continued to develop innovative less-invasive techniques and technologies for spine surgery, and we have broadened our portfolio of solutions for traditional, open surgical procedures. Our comprehensive portfolio of solutions can be utilized in procedures for the cervical, thoracic and lumbar spine, supporting surgical approaches from the anterior, including lateral, and posterior. Our solutions are used to treat degenerative conditions and for complex spinal surgery, including adult and pediatric deformities, as well as trauma and tumors.

Underlying our procedurally integrated solutions for spine surgery are innovative technologies designed to enable better clinical, financial, and operational outcomes, including:

•

our differentiated surgical access instruments, including our Maxcess integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;

•	our neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and our intraoperative neuromonitoring, or IONM, services and support;
•

our Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone, or PEEK;

•

our comprehensive Reline fixation system, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures; and

•

our Integrated Global Alignment platform, or iGA, which is comprised of procedurally-based technologies that help increase the predictability of achieving global alignment in spinal procedures, including our Bendini spinal rod bending system that expedites manual rod manipulation for spinal fixation.

We have also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. Our capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future. Selling and leasing of capital equipment do not make up a material portion of our total net sales.

In addition to our procedurally integrated solutions for spine surgery, we also design and sell expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC, which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for our Precice limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as other products for treating specialized orthopedic procedures.

We intend to continue development on a wide variety of innovation projects to advance our leadership position in less-invasive spine surgery, increase our product offerings and solutions for traditional spine surgery procedures, and further our enabling technologies portfolio. We expect to continue to invest in the Pulse platform to support a full global launch of the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics. In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for surgical automation.

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, we have experienced reductions in procedural volumes during 2020 and anticipate this trend may continue. The cumulative effect of these disruptions had a significant impact on our business in 2020 and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

Net Sales and Operations

The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IONM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IONM services is recognized in the period the service is performed for the amount of payment we expect to receive. We make available surgical access instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Selling or leasing of capital equipment does not make up a material portion of our total net sales.

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation have been made in the United States. We sell our products in the United States through a sales force comprised primarily of directly employed and independent sales representatives. Our sales force provides a delivery and consultative service to surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the selling, general and administrative operating expense line item within our Consolidated Statements of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our audited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, credit losses, inventories, valuation of financial instruments, goodwill, intangibles, property and equipment, contingent liabilities, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates.

The following accounting policies are critical to the judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), we recognize revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IONM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, we offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis. Revenue from the sale or lease of capital equipment is recognized when we transfer control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Revenue from sales and leases of surgical instrument sets and capital equipment represent an immaterial amount of our total revenue in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when we conclude there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Our costs incurred associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

Allowance for Credit Losses and Sales Return and Pricing Reserves

We maintain an allowance for credit losses resulting from the inability of our customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments. The allowance for credit losses is calculated quarterly, and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of our customers or their collection experience deteriorates. An increase to the allowance for credit losses results in a corresponding charge to selling, general and administrative expenses. We have a diverse customer base and no single customer represented greater than ten percent of net sales or accounts receivable. Historically, our reserves have been adequate to cover credit losses.

Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic and the deferral of elective surgical procedures.

In addition, we establish a liability for estimated sales returns and a reserve for price adjustments that are recorded as a reduction to net sales. The liability and reserve are maintained to account for future product returns and price adjustments of products sold in the current period. This reserve is reviewed quarterly and is estimated based on an analysis of our historical experience and expected future trends. Historically, our reserves have been adequate to account for returns and pricing adjustments.

Inventory, net

Net inventory as of December 31, 2020 consisted of $285.4 million of finished goods, $7.3 million of work in progress and $7.9 million of raw materials. Net inventory as of December 31, 2019 consisted of $298.7 million of finished goods, $6.4 million of work in progress, and $7.3 million of raw materials.

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

We record an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products. One of our strategic objectives is to continue to rapidly develop and commercialize new products and product enhancements which increases the risk that existing products will become obsolete prior to the end of their anticipated useful life. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our net sales forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of sales.

For the year ended December 31, 2020 and December 31, 2019, we recorded a reserve for excess and obsolete inventory of $48.9 million and $14.0 million, respectively. The increase is primarily attributable to updates to our estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions.

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

We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include net sales growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The net sales and margin growth is based on increased sales of new and existing products as we maintain our investment in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for our products to be commercialized. Our market capitalization is also considered as a part of this analysis.

Our annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with our policy, we completed our most recent annual evaluation for impairment as of October 1, 2020 using the qualitative method and determined that no impairment existed. In addition, no indicators of impairments were noted through December 31, 2020 and consequently, no impairment charge was recorded during the year.

Valuation of Intangible Assets

Our intangible assets are comprised primarily of purchased technology, customer relationships, manufacturing know-how and trade secrets, and trade name and trademarks. We make significant judgments in relation to the valuation of intangible assets resulting from business combinations and asset acquisitions.

Intangible assets are generally amortized on a straight-line basis over their estimated useful lives of 2 to 17 years. We base the useful lives and related amortization expense on the period of time we estimate the assets will generate net sales or otherwise be used. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

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

Valuation of Stock-Based Compensation

Stock-based compensation expense for equity-classified awards, principally related to restricted stock units, or RSUs, and performance restricted stock units, or PRSUs, is measured at the grant date based on the estimated fair value of the award. The fair value of equity instruments that are expected to vest is recognized and amortized over the requisite service period. We have granted awards with up to five year graded or cliff vesting terms. No exercise price or other monetary payment is required for receipt of the shares issued in settlement of the respective award; instead, consideration is furnished in the form of the participant’s service.

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

Stock-based compensation expense is adjusted from the grant date to exclude expense for awards that are expected to be forfeited. The forfeiture estimate is adjusted as necessary through the vesting date so that full compensation cost is recognized only for awards that vest. We assess the reasonableness of the estimated forfeiture rate at least annually, with any change to be made on a cumulative basis in the period the estimated forfeiture rates change. We considered our historical experience of pre-vesting forfeitures on awards by each homogenous group of employees as the basis to arrive at our estimated annual pre-vesting forfeiture rates.

We estimate the fair value of stock options issued under our equity incentive plans and shares issued to employees under our employee stock purchase plan, or ESPP, using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options and ESPP offering period which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Based on our review, we concluded that it was more likely than not that we would be able to realize the future benefits of our domestic and foreign deferred tax assets, with the exceptions of California, Malta, Mexico, Brazil and Colombia. This conclusion was based on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods. Due to low state apportionment, large net operating losses and the generation of sizeable research credits in California, we concluded that it is not more likely than not that we will be able to utilize our California deferred tax assets. Therefore, we have maintained a full valuation allowance on our California deferred tax assets as of December 31, 2020. Due to a history of losses in Malta, Mexico, Brazil and Colombia, and the lack of alternative sources of future taxable income, we have established a full valuation allowance against these entities’ deferred tax assets as of December 31, 2020.

We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

Legal Proceedings

We are involved in a number of legal actions and investigations arising out of the normal course of our business. The outcomes of these legal actions and investigations are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost net sales. In accordance with authoritative guidance, we disclose information regarding each claim where the likelihood of a material loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in our financial statements if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the Consolidated Financial Statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings and investigations are discussed in Notes 12 to the Consolidated Financial Statements included in this Annual Report.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our Consolidated Financial Statements and Notes thereto included in this Annual Report, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Net Sales

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except %)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Spinal hardware	$783,510	$851,440	$788,649	$(67,930)	(8)%	$62,791	8%
Surgical support	267,072	316,630	313,065	(49,558)	(16)%	3,565	1%
Total net sales	$1,050,582	$1,168,070	$1,101,714	$(117,488)	(10)%	$66,356	6%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

 We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability. Although the market for procedurally-integrated spine surgery solutions should continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Further, the COVID-19 pandemic has led to a significant reduction in procedural volumes in 2020, and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.

Our total net sales decreased $117.5 million in 2020 compared to 2019, representing total net sales decline of 10%. In 2019 our total net sales increased $66.4 million compared to 2018, representing total net sales growth of 6%.

Net sales from our spinal hardware product line offerings decreased $67.9 million, or 8%, in 2020 compared to 2019. Product volume in spinal hardware decreased our net sales by approximately 7% in 2020 compared to 2019, primarily due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% in 2020 compared to 2019. Foreign currency fluctuation from 2019 to 2020 did not have a material impact on spinal hardware net sales.

Net sales from our spinal hardware product line offerings increased $62.8 million, or 8%, in 2019 compared to 2018. Product volume for our spinal hardware business increased our net sales by approximately 11%, offset by unfavorable pricing impacts of approximately 2% in 2019, as compared to 2018. Foreign currency fluctuation decreased our spinal hardware net sales by approximately 1% in 2019 compared to 2018.

Net sales from our surgical support product line offerings decreased $49.6 million, or 16%, in 2020 compared to 2019. Product and service volume in surgical support decreased our net sales by approximately 15% in 2020 compared to 2019, primarily due to a reduction in elective surgeries as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% in 2020 compared to 2019. Foreign currency fluctuation from 2019 to 2020 did not have a material impact on surgical support net sales.

Net sales from our surgical support product line offerings increased $3.6 million, or 1%, in 2019 compared to 2018. Product and service volume for our surgical support business increased our net sales by approximately 2% in 2019, offset by unfavorable pricing impacts of approximately 1% in 2019, as compared to 2018. Foreign currency fluctuation from 2018 to 2019 did not have a material impact on surgical support net sales.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except %)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Cost of sales	$321,631	$312,357	$311,159	$9,274	3%	$1,198	0%
% of total net sales	31%	27%	28%

Cost of sales consists primarily of purchased goods, raw materials, labor and overhead associated with product manufacturing, inventory-related costs and royalty expenses, as well as the cost of providing IONM services, which includes personnel and physician oversight costs. We primarily procure and manufacture our goods in the United States, and accordingly, foreign currency fluctuations have not materially impacted our cost of sales.

Cost of sales increased $9.3 million, or 3%, in 2020 compared to 2019. However, cost of sales as a percentage of net sales in 2020 increased by 4% compared to 2019. The increase in cost of sales in 2020 is due to an increase in the reserve for excess and obsolete inventory of $35.0 million, which is primarily attributable to updates to our estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic. Offsetting this increase is a proportional reduction in cost of sales associated with lower net sales due to a reduction in elective surgeries as a result of the COVID-19 pandemic.

Cost of sales increased $1.2 million during the year ended December 31, 2019, compared to 2018. Cost of sales for our business increased primarily due to growth in volume, changes in product mix, and shifts in production costs, offset by favorable manufacturing absorption from in-sourced products and improved throughput and plant efficiencies in 2019, compared to 2018.

Operating Expenses

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except %)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Selling, general and administrative	$547,195	$611,181	$575,836	$(63,986)	(10)%	$35,345	6%
% of total net sales	52%	52%	52%
Research and development	79,838	72,380	61,695	7,458	10%	10,685	17%
% of total net sales	8%	6%	6%
Amortization of intangibles	51,726	51,097	50,670	629	1%	427	1%
Purchase of in-process research and development	1,011	—	8,913	1,011	*	(8,913)	(100)%
Litigation liability loss	—	—	27,800	—	*	(27,800)	(100)%
Business transition costs	10,878	(1,995)	11,473	12,873	645%	(13,468)	(117)%

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation costs, commissions and training costs for our employees engaged in sales, marketing and customer support functions. The expense also includes commissions to sales representatives, freight expenses, surgeon training costs, depreciation expense for property and equipment such as surgical instrument sets, and administrative expenses for both employees and third-party service providers.

Selling, general and administrative expenses decreased by $64.0 million, or 10%, in 2020 compared to 2019. The decrease in 2020 is primarily due to impacts from the COVID-19 pandemic reducing compensation costs, including stock-based compensation subject to fair value adjustments for certain equity awards, as well as decreases in travel and consulting expenses, as compared to 2019. Additionally, during the year ended December 31, 2020, due to the impacts from the COVID-19 pandemic we implemented temporary actions to reduce expenses, including implementing compensation reductions for our Board of Directors and executive officers, and reducing discretionary spend across the organization.

Selling, general and administrative expenses increased by $35.3 million, or 6%, during the year ended December 31, 2019 as compared to 2018. The increase in 2019 is primarily due to increased employee compensation and expenses associated with increased headcount, as well as expenses that increased as a function of the increase in net sales and international expansion, such as equipment, freight, and facility related expenses, as compared to 2018. Stock-based compensation expense increased in 2019 as compared to 2018 due to higher fair value adjustments to certain equity awards that are subject to revaluation on a recurring basis based on stock price performance. These costs were partially offset by decreases in non-recurring consulting fees associated with the implementation of our state tax-planning strategy, which occurred during 2018. Additionally, during 2019 there was an increase in expenses associated with our compliance efforts with the EU Medical Device Regulation, and legal expenses.

Research and Development

Research and development expense consists primarily of product research and development, clinical trial and study costs, regulatory and clinical functions, and compensation and other employee related expenses. In the last several years, we have introduced numerous new products and product enhancements that have significantly expanded our technology platforms and our comprehensive product portfolio. We have also acquired complementary and strategic assets and technology, particularly in the area of spinal hardware products. We continue to invest in research and development programs related to our core product portfolio, as well as in our capital equipment.

Research and development expense increased by $7.5 million, or 10%, in 2020 compared to 2019, and $10.7 million, or 17%, in 2019 compared to 2018. The increase in spending is primarily due to increased headcount and increased cost associated with further enhancement and functionality of our current and future product offerings, including capital equipment.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense remained relatively constant in 2020 compared to 2019 and in 2019 compared to 2018.

Purchase of In-Process Research and Development

During the year ended December 31, 2020 and December 31, 2018, we expensed $1.0 million and $8.9 million, respectively, for a purchased in-process research and development asset which had no future alternative use.

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

During the year ended December 31, 2020, we recorded $10.9 million of costs related to acquisition, integration and business transition activities, which included $2.3 million of fair value adjustments on contingent consideration liabilities associated with our 2018, 2017 and 2016 acquisitions.

During the year ended December 31, 2019, we recorded a reduction of costs of $(2.0) million related to acquisition, integration and business transition activities, which included $(6.3) million of fair value adjustments on contingent consideration liabilities associated with our 2018, 2017 and 2016 acquisitions.

During the year ended December 31, 2018, we recorded $11.5 million of costs related to acquisition, integration and business transition activities, which included $(1.5) million of fair value adjustments on contingent consideration liabilities associated with our 2018, 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except %)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Interest income	$1,472	$1,917	$586	$(445)	(23)%	$1,331	227%
Interest expense	(70,466)	(38,525)	(37,857)	(31,941)	83%	(668)	2%
Other (expense) income, net	(16,854)	(5,925)	(8,174)	(10,929)	184%	2,249	(28)%
Total interest and other expense, net	$(85,848)	$(42,533)	$(45,445)	$(43,315)	102%	$2,912	(6)%
% of total net sales	8%	4%	4%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments, gains and losses from changes in the fair value of derivatives, our pro rata allocation of net income or loss from our equity method investments, and net foreign currency exchange gains and losses.

Total interest and other expense, net increased by $43.3 million in 2020 compared to 2019. The increase in 2020 is primarily due to a net loss of $12.3 million recognized for the change in fair value derivative assets and liabilities resulting from the Senior Convertible Notes due 2023 issued in June 2020, as well as an increase in interest expense associated with the Senior Convertible Notes due 2025 issued in March 2020 and Senior Convertible Notes due 2023 issued in June 2020.

Income Tax (Benefit) Expense

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except %)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Income tax (benefit) expense	$(10,392)	$15,283	$(3,756)	$(25,675)	(168)%	$19,039	507%
Effective income tax rate	22%	19%	43%

The provision for income tax expense as a percentage of pre-tax loss from continuing operations reflected a tax benefit of 22% for the year ended December 31, 2020 compared with a tax expense of 19% on pre-tax income for the year ended December 31, 2019. Tax benefits contributing to the effective tax rate in 2020 were lower than those contributing to the effective tax rate in 2019 primarily due to higher foreign income inclusion, an increase in non-deductible officer’s compensation expense, increased contingent consideration adjustments, and increased valuation allowances, offset by increased tax reserve releases, decrease in state taxes, and increased deferred tax assets due to tax rate changes.

The provision for income tax expense as a percentage of pre-tax income from continuing operations reflected a tax expense of 19% for the year ended December 31, 2019 compared with a tax benefit of 43% on pre-tax income for the year ended December 31, 2018. Tax benefits contributing to the effective tax rate in 2019 were lower than those contributing to the effective tax rate in 2018 primarily due to reduced tax benefits from expiration of statute of limitations on uncertain tax positions, less favorable return to provision adjustments, and an increase in non-deductible officer’s compensation expense, offset by an increase in tax benefits associated with share-based payments, increase in research and development credit generation, and a decrease in valuation allowances.

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

Our future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, international expansions of our business, and impacts from the COVID-19 pandemic. We expect our cash flows from operations to continue to fund the ongoing core business. As borrowings become due, we may be required to access the capital markets or draw upon our line of credit for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to secure additional credit facilities, term loans, or other similar arrangements and access the capital markets in light of those earning levels and general financial market conditions.

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, income and losses as well as assets and liabilities. We enter into forward currency contracts to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations. We currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of December 31, 2020, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $52.3 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the United States. As of December 31, 2020, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $48.3 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Annual Report. We have no material accruals for pending litigation or claims for which accrual amounts are not disclosed in our Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate for a particular legal proceeding or investigation could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 12 of the Consolidated Financial Statements included in this Annual Report.

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

On February 24, 2021, we completed the acquisition of Simplify Medical Pty Limited, or Simplify Medical, a developer of cervical artificial disc technology for cervical total disc replacement procedures. Pursuant to the terms of the definitive agreement, we agreed to make an upfront payment of $150.0 million at closing, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. In connection with the closing, we funded the $150.0 million upfront payment using available cash and investments on hand. Upon achievement of the regulatory milestone, Simplify Medical will be entitled to a one-time payment of up to $45.9 million which could become due and payable at any time between 2021 and 2024. Additional milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical artificial disc technology, will become payable to Simplify Medical in calendar years 2023, 2024 and 2025.

Cash, cash equivalents and short-term investments were $1.0 billion and $213.0 million at December 31, 2020 and December 31, 2019, respectively. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Given the impact the COVID-19 pandemic has had on demand for elective surgical procedures, we took temporary actions to reduce operating expenses and preserve liquidity such as reducing compensation for our directors and executive officers in 2020, limiting discretionary spend, and adjusting manufacturing capacity based upon demand. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes and also as a result of certain acquisition-related obligations and milestone achievements. As of December 31, 2020, we had outstanding $650.0 million aggregate principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. We anticipate that the 2021 Notes will be settled by satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and run our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the COVID-19 crisis, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 crisis, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. Further discussion of the potential impacts from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

The increase in liquidity during the year ended December 31, 2020 of $817.0 million was mainly driven by cash inflows of $873.8 million related to the net issuance of our Senior Convertible Notes due 2023 and 2025 and $185.9 million in cash provided from operations, partially offset by $105.7 million in cash used for purchases of property and equipment, $80.7 million in cash used for treasury stock purchases, and $53.9 million net in cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with the Senior Convertible Notes due 2023 and 2025. At December 31, 2020, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows:

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except %)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Cash provided by operating activities	$185,911	$235,290	$219,183	$(49,379)	(21)%	$16,107	7%
Cash used in investing activities	(281,934)	(134,484)	(161,285)	(147,450)	110%	26,801	(17)%
Cash provided by (used in) financing activities	736,656	(6,644)	(14,578)	743,300	11,188%	7,934	(54)%
Effect of exchange rate changes on cash	3,202	131	(1,283)	3,071	2,344%	1,414	(110)%
Increase in cash, cash equivalents and restricted cash	$643,835	$94,293	$42,037	$549,542	583%	$52,256	124%

Cash Flows from Operating Activities

Cash provided by operating activities was $185.9 million in 2020, compared to $235.3 million in 2019. The $49.4 million decrease in cash provided by operating activities was primarily due to decreased operational cash flows in 2020 related to lower net sales and cash receipts resulting from the impact of the COVID-19 pandemic, as well as an increase in payments for compensation related accruals and timing of spending.

Cash provided by operating activities was $235.3 million in 2019, compared to $219.2 million in 2018. The $16.1 million increase in cash provided by operating activities was primarily due to the comparable period’s payment of $27.8 million for the settlement of the Madsen litigation matter. This was partially offset by increased inventory purchases and general timing of cash receipts and disbursements in 2019.

Cash Flows from Investing Activities

Cash used in investing activities was $281.9 million in 2020, compared to $134.5 million used in 2019. The $147.4 million increase in cash used in investing activities was primarily due to $173.5 million in cash used for the net purchases of marketable debt securities, offset by a decrease of $17.2 million in cash used for purchases of property and equipment, and a decrease of $8.9 million in cash used for acquisitions, strategic investments and intangible assets in 2020 compared to 2019.

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

Cash Flows from Financing Activities

Cash provided by financing activities was $736.7 million in 2020, compared to $6.6 million cash used in 2019. The $743.3 million increase in cash provided by financing activities was primarily due to the net issuances of our Senior Convertible Notes due 2023 and 2025 of $873.8 million, offset by $53.9 million of net cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with the Senior Convertible Notes due 2023 and 2025, and an increase in treasury stock purchases of $66.2 million in 2020 compared to 2019.

Cash used in financing activities was $6.6 million in 2019, compared to $14.6 million cash used in 2018. The $8.0 million decrease in cash used in financing activities was primarily due to decreased contingent consideration payments of $18.6 million, offset by increased treasury stock purchases of $11.6 million in 2019 compared to 2018.

Treasury stock purchases totaled $80.7 million during 2020, relating to our share repurchase program, the vesting of equity awards and stock option exercises. In March 2020, in connection with the issuance of the Senior Convertible Notes due 2025, we repurchased approximately 1,085,000 shares of our common stock for $75.0 million. We use net share settlement on stock issuances, which results in cash tax payments, as well as a decrease in the cash receipts from the issuance of common stock upon the exercising of stock options. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding or exercise costs for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

1.00% Senior Convertible Notes due 2023

In June 2020, we issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as we did not have enough available shares and were unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, we held a Special Meeting of Stockholders and received stockholder approval to amend our Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of our common stock authorized for issuance, we currently have sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of December 31, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

In addition, we sold the 2023 Warrants to the 2023 Counterparties to acquire up to 5,345,010 common shares of our stock. The 2023 Warrants initially limited the amount of shares we were required to reserve for issuance under the 2023 Warrants to an aggregate of 3,093,500 shares of our common stock, subject to adjustment upon having a sufficient amount of authorized and unissued shares which are not reserved for other transactions. As a result of receiving stockholder approval to increase the number of shares of our common stock authorized for issuance on September 10, 2020, we subsequently entered into amendment agreements with each of the 2023 Counterparties to increase the number of authorized shares of our common stock required to be reserved under the 2023 Warrants to the aggregate amount of 6,948,512 shares. The 2023 Warrants will expire on various dates from September 2023 through November 2023 and may be settled in net shares or cash, subject to certain conditions. It is our current intent and policy to settle all conversions in shares of our common stock. We received $46.8 million in cash proceeds from the sale of the 2023 Warrants. The 2023 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2023 Warrants, which is $104.84 per share.

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of December 31, 2020, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, we incurred issuance costs which will be amortized over the term of the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2020 and 2019.

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

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of December 31, 2020, we are in compliance with the 2020 Credit Agreement covenants.

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our Senior Convertible Notes, operating leases and other contractual obligations.

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Convertible Notes (1)	$1,576,156	$663,500	$460,125	$452,531	$—
Operating leases	169,848	14,140	26,740	22,771	106,197
Finance leases	3,337	1,465	1,863	9	—
Other long-term obligations	13,750	5,080	4,194	1,476	3,000
Total	$1,763,091	$684,185	$492,922	$476,787	$109,197
(1)

Senior Convertible Notes includes the expected coupon interest payments on the outstanding debt. See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the Senior Convertible Notes.

Total contractual obligations and commitments listed in the table above excludes potential contingent consideration payments pursuant to certain merger, purchase, and product development agreements, other than achieved milestones. See Note 4 and 7 to the Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations and product development agreements, respectively.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet activities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Risk

Our exposure to interest rate risk at December 31, 2020 is related to our investment portfolio which consists largely of debt instruments of high quality corporate issuers. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2020, we do not hold any material asset-backed investment securities and in 2020, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2020, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2020, we only held investments in securities of a short-term nature classified as cash equivalents or short-term investments. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Market Price Sensitive Instruments

In order to reduce the potential equity dilution, we entered into the 2021 Hedge, 2023 Hedge, and 2025 Hedge in connection with the issuances of the 2021 Notes, 2023 Notes, and 2025 Notes, respectively, entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2021 Hedge, 2023 Hedge, and 2025 Hedge are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2021 Hedge, 2023 Hedge, and 2025 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion.

Foreign Currency Exchange Risk

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, net sales growth rates, gross margins, income and losses as well as assets and liabilities. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina that have financial instability or currency controls. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other income (expense) in the Consolidated Statement of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $14.0 million as of December 31, 2020, which was settled in January 2021. During the year ended December 31, 2020, a loss of $(1.0) million was recognized in other (expense) income, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was de minimis on our Consolidated Balance Sheet as of December 31, 2020. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2020. Based on such evaluation, our management has concluded as of December 31, 2020, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted the new framework during 2014. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on Internal Control over Financial Reporting

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NuVasive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 25, 2021

Item 9B.Other Information

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its 2021 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethical Business Conduct for all officers, directors and employees. The Code of Ethical Business Conduct is available on our website, www.nuvasive.com. We intend to disclose future amendments to, or waivers from, provisions of our Code of Ethical Business Conduct that apply to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or Controller, or persons performing similar functions, within four business days of such amendment or waiver.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2020:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	1,629,998	(1)	$—	4,478,472	(2)(3)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	1,629,998		$—	4,478,472
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

(2)

Consists of shares available for future issuance under the NuVasive 2014 Equity Incentive Plan, the Ellipse Technologies 2015 Incentive Award Plan, and the Amended and Restated 2004 Employee Stock Purchase Plan (ESPP). As of December 31, 2020, an aggregate of 3,056,803 shares of common stock were available for issuance under the NuVasive 2014 Equity Incentive Plan, 593,454 shares of common stock were available for issuance under the Ellipse Technologies 2015 Incentive Award Plan, and 828,215 shares of common stock were available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.

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

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

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

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 28, 2011)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2020)
3.4	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)
3.5	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
3.6	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 1, 2016)

Exhibit Number	Description
4.1	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 15, 2006)
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

4.6	Form of 0.375% Convertible Senior Note due 2025 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)
4.7

Indenture, dated June 1, 2020, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

4.8	Form of 1.00% Convertible Senior Note due 2023 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)
4.9	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.1#	2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 26, 2012)
10.2#	Amendment No. 1 to the 2004 Amended and Restated Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 3, 2014)
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

10.7#	2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)
10.8#	Amendment No. 1 to 2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)

Exhibit Number	Description
10.9#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.10#

Form of Performance Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.11#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.12#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.13#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

10.14#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

10.15#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants after February 8, 2017 under the 2014 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 9, 2017)

10.16#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.17#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.18#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.19#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2019 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.20#

Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2019 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.21#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2019 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.22#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

Exhibit Number	Description
10.23#

Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.24#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.25#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.26#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)
10.27#

Form of Indemnification Agreement between the Company and its directors and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)

10.28#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 27, 2017)
10.29#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.30#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.31#	Employment Letter dated October 16, 2018 between the Company and J. Christopher Barry (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 19, 2018)
10.32#	Letter Agreement dated May 22, 2015 between the Company and Gregory T. Lucier (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2015)
10.33#

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

10.35#

Assignment and Novation Agreement effective November 12, 2018 by and among Gregory T. Lucier, River Road Capital Partners, LLC and the Company (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)

10.36#

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

Exhibit Number	Description
10.39#	Employment Letter Agreement dated October 13, 2020 between the Company and Matthew Link (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)
10.40#

General Consulting and Services Agreement dated October 13, 2020 between the Company and Matthew Link (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.41#

Amendment No. 1 to Proprietary Information, Inventions Assignment and Restrictive Covenant Agreement dated October 13, 2020 between the Company and Matthew Link (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.42#	Separation Agreement and General Release dated January 28, 2021 between the Company and Matthew Link
10.43#

Notice of Grant of Performance Cash Award and Award Agreement granted to Matthew Link on December 3, 2018  (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)

10.44#	Employment Letter dated December 27, 2019 between the Company and Matthew K. Harbaugh (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.45#	Employment Letter dated October 14, 2020 between the Company and Massimo Calafiore (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)
10.46#	Employment Letter dated October 13, 2020 between the Company and Brent Boucher (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)
10.47#	Employment Letter dated June 19, 2018 between the Company and Nathaniel B. Sisitsky, Esq. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.48#	Employment Letter dated January 1, 2019 between the Company and Lucas Vitale
10.49#	Employment Letter dated October 25, 2019 between the Company and Dale Wolf
10.50#	Employment Letter dated December 31, 2019 between the Company and Rajesh Asarpota (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.51#

General Consulting and Services Agreement dated December 31, 2019 between the Company and Rajesh Asarpota (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.52#

Separation Agreement and General Release dated as of May 4, 2020, between the Company and Rajesh J. Asarpota (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.53#

Form of Temporary Reduction of Compensation Letter dated as of April 13, 2020 between the Company and its directors and executive officers (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.54#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.55

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 29, 2017)

10.56

Second Amended and Restated Credit Agreement, dated as of February 24, 2020, by and among the Company, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 26, 2020)

Exhibit Number	Description
10.57

Amendment No. 1 to Credit Agreement, dated as of May 26, 2020, by and among NuVasive, Inc., Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2020)

10.58

Second Amended and Restated Security Agreement, dated as of February 24, 2020, by and among the Company, certain material subsidiaries of the Company, as guarantors, and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 26, 2020)

10.59

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

10.64

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.65

Confirmation for base warrant transaction, dated March 10, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.66

Confirmation for additional warrant transaction, dated March 11, 2016, by and between the Company and Goldman, Sachs & Co. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 16, 2016)

10.67

Confirmation for base call option transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.68

Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.69

Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.70

Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.71

Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

Exhibit Number	Description
10.72

Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.73

Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.74

Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.75

Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.76

Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.77	Amendment Agreement, dated February 26, 2020, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)
10.78

Confirmation for base call option transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.79

Confirmation for base call option transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.80

Confirmation for base call option transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.81

Confirmation for base call option transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.82

Confirmation for base warrant transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.83

Confirmation for base warrant transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.84

Confirmation for base warrant transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.85

Confirmation for base warrant transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.86

Confirmation for additional call option transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.87

Confirmation for additional call option transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.88

Confirmation for additional call option transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

Exhibit Number	Description
10.89

Confirmation for additional call option transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.90

Confirmation for additional warrant transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.91

Confirmation for additional warrant transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.92

Confirmation for additional warrant transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.93

Confirmation for additional warrant transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.94

Amendment Agreement dated as of October 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.95

Amendment Agreement dated as of October 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.96

Amendment Agreement dated as of October 26, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.97

Amendment Agreement dated as of October 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

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
Date: February 25, 2021
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

Signature	Title	Date
/s/ J. Christopher Barry	Chief Executive Officer and Director	February 25, 2021
J. Christopher Barry	(Principal Executive Officer)

/s/ Matthew K. Harbaugh	Executive Vice President and Chief Financial Officer	February 25, 2021
Matthew K. Harbaugh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Vickie L. Capps	Director	February 25, 2021
Vickie L. Capps

/s/ John A. DeFord	Director	February 25, 2021
John A. DeFord, Ph.D.

/s/ Robert F. Friel	Director	February 25, 2021
Robert F. Friel

/s/ R. Scott Huennekens	Director	February 25, 2021
R. Scott Huennekens
Director
Siddhartha C. Kadia, Ph.D.
/s/ Gregory T. Lucier	Director	February 25, 2021
Gregory T. Lucier

/s/ Leslie V. Norwalk	Director	February 25, 2021
Leslie V. Norwalk, Esq.

/s/ Donald J. Rosenberg	Director	February 25, 2021
Donald J. Rosenberg

/s/ Daniel J. Wolterman	Director	February 25, 2021
Daniel J. Wolterman

NUVASIVE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Valuation of inventory

Description of the Matter

The Company's inventories totaled $300.6 million as of December 31, 2020. As explained in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

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

Our substantive audit procedures included, among others, evaluating and testing the significant assumptions stated above and the accuracy and completeness of the underlying data used in management's excess and obsolete inventory valuation assessment. To test inventory excess and obsolescence assumptions, we compared the on-hand inventory quantities to revenue forecasts and historical sales and evaluated adjustments to revenue forecasts for specific product considerations, such as product life cycles and timing of the introduction and development of new or enhanced products. We also assessed the historical accuracy of management's estimate and performed sensitivity analyses over the significant assumptions to evaluate the impact of changes in the obsolete and excess inventory estimate that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California

February 25, 2021

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$856,869	$213,034
Short-term marketable securities	173,145	—
Accounts receivable, net of allowances of $20,631 and $17,019, respectively	207,071	211,532
Inventory, net	300,623	312,419
Prepaid income taxes	4,727	10,434
Prepaid expenses and other current assets	19,749	16,917
Total current assets	1,562,184	764,336
Property and equipment, net	286,369	266,318
Intangible assets, net	152,264	201,092
Goodwill	559,553	561,064
Operating lease right-of-use assets	102,270	66,932
Deferred tax assets	15,755	9,162
Restricted cash and investments	1,494	1,494
Other assets	13,193	14,892
Total assets	$2,693,082	$1,885,290
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,401	$97,160
Contingent consideration liabilities	7,289	15,727
Accrued payroll and related expenses	63,421	86,458
Operating lease liabilities	7,875	5,567
Income tax liabilities	2,073	2,005
Senior convertible notes	645,303	—
Total current liabilities	836,362	206,917
Long-term senior convertible notes	766,226	623,298
Deferred tax liabilities	2,807	14,655
Operating lease liabilities	111,634	73,153
Other long-term liabilities	52,438	52,060
Commitments and contingencies
Redeemable equity component of senior convertible notes	4,697	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 and 120,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 57,945 shares issued and 51,376 outstanding at December 31, 2020; 57,525 issued and 52,145 outstanding at December 31, 2019	62	62
Additional paid-in capital	1,550,001	1,429,854
Accumulated other comprehensive loss	(7,585)	(9,418)
Retained earnings	45,322	82,475
Treasury stock at cost; 6,569 shares and 5,380 shares at December 31, 2020 and December 31, 2019, respectively	(668,882)	(587,766)
Total equity	918,918	915,207
Total liabilities and equity	$2,693,082	$1,885,290

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales:
Products	$950,189	$1,044,569	$986,457
Services	100,393	123,501	115,257
Total net sales	1,050,582	1,168,070	1,101,714
Cost of sales (excluding below amortization of intangible assets):
Products	247,809	232,474	234,509
Services	73,822	79,883	76,650
Total cost of sales	321,631	312,357	311,159
Gross profit	728,951	855,713	790,555
Operating expenses:
Selling, general and administrative	547,195	611,181	575,836
Research and development	79,838	72,380	61,695
Amortization of intangible assets	51,726	51,097	50,670
Purchase of in-process research and development	1,011	—	8,913
Litigation liability loss	—	—	27,800
Business transition costs	10,878	(1,995)	11,473
Total operating expenses	690,648	732,663	736,387
Interest and other expense, net:
Interest income	1,472	1,917	586
Interest expense	(70,466)	(38,525)	(37,857)
Other (expense) income, net	(16,854)	(5,925)	(8,174)
Total interest and other expense, net	(85,848)	(42,533)	(45,445)
(Loss) income before income taxes	(47,545)	80,517	8,723
Income tax benefit (expense)	10,392	(15,283)	3,756
Consolidated net (loss) income	$(37,153)	$65,234	$12,479

Net (loss) income per share:
Basic	$(0.72)	$1.26	$0.24
Diluted	$(0.72)	$1.23	$0.24
Weighted average shares outstanding:
Basic	51,416	51,956	51,382
Diluted	51,416	53,160	52,355

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Consolidated net (loss) income	$(37,153)	$65,234	$12,479
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	13	—	—
Translation adjustments, net of tax	1,820	(790)	(1,695)
Other comprehensive income (loss):	1,833	(790)	(1,695)
Total consolidated comprehensive (loss) income	$(35,320)	$64,444	$10,784

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

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2019	57,525	$62	$1,429,854	$(9,418)	$82,475	(5,380)	$(587,766)	$915,207
Issuance of common stock under employee and director stock option and purchase plans	420	—	6,621	—	—	(104)	(6,116)	505
Stock-based compensation expense	—	—	25,778	—	—	—	—	25,778
Tax benefits related to convertible note issuance	—	—	484	—	—	—	—	484
Shares repurchased	—	—	—	—	—	(1,085)	(75,000)	(75,000)
Sale of warrants	—	—	93,915	—	—	—	—	93,915
Convertible note hedge	—	—	(115,592)	—	—	—	—	(115,592)
Equity component of convertible note issuance	—	—	115,559	—	—	—	—	115,559
Debt issuance costs attributable to convertible feature	—	—	(1,921)	—	—	—	—	(1,921)
Reclassification of redeemable equity component of senior convertible notes	—	—	(4,697)	—	—	—	—	(4,697)
Consolidated net loss	—	—	—	—	(37,153)	—	—	(37,153)
Other comprehensive income	—	—	—	1,833	—	—	—	1,833
Balance at December 31, 2020	57,945	$62	$1,550,001	$(7,585)	$45,322	(6,569)	$(668,882)	$918,918

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Consolidated net (loss) income	$(37,153)	$65,234	$12,479
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	140,937	135,593	129,765
Purchase of in-process research and development	1,011	—	8,913
Deferred income taxes	(18,007)	5,844	(11,396)
Amortization of non-cash interest	48,986	21,288	20,123
Stock-based compensation	18,145	30,297	25,673
Net loss on strategic investments	268	4,767	4,421
Net loss recognized on change in fair value of derivatives	12,301	—	—
Reserves on current assets	53,902	18,382	14,834
Other non-cash adjustments	16,876	5,650	22,186
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,030	(16,407)	4,562
Inventory	(40,765)	(54,872)	(38,646)
Prepaid expenses and other current assets	(4,986)	(4,622)	(1,280)
Accounts payable and accrued liabilities	8,756	(3,924)	22,900
Accrued payroll and related expenses	(23,654)	24,256	2,595
Income taxes	6,264	3,804	2,054
Net cash provided by operating activities	185,911	235,290	219,183
Investing activities:
Acquisitions and investments	—	(4,100)	(55,266)
Proceeds from other investments	1,143	—	3,584
Purchases of intangible assets	(3,860)	(7,501)	(7,682)
Purchases of property and equipment	(105,729)	(122,883)	(101,921)
Purchases of marketable securities	(233,488)	—	—
Proceeds from sales and maturities of marketable securities	60,000	—	—
Net cash used in investing activities	(281,934)	(134,484)	(161,285)
Financing activities:
Proceeds from the issuance of common stock	6,170	6,415	8,127
Payment of contingent consideration	(7,053)	(809)	(19,450)
Purchase of treasury stock	(80,665)	(14,478)	(2,928)
Proceeds from issuance of convertible debt, net of issuance costs	873,848	—	—
Proceeds from sale of warrants	93,915	—	—
Purchases of convertible note hedges	(147,825)	—	—
Proceeds from revolving line of credit	—	—	100,000
Repayments on revolving line of credit	—	—	(100,000)
Other financing activities	(1,734)	2,228	(327)
Net cash provided by (used in) financing activities	736,656	(6,644)	(14,578)
Effect of exchange rate changes on cash	3,202	131	(1,283)
Increase in cash, cash equivalents and restricted cash	643,835	94,293	42,037
Cash, cash equivalents and restricted cash at beginning of period	214,528	120,235	78,198
Cash, cash equivalents and restricted cash at end of period	$858,363	$214,528	$120,235
Supplemental disclosure of non-cash transactions:
Issuance of common stock in connection with royalty milestone achievement	$—	$—	$4,719
Supplemental cash flow information:
Interest paid	$19,914	$16,145	$17,182
Income taxes paid	$1,873	$5,828	$5,510

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$856,869	$213,034	$117,840
Restricted cash	1,494	1,494	2,395
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$858,363	$214,528	$120,235

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. Since its incorporation in 1997, the Company has grown from a small developer of specialty spinal implants into a global medical technology company delivering procedurally integrated solutions for spine surgery. Underlying the Company’s procedurally integrated solutions for spine surgery are technologies designed to enable better clinical, financial, and operational outcomes, including:

•

its surgical access instruments, including its Maxcess integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;

•	its neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and its intraoperative neuromonitoring (“IONM”) services and support;
•

its Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone;

•

its Reline fixation system, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures; and

•

its Integrated Global Alignment platform, which is comprised of procedurally based technologies that help increase the predictability of achieving global alignment in spinal procedures, including its Bendini spinal rod bending system that assist with manual rod manipulation for spinal fixation.

The Company has also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. The Company’s capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future. Selling and leasing of capital equipment do not make up a material portion of the Company’s total net sales.

In addition to the Company’s procedurally integrated solutions for spine surgery, it also designs and sells expandable growing rod implant systems that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control (“MAGEC”), which allows for the minimally invasive treatment of early-onset and adolescent scoliosis. This technology is also the basis for the Company’s Precice limb lengthening system, which allows for the correction of long bone limb length discrepancy, as well as other products for treating specialized orthopedic procedures.

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. As a result of these measures, the Company has experienced reductions in procedural volumes during 2020 and anticipates this trend may continue. The cumulative effect of these disruptions had a significant impact on the Company’s business in 2020 and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.

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

The Company has replaced the caption “Revenue” with “Net sales,” and the caption “Sales, marketing and administrative” with “Selling, general and administrative,” within the Consolidated Statements of Operations and corresponding changes have been made throughout this Annual Report to conform to this presentation. These updated captions have no impact on previously reported results of operations or financial position.

Use of Estimates

To prepare financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt ASU 2020-01 on January 1, 2021, and does not expect a material impact to its Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt ASU 2020-06 on January 1, 2021, and will elect the modified transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. As a result of the adoption, the Company will increase its convertible debt liabilities and retained earnings on January 1, 2021 by $115.4 million and $64.5 million, respectively, and decrease its deferred tax liabilities and additional paid-in capital by approximately $28.0 million and $151.9 million, respectively.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted the amendments in this update on January 1, 2020, which will be applied using a prospective transition method. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted ASU 2018-13 as of January 1, 2020. The adoption did not have a material impact on the Company’s Consolidated Financial Statements. See Note 4 to the Consolidated Financial Statements for further discussion on fair value measurements.

In September 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangible – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), which requires a customer in a cloud computing arrangement to determine whether implementation costs should be capitalized as assets or expensed as incurred. Under the new guidance, capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The amendments in this update will be applied using a prospective transition method to each period presented. The Company adopted ASU 2018-15 as of January 1, 2020. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This update is effective upon issuance. The relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. The adoption of ASU 2020-04 did not have a material impact on the Company’s Consolidated Financial Statements.

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IONM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, the Company does offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis. Revenue from the sale or lease of capital equipment is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Selling and leasing of surgical instrument sets and capital equipment represents an immaterial amount of the Company’s total net sales in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

Accounts Receivable and Related Valuation Accounts

Accounts receivable in the accompanying Consolidated Balance Sheets are presented net of allowances for credit losses. The Company maintains an allowance for credit losses resulting from the inability of its customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments. The allowance for credit losses is calculated quarterly, and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of the Company’s customers or its collection experience deteriorates. An increase to the allowance for credit losses results in a corresponding charge to selling, general and administrative expenses. The Company has a diverse customer base and no single customer represented greater than ten percent of net sales or accounts receivable. Historically, the Company’s reserves have been adequate to cover credit losses.

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

The following table summarizes the changes in the allowance for credit losses:

(in thousands)	December 31, 2020
Allowance for credit losses at January 1, 2020	$9,423
Current-period provision for expected losses	1,079
Write-offs charged against the allowance	(1,305)
Recoveries of amounts previously written off	220
Changes resulting from foreign currency fluctuations	229
Allowance for credit losses at end of period	$9,646

In addition, the Company establishes a liability for estimated sales returns and a reserve for price adjustments that are recorded as a reduction to net sales. The liability and reserve are maintained to account for the future product returns and price adjustments of products sold in the current period.

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

Inventory, net

Net inventory as of December 31, 2020 consisted of $285.4 million of finished goods, $7.3 million of work in progress and $7.9 million of raw materials. Net inventory as of December 31, 2019 consisted of $298.7 million of finished goods, $6.4 million of work in progress and $7.3 million of raw materials.

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

The Company records an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions, such as product life cycles and timing of the introduction and development of new or enhanced products. The Company’s allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products. One of the Company’s strategic objectives is to continue to rapidly develop and commercialize new products and product enhancements which increases the risk that products will become obsolete prior to the end of their anticipated useful life. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of sales.

For the year ended December 31, 2020 and 2019, the Company recorded a reserve for excess and obsolete inventory of $48.9 million and $14.0 million, respectively. The increase is primarily attributable to updates to the Company’s estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions.

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

The Company performs its goodwill impairment analysis at the reporting unit level, which aligns with the Company’s reporting structure and availability of discrete financial information. The Company performs its annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. The Company may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and it does not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include net sales growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The net sales and margin growth is based on increased sales of new and existing products as the Company maintains investments in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for Company products to be commercialized. The Company’s market capitalization is also considered as a part of its analysis.

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its most recent annual evaluation for impairment as of October 1, 2020 using the qualitative assessment and determined that no impairment existed. In addition, no indicators of impairments were noted through December 31, 2020 and consequently, no impairment charge has been recorded during the year.

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

Based on the Company’s review, it concluded that it was more likely than not that it would be able to realize the future benefits of its domestic and foreign deferred tax assets, with the exceptions of California, Malta, Mexico, Brazil and Colombia. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods. Due to low state apportionment, large net operating losses and the generation of sizeable research credits in California, the Company concluded that it is not more likely than not that it will be able to utilize its California deferred tax assets. Therefore, the Company has maintained a full valuation allowance on its California deferred tax assets as of December 31, 2020. Due to a history of losses in Malta, Brazil, Mexico and Colombia, and the lack of alternative sources of future taxable income, the Company has established a full valuation allowance against these entities’ deferred tax assets as of December 31, 2020.

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

The Company is involved in a number of legal actions arising in the normal course of business. The outcomes of these legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost net sales. Litigation is inherently unpredictable, and unfavorable resolutions could occur. As a result, assessing contingencies is highly subjective and requires judgment about future events. The amount of ultimate loss may exceed the Company’s current accruals, and it is possible that its cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

See Note 12 to the Consolidated Financial Statements included in this Annual Report for further discussion on legal proceedings and investigations.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $7.6 million, $9.4 million, and $8.6 million at December 31, 2020, 2019, and 2018, respectively.

Research and Development

Research and development costs are expensed as incurred. To the extent the Company purchases research and development assets with a future alternative use the Company will capitalize and amortize the assets over its useful life.

Product Shipment Costs

Product shipment costs, included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations, were $27.4 million, $27.7 million, and $25.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.

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

During the year ended December 31, 2020, the Company recorded $10.9 million of costs related to acquisition, integration and business transition activities, which included $2.3 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2018, 2017 and 2016 acquisitions.

During the year ended December 31, 2019, the Company recorded a reduction of costs of $(2.0) million related to acquisition, integration and business transition activities, which included $(6.3) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2018, 2017 and 2016 acquisitions.

During the year ended December 31, 2018, the Company recorded $11.5 million of costs related to acquisition, integration and business transition activities, which included $(1.5) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2018, 2017 and 2016 acquisitions.

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

Stock-based compensation expense is adjusted from the grant date to exclude expense for awards that are expected to be forfeited. The forfeiture estimate is adjusted as necessary through the vesting date so that full compensation cost is recognized only for awards that vest. The Company assesses the reasonableness of the estimated forfeiture rate at least annually, with any change to be made on a cumulative basis in the period the estimated forfeiture rates change. The Company considered its historical experience of pre-vesting forfeitures on awards by each homogenous group of employees as the basis to arrive at its estimated annual pre-vesting forfeiture rates.

The Company estimates the fair value of stock options issued under its equity incentive plans and shares issued to employees under its employee stock purchase plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP offering period which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

See Note 9 to the Consolidated Financial Statements included in this Annual Report for further discussion on stock-based compensation.

Net (Loss) Income Per Share

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

The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Net (loss) income	$(37,153)	$65,234	$12,479
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	51,416	51,956	51,382
Dilutive potential common stock outstanding:
Stock options and ESPP	—	15	36
RSUs and PRSUs	—	658	760
Senior Convertible Notes	—	531	177
Weighted average common shares outstanding for diluted	51,416	53,160	52,355
Basic net (loss) income per share	$(0.72)	$1.26	$0.24
Diluted net (loss) income per share	$(0.72)	$1.23	$0.24

The following weighted outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Stock options, ESPP, RSUs and PRSUs	1,095	115	162
Warrants	21,034	10,865	10,865
Senior Convertible Notes	21,034	5,433	5,433
Total	43,163	16,413	16,460

2.    Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consisted of the following:

		December 31,
(in thousands, except years)	Useful Life	2020	2019
Instrument sets	4	$424,696	$381,310
Machinery and equipment	5 to 7	71,616	66,482
Computer equipment and software	3 to 7	173,364	149,134
Leasehold improvements	2 to 15	35,372	29,542
Furniture and fixtures	3 to 7	9,916	8,931
Building and improvements	10 to 20	23,207	22,921
Land	—	1,277	1,277
		739,448	659,597
Less: accumulated depreciation and amortization		(453,079)	(393,279)
		$286,369	$266,318

Property and equipment mainly consisted of instrument sets, which are made available to surgeons and hospitals that purchase implants, biologics and disposables for use in individual surgical procedures.

Depreciation expense was $85.9 million, $80.8 million, and $75.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

Capitalized software costs include only those direct costs associated with the actual development or acquisition of computer software. At December 31, 2020 and 2019, the Company had $57.6 million and $51.7 million in unamortized capitalized software costs, respectively. Amortization expense related to capitalized software costs was $10.4 million, $10.4 million and $10.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2020 consisted of the following:

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
(in thousands, except years)	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$271,748	$(195,283)	$76,465
Manufacturing know-how and trade secrets	13	30,882	(22,720)	8,162
Trade name and trademarks	9	25,500	(19,945)	5,555
Customer relationships	9	156,436	(94,354)	62,082
Total intangible assets subject to amortization	8	$484,566	$(332,302)	$152,264
Intangible assets not subject to amortization:
Goodwill				559,553
Total goodwill and intangible assets, net				$711,817

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

Total expense related to the amortization of intangible assets which is recorded in either cost of sales or operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible, was $55.0 million, $54.8 million and $54.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The changes to goodwill are comprised of the following:

(in thousands)
Gross goodwill	$569,364
Accumulated impairment loss	(8,300)
December 31, 2019	561,064

Changes to gross goodwill:
Changes resulting from foreign currency fluctuations	(1,511)
(1,511)

Gross goodwill	567,853
Accumulated impairment loss	(8,300)
December 31, 2020	$559,553

Total future amortization expense related to intangible assets subject to amortization at December 31, 2020 is set forth in the table below:

(in thousands)
2021	$51,876
2022	43,843
2023	18,697
2024	12,506
2025	11,705
Thereafter through 2031	13,637
Total future amortization expense	$152,264

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Accrued expenses	$59,249	$58,897
Accounts payable	17,386	11,827
Distributor commissions payable	9,891	7,983
Other taxes payable	6,425	6,501
Litigation liability	5,346	1,370
Debt interest payable	5,203	4,266
Royalties payable	4,495	4,994
Other	2,406	1,322
Accounts payable and accrued liabilities	$110,401	$97,160

3.    Marketable Securities

Short-Term Marketable Securities

The Company invests in available-for-sale marketable debt securities consisting of corporate notes and commercial paper. The Company has the ability, if necessary, to liquidate without penalty any of its marketable debt securities to meet its liquidity needs in the next 12 months. As such, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying Consolidated Balance Sheets.

As of December 31, 2020, the Company’s outstanding marketable debt securities all have contractual maturities due within one year. The carrying value and amortized cost of the Company’s marketable debt securities, summarized by major security type, consisted of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020:
Debt securities, available for sale:
Corporate notes	$54,197	$6	$(15)	$54,188
Commercial paper	118,932	25	—	118,957
Total debt securities, available for sale	$173,129	$31	$(15)	$173,145

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income in the Consolidated Statement of Operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses with these investments.

4.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities, and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses, which include gains and losses from derivative instruments, were $4.2 million, $0.8 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other (expense) income, net in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of December 31, 2020, 2019, and 2018 a notional principal amount of $14.0 million, $26.9 million, and $26.8 million, respectively, was outstanding to hedge currency risk relative to foreign receivables and payables. Derivative instrument net (losses) gains on the Company’s forward exchange contracts were $(1.0) million, $0.4 million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other (expense) income, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument liability was de minimis as of December 31, 2020 and $0.1 million as of December 31, 2019. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of December 31, 2020 and December 31, 2019, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents and marketable debt securities are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2020:
Cash equivalents:
Money market funds	$725,108	$725,108	$—	$—
Commercial paper	35,996	—	35,996	—
Total cash equivalents	761,104	725,108	35,996	—

Debt securities, available for sale:
Corporate notes	54,188	—	54,188	—
Commercial paper	118,957	—	118,957	—
Total debt securities, available for sale	173,145	—	173,145	—

Total assets measured at fair value	$934,249	$725,108	$209,141	$—

December 31, 2019:
Cash equivalents:
Money market funds	$151,750	$151,750	$—	$—
Total cash equivalents	$151,750	$151,750	$—	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2020 and December 31, 2019 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $650.0 million principal amount of Senior Convertible Notes due 2021 at December 31, 2020 and December 31, 2019 was approximately $651.6 million and $869.3 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at December 31, 2020 was approximately $461.9 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at December 31, 2020 was approximately $436.7 million. See Note 6 to the Consolidated Financial Statements included in this Annual Report for further discussion on the carrying value of the notes.

Fair Value of Convertible Note Hedge and Embedded Conversion Derivatives

On June 1, 2020, the Company issued $450.0 million principal amount of 1.00% Senior Convertible Notes due 2023 (the “2023 Notes”). The 2023 Notes were initially required to be settled in cash as the Company did not have enough available shares and was unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of December 31, 2020, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. In accordance with authoritative guidance, the cash conversion feature of the 2023 Notes requires bifurcation from the 2023 Notes and was initially accounted for as a derivative liability (“Embedded Conversion Derivative”), which was included in long-term liabilities in the Company’s Consolidated Balance Sheet. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity.

In connection with the issuance of the 2023 Notes, the Company entered into convertible note hedge transactions (the “2023 Hedge”) entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset (“Convertible Note Hedge Derivative”), which was included in long-term assets in the Company’s Consolidated Balance Sheet. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity.

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

The following tables set forth the changes in the estimated fair value for the Company’s derivative assets and liabilities measured using significant unobservable inputs (Level 3):

(in thousands)	2020
Assets:
Fair value measurement at January 1	$—
Derivative assets recorded in connection with the 2023 Hedge	69,525
Change in fair value measurement	(32,233)
Derivative asset reclassified to stockholders’ equity	(37,292)
Fair value measurement at December 31	$—

(in thousands)	2020
Liabilities:
Fair value measurement at January 1	$—
Derivative liability recorded in connection with the 2023 Notes	57,224
Change in fair value measurement	(19,932)
Derivative liability reclassified to stockholders’ equity	(37,292)
Fair value measurement at December 31	$—

During 2020, the fair value measurement was determined utilizing a Black-Scholes valuation model. Key assumptions used in the valuation included risk-free interest rates, volatility, and expected term. The Company recorded the change in fair value measurement associated with its derivative assets and liabilities in other (expense) income, net in the Consolidated Statement of Operations.

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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of December 31, 2020:

2020
Valuation Techniques	Discounted cash flow, Monte Carlo
Discount Rate Range	2.8% - 4.0%
Weighted Average Discount Rate	3.6%
Expected Years	2021 - 2024

Contingent consideration liabilities were $37.0 million and $42.6 million as of December 31, 2020 and December 31, 2019, respectively, and were recorded in the Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2020	2019
Fair value measurement at January 1	$42,559	$50,410
Change in fair value measurement	2,420	(6,297)
Contingent consideration paid or settled	(7,938)	(1,435)
Changes resulting from foreign currency fluctuations	—	(119)
Fair value measurement at December 31	$37,041	$42,559

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of December 31, 2020 and 2019.

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

Variable Interest Entities

The Company provides IONM services through various subsidiaries, which conduct business as NuVasive Clinical Services. In providing IONM services to surgeons and healthcare facilities across the United States, the Company maintains contractual relationships with several physician practices (“PCs”). In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financial statements. The creditors of the PCs have claims only to the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

6.     Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	December 31, 2020	December 31, 2019
2.25% Senior Convertible Notes due 2021:
Principal amount	$650,000	$650,000
Unamortized debt discount	(3,945)	(22,501)
Unamortized debt issuance costs	(752)	(4,201)
	645,303	623,298
1.00% Senior Convertible Notes due 2023:
Principal amount	450,000	—
Unamortized debt discount	(46,837)	—
Unamortized debt issuance costs	(11,049)	—
	392,114	—
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	—
Unamortized debt discount	(66,346)	—
Unamortized debt issuance costs	(9,542)	—
	374,112	—
Total Senior Convertible Notes	$1,411,529	$623,298

Less: Current portion	(645,303)	—
Long-term Senior Convertible Notes	$766,226	$623,298

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

The interest expense recognized on the 2021 Notes during the year ended December 31, 2020 includes $14.6 million, $18.6 million and $3.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2019 includes $14.6 million, $17.6 million and $3.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2018 includes $14.6 million, $16.7 million and $2.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes is 5.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and is payable semi-annually.

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

As of September 15, 2020, holders may convert their 2021 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. As a result, the 2021 Notes are considered redeemable as of December 31, 2020. A portion of the equity component that was recorded upon the issuance of the 2021 Notes was reclassified to temporary equity in the Consolidated Balance Sheet. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. The reclassification into temporary equity as of December 31, 2020 was $4.7 million based on the 2021 Notes principal of $650.0 million and the carrying value of $645.3 million.

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

1.00% Senior Convertible Notes due 2023

In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of December 31, 2020, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.

As discussed in Note 4, the Embedded Conversion Derivative requires bifurcation from the 2023 Notes and was initially accounted for as a liability, which was included in long-term liabilities in the Company’s Consolidated Balance Sheet. The fair value of the 2023 Notes Embedded Conversion Derivative at the time of issuance of the 2023 Notes was $57.2 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2023 Notes. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing $37.3 million in additional paid-in-capital during the year ended December 31, 2020. The original discount will be recognized as interest expense using the effective interest method over the term of the 2023 Notes.

The interest expense recognized on the 2023 Notes during the year ended December 31, 2020 includes $2.6 million, $10.4 million and $2.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2023 Notes is 6.8%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of December 31, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

2023 Hedge

In connection with the sale of the 2023 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions (the “2023 Counterparties”), entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset, which was included in long-term assets in the Company’s Consolidated Balance Sheet. The cost of the 2023 Hedge was $69.5 million. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing a reduction of $37.3 million in additional paid-in-capital during the year ended December 31, 2020. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2023 Hedge. An assumed exercise of the 2023 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2023 Warrants

In connection with the sale of the 2023 Notes, the Company sold warrants to the 2023 Counterparties (the “2023 Warrants”) to acquire up to 5,345,010 shares of the Company’s common stock. The 2023 Warrants initially limited the amount of shares the Company was required to reserve for issuance under the 2023 Warrants to an aggregate of 3,093,500 shares of the Company’s common stock, subject to adjustment upon the Company having a sufficient amount of authorized and unissued shares which are not reserved for other transactions. As a result of the Company receiving stockholder approval to increase the number of shares of the Company’s common stock authorized for issuance on September 10, 2020, the Company subsequently entered into amendment agreements with each of the 2023 Counterparties to increase the number of authorized shares of the Company’s common stock required to be reserved under the 2023 Warrants to the aggregate amount of 6,948,512 shares. The 2023 Warrants will expire on various dates from September 2023 through November 2023 and may be settled in net shares or cash, subject to certain conditions. It is the Company’s current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $46.8 million in cash proceeds from the sale of the 2023 Warrants, which was recorded in additional paid-in-capital. The 2023 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2023 Warrants, which is $104.84 per share. The Company uses the treasury share method for assumed conversion of its 2023 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

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

The cash conversion feature of the 2025 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $78.3 million in additional paid-in-capital during the year ended December 31, 2020.

The interest expense recognized on the 2025 Notes during the year ended December 31, 2020 includes $1.4 million, $11.9 million and $1.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2025 Notes is 4.9%, which includes the interest on the notes, amortization of the debt discount and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of December 31, 2020, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

2025 Hedge

In connection with the sale of the 2025 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2025 Notes and other financial institutions (the “2025 Counterparties”), entitling the Company to purchase up to 4,823,910 shares of the Company’s common stock at an initial stock price of $93.29 per share, each of which is subject to adjustment. The cost of the 2025 Hedge was $78.3 million and accounted for as an equity instrument by recognizing $78.3 million in additional paid-in-capital during the year ended December 31, 2020. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025. The 2025 Hedge is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge. An assumed exercise of the 2025 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Revolving Senior Credit Facility

In February 2020, the Company entered into a Second Amended and Restated Credit Agreement (the “2020 Credit Agreement”) for a revolving senior credit facility (the “2020 Facility”), which replaced the previous Amended and Restated Credit Agreement the Company had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0  million. The 2020 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2020 Facility provided the Company remains in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2020 and 2019.

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of December 31, 2020 and December 31, 2019.

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

The table below summarizes the Company’s right-of-use assets and lease liabilities:

(in thousands, except years and rates)	December 31, 2020	December 31, 2019
Assets
Operating	$102,270	$66,932
Financing	2,956	1,453
Total leased assets	$105,226	$68,385

Liabilities
Current:
Operating	$7,875	$5,567
Financing	1,355	672
Long-term:
Operating	111,634	73,153
Financing	1,812	905
Total lease liabilities	$122,676	$80,297

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	12.8	12.4
Weighted-average remaining lease term (years) - finance leases	2.2	2.3
Weighted-average discount rate - operating leases	5.4%	7.3%
Weighted-average discount rate - finance leases	4.9%	5.4%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

(in thousands)	December 31, 2020	December 31, 2019
Lease expense:
Operating lease expense	$15,316	$11,859
Finance lease expense:
Depreciation of right-of-use assets	1,201	441
Interest expense on lease liabilities	124	56
Total lease expense	$16,641	$12,356

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$14,120	$12,140
Operating cash flows used for financing leases	124	56
Financing cash flows used for financing leases	1,113	420
Total cash paid for amounts included in the measurement of lease liabilities	$15,357	$12,616

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$41,148	$86,134

Rent expense, including costs directly associated with the facility leases, was approximately $12.8 million for the year ended December 31, 2018.

The Company’s future minimum annual lease payments under operating and financing leases at December 31, 2020 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
2021	$1,465	$14,140
2022	1,397	13,582
2023	466	13,158
2024	9	12,072
2025	—	10,699
Thereafter	—	106,197
Total minimum lease payments	$3,337	$169,848
Less: amount representing interest	(170)	(50,339)
Present value of obligations under leases	3,167	119,509
Less: current portion	(1,355)	(7,875)
Long-term lease obligations	$1,812	$111,634

Licensing and Purchasing Agreements

The Company has both minimum and contingent obligations to make payments of up to $50.4 million if specified future events occur or conditions are met as provided in certain net sales based, consulting, purchase and/or product development agreements. Not all of the respective agreements specify milestone payment timelines. Certain payments will be made in a combination of cash and the Company’s common shares as provided in the agreements. Any payments in satisfaction of these obligations are considered either a research and development expense or a cost of sales depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At December 31, 2020, future commitments for such key executives were approximately $20.1 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

8.    Stockholders’ Equity

In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. Under this program, the Company is authorized to repurchase common stock in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, the Company announced that the Board of Directors increased the share repurchase authorization from $100 million to $150 million of the Company’s common stock through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million. As of December, 31 2020, $75.0 million remained authorized under the share repurchase program.

On September 10, 2020, upon obtaining stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 120,000,000 shares to 150,000,000 shares.

9.    Stock-Based Compensation

Common Stock

There were 150,000,000 and 120,000,000 shares of common stock authorized at December 31, 2020 and 2019, respectively.

Preferred Stock

There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2020 and 2019.

Stock-based Compensation

In March 2014, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc. (the "2014 EIP"), replacing the 2004 Amended and Restated Equity Incentive Plan (the “2004 EIP”). No further awards may be granted under the 2004 EIP; however, that plan continues to govern all awards previously issued under it (of which awards remain outstanding). The 2014 EIP provides the Company with the ability to grant various types of equity awards to its workforce (including, without limitation, restricted stock units (“RSUs”), restricted stock awards, performance awards, and deferred stock awards). The 2014 EIP also provides for the issuance of performance RSUs (“PRSUs”) to be granted subject to time- and/or performance-based vesting requirements. In addition, the award agreements under the 2014 EIP generally provide for the acceleration of 50% of the unvested equity awards of all employees upon a change in control and the vesting of the remaining unvested equity awards for those employees that are involuntarily terminated within a year of the change in control.

Each of the 2004 EIP and the 2014 EIP allow for “net share settlement” of certain equity awards whereby, in lieu of (i) making cash payments in satisfaction of the exercise price owed respective to non-qualified stock option awards, or (ii) open market selling award shares to generate cash proceeds for use in satisfaction of statutory tax obligations respective to an award’s settlement or exercise, the company offsets the award shares being settled in a respective transaction by the number of shares of company stock with a value equal to the respective obligation, and, in the case of taxes, making a cash payment to the respective taxing authority on behalf of the employee using Company cash. The net share settlement is accounted for with the cost of any award shares that are net settled being included in treasury stock and reported as a reduction in total equity at the time of settlement.

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

The compensation cost that has been included in the Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Selling, general and administrative expense	$12,622	$25,968	$22,190
Research and development expense	5,259	3,798	3,052
Cost of sales	264	531	431
Stock-based compensation expense before taxes	18,145	30,297	25,673
Related income tax benefits	(3,088)	(6,191)	(6,418)
Stock-based compensation expense, net of taxes	$15,057	$24,106	$19,255

As of December 31, 2020, there was $21.0 million and $16.1 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.7 years and 2.7 years, respectively. In addition, as of December 31, 2020, there was $1.0 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2021. There was no unamortized expense for stock options as of December 31, 2020.

Restricted Stock Units

The total fair value of RSUs that vested during the year ended December 31, 2020, 2019, and 2018 was $12.1 million, $21.5 million and $8.8 million, respectively.

Following is a summary of RSU activity for the year ended December 31, 2020:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except per share amounts)	Shares	Fair Value
Outstanding at December 31, 2019	945	$59.21
Granted	381	63.64
Vested	(209)	68.67
Forfeited	(123)	59.21
Outstanding at December 31, 2020	994	$58.94

For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vested RSUs were approximately 71,000, 122,000, and 42,000 in 2020, 2019, and 2018, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting RSUs were $4.1 million, $7.2 million and $2.2 million in 2020, 2019 and 2018, respectively.

Performance-Based Restricted Stock Units

The Company has granted PRSUs since 2012 for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, which have included targets for net sales, operating margin, earnings per share and total shareholder return over pre-determined periods of time. Share payout levels range from 0% to 200% depending on the respective terms of an award. Based upon the Company’s actual performance against the performance conditions, approximately 61,000, 276,000 and 21,000 shares of common stock vested pursuant to PRSUs in 2020, 2019 and 2018, respectively.

In 2015, the Company granted a PRSU award with a five-year cliff vesting term to its former Chief Executive Office, Gregory T. Lucier, in connection with his appointment to the Company, for which the performance criteria was not based on Company or market specific performance metrics, but rather stock price performance. As such, the Company recorded the award as a liability subject to recurring fair value adjustments that affect stock-based compensation expense. The minimum performance criteria for this award was not met, thus no shares were paid out and the entire liability was reversed during the year ended December 31, 2020.

The total fair value of PRSUs vested during 2020, 2019, 2018 and was $3.8 million, $19.9 million and $2.1 million, respectively.

Following is a summary of PRSU activity for the year ended December 31, 2020:

		Maximum Number
(in thousands, except per share amounts)	Shares	of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2019	731	1,116	$57.07
Awarded at target	172	248	69.72
Vested	(61)	(61)	73.20
Forfeited	(223)	(453)	56.48
Outstanding at December 31, 2020	619	850	$57.38

For the majority of PRSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vesting PRSUs were approximately 25,000, 121,000 and 8,000 in 2020, 2019 and 2018 respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting PRSUs were $1.6 million, $7.2 million, and $0.4 million in 2020, 2019, and 2018, respectively.

Stock Options

The Company has not granted any stock options since 2011. The stock options previously granted are exercisable for a period of up to ten years after the date of grant.

The aggregate intrinsic value of outstanding stock options at December 31, 2020 is based on the Company’s closing stock price on December 31, 2020 of $56.33. Stock option exercises during the years ended December 31, 2020 and 2019 were primarily all executed with net share settlements, for which the Company does not receive any cash proceeds. The Company received $1.3 million in proceeds from the exercise of stock options during the year ended December 31, 2018. The total intrinsic value of stock options exercised was $0.4 million, $1.0 million, and $2.5 million during the years ended December 31, 2020, 2019 and 2018, respectively. There were no stock options that vested during the years ended December 31, 2020, 2019 or 2018.

Following is a summary of stock option activity for the year ended December 31, 2020 under all stock plans:

Weighted-Average
Remaining
		Weighted	Contractual	Aggregate
		Avg. Exercise	Term	Intrinsic
(in thousands, except years and per share amounts)	Shares	Price	(Years)	Value
Outstanding at December 31, 2019	16	$29.18	0.89	$747
Exercised	(16)	29.18
Cancelled	—	—
Outstanding at December 31, 2020	—	—	—	$—
Exercisable at December 31, 2020	—	$—	—	$—
Vested or expected to vest at December 31, 2020	—	$—	—	$—

 For the majority of stock options, shares are issued on the exercise dates net of the amount of shares needed to satisfy each of the exercise price (in lieu of cash) and statutory tax withholding requirements, the latter to be paid by the Company on behalf of the employee. The total shares withheld related to exercised stock options were approximately 8,000, 21,000, and 65,000 in 2020, 2019, and 2018 respectively, and were based on the value of the stock options on their exercise dates as determined by the Company’s closing stock price. There were no cash payments for the employees’ tax obligations to the taxing authorities related to exercised stock options in 2020. Total cash payments for the employees’ tax obligations to the taxing authorities related to exercised stock options were $0.1 million and $0.4 million in 2019 and 2018, respectively.

Employee Stock Purchase Plan

The NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan (the “ESPP”), provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the six-month offering period or (ii) the respective purchase date. In the years ended December 31, 2020, 2019 and 2018, 136,000, 129,000, and 151,000 shares, respectively, were purchased under the ESPP.

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2020	2019	2018
ESPP
Volatility	56%	35%	33%
Expected term (years)	0.5	0.5	0.5
Risk free interest rate	0.5%	2.3%	1.8%
Expected dividend yield	—%	—%	—%

Common Stock Reserved for Future Issuance

The following table summarizes common shares reserved for issuance on exercise or conversion at December 31, 2020:
(in thousands)
Issued and outstanding RSUs and PRSUs	1,630
Available for issuance under the ESPP	828
Available for future grant	3,651
2021 Notes	14,396
2021 Warrants	25,207
2023 Notes	7,082
2023 Warrants	6,949
2025 Notes	6,512
2025 Warrants	6,271
Total shares reserved for future issuance	72,526

10.    Income Taxes

Total (loss) income before income taxes summarized by region was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
United States	$(45,534)	$74,721	$8,939
Foreign	(2,011)	5,796	(216)
Total (loss) income before income taxes	$(47,545)	$80,517	$8,723

The income tax (benefit) provision was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$(35)	$4,802	$(4,188)
State	2,309	4,638	2,043
Foreign	4,675	2,205	5,972
Total current provision	6,949	11,645	3,827
Deferred:
Federal	(13,800)	5,873	(5,944)
State	(8,315)	(4,565)	(7,092)
Foreign	(3,849)	(819)	(98,795)
Total deferred provision	(25,964)	489	(111,831)
Changes in tax rate	(579)	606	258
Changes in valuation allowance	9,202	2,543	103,990
Total (benefit) provision	$(10,392)	$15,283	$(3,756)

The differences between the income tax provision at the United States federal statutory tax rate and the Company’s effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Tax (benefit) provision at federal statutory rate	$(9,984)	$16,909	$1,832
Income tax credits and incentives	(7,155)	(7,209)	(5,525)
State income tax	(1,243)	3,763	90
Valuation allowance	9,202	2,543	103,990
Net tax benefit on international restructuring	—	—	(97,028)
Return to provision adjustments	(881)	(2,323)	(4,180)
Acquisition related charges	687	(1,808)	(221)
Compensation expense	3,314	1,643	2,008
Income tax reserves	(4,217)	(1,146)	(6,717)
Nondeductible meals and entertainment	351	717	769
Foreign tax rate differences from federal statutory rate	(1,215)	716	576
Change in tax rates	(579)	606	258
Other	1,328	872	392
Total (benefit) provision	$(10,392)	$15,283	$(3,756)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Amortization	$67,945	$87,296
Net operating loss carryforwards	47,407	24,656
Inventory	35,763	24,069
General business and other credit carryforwards	26,542	23,168
Lease liability	28,356	17,636
Stock-based compensation	9,918	11,562
Original issue discount	3,735	1,840
Other	27,479	22,591
Gross deferred tax assets	247,145	212,818
Less valuation allowance	(130,434)	(122,534)
Net deferred tax assets	116,711	90,284
Deferred tax liabilities:
Depreciation	(44,760)	(37,045)
Acquired intangibles	(27,544)	(34,799)
Right-of-use assets	(24,122)	(14,891)
Other	(5,176)	(6,260)
Total deferred tax liabilities	(101,602)	(92,995)
Net deferred tax assets (liabilities)	$15,109	$(2,711)

The Company consolidates subsidiaries in foreign jurisdictions which use the local currency as their functional currency. Since income taxes for these subsidiaries are assessed in their local currency, deferred tax balances are translated into the Company’s reporting currency and adjusted for changes in the exchange rates over time through the cumulative translation account. Additionally, the Company established certain deferred taxes associated with the issuance of convertible debt in 2020 the benefit of which was recorded to equity. Accordingly, changes in the deferred tax balances associated with revaluations and convertible debt issuances are not reflected in income tax expense and create disparities between the changes in total deferred taxes for the year and deferred tax expense. In the year ended December 31, 2020, net decreases in deferred taxes of approximately $0.8 million and decreases in valuation allowances of approximately $1.3 million were recorded against equity and, therefore, not reflected in deferred tax expense.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Gross unrecognized tax benefits at January 1	$20,328	$19,545	$25,356
Increases in tax positions for prior years	1,758	62	499
Decreases in tax positions for prior years	—	(112)	(756)
Increases in tax positions for current year relating to ongoing operations	2,159	2,073	1,913
Decreases in tax positions as a result of a lapse of statute of limitations	(5,929)	(616)	(6,446)
Increases in tax positions for current year relating to acquisitions	—	—	169
Decreases in tax positions due to settlements with taxing authorities	—	(624)	(1,190)
Gross unrecognized tax benefits at December 31	$18,316	$20,328	$19,545

At December 31, 2020, 2019, and 2018, $16.5 million, $18.7 million, and $18.1 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2020, 2019, and 2018, the Company recognized approximately $(0.1) million, $0.1 million, and $(0.5) million, respectively, in interest and penalties as income tax (benefit) expense in the Consolidated Statements of Operations. The Company had approximately $0.1 million for the payment of interest and penalties accrued at both December 31, 2020 and 2019 in the Consolidated Balance Sheets.

The Company believes it is reasonably possible that approximately $2.4 million of its remaining unrecognized tax positions, primarily attributable to withholding obligations and the valuation of intercompany transactions, may decrease by the end of 2021 as we reach settlements with taxing authorities or certain statute of limitations expire.

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

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audit is with the U.S. Internal Revenue Service for 2014 – 2016 tax years. California is subject to examination in all years due to prior year net operating losses and research and development credits. Other major state and foreign jurisdictions remain subject to examination from 2016 and 2013 forward, respectively.

The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as a current period expense when incurred (the "period cost method").

The Company has approximately $13.2 million of undistributed earnings attributable to operations in its controlled foreign corporations as of December 31, 2020. Due to recent tax reform in the United States and favorable treaties between the United States and countries in which its controlled foreign corporations operate, the Company has the ability to repatriate earnings without incurring additional tax liabilities. Accordingly, the Company has not recorded a liability for taxes associated with any future distributions of these undistributed earnings.

At December 31, 2020, the Company had $2.0 million, $50.9 million and $0.1 million of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards begin to expire in 2026, state net operating loss carryforwards begin to expire in 2021, and foreign net operating losses carry forward indefinitely.

The Company also has federal and California research and development income tax credit carryforwards of $11.4 million and $35.7 million, respectively. The federal credits will begin to expire in 2038, while the California credits can be carried forward indefinitely.

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

11.    Business Segment, Product and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the chief operating decision maker (“CODM”) as well as the lack of availability of discrete financial information at a lower level. The Company’s CODM reviews net sales at the product line offering level, and manufacturing, operating income and expenses, and net income at the Company-wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis. The Company has disclosed the net sales for each of its product line offerings to provide the reader of the financial statements transparency into the operations of the Company.

The Company reports under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products. The Company’s surgical support product offerings include IONM services, disposables and biologics, and our capital equipment, all of which are used to aid spinal surgery.

Net sales by product line was as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Spinal hardware	$783,510	$851,440	$788,649
Surgical support	267,072	316,630	313,065
Total net sales	$1,050,582	$1,168,070	$1,101,714

Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales			Property and Equipment, Net
	Year Ended December 31,			December 31,
(in thousands)	2020	2019	2018	2020	2019
United States	$821,824	$941,086	$896,152	$239,802	$218,771
International (excludes Puerto Rico)	228,758	226,984	205,562	46,567	47,547
Total	$1,050,582	$1,168,070	$1,101,714	$286,369	$266,318

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

13.    Subsequent Events

On February 24, 2021, the Company completed the acquisition of Simplify Medical Pty Limited, or Simplify Medical, a developer of cervical artificial disc technology for cervical total disc replacement procedures. Pursuant to the terms of the definitive agreement, the Company agreed to make an upfront payment of $150.0 million at closing, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. In connection with the closing, the Company funded the $150.0 million upfront payment using available cash and investments on hand. Upon achievement of the regulatory milestone, Simplify Medical will be entitled to a one-time payment of up to $45.9 million which could become due and payable at any time between 2021 and 2024. Additional milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical artificial disc technology, will become payable in calendar years 2023, 2024 and 2025.