Form 10-Q
period 2021-03-31
NUVASIVE INC
filed 2021-05-05
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of May 3, 2021 there were 51,648,864 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$233,857	$856,869
Short-term marketable securities	—	173,145
Accounts receivable, net of allowances of $22,011 and $20,631, respectively	205,026	207,071
Inventory, net	315,749	300,623
Prepaid income taxes	5,033	4,727
Prepaid expenses and other current assets	21,895	19,749
Total current assets	781,560	1,562,184
Property and equipment, net	286,156	286,369
Intangible assets, net	296,514	152,264
Goodwill	636,422	559,553
Operating lease right-of-use assets	101,980	102,270
Deferred tax assets	47,301	15,755
Restricted cash and investments	1,494	1,494
Other assets	13,358	13,193
Total assets	$2,164,785	$2,693,082
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$106,576	$110,401
Contingent consideration liabilities	50,166	7,289
Accrued payroll and related expenses	58,620	63,421
Operating lease liabilities	8,288	7,875
Income tax liabilities	1,226	2,073
Senior convertible notes	—	645,303
Total current liabilities	224,876	836,362
Long-term senior convertible notes	879,473	766,226
Deferred tax liabilities	3,042	2,807
Operating lease liabilities	111,200	111,634
Contingent consideration liabilities	91,000	29,752
Other long-term liabilities	19,807	22,686
Commitments and contingencies
Redeemable equity component of senior convertible notes	—	4,697
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2021 and December 31, 2020; 57,949 shares issued and 51,379 outstanding at March 31, 2021; 57,945 shares issued and 51,376 outstanding at December 31, 2020	62	62
Additional paid-in capital	1,411,170	1,550,001
Accumulated other comprehensive loss	(9,139)	(7,585)
Retained earnings	102,284	45,322
Treasury stock at cost; 6,570 shares and 6,569 shares at March 31, 2021 and December 31, 2020, respectively	(668,990)	(668,882)
Total equity	835,387	918,918
Total liabilities and equity	$2,164,785	$2,693,082

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2021	2020
Net sales:
Products	$245,451	$234,687
Services	25,798	25,194
Total net sales	271,249	259,881
Cost of sales (excluding below amortization of intangible assets):
Products	53,302	51,645
Services	18,509	20,220
Total cost of sales	71,811	71,865
Gross profit	199,438	188,016
Operating expenses:
Selling, general and administrative	145,954	130,231
Research and development	22,224	18,257
Amortization of intangible assets	13,337	12,649
Business transition costs	5,584	(1,440)
Total operating expenses	187,099	159,697
Interest and other expense, net:
Interest income	87	731
Interest expense	(8,030)	(11,517)
Other (expense) income, net	(12,526)	(7,408)
Total interest and other expense, net	(20,469)	(18,194)
(Loss) income before income taxes	(8,130)	10,125
Income tax benefit (expense)	620	(4,827)
Consolidated net (loss) income	$(7,510)	$5,298

Net (loss) income per share:
Basic	$(0.15)	$0.10
Diluted	$(0.15)	$0.10
Weighted average shares outstanding:
Basic	51,379	51,837
Diluted	51,379	53,727

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended March 31,
(unaudited)	2021	2020
Consolidated net (loss) income	$(7,510)	$5,298
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(13)	—
Translation adjustments, net of tax	(1,541)	(3,809)
Other comprehensive loss	(1,554)	(3,809)
Total consolidated comprehensive (loss) income	$(9,064)	$1,489

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive		Treasury Stock		Stockholders'
(unaudited)	Shares	Amount	Capital	Loss	Retained Earnings	Shares	Amount	Equity
Balance at December 31, 2020	57,945	$62	$1,550,001	$(7,585)	$45,322	(6,569)	$(668,882)	$918,918
Adjustment for modified retrospective adoption of accounting standard	—	—	(147,161)	—	64,472	—	—	(82,689)
Issuance of common stock under employee and director equity option and purchase plans	4	—	(6)	—	—	(1)	(55)	(61)
Stock-based compensation expense	—	—	7,709	—	—	—	—	7,709
Settlement of convertible note hedge	(1)	—	53	—	—	—	(53)	—
Equity component of convertible note settlement	1	—	574	—	—	—	—	574
Consolidated net loss	—	—	—	—	(7,510)	—	—	(7,510)
Other comprehensive loss	—	—	—	(1,554)	—	—	—	(1,554)
Balance at March 31, 2021	57,949	$62	$1,411,170	$(9,139)	$102,284	(6,570)	$(668,990)	$835,387

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

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
(unaudited)	2021	2020
Operating activities:
Consolidated net (loss) income	$(7,510)	$5,298
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,432	34,972
Amortization of non-cash interest	2,660	7,143
Stock-based compensation	7,709	(2,858)
Reserves on current assets	4,002	5,232
Net loss on strategic investments	—	1,411
Net loss from foreign currency adjustments	12,547	5,858
Other non-cash adjustments	6,397	(455)
Deferred income taxes	(3,535)	9,105
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,544)	22,409
Inventory	(12,464)	(21,135)
Prepaid expenses and other current assets	(2,057)	(2,042)
Accounts payable and accrued liabilities	(5,663)	(5,271)
Accrued payroll and related expenses	(4,271)	(45,927)
Income taxes	(1,064)	(8,515)
Net cash provided by operating activities	31,639	5,225
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	(149,408)	—
Purchases of intangible assets	(1,200)	(2,490)
Purchases of property and equipment	(25,070)	(28,116)
Proceeds from sales and maturities of marketable securities	173,023	—
Net cash used in investing activities	(2,655)	(30,606)
Financing activities:
Purchases of treasury stock	(55)	(78,818)
Payment of contingent consideration	(3)	(346)
Proceeds from issuance of convertible debt, net of issuance costs	—	437,686
Proceeds from sale of warrants	—	47,070
Purchases of convertible note hedges	—	(78,300)
Payments upon settlement of senior convertible notes	(649,426)	—
Other financing activities	(341)	(1,233)
Net cash (used in) provided by financing activities	(649,825)	326,059
Effect of exchange rate changes on cash	(2,171)	(1,736)
(Decrease) increase in cash, cash equivalents and restricted cash	(623,012)	298,942
Cash, cash equivalents and restricted cash at beginning of period	858,363	214,528
Cash, cash equivalents and restricted cash at end of period	$235,351	$513,470

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$233,857	$511,976
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$235,351	$513,470

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

Description of Business

NuVasive, Inc. (the “Company” or “NuVasive”) was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. Since its incorporation in 1997, the Company has grown from a small developer of specialty spinal implants into a global medical technology company delivering procedurally integrated solutions for spine surgery. Underlying the Company’s procedurally integrated solutions for spine surgery are technologies designed to enable better clinical, financial, and operational outcomes, including:

•

its surgical access instruments, including its Maxcess integrated split-blade retractor system, designed to enable less invasive surgical techniques by minimizing soft tissue disruption during spine surgery;

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

The Company has also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. The Company’s capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse, which is pending regulatory clearance in the U.S. and in Europe, integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future. Selling and leasing of capital equipment do not make up a material portion of the Company’s total net sales.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. The cumulative effect of these disruptions had a significant impact on the Company’s business during the year ended December 31, 2020 and the three months ended March 31, 2021, and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.

Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity, the Company records the fair value of the non-controlling interest at the acquisition date and classifies the amounts attributable to non-controlling interest separately in equity in the Company's Consolidated Financial Statements. Any subsequent changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

Use of Estimates

To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. The Company adopted ASU 2020-01 as of January 1, 2021. The adoption did not have any material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified transition method that allows for a cumulative-effect adjustment in the period of adoption, and did not restate prior periods. As a result of the adoption, the Company increased its senior convertible debt liabilities and retained earnings on January 1, 2021 by $115.4 million and $64.5 million, respectively, and decreased its deferred tax liabilities and additional paid-in capital by $28.0 million and $147.2 million, respectively. In addition, as a result of the adoption, dilutive net loss per share decreased by $0.15 for the three months ended March 31, 2021. See Note 7 to the Unaudited Consolidated Financial Statements for further discussion on the adoption of ASU 2020-06.

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IONM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. Revenue from the sale of capital equipment is recognized when the Company transfers control of the capital equipment to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. In certain cases, the Company does offer the ability for customers to lease surgical instrumentation and capital equipment, primarily on a non-sales type basis. Selling and leasing of surgical instrument sets and capital equipment represents an immaterial amount of the Company’s total net sales in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

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

The following table summarizes the changes in the allowance for credit losses:

(in thousands)	March 31, 2021	March 31, 2020
Allowance for credit losses at beginning of period	$9,646	$9,423
Current-period provision for expected losses	589	37
Write-offs charged against the allowance	(195)	(319)
Recoveries of amounts previously written off	5	23
Changes resulting from foreign currency fluctuations	(100)	(95)
Allowance for credit losses at end of period	$9,945	$9,069

Inventory, Net

Net inventory as of March 31, 2021 consisted of $296.2 million of finished goods, $8.8 million of work in progress and $10.7 million of raw materials. Net inventory as of December 31, 2020 consisted of $285.4 million of finished goods, $7.3 million of work in progress and $7.9 million of raw materials.

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

The Company records an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions, such as product life cycles and timing of the introduction and development of new or enhanced products. The Company’s allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products. One of the Company’s strategic objectives is to continue to rapidly develop and commercialize new products and product enhancements which increases the risk that products will become obsolete prior to the end of their anticipated useful life. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its net sales forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of sales.

For the three months ended March 31, 2021 and 2020, the Company recorded a reserve for excess and obsolete inventory of $2.7 million and $5.3 million, respectively. The decrease during the three months ended March 31, 2021 is primarily attributable to updates to the Company’s estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $9.1 million and $7.6 million at March 31, 2021 and December 31, 2020, respectively.

Product Shipment Costs

Product shipment costs, included in selling, general and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $7.1 million and $6.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.

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

During the three months ended March 31, 2021, the Company recorded $5.6 million of costs related to acquisition, integration and business transition activities, which included $0.9 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions. The Company incurred $3.9 million of costs associated with the acquisition of Simplify Medical in the first quarter of 2021.

During the three months ended March 31, 2020, the Company recorded a reduction of costs of $(1.4) million related to acquisition, integration and business transition activities, which included $(2.1) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net (loss) income	$(7,510)	$5,298
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	51,379	51,837
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	—	37
Restricted stock units	—	658
Senior Convertible Notes	—	1,195
Weighted average common shares outstanding for diluted	51,379	53,727
Basic net (loss) income per share	$(0.15)	$0.10
Diluted net (loss) income per share	$(0.15)	$0.10

The following weighted average outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2021	2020
Stock options, employee stock purchase plan, and restricted stock units	1,355	131
Warrants	21,034	15,689
Senior Convertible Notes	10,169	4,824
Total	32,558	20,644

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

The Company did not hold any investments in marketable debt securities as of March 31, 2021. The Company’s marketable debt securities as of December 31, 2020 all had contractual maturities due within one year. The carrying value and amortized cost of the Company’s marketable debt securities, summarized by major security type, consisted of the following:

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income in the Consolidated Statement of Operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive (loss) income. Unrealized losses on available-for-sale debt securities as of December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2020.

4.    Business Combinations

The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities. Such liabilities are recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the Unaudited Consolidated Statements of Operations. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities.

Acquisition of Simplify Medical Pty Limited

On February 24, 2021, the Company, through its indirect wholly-owned subsidiary, NuVasive (AUST/NZ) Pty Limited, acquired all of the stock interest in Simplify Medical Pty Limited (“Simplify Medical”), a developer of cervical artificial disc technology for cervical total disc replacement procedures. Simplify Medical now operates as a wholly-owned subsidiary of the Company. The Company agreed to make an upfront payment of $150.0 million, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. In April 2021, the Simplify Cervical Artificial Disc received approval from the U.S. Food and Drug Administration for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone. See Note 14 to the Unaudited Consolidated Financial Statements for further discussion of the milestone payment. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical artificial disc technology, will become payable in calendar years 2023, 2024 and 2025. In connection with the closing, the Company paid $151.0 million, which included additional amounts for customary purchase price adjustments, using available cash on hand.

The Company is in the process of finalizing the purchase price allocation given the timing of the acquisition. While the Company does not expect material changes in the valuation of the assets and liabilities, certain changes in assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values is as follows:

(in thousands)
Cash paid for purchase	$150,971

Cash	1,563
Accounts receivable	203
Inventory	6,710
Other current assets	568
Property, plant and equipment, net	381
Definite-lived intangible assets:
Developed technology	142,400
Patents	19,000
Trade names	3,500
Goodwill	80,619
Other assets	7
Contingent consideration liabilities	(103,400)
Accounts payable, accrued expenses and other	(580)
$150,971

Goodwill recognized in this transaction is not deductible for tax purposes. Goodwill largely consists of expected net sales synergies resulting from the combination of product portfolios, use of the Company’s existing commercial infrastructure to expand sales of Simplify Medical’s products, and the assembled workforce. The intangible assets acquired will be amortized on a straight-line basis over useful lives of seventeen years, ten years, and fifteen years for developed technology-based intangible assets, patent-related intangible assets, and trade name related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable.

In connection with the acquisition, contingent consideration liabilities of $103.4 million were recorded for the potential regulatory and net sales-based milestone payments. The fair value of the contingent liability related to the regulatory milestone payment was determined using the probability approach based on the probability of the approval being achieved as of various periods. The fair value of the contingent liability relating to the net sales-based milestone payments was determined using the Monte Carlo simulation based on specific net sales achievement scenarios and discount factors. Changes in fair value of the contingent liabilities over the measurement period will be recorded in the results of operations in the Consolidated Statements of Operations.

Acquisition costs of $3.9 million were included in the Unaudited Consolidated Statement of Operations as business transition costs. The Company’s results of operations for the three months ended March 31, 2021 include the operating results of Simplify Medical since the date of acquisition, within the Unaudited Consolidated Statement of Operations. Net sales of acquired products represent an immaterial amount of the Company’s total net sales for the three months ended March 31, 2021.

The following table presents the unaudited pro forma results for the three months ended March 31, 2021 and March 31, 2020. The unaudited pro forma financial information combines the results of operations of the Company and Simplify Medical as though the companies had been combined as of January 1, 2020, and the pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such times. The unaudited pro forma results presented for the three months ended March 31, 2021 include non-recurring adjustments directly attributable to the business combination, including adjustments for increased fair value of acquired inventory of $0.4 million, amortization charges for acquired intangible assets of $1.7 million, and related tax effects. The unaudited pro forma results presented for the three months ended March 31, 2020 include non-recurring adjustments directly attributable to the business combination, including amortization charges for acquired intangible assets of $2.3 million, acquisition related expenses of $17.5 million, and related tax effects. Simplify Medical’s net sales represent an immaterial amount of the combined net sales for the three months ended March 31, 2021 and 2020. The pre-acquisition accounting policies of Simplify Medical were materially similar to the Company.

	Three Months Ended March 31,
	2021	2020
(in thousands, except per share amounts)	(unaudited)	(unaudited)
Net loss	$(11,054)	$(14,271)
Net loss per share:
Basic	$(0.22)	$(0.28)
Diluted	$(0.22)	$(0.28)

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange losses, which include gains and losses from derivative instruments, were $(8.5) million and $(5.9) million for the three months ended March 31, 2021 and March 31, 2020, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of March 31, 2021 and December 31, 2020, a notional principal amount of $19.3 million and $14.0 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $1.3 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and are included in other (expense) income, net in the Unaudited

Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $0.1 million and de minimis as of March 31, 2021 and December 31, 2020, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of March 31, 2021 and December 31, 2020, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents and marketable debt securities are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
March 31, 2021:
Cash equivalents:
Money market funds	$156,501	$156,501	$—	$—
Total cash equivalents	156,501	156,501	—	—

December 31, 2020:
Cash equivalents:
Money market funds	$725,108	$725,108	$—	$—
Commercial paper	35,996	—	35,996	—
Total cash equivalents	761,104	725,108	35,996	—

Debt securities, available for sale:
Corporate notes	54,188	—	54,188	—
Commercial paper	118,957	—	118,957	—
Total debt securities, available for sale	173,145	—	173,145	—

Total assets measured at fair value	$934,249	$725,108	$209,141	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2021 and December 31, 2020 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

On March 15, 2021, the Company’s Senior Convertible Notes due 2021 were settled upon maturity. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $650.0 million principal amount of Senior Convertible Notes due 2021 at December 31, 2020 was approximately $651.6 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at March 31, 2021 and December 31, 2020 was approximately $477.1 million and $461.9 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at March 31, 2021 and December 31, 2020 was approximately $468.0 million and $436.7 million. See Note 7 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s outstanding Senior Convertible Notes.

Fair Value of Convertible Note Hedge and Embedded Conversion Derivatives

On June 1, 2020, the Company issued $450.0 million principal amount of 1.00% Senior Convertible Notes due 2023 (the “2023 Notes”). The 2023 Notes were initially required to be settled in cash as the Company did not have enough available shares and was unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance the Company has sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. At the time of issuance of the 2023 Notes and in accordance with authoritative guidance, the cash conversion feature of the 2023 Notes required bifurcation from the 2023 Notes and was initially accounted for as a derivative liability (“Embedded Conversion Derivative”), which was included in long-term liabilities in the Company’s Unaudited Consolidated Balance Sheet. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity.

In connection with the issuance of the 2023 Notes, the Company entered into convertible note hedge transactions (the “2023 Hedge”) entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset (“Convertible Note Hedge Derivative”), which was included in long-term assets in the Company’s Unaudited Consolidated Balance Sheet. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to a fair value of $37.3 million, and reclassified to stockholders’ equity on September 10, 2020.

The Convertible Note Hedge Derivative and Embedded Conversion Derivative were initially recorded on the Company’s Consolidated Balance Sheet as of June 30, 2020 at $69.5 million and $57.2 million, respectively. During 2020, the Company recorded fair value adjustments to its Convertible Note Hedge Derivative and Embedded Conversion Derivative of $32.2 million and $19.9 million, respectively.

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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with regulatory and commercial sales milestones include the following significant unobservable inputs as of March 31, 2021:

2021
Valuation Technique	Discounted cash flow, Monte Carlo, Probability Simulation
Discount Rate Range	2.6% - 4.2%
Weighted Average Discount Rate	3.4%
Expected Years	2021 - 2025

Contingent consideration liabilities at March 31, 2021 and December 31, 2020 were $141.2 million and $37.0 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$37,041	$42,559
Contingent consideration liability recorded upon acquisition	103,400	—
Change in fair value measurement	881	(2,011)
Contingent consideration paid or settled	(156)	(438)
Fair value measurement at end of period	$141,166	$40,110

During the three months ended March 31, 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. The liabilities are recorded in the Unaudited Consolidated Balance Sheet, commensurate with the respective payable terms. See Notes 4 and 14 to the Unaudited Consolidated Financial Statements for further discussion regarding the contingent consideration liabilities incurred in connection with the acquisition of Simplify Medical.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, right-of-use assets, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of March 31, 2021 and December 31, 2020.

6.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
March 31, 2021:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	11	$381,310	$(182,089)	$199,221
Patents	10	58,611	(27,489)	31,122
Manufacturing know-how and trade secrets	12	21,437	(20,842)	595
Trade name and trademarks	9	25,316	(17,603)	7,713
Customer relationships	9	155,936	(98,073)	57,863
Total intangible assets subject to amortization	10	$642,610	$(346,096)	$296,514

Intangible assets not subject to amortization:
Goodwill				$636,422
Total goodwill and intangible assets, net				$932,936

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2020:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$244,360	$(174,257)	$70,103
Patents	9	40,338	(26,299)	14,039
Manufacturing know-how and trade secrets	12	21,482	(20,481)	1,001
Trade name and trademarks	8	21,950	(16,911)	5,039
Customer relationships	9	156,436	(94,354)	62,082
Total intangible assets subject to amortization	8	$484,566	$(332,302)	$152,264

Intangible assets not subject to amortization:
Goodwill				$559,553
Total goodwill and intangible assets, net				$711,817

During the three months ended March 31, 2021, in connection with acquisition of Simplify Medical, the Company recorded additional amounts to definite-lived intangible assets and goodwill of $164.9 million and $80.6 million, respectively.

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2020
Gross goodwill	$567,853
Accumulated impairment loss	(8,300)
559,553
Changes to gross goodwill
Increases recorded in business combinations	80,619
Changes resulting from foreign currency fluctuations	(3,750)
76,869
March 31, 2021
Gross goodwill	644,722
Accumulated impairment loss	(8,300)
$636,422

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $14.2 million and $13.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Total future amortization expense related to intangible assets subject to amortization at March 31, 2021 is set forth in the table below:

(in thousands)
Remaining 2021	$46,109
2022	53,898
2023	28,752
2024	22,586
2025	21,797
Thereafter through 2038	123,372
Total future amortization expense	$296,514

7.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	March 31, 2021	December 31, 2020
2.25% Senior Convertible Notes due 2021:
Principal amount	$—	$650,000
Unamortized debt discount	—	(3,945)
Unamortized debt issuance costs	—	(752)
	—	645,303
1.00% Senior Convertible Notes due 2023:
Principal amount	450,000	450,000
Unamortized debt discount	—	(46,837)
Unamortized debt issuance costs	(10,046)	(11,049)
	439,954	392,114
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt discount	—	(66,346)
Unamortized debt issuance costs	(10,481)	(9,542)
	439,519	374,112
Total Senior Convertible Notes	$879,473	$1,411,529

Less: Current portion	—	(645,303)
Long-term Senior Convertible Notes	$879,473	$766,226

2.25% Senior Convertible Notes due 2021

In March 2016, the Company issued $650.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021 (the “2021 Notes”). On March 15, 2021 the Company settled in full the 2021 Notes at their scheduled maturity as further discussed below.

The net proceeds from the offering of the 2021 Notes, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Prior to September 14, 2020, the 2021 Notes provided for settlement in cash, stock, or a combination thereof, solely at the Company’s discretion. As of September 14, 2020, combination settlement was deemed to have been elected by the Company. The initial conversion rate of the 2021 Notes was 16.7158 shares per $1,000 principal amount, which was equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. For the year ended December 31, 2020, the Company used the treasury share method for assumed conversion of the 2021 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge (the “2021 Hedge”) and warrants (the “2021 Warrants”) concurrently with the issuance of the 2021 Notes.

At the time of issuance and in accordance with Accounting Standards Codification Topic 470, the embedded conversion feature of the 2021 Notes required bifurcation from the notes and was accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016. As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2021 Notes. The standard also required the Company to use the if-converted method in the calculation of diluted earnings per share. Accordingly, the Company reclassified the unamortized debt discount and corresponding debt issuance costs from its additional paid-in capital to its senior convertible notes within current liabilities in the Unaudited Consolidated Balance Sheet. The impact of the adoption of ASU 2020-06 as of January 1, 2021, resulted in an increase in senior convertible notes and retained earnings of $3.9 million and $47.8 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $0.9 million and $46.1 million, respectively.

The interest expense recognized on the 2021 Notes during the three months ended March 31, 2021 includes $3.0 million and $0.8 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended March 31, 2020 includes $3.7 million, $4.5 million and $0.8 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2021 Notes was 5.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2021 Notes was 2.9%, which included the interest on the notes and debt issuance costs. Interest on the 2021 Notes began accruing upon issuance and was payable semi-annually.

Prior to September 15, 2020, holders could have converted their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of the Company's common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes fell below 98% of the product of (i) the last reported sale price of the Company's common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders could have converted their 2021 Notes at any time (regardless of the foregoing circumstances). The Company had the ability to redeem the 2021 Notes, at its option, in whole or in part beginning on March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of the Company’s common stock had been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. No principal payments were due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes did not contain any financial covenants and did not restrict the Company from paying dividends or issuing or repurchasing any of its other securities.

As of September 15, 2020, holders could have converted their 2021 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. As a result, the 2021 Notes were considered redeemable as of December 31, 2020. A portion of the equity component that was recorded upon the issuance of the 2021 Notes was reclassified to temporary equity in the Consolidated Balance Sheet. Such amount was determined based on the cash considerations to be paid upon conversion and the carrying amount of the debt. The reclassification into temporary equity as of December 31, 2020 was $4.7 million based on the 2021 Notes principal of $650.0 million and the carrying value of $645.3 million.

2021 Hedge

In connection with the offering of the 2021 Notes, the Company entered into the hedge transaction with the initial purchasers of the 2021 Notes and/or their affiliates (the “2021 Counterparties”) entitling the Company to purchase up to 10,865,270 shares of the Company's common stock at an initial stock price of $59.82 per share, each of which was subject to adjustment. The cost of the 2021 Hedge was $111.2 million and accounted for as an equity instrument by recognizing $111.2 million in additional paid-in-capital during 2016. The 2021 Hedge expired on March 15, 2021 and was put in place to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of the Company's common stock exceeded the strike price of the 2021 Hedge. Prior to its expiration, an assumed exercise of the 2021 Hedge by the Company was considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Settlement of the 2021 Notes and 2021 Hedge

On March 15, 2021, the 2021 Notes reached maturity and the Company settled in full the 2021 Notes. The Company received conversion notices from the holders of 1.4% of the 2021 Notes, representing $9.1 million outstanding principal amount thereof (the “Conversions”). The Company paid an aggregate of $649.4 million in cash for the settlement of the 2021 Notes, which included $640.9 million in satisfaction of the outstanding principal of the 2021 Notes and $8.5 million in cash in connection with the settlement of the Conversions. Additionally, in satisfaction of the Conversions, and pursuant to combination settlement, the Company issued 837 shares of common stock in the aggregate to the holders who elected to convert their outstanding notes. The Company funded the repayment of the outstanding principal amount of the 2021 Notes, accrued interest thereon, and the cash component of the Conversions using available cash on hand.

In connection with the settlement of the 2021 Notes, the Company exercised its rights under the convertible note hedge transactions with the 2021 Counterparties on March 15, 2021 and received 842 shares of its own common stock.

1.00% Senior Convertible Notes due 2023

In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023 (the “2023 Notes”). The net proceeds from the offering of the 2023 Notes, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. As of September 10, 2020, the Company used the treasury share method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.

As discussed in Note 5 to the Unaudited Consolidated Financial Statements, at the time of issuance the Embedded Conversion Derivative required bifurcation from the 2023 Notes and was initially accounted for as a liability, which was included in long-term liabilities in the Company’s Unaudited Consolidated Balance Sheet. The fair value of the 2023 Notes Embedded Conversion Derivative was $57.2 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2023 Notes. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing $37.3 million in additional paid-in-capital during 2020. The original issue discount is recognized as interest expense using the effective interest method.

As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2023 Notes. The standard also required the Company to use the if-converted method in the calculation of diluted earnings per share. Accordingly, the Company reclassified the unamortized debt discount from its additional paid-in capital to its senior convertible notes within long-term liabilities in the Unaudited Consolidated Balance Sheet. The impact of the adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase in senior convertible notes and retained earnings of $46.8 million and $7.9 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $11.2 million and $43.5 million, respectively.

The interest expense recognized on the 2023 Notes during the three months ended March 31, 2021 includes $1.1 million and $1.0 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2023 Notes was 6.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2023 Notes is 2.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually.

Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (c) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February- 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions.

The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

2023 Hedge

In connection with the sale of the 2023 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions (the “2023 Counterparties”), entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset, which was included in long-term assets in the Company’s Unaudited Consolidated Balance Sheet. The cost of the 2023 Hedge was $69.5 million. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing a reduction of $37.3 million in additional paid-in-capital during 2020. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2023 Hedge. An assumed exercise of the 2023 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

0.375% Senior Convertible Notes due 2025

In March 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025 (the “2025 Notes”). The net proceeds from the offering of the 2025 Notes, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2025 Notes is 10.7198  shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. For the year ended December 31, 2020, the Company used the treasury share method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge (the “2025 Hedge”) and warrants (the “2025 Warrants”) concurrently with the issuance of the 2025 Notes.

At the time of issuance and in accordance with Accounting Standards Codification Topic 470, the embedded conversion feature of the 2025 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $78.3 million in additional paid-in-capital during 2020. As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2025 Notes. The standard also required the Company to use the if-converted method in the calculation of diluted earnings per share. Accordingly, the Company reclassified the unamortized debt discount and corresponding debt issuance costs from its additional paid-in capital to its senior convertible notes within long-term liabilities in the Unaudited Consolidated Balance Sheet. The impact of the adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase in senior convertible notes and retained earnings of $64.7 million and $8.8 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $15.9 million and $57.6 million, respectively.

The interest expense recognized on the 2025 Notes during the three months ended March 31, 2021 includes $0.4 million and $0.7 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the three months ended March 31, 2020 includes $0.1 million, $1.2 million and $0.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2025 Notes was 4.9%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2025 Notes is 1.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

2025 Hedge

In connection with the sale of the 2025 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2025 Notes and other financial institutions (the “2025 Counterparties”), entitling the Company to purchase up to 4,823,910 shares of the Company’s common stock at an initial stock price of $93.29 per share, each of which is subject to adjustment. The cost of the 2025 Hedge was $78.3 million and accounted for as an equity instrument by recognizing $78.3 million in additional paid-in-capital during 2020. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025. The 2025 Hedge is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge. An assumed exercise of the 2025 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of March 31, 2021 and December 31, 2020.

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

8.    Shareholders’ Equity

In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. Under this program, the Company is authorized to repurchase common stock in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, the Company announced that the Board of Directors increased the share repurchase authorization from $100 million to $150 million of the Company’s common stock through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million. As of March 31, 2021, $75.0 million remained authorized under the share repurchase program.

On September 10, 2020, upon obtaining stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 120,000,000 shares to 150,000,000 shares.

9.    Stock-Based Compensation

The compensation cost (benefit) that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Selling, general and administrative expense (benefit)	$5,975	$(4,161)
Research and development expense	1,651	1,323
Cost of sales	83	(20)
Stock-based compensation expense (benefit) before taxes	7,709	(2,858)
Related income tax (benefit) expense	(1,409)	1,078
Stock-based compensation expense (benefit), net of taxes	$6,300	$(1,780)

At March 31, 2021, there was $60.6 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 3,000 shares of common stock, before net share settlement, upon vesting of RSUs during the three months ended March 31, 2021. The Company did not have any PRSUs vest during the three months ended March 31, 2021. The Company issued approximately 270,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2020.

Stock Options and Employee Stock Purchase Plan

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended March 31,
	2021	2020
ESPP
Volatility	49%	30%
Expected term (years)	0.5	0.5
Risk free interest rate	0.1%	1.6%
Expected dividend yield	—%	—%

Under the terms of the ESPP, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date.

The Company has not granted any options since 2011. As of December 31, 2020, the Company did not have any outstanding stock options. The Company issued approximately 16,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2020.

10.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2021, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax expense from return to provision adjustments, tax benefit related to disqualified disposition of share-based payments, valuation allowance adjustments, cancellation of debt on settlement of convertible debt, uncertain tax reserves and miscellaneous tax payments, net of refunds. The Company’s effective tax rate recorded for the three months ended March 31, 2021 was 8%.

In accordance with the disclosure requirements as described in ASC 740, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $0.6 million during the three months ended March 31, 2021, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.8 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for the 2014 – 2016 tax years, Florida for the 2016 – 2018 tax years and Massachusetts for the 2017 – 2018 tax years. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2016 and 2013 forward, respectively.

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

Net sales by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Spinal hardware	$204,558	$190,869
Surgical support	66,691	69,012
Total net sales	$271,249	$259,881

Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales		Property and Equipment, Net
	Three Months Ended March 31,		March 31,	December 31,
(in thousands)	2021	2020	2021	2020
United States	$208,098	$204,032	$238,175	$239,802
International (excludes Puerto Rico)	63,151	55,849	47,981	46,567
Total	$271,249	$259,881	$286,156	$286,369

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded in the Unaudited Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of March 31, 2021 and December 31, 2020.

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

The table below summarizes the Company’s right-of-use assets and lease liabilities as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Assets
Operating	$101,980	$102,270
Financing	2,636	2,956
Total leased assets	$104,616	$105,226

Liabilities
Current:
Operating	$8,288	$7,875
Financing	1,371	1,355
Long-term:
Operating	111,200	111,634
Financing	1,466	1,812
Total lease liabilities	$122,325	$122,676

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	12.5	12.8
Weighted-average remaining lease term (years) - finance leases	2.0	2.2
Weighted-average discount rate - operating leases	5.4%	5.4%
Weighted-average discount rate - finance leases	4.9%	4.9%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended March 31,
(in thousands, except years and rates)	2021	2020
Lease expense:
Operating lease expense	$3,911	$3,507
Finance lease expense:
Depreciation of right-of-use assets	327	258
Interest expense on lease liabilities	32	28
Total lease expense	$4,270	$3,793

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$3,619	$3,296
Operating cash flows used for financing leases	32	28
Financing cash flows used for financing leases	334	247
Total cash paid for amounts included in the measurement of lease liabilities	$3,985	$3,571

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$2,231	$39,262

The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2021 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2021	$1,098	$10,900
2022	1,396	14,186
2023	465	13,448
2024	8	12,269
2025	—	10,907
Thereafter	—	106,694
Total minimum lease payments	$2,967	$168,404
Less: amount representing interest	(130)	(48,916)
Present value of obligations under leases	2,837	119,488
Less: current portion	(1,371)	(8,288)
Long-term lease obligations	$1,466	$111,200

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At March 31, 2021, future commitments for such key executives were approximately $16.4 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

14.    Subsequent Events

On April 1, 2021, the Simplify Cervical Artificial Disc received approval from the U.S. Food and Drug Administration for two-level cervical total disc replacement. This approval resulted in the achievement of the regulatory milestone pursuant to the terms of the Company’s February 2021 acquisition of Simplify Medical. The Company made a payment of $45.8 million on April 20, 2021 for the regulatory milestone using available cash on hand. Additional milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical artificial disc technology, will become payable in calendar years 2023, 2024 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This quarterly report on Form 10-Q (“Quarterly Report”), including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

•	the value proposition of our products and procedural solutions;
•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;
•	our operating results;
•	our plans for future product developments and enhancements of existing products;
•	anticipated growth and trends in our business;
•	third party reimbursement policies and practices;
•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•	our belief that our cash and cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements;
•	the impact of global economic conditions and public health crises and epidemics, such as the COVID-19 pandemic, on our business;
•	our expectations regarding our customers and the adoption of our products and procedures;
•	our beliefs and expectations regarding our market penetration and expansion efforts;
•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;
•	our anticipated trends, product pricing pressure, competitive tactics and other challenges in the markets in which we operate; and
•	our expectations and beliefs regarding and the impact of policy changes, investigations, claims and litigation.

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission (the “SEC”) filings. We assume no obligation to update any forward looking statements to reflect new information, future events or circumstances or otherwise.

This information should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

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

We have also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. Our capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse, which is pending regulatory clearance in the U.S. and in Europe, integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future.

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

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. The cumulative effect of these disruptions had a significant impact on our business during the year ended December 31, 2020 and the three months ended March 31, 2021, and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Sales and Operations

The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IONM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IONM services are recognized in the period the service is performed for the amount of payment we expect to receive. We make available surgical access instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Selling or leasing of capital equipment does not make up a material portion of our total net sales.

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

Results of Operations

Net Sales

	March 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$204,558	$190,869	$13,689	7%
Surgical support	66,691	69,012	(2,321)	(3)%
Total net sales	$271,249	$259,881	$11,368	4%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Further, the COVID-19 pandemic has led to a significant reduction in procedural volumes in 2021, and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.

Net sales from our spinal hardware product line offerings increased $13.7 million, or 7%, during the three months March 31, 2021, compared to the same period in 2020. Product volume in spinal hardware increased our net sales by approximately 6%, offset by unfavorable pricing changes of approximately 1% during the three months ended March 31, 2021, compared to the same period in 2020. Foreign currency fluctuation increased our spinal hardware net sales by approximately 2% during the three months ended March 31, 2021, compared to the same period in 2020.

Net sales from our surgical support product line offerings decreased $2.3 million, or 3%, during the three months ended March 31, 2021, compared to the same period in 2020. Product and service volume in surgical support decreased our net sales by approximately 2% for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to varying recovery rates of certain procedures as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% for the three months ended March 31, 2021, compared to the same period in 2020. Foreign currency fluctuation had an insignificant impact on net sales from surgical support for the periods presented.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Cost of sales	$71,811	$71,865	$(54)	(0)%
% of total net sales	26%	28%		(2)%

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

Cost of sales remained consistent during the three months ended March 31, 2021, compared to the same period in 2020. However, cost of sales as a percentage of net sales decreased by 2% compared to same period in 2020. This decrease was due to a reduction in cost of sales as a result of favorable manufacturing absorption from in-sourced products and improved throughput and plant efficiencies, offset by higher costs associated with higher net sales during the three months ended March 31, 2021, compared to the prior year period. Additionally, our reserve for excess and obsolete inventory declined by $2.6 million, compared to the same period in 2020, which is primarily attributable to updates to our estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic.

Operating Expenses

	Three Months Ended
	March 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Selling, general and administrative	$145,954	$130,231	$15,723	12%
% of total net sales	54%	50%
Research and development	22,224	18,257	3,967	22%
% of total net sales	8%	7%
Amortization of intangible assets	13,337	12,649	688	5%
Business transition costs	5,584	(1,440)	7,024	488%

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

Selling, general and administrative expenses increased by $15.7 million, or 12%, during the three months ended March 31, 2021, compared to the same period in 2020. The increase during the three months ended March 31, 2021 is primarily due to increased compensation costs, including stock-based compensation, partially offset by reduced travel and legal expenses associated with certain ongoing litigation matters during the three months ended March 31, 2021, compared to the same period in 2020.

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

Research and development expense increased by $4.0 million, or 22%, during the three months ended March 31, 2021, compared to the same period in 2020. The increase in spending is primarily due to higher compensation-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on assessment of the likelihood and amount of contingent milestone achievement, resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period.

During the three months ended March 31, 2021, we recorded $5.6 million of costs related to acquisition, integration and business transition activities, which included $0.9 million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions. We incurred $3.9 million of costs associated with the acquisition of Simplify Medical in the first quarter of 2021.

During the three months ended March 31, 2020, we recorded a reduction of costs of $(1.4) million related to acquisition, integration and business transition activities, which included $(2.1) million of fair value adjustments on contingent consideration liabilities associated with our 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	March 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Interest income	$87	$731	$(644)	(88)%
Interest expense	(8,030)	(11,517)	3,487	(30)%
Other income (expense), net	(12,526)	(7,408)	(5,118)	69%
Total interest and other expense, net	$(20,469)	$(18,194)	$(2,275)	13%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments, our pro rata allocation of net income or loss from our equity method investments, and net foreign currency exchange gains and losses. Total interest and other expense, net increased by $2.3 million during the three months ended March 31, 2021, as compared to the same period in 2020. The increase is primarily due to an increase in unrealized foreign currency losses of $6.8 million for the three months ended March 31, 2021, primarily associated with intercompany receivables and payables established upon the acquisition of Simplify Medical. Offsetting this increase is a $1.4 million loss recognized from strategic investments during the three months ended March 31, 2020 and a reduction in interest expense for the three months ended March 31, 2021, associated with our accretion of the debt discount for our Senior Convertible Notes due 2021 and 2025 due to the adoption of ASU 2020-06.

Income Tax (Benefit) Expense

	March 31,
(in thousands, except %)	2021	2020
Three Months Ended
Income tax (benefit) expense	$(620)	$4,827
Effective income tax rate	8%	48%

The provision for income tax (benefit) expense as a percentage of pre-tax income from continuing operations was 8% for the three months ended March 31, 2021, compared with 48% for the three months ended March 31, 2020. The reduced rate during the three months ended March 31, 2021 was primarily due to a decrease in income tax credits, an increase in limitations on executive compensation deductions, and increased non-deductible acquisition costs, offset by a decrease in valuation allowances, non-deductible meals and entertainment deductions and an increase in windfall tax benefits on share-based payments.

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

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations from operations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in United States dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of March 31, 2021, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $51.8 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the United States. As of March 31, 2021, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $47.8 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims that are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate for a particular legal proceeding or investigation could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources.

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

On February 24, 2021, we completed the acquisition of Simplify Medical, a developer of cervical artificial disc technology for cervical total disc replacement procedures. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. On April 1, 2021, the Simplify Cervical Artificial Disc received approval from the U.S. Food and Drug Administration for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone. We made a payment of $45.8 million on April 20, 2021 for the regulatory milestone using available cash. Additional milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical artificial disc technology, will become payable in calendar years 2023, 2024 and 2025.

Cash, cash equivalents and short-term investments were $233.9 million and $1.0 billion at March 31, 2021 and December 31, 2020, respectively. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Given the impact the COVID-19 pandemic has had on demand for elective surgical procedures, we took temporary actions during 2020 to reduce operating expenses and preserve liquidity, such as reducing compensation for our directors and executive officers, limiting discretionary spend, and adjusting manufacturing capacity based upon demand. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, and also as a result of certain acquisition-related obligations and milestone achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the COVID-19 crisis, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 crisis, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

The decrease in liquidity during the three months ended March 31, 2021 of $796.2 million was primarily a result of cash outflows of $649.4 million related to the settlement of our Senior Convertible Notes due 2021, and the acquisition of Simplify Medical for $149.4 million (net of cash acquired). At March 31, 2021, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $31.6 million for the three months ended March 31, 2021, compared to $5.2 million for the same period in 2020. The $26.4 million increase in cash provided by operating activities was primarily due to increased operational cash flows in 2021 related primarily to a reduction in payments for compensation related accruals and timing of spending for inventory purchases during the three months ended March 31, 2021, compared to the same period in 2020.

Cash Flows from Investing Activities

Cash used in investing activities was $2.7 million for the three months ended March 31, 2021, compared to $30.6 million used for the same period in 2020. The $27.9 million decrease in cash used in investing activities was primarily due to proceeds of $173.0 million from the sales and maturities of marketable securities, partially offset by a $149.4 million cash payment (net of cash received) for the acquisition of Simplify Medical during the three months ended March 31, 2021.

Cash Flows from Financing Activities

Cash used in financing activities was $649.8 million for the three months ended March 31, 2021, compared to $326.1 million provided from financing activities for the same period in 2020. The $975.9 million increase in cash used in financing activities was primarily due to the $649.4 million payment to settle our Senior Convertible Notes due 2021 during the three months ended March 31, 2021. In the first quarter of 2020, we issued $450.0 million of Senior Convertible Notes due 2025, receiving net proceeds of $437.7 million, which were offset by $47.1 million of net cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with the Senior Convertible Notes due 2025. Additionally, treasury stock purchases decreased by $78.8 million during the three months ended March 31, 2021, compared to the same period in 2020.

Treasury stock purchases related to equity award vesting totaled $0.1 million during the three months ended March 31, 2021. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

2.25% Senior Convertible Notes due 2021

In March 2016, we issued $650.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, which we refer to as the 2021 Notes. The net proceeds from the offering, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Interest on the 2021 Notes began accruing upon issuance and was payable semi-annually. Prior to September 14, 2020, the 2021 Notes provided for settlement in cash, stock, or a combination thereof, solely at our discretion. As of September 14, 2020, combination settlement was deemed to have been elected by us and the 2021 Notes will be settled by satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2021 Notes was 16.7158 shares per $1,000 principal amount, which was equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. Prior to September 15, 2020, holders could have converted their 2021 Notes only under the following conditions: (a) during any calendar quarter beginning June 30, 2016, if the reported sale price of our common stock for at least 20 days out of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than 130% of the conversion price on each applicable trading day; (b) during the five business day period in which the trading price of the 2021 Notes fell below 98% of the product of (i) the last reported sale price of our common stock and (ii) the conversion rate on that date; and (c) upon the occurrence of specified corporate events, as defined in the 2021 Notes. From September 15, 2020 and until the close of business on the second scheduled trading day immediately preceding March 15, 2021, holders could have converted their 2021 Notes at any time (regardless of the foregoing circumstances). The 2021 Notes can no longer be redeemed by us. We previously had the ability to redeem the 2021 Notes, at our option, in whole or in part beginning on March 20, 2019 until the close of business on the business day immediately preceding September 15, 2020 if the last reported sale price of our common stock had been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. No principal payments were due on the 2021 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2021 Notes did not contain any financial covenants and did not restrict us from paying dividends or issuing or repurchasing any of our other securities. As of September 15, 2020, holders could have converted their 2021 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

In connection with the offering of the 2021 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2021 Hedge, and warrants, which we refer to as the 2021 Warrants. The 2021 Hedge was entered into with the initial purchasers of the 2021 Notes and/or their affiliates, which we refer to as the 2021 Counterparties, entitling us to purchase up to 10,865,270 shares of our own common stock at an initial stock price of $59.82 per share, each of which was subject to adjustment. The cost of the 2021 Hedge was $111.2 million. The 2021 Hedge expired on March 15, 2021 and was put in place to reduce the potential equity dilution upon conversion of the 2021 Notes when the daily volume-weighted average price per share of our common stock exceeded the strike price of the 2021 Hedge. Prior to its expiration, an assumed exercise of the 2021 Hedge was considered anti-dilutive since the effect of the inclusion is always anti-dilutive with respect to the calculation of diluted earnings per share. On March 15, 2021, we exercised our rights under certain convertible note hedge transactions and received 842 shares of our common stock.

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

On March 15, 2021, the 2021 Notes reached maturity and we settled in full the 2021 Notes. We received conversion notices from the holders of 1.4% of the 2021 Notes, representing $9.1 million outstanding principal amount thereof, which we refer to as the Conversions. We paid an aggregate of $649.4 million in cash for the settlement of the 2021 Notes, which included $640.9 million in satisfaction of the outstanding principal of the 2021 Notes and $8.5 million in cash in connection with the settlement of the Conversions. Additionally, in satisfaction of the Conversions, and pursuant to combination settlement, we issued 837 shares of common stock in the aggregate to the holders who elected to convert their outstanding notes. We funded the repayment of the outstanding principal amount of the 2021 Notes, accrued interest thereon, and the cash component of the Conversions using available cash on hand.

1.00% Senior Convertible Notes due 2023

In June 2020, we issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as we did not have enough available shares and were unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, we held a Special Meeting of Stockholders and received stockholder approval to amend our Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of our common stock authorized for issuance, we currently have sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of March 31, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

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

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of March 31, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, we incurred issuance costs which will be amortized over the term of the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of March 31, 2021 and December 31, 2020.

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

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of March 31, 2021, we are in compliance with the 2020 Credit Agreement covenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of March 31, 2021, other than the aforementioned settlement of the 2021 Notes, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, other than the aforementioned additional exposure to fluctuations to the Australian dollar as a result of our acquisition of Simplify Medical, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2021. Based on such evaluation, our management has concluded that as of March 31, 2021, the Company’s disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2021, the 2021 Notes reached maturity and we settled in full the 2021 Notes. In connection with the settlement of the 2021 Notes, we received conversion notices from the holders of 1.4% of the 2021 Notes, representing $9.1 million outstanding principal amount thereof, which we refer to as the Conversions. In satisfaction of the Conversions, and pursuant to combination settlement, we paid $8.5 million in cash and issued 837 shares of common stock in the aggregate to the holders who elected to convert their outstanding notes. The shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Additionally, in connection with the settlement of the 2021 Notes, we exercised our rights under certain convertible note hedge transactions on March 15, 2021 and received 842 shares of our common stock. The convertible note hedge transactions were previously entered into between us and the initial purchasers of the 2021 Notes and/or their affiliates in connection with the offering of the 2021 Notes.

Periods	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 – January 31, 2021	—	—	—	—
February 1, 2021 – February 28, 2021	—	—	—	—
March 1, 2021 – March 31, 2021	842	$62.38	—	—
(1)

All share purchases were made pursuant to the convertible note hedge transactions previously entered into between us and the initial purchasers of the 2021 Notes and/or their affiliates in connection with the offering of the 2021 Notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2020)
3.4	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.5	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.6	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#	Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2021
10.2 #	Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2021
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

#	Indicates management contract or compensatory plan.
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

NUVASIVE, INC.

Date: May 5, 2021	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: May 5, 2021	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer