Form 10-Q
period 2021-06-30
NUVASIVE INC
filed 2021-07-28
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 26, 2021, there were 51,664,749 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$204,138	$856,869
Short-term marketable securities	—	173,145
Accounts receivable, net of allowances of $20,881 and $20,631, respectively	216,915	207,071
Inventory, net	319,734	300,623
Prepaid income taxes	3,990	4,727
Prepaid expenses and other current assets	20,971	19,749
Total current assets	765,748	1,562,184
Property and equipment, net	295,779	286,369
Intangible assets, net	278,097	152,264
Goodwill	636,727	559,553
Operating lease right-of-use assets	105,983	102,270
Deferred tax assets	46,699	15,755
Restricted cash and investments	1,494	1,494
Other assets	15,946	13,193
Total assets	$2,146,473	$2,693,082
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,702	$110,401
Contingent consideration liabilities	7,404	7,289
Accrued payroll and related expenses	64,902	63,421
Operating lease liabilities	9,404	7,875
Income tax liabilities	1,320	2,073
Senior convertible notes	—	645,303
Total current liabilities	193,732	836,362
Long-term senior convertible notes	881,381	766,226
Deferred tax liabilities	2,798	2,807
Operating lease liabilities	114,490	111,634
Contingent consideration liabilities	92,966	29,752
Other long-term liabilities	20,205	22,686
Commitments and contingencies
Redeemable equity component of senior convertible notes	—	4,697
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at June 30, 2021 and December 31, 2020; 58,332 shares issued and 51,665 outstanding at June 30, 2021; 57,945 shares issued and 51,376 outstanding at December 31, 2020	62	62
Additional paid-in capital	1,420,277	1,550,001
Accumulated other comprehensive loss	(7,622)	(7,585)
Retained earnings	104,083	45,322
Treasury stock at cost; 6,667 shares and 6,569 shares at June 30, 2021 and December 31, 2020, respectively	(675,899)	(668,882)
Total equity	840,901	918,918
Total liabilities and equity	$2,146,473	$2,693,082

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2021	2020	2021	2020
Net sales:
Products	$266,763	$183,664	$512,214	$418,351
Services	28,065	19,948	53,863	45,142
Total net sales	294,828	203,612	566,077	463,493
Cost of sales (excluding below amortization of intangible assets):
Products	58,584	64,373	111,886	116,018
Services	19,696	16,132	38,205	36,352
Total cost of sales	78,280	80,505	150,091	152,370
Gross profit	216,548	123,107	415,986	311,123
Operating expenses:
Selling, general and administrative	157,397	126,444	303,351	256,675
Research and development	21,764	19,406	43,988	37,663
Amortization of intangible assets	15,088	12,675	28,425	25,324
Purchase of in-process research and development	—	1,011	—	1,011
Business transition costs	11,553	874	17,137	(566)
Total operating expenses	205,802	160,410	392,901	320,107
Interest and other expense, net:
Interest income	9	304	96	1,035
Interest expense	(4,388)	(16,524)	(12,418)	(28,041)
Other income (expense), net	1,269	(11,662)	(11,257)	(19,070)
Total interest and other expense, net	(3,110)	(27,882)	(23,579)	(46,076)
Income (loss) before income taxes	7,636	(65,185)	(494)	(55,060)
Income tax (expense) benefit	(5,837)	15,170	(5,217)	10,343
Consolidated net income (loss)	$1,799	$(50,015)	$(5,711)	$(44,717)

Net income (loss) per share:
Basic	$0.03	$(0.98)	$(0.11)	$(0.87)
Diluted	$0.03	$(0.98)	$(0.11)	$(0.87)
Weighted average shares outstanding:
Basic	51,567	51,224	51,473	51,531
Diluted	52,211	51,224	51,473	51,531

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2021	2020	2021	2020
Consolidated net income (loss)	$1,799	$(50,015)	$(5,711)	$(44,717)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	(48)	(13)	(48)
Translation adjustments, net of tax	1,517	1,100	(24)	(2,709)
Other comprehensive income (loss)	1,517	1,052	(37)	(2,757)
Total consolidated comprehensive income (loss)	$3,316	$(48,963)	$(5,748)	$(47,474)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Total
(unaudited)	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Stockholders' Equity
Balance at December 31, 2020	57,945	$62	$1,550,001	$(7,585)	$45,322	(6,569)	$(668,882)	$918,918
Adjustment for modified retrospective adoption of accounting standard	—	—	(147,161)	—	64,472	—	—	(82,689)
Issuance of common stock under employee and director equity option and purchase plans	4	—	(6)	—	—	(1)	(55)	(61)
Stock-based compensation expense	—	—	7,709	—	—	—	—	7,709
Settlement of convertible note hedge	(1)	—	53	—	—	—	(53)	—
Equity component of convertible note settlement	1	—	574	—	—	—	—	574
Consolidated net loss	—	—	—	—	(7,510)	—	—	(7,510)
Other comprehensive loss	—	—	—	(1,554)	—	—	—	(1,554)
Balance at March 31, 2021	57,949	$62	$1,411,170	$(9,139)	$102,284	(6,570)	$(668,990)	$835,387
Issuance of common stock under employee and director equity option and purchase plans	383	—	3,809	—	—	(97)	(6,909)	(3,100)
Stock-based compensation expense	—	—	5,298	—	—	—	—	5,298
Consolidated net income	—	—	—	—	1,799	—	—	1,799
Other comprehensive income	—	—	—	1,517	—	—	—	1,517
Balance at June 30, 2021	58,332	$62	$1,420,277	$(7,622)	$104,083	(6,667)	$(675,899)	$840,901

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Total
(unaudited)	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Stockholders' Equity
Balance at December 31, 2019	57,525	$62	$1,429,854	$(9,418)	$82,475	(5,380)	$(587,766)	$915,207
Issuance of common stock under employee and director equity option and purchase plans	167	—	119	—	—	(59)	(3,937)	(3,818)
Stock-based compensation expense	—	—	2,786	—	—	—	—	2,786
Tax benefits related to convertible note issuance	—	—	484	—	—	—	—	484
Shares repurchased	—	—	—	—	—	(1,085)	(75,000)	(75,000)
Sale of warrants	—	—	47,070	—	—	—	—	47,070
Convertible note hedge	—	—	(78,300)	—	—	—	—	(78,300)
Equity component of convertible note issuance	—	—	78,268	—	—	—	—	78,268
Debt issuance costs attributable to convertible feature	—	—	(1,987)	—	—	—	—	(1,987)
Consolidated net income	—	—	—	—	5,298	—	—	5,298
Other comprehensive loss	—	—	—	(3,809)	—	—	—	(3,809)
Balance at March 31, 2020	57,692	$62	$1,478,294	$(13,227)	$87,773	(6,524)	$(666,703)	$886,199
Issuance of common stock under employee and director equity option and purchase plans	87	—	3,871	—	—	(4)	(208)	3,663
Stock-based compensation expense	—	—	7,081	—	—	—	—	7,081
Sale of warrants	—	—	46,845	—	—	—	—	46,845
Debt issuance costs attributable to convertible feature	—	—	65	—	—	—	—	65
Consolidated net loss	—	—	—	—	(50,015)	—	—	(50,015)
Other comprehensive income	—	—	—	1,052	—	—	—	1,052
Balance at June 30, 2020	57,779	$62	$1,536,156	$(12,175)	$37,758	(6,528)	$(666,911)	$894,890

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
(unaudited)	2021	2020
Operating activities:
Consolidated net loss	$(5,711)	$(44,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,954	70,138
Amortization of non-cash interest	4,721	18,573
Stock-based compensation	13,007	2,235
Reserves on current assets	8,716	33,148
Purchase of in-process research and development	—	1,011
Net (gain) loss on strategic investments	(2,101)	1,411
Net loss on change in fair value of derivatives	—	12,301
Net loss from foreign currency adjustments	13,402	5,255
Other non-cash adjustments	13,206	2,431
Deferred income taxes	(2,942)	(5,712)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,541)	25,132
Inventory	(20,442)	(32,997)
Prepaid expenses and other current assets	(1,589)	(2,727)
Accounts payable and accrued liabilities	(5,244)	1,319
Accrued payroll and related expenses	1,902	(44,388)
Income taxes	58	(9,306)
Net cash provided by operating activities	79,396	33,107
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	(149,463)	—
Payment of contingent consideration for Simplify Medical	(45,850)	—
Acquisitions and investments	(500)	—
Purchases of intangible assets	(1,200)	(2,490)
Purchases of property and equipment	(53,483)	(52,065)
Purchases of marketable securities	—	(130,096)
Proceeds from sales of marketable securities	127,023	—
Proceeds from maturities of marketable securities	46,000	—
Other investing activities	180	—
Net cash used in investing activities	(77,293)	(184,651)
Financing activities:
Proceeds from the issuance of common stock	3,803	3,871
Purchases of treasury stock	(6,964)	(79,026)
Payment of contingent consideration	(3)	(7,053)
Proceeds from issuance of convertible debt, net of issuance costs	—	874,404
Proceeds from sale of warrants	—	93,915
Purchases of convertible note hedges	—	(147,825)
Payments upon settlement of senior convertible notes	(649,426)	—
Other financing activities	(671)	(2,307)
Net cash (used in) provided by financing activities	(653,261)	735,979
Effect of exchange rate changes on cash	(1,573)	(696)
(Decrease) increase in cash, cash equivalents and restricted cash	(652,731)	583,739
Cash, cash equivalents and restricted cash at beginning of period	858,363	214,528
Cash, cash equivalents and restricted cash at end of period	$205,632	$798,267

See accompanying Notes to Unaudited Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$204,138	$796,773
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statement of Cash Flows	$205,632	$798,267

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

The Company has also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. The Company’s capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse, which has received CE certification in Europe and is pending regulatory clearance in the U.S., integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future. Selling and leasing of capital equipment do not make up a material portion of the Company’s total net sales.

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

In December 2019, a novel strain of coronavirus which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. The cumulative effect of these disruptions had a significant impact on the Company’s business during the year ended December 31, 2020 and the six months ended June 30, 2021, and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. During the three months ended June 30, 2021, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. However, the COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified transition method that allows for a cumulative-effect adjustment in the period of adoption, and did not restate prior periods. As a result of the adoption, the Company increased its senior convertible debt liabilities and retained earnings on January 1, 2021 by $115.4 million and $64.5 million, respectively, and decreased its deferred tax liabilities and additional paid-in capital by $28.0 million and $147.2 million, respectively. In addition, as a result of the adoption, dilutive net income per share increased by $0.13 for the three months ended June 30, 2021, and diluted loss per share decreased by $0.31 for the six months ended June 30, 2021. See Note 7 to the Unaudited Consolidated Financial Statements for further discussion on the adoption of ASU 2020-06.

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

The following table summarizes the changes in the allowance for credit losses:

(in thousands)	June 30, 2021	June 30, 2020
Allowance for credit losses at January 1	$9,646	$9,423
Current-period provision for expected losses	1,440	1,441
Write-offs charged against the allowance	(427)	(406)
Recoveries of amounts previously written off	5	48
Changes resulting from foreign currency fluctuations	(39)	(80)
Allowance for credit losses at end of period	$10,625	$10,426

Inventory, Net

Net inventory as of June 30, 2021 consisted of $296.4 million of finished goods, $10.8 million of work in progress and $12.5 million of raw materials. Net inventory as of December 31, 2020 consisted of $285.4 million of finished goods, $7.3 million of work in progress and $7.9 million of raw materials.

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

For the three and six months ended June 30, 2021, the Company recorded a reserve for excess and obsolete inventory of $5.3 million and $8.0 million, respectively, and $25.2 million and $30.5 million, for the three and six months ended June 30, 2020, respectively.  The decrease is primarily attributable to updates to the Company’s estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions.

Derivative Financial Instruments

The Company recognizes all derivative instruments as assets or liabilities in its Unaudited Consolidated Balance Sheets and measures these instruments at fair value by revaluing these assets and liabilities at the end of each reporting period. Gains and losses are recorded as a component of other income (expense), net in the Unaudited Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $7.6 million at both June 30, 2021 and December 31, 2020.

Product Shipment Costs

Product shipment costs, included in selling, general and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $8.0 million and $15.1 million for the three and six months ended June 30, 2021, respectively, and $5.7 million and $12.1 million for the three and six months ended June 30, 2020, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.

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

During the three months ended June 30, 2021, the Company recorded $11.6 million of costs related to acquisition, integration and business transition activities, which included $5.1 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.

During the six months ended June 30, 2021, the Company recorded $17.1 million of costs related to acquisition, integration and business transition activities, which included $6.0 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions as well as $3.9 million of costs associated with the 2021 acquisition of Simplify Medical.

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

2.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted consolidated net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,799	$(50,015)	$(5,711)	$(44,717)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	51,567	51,224	51,473	51,531
Dilutive potential common stock outstanding:
Restricted stock units	644	—	—	—
Weighted average common shares outstanding for diluted	52,211	51,224	51,473	51,531
Basic net income (loss) per share	$0.03	$(0.98)	$(0.11)	$(0.87)
Diluted net income (loss) per share	$0.03	$(0.98)	$(0.11)	$(0.87)

The following weighted average outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Stock options, employee stock purchase plan, and restricted stock units	107	1,112	1,382	621
Warrants	20,943	18,783	21,011	17,236
Senior Convertible Notes	10,169	15,689	10,169	10,257
Total	31,219	35,584	32,562	28,114

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

The Company did not hold any investments in marketable debt securities as of June 30, 2021. The Company’s marketable debt securities as of December 31, 2020 all had contractual maturities due within one year. The carrying value and amortized cost of the Company’s marketable debt securities, summarized by major security type, consisted of the following:

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

Acquisition of Simplify Medical Pty Limited

On February 24, 2021, the Company, through its indirect wholly-owned subsidiary, NuVasive (AUST/NZ) Pty Limited, acquired all of the stock interest in Simplify Medical Pty Limited (“Simplify Medical”), a developer of cervical artificial disc technology for cervical total disc replacement procedures. Simplify Medical now operates as a wholly-owned subsidiary of the Company. The Company agreed to make an upfront payment of $150.0 million, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. In April 2021, the Simplify Cervical Artificial Disc received approval from the U.S. Food and Drug Administration for two-level cervical total disc replacement, resulting in the Company’s payment of $45.8 million for the achievement of the regulatory milestone. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical artificial disc technology, will become payable in calendar years 2023, 2024 and 2025. In connection with the closing, the Company paid $151.0 million, which included additional amounts for customary purchase price adjustments, using available cash on hand.

The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values is as follows:

(in thousands)
Cash paid for purchase	$151,026

Cash	1,563
Accounts receivable	203
Inventory	6,710
Other current assets	568
Property, plant and equipment, net	381
Definite-lived intangible assets:
Developed technology	141,700
Patents	19,000
Trade names	3,500
Goodwill	81,125
Other assets	7
Contingent consideration liabilities	(103,400)
Accounts payable, accrued expenses and other	(331)
$151,026

Goodwill recognized in this transaction is not deductible for tax purposes. Goodwill largely consists of expected net sales synergies resulting from the combination of product portfolios, use of the Company’s existing commercial infrastructure to expand sales of Simplify Medical’s products, and the assembled workforce. The intangible assets acquired are being amortized on a straight-line basis over useful lives of seventeen years, ten years, and fifteen years for developed technology-based intangible assets, patent-related intangible assets, and trade name related intangible assets, respectively. The estimated fair values of the intangible assets acquired were primarily determined using the income approach based on significant inputs that were not observable.

In connection with the acquisition, contingent consideration liabilities of $103.4 million were recorded, as of March 31, 2021, for the potential regulatory and net sales-based milestone payments. The fair value of the contingent liability related to the regulatory milestone payment was determined using the probability approach based on the probability of the approval being achieved as of various periods. The fair value of the contingent liability relating to the net sales-based milestone payments was determined using the Monte Carlo simulation based on specific net sales achievement scenarios and discount factors. Changes in fair value of the contingent liabilities over the measurement period will be recorded in the results of operations in the Consolidated Statements of Operations. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities.

Acquisition costs of $3.9 million were included in the Unaudited Consolidated Statement of Operations as business transition costs. The Company’s results of operations for the three and six months ended June 30, 2021 include the operating results of Simplify Medical since the date of acquisition, within the Unaudited Consolidated Statement of Operations. Net sales of acquired products represent an immaterial amount of the Company’s total net sales for the three and six months ended June 30, 2021.

The following table presents the unaudited pro forma results for the three and six months ended June 30, 2021 and June 30, 2020. The unaudited pro forma financial information combines the results of operations of the Company and Simplify Medical as though the companies had been combined as of January 1, 2020. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination. The adjustments relating to amortization charges for acquired intangible assets were zero and $1.7 million for the three and six months ended June 30, 2021, and $2.1 million and $4.3 million for the three and six months ended June 30, 2020, respectively. Adjustments for increased fair value of acquired inventory were zero and $0.4 million for the three and six months ended June 30, 2021. The six months ended June 30, 2020 also includes an adjustment of $17.5 million for acquisition related expenses.  All periods presented include related tax effects to pre-tax income. Simplify Medical’s net sales represent an immaterial amount of the combined net sales for the three and six months ended June 30, 2021 and 2020. The pre-acquisition accounting policies of Simplify Medical were materially similar to the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$1,799	$(54,836)	$(9,249)	$(69,107)
Net income (loss) per share:
Basic	$0.03	$(1.07)	$(0.18)	$(1.34)
Diluted	$0.03	$(1.07)	$(0.18)	$(1.34)

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange gains (losses), which include gains and losses from derivative instruments, were $(0.9) million and $(13.4) million for the three and six months ended June 30, 2021 and $0.6 million and $(5.2) million for the three and six months ended June 30, 2020, respectively, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of June 30, 2021 and December 31, 2020, a notional principal amount of $20.1 million and $14.0 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign currency-denominated receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $0.1 million and $1.3 million for the three and six months ended June 30, 2021 and $(0.2) million and de minimis for the three and six months ended June 30, 2020, respectively, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $0.1 million and de minimis as of June 30, 2021 and December 31, 2020, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of June 30, 2021 and December 31, 2020, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2021:
Cash equivalents:
Money market funds	$124,050	$124,050	$—	$—
Total cash equivalents	$124,050	$124,050	$—	$—

December 31, 2020:
Cash equivalents:
Money market funds	$725,108	$725,108	$—	$—
Commercial paper	35,996	—	35,996	—
Total cash equivalents	761,104	725,108	35,996	—

Debt securities, available for sale:
Corporate notes	54,188	—	54,188	—
Commercial paper	118,957	—	118,957	—
Total debt securities, available for sale	173,145	—	173,145	—

Total assets measured at fair value	$934,249	$725,108	$209,141	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2021 and December 31, 2020 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

On March 15, 2021, the Company’s Senior Convertible Notes due 2021 were settled upon maturity. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $650.0 million principal amount of Senior Convertible Notes due 2021 at December 31, 2020 was approximately $651.6 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at June 30, 2021 and December 31, 2020 was approximately $470.8 million and $461.9 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at June 30, 2021 and December 31, 2020 was approximately $447.1 million and $436.7 million. See Note 7 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s outstanding Senior Convertible Notes.

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

For the six months ended June 30, 2020, the following tables set forth the changes in the estimated fair value for the Company’s derivative assets and liabilities measured using significant unobservable inputs (Level 3):

(in thousands)	June 30, 2020
Assets:
Fair value measurement at beginning of period	$—
Derivative assets recorded in connection with the 2023 Hedge	69,525
Change in fair value measurement	(24,589)
Fair value measurement at end of period	$44,936

(in thousands)	June 30, 2020
Liabilities:
Fair value measurement at beginning of period	$—
Derivative liability recorded in connection with the 2023 Notes	57,224
Change in fair value measurement	(12,288)
Fair value measurement at end of period	$44,936

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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of June 30, 2021:

2021
Valuation Technique	Discounted cash flow, Monte Carlo
Discount Rate Range	2.8% - 4.1%
Weighted Average Discount Rate	3.3%
Expected Years	2021 - 2025

Contingent consideration liabilities at June 30, 2021 and December 31, 2020 were $100.4 million and $37.0 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$37,041	$42,559
Contingent consideration liability recorded upon acquisition	103,400	—
Change in fair value measurement	5,957	(1,521)
Contingent consideration paid or settled	(46,006)	(7,938)
Changes resulting from foreign currency fluctuations	(22)	—
Fair value measurement at end of period	$100,370	$33,100

During the three months ended March 31, 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In April 2021, the Simplify Cervical Artificial Disc received approval from the U.S. Food and Drug Administration for two-level cervical total disc replacement which resulted in the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within Business Transition Costs in the Company’s Unaudited Consolidated Statements of Operations for both the three and six months ended June 30, 2021. In the second quarter of 2021, the Company made a payment of $45.8 million for the regulatory milestone. The contingent consideration liabilities are recorded in the Unaudited Consolidated Balance Sheet, commensurate with the respective payable terms. See Note 4 to the Unaudited Consolidated Financial Statements for further discussion regarding the contingent consideration liabilities incurred in connection with the acquisition of Simplify Medical.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, right-of-use assets, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of June 30, 2021 and December 31, 2020.

6.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
June 30, 2021:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	11	$378,845	$(191,216)	$187,629
Patents	10	58,371	(28,977)	29,394
Manufacturing know-how and trade secrets	12	21,450	(21,261)	189
Trade name and trademarks	9	25,272	(18,331)	6,941
Customer relationships	9	156,474	(102,530)	53,944
Total intangible assets subject to amortization	10	$640,412	$(362,315)	$278,097

Intangible assets not subject to amortization:
Goodwill				$636,727
Total goodwill and intangible assets, net				$914,824

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2020:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$244,360	$(174,257)	$70,103
Patents	9	40,338	(26,299)	14,039
Manufacturing know-how and trade secrets	12	21,482	(20,481)	1,001
Trade name and trademarks	8	21,950	(16,911)	5,039
Customer relationships	9	156,436	(94,354)	62,082
Total intangible assets subject to amortization	8	$484,566	$(332,302)	$152,264

Intangible assets not subject to amortization:
Goodwill				$559,553
Total goodwill and intangible assets, net				$711,817

During the six months ended June 30, 2021, in connection with acquisition of Simplify Medical, the Company recorded additional amounts to definite-lived intangible assets and goodwill of $164.2 million and $81.1 million, respectively.

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2020
Gross goodwill	$567,853
Accumulated impairment loss	(8,300)
559,553
Changes to gross goodwill
Increases recorded in business combinations	81,125
Changes resulting from foreign currency fluctuations	(3,951)
77,174
June 30, 2021
Gross goodwill	645,027
Accumulated impairment loss	(8,300)
$636,727

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $15.9 million and $30.1 million for the three and six months ended June 30, 2021, respectively, and $13.5 million and $27.0 million for the three and six months ended June 30, 2020, respectively.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2021 is set forth in the table below:

(in thousands)
Remaining 2021	$30,641
2022	53,715
2023	28,225
2024	22,432
2025	21,630
Thereafter through 2038	121,454
Total future amortization expense	$278,097

7.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	June 30, 2021	December 31, 2020
2.25% Senior Convertible Notes due 2021:
Principal amount	$—	$650,000
Unamortized debt discount	—	(3,945)
Unamortized debt issuance costs	—	(752)
	—	645,303
1.00% Senior Convertible Notes due 2023:
Principal amount	450,000	450,000
Unamortized debt discount	—	(46,837)
Unamortized debt issuance costs	(8,807)	(11,049)
	441,193	392,114
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt discount	—	(66,346)
Unamortized debt issuance costs	(9,812)	(9,542)
	440,188	374,112
Total Senior Convertible Notes	$881,381	$1,411,529

Less: Current portion	—	(645,303)
Long-term Senior Convertible Notes	$881,381	$766,226

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

The interest expense recognized on the 2021 Notes during both the three and six months ended June 30, 2021 includes $3.0 million and $0.8 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended June 30, 2020 includes $3.7  million, $4.6  million and $0.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the six months ended June 30, 2020 includes $7.3  million, $9.2  million and $1.7  million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2021 Notes was 5.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2021 Notes was 2.9%, which included the interest on the notes and debt issuance costs.

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

2021 Warrants

The Company sold warrants to the 2021 Counterparties to acquire up to 10,865,270 shares of the Company’s common stock. The 2021 Warrants will expire on various dates from June 2021 through December 2021 and may be settled in cash or net shares. As of June 30, 2021, 1,086,496 warrants expired unexercised. It is the Company's current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $44.9 million in cash proceeds from the sale of the 2021 Warrants, which was recorded in additional paid-in-capital. The 2021 Warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2021 Warrants, which is $80.00 per share. The Company uses the treasury share method for assumed conversion of its 2021 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

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

The interest expense recognized on the 2023 Notes during the three months ended June 30, 2021 includes $1.1 million and $1.2 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2023 Notes during the six months ended June 30, 2021 includes $2.3 million and $2.2 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2023 Notes during both the three and six months ended June 30, 2020 includes $0.4 million, $1.5 million and $0.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2023 Notes was 6.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2023 Notes is 2.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

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

The interest expense recognized on the 2025 Notes during the three months ended June 30, 2021 includes $0.4 million and $0.7 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively.  The interest expense recognized on the 2025 Notes during the six months ended June 30, 2021 includes $0.8 million and $1.3 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the three months ended June 30, 2020 includes $0.4  million, $3.5  million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the six months ended June 30, 2020 includes $0.6  million, $4.7  million and $0.6  million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2025 Notes was 4.9%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2025 Notes is 1.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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

The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of June 30, 2021 and December 31, 2020.

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

8.    Shareholders’ Equity

In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. Under this program, the Company is authorized to repurchase common stock in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, the Company announced that the Board of Directors increased the share repurchase authorization from $100 million to $150 million of the Company’s common stock through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million. As of June 30, 2021, $75.0 million remained authorized under the share repurchase program.

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

9.    Stock-Based Compensation

The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Selling, general and administrative expense (benefit)	$4,218	$3,546	$10,193	$(615)
Research and development expense	1,016	1,432	2,667	2,755
Cost of sales	64	115	147	95
Stock-based compensation expense before taxes	5,298	5,093	13,007	2,235
Related income tax (benefit) expense	(590)	587	(1,449)	258
Stock-based compensation expense, net of taxes	$4,708	$5,680	$11,558	$2,493

At June 30, 2021, there was $53.8 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 283,000  and 287,000  shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2021, respectively, and issued approximately 270,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2020.

Stock Options and Employee Stock Purchase Plan

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ESPP
Volatility	38%	66%	45%	47%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	0.1%	0.4%	0.1%	1.0%
Expected dividend yield	—%	—%	—%	—%

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

10.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2021, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax expense from return to provision adjustments, tax benefits related to share-based windfall deductions and disqualifying disposition deductions, valuation allowance adjustments, uncertain tax reserves, miscellaneous tax payments, net of refunds and changes in tax rates. The Company’s effective tax rate recorded for the six months ended June 30, 2021 was (1,055%), which represents tax expense on year-to-date book loss before taxes, and is primarily due to applying an annual effective tax rate on expected full-year profits to a small year-to-date book loss before taxes.

In accordance with the disclosure requirements as described in ASC 740, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $2.0 million during the six months ended June 30, 2021, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.7 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

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

Net sales by product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Spinal hardware	$221,244	$152,818	$425,802	$343,687
Surgical support	73,584	50,794	140,275	119,806
Total net sales	$294,828	$203,612	$566,077	$463,493

Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
(in thousands)	2021	2020	2021	2020	2021	2020
United States	$229,522	$161,457	$437,620	$365,489	$247,351	$239,802
International (excludes Puerto Rico)	65,306	42,155	128,457	98,004	48,428	46,567
Total	$294,828	$203,612	$566,077	$463,493	$295,779	$286,369

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded in the Unaudited Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of June 30, 2021 and December 31, 2020.

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

The table below summarizes the Company’s right-of-use assets and lease liabilities as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Assets
Operating	$105,983	$102,270
Financing	2,311	2,956
Total leased assets	$108,294	$105,226

Liabilities
Current:
Operating	$9,404	$7,875
Financing	1,383	1,355
Long-term:
Operating	114,490	111,634
Financing	1,117	1,812
Total lease liabilities	$126,394	$122,676

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	12.0	12.8
Weighted-average remaining lease term (years) - finance leases	2.4	2.2
Weighted-average discount rate - operating leases	5.3%	5.4%
Weighted-average discount rate - finance leases	4.9%	4.9%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except years and rates)	2021	2020	2021	2020
Lease expense:
Operating lease expense	$4,025	$3,953	$7,936	$7,460
Finance lease expense:
Depreciation of right-of-use assets	327	305	654	563
Interest expense on lease liabilities	29	31	61	59
Total lease expense	$4,381	$4,289	$8,651	$8,082

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$3,870	$3,700	$7,489	$6,996
Operating cash flows used for financing leases	29	31	61	59
Financing cash flows used for financing leases	337	295	671	542
Total cash paid for amounts included in the measurement of lease liabilities	$4,236	$4,026	$8,221	$7,597

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$6,928	$543	$9,159	$39,805

The Company’s future minimum annual lease payments under operating and financing leases at June 30, 2021 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2021	$732	$7,860
2022	1,396	15,559
2023	465	14,615
2024	9	13,414
2025	—	12,073
Thereafter	—	108,490
Total minimum lease payments	$2,602	$172,011
Less: amount representing interest	(102)	(48,117)
Present value of obligations under leases	2,500	123,894
Less: current portion	(1,383)	(9,404)
Long-term lease obligations	$1,117	$114,490

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At June 30, 2021, future commitments for such key executives were approximately $19.4 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

We have also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. Our capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse, which has received CE certification in Europe and is pending regulatory clearance in the U.S., integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future.

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

In December 2019, a novel strain of coronavirus which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. The cumulative effect of these disruptions had a significant impact on our business during the year ended December 31, 2020 and the six months ended June 30, 2021, and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. During the three months ended June 30, 2021, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. However, the COVID-19 pandemic continues to rapidly evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Sales and Operations

The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IONM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IONM services are recognized in the period the service is performed for the amount of payment we expect to receive. We make available surgical access instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. Selling or leasing of capital equipment does not make up a material portion of our total net sales.  As the Pulse platform has received CE certification in Europe and is pending regulatory clearance in the U.S., we anticipate our capital equipment selling and leasing activity will increase and that we will recognize net sales from Pulse during the second half of 2021.

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

Results of Operations

Net Sales

	June 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$221,244	$152,818	$68,426	45%
Surgical support	73,584	50,794	22,790	45%
Total net sales	$294,828	$203,612	$91,216	45%
Six Months Ended
Net sales
Spinal hardware	$425,802	$343,687	$82,115	24%
Surgical support	140,275	119,806	20,469	17%
Total net sales	$566,077	$463,493	$102,584	22%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, while procedural volume rates for elective surgeries did recover in the U.S. and certain international regions during the three months ended June 30, 2021, the COVID-19 pandemic continues to rapidly evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable.

Net sales from our spinal hardware product line offerings increased $68.4 million and $82.1 million, or 45% and 24%, during the three and six months June 30, 2021, compared to the same period in 2020, respectively. Product volume within spinal hardware increased our net sales by approximately 44% and 23% during the three and six months ended June 30, 2021, respectively, compared to the same period in 2020 primarily due to improved recovery rates of certain elective surgeries as a result of COVID-19 pandemic. There were unfavorable pricing changes of approximately 1% during both the three and six months ended June 30, 2021, compared to the same period in 2020.  Foreign currency fluctuation increased our spinal hardware net sales by approximately 2% during the three and six months ended June 30, 2021, compared to the same period in 2020.

Net sales from our surgical support product line offerings increased $22.8 million and $20.5 million, or 45% and 17%, during the three and six months ended June 30, 2021, respectively, compared to the same period in 2020. Product and service volume within surgical support increased our net sales by approximately 45% and 17% during both the three and six months ended June 30, 2021, respectively, compared to the same period in 2020 primarily due to improved recovery rates of certain elective surgeries as a result of COVID-19 pandemic. There were unfavorable pricing changes of approximately 1% during both the three and six months ended June 30, 2021, compared to the same period in 2020. Foreign currency fluctuation increased our spinal hardware net sales by approximately 1% during the three and six months ended June 30, 2021, compared to the same period in 2020.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Cost of sales	$78,280	$80,505	$(2,225)	(3)%
% of total net sales	27%	40%		(13)%
Six Months Ended
Cost of sales	$150,091	$152,370	$(2,279)	(1)%
% of total net sales	27%	33%		(6)%

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

Cost of sales decreased $2.2 million, or 3%, during the three months ended June 30, 2021 and decreased $2.3 million, or 1%, during the six months ended June 30, 2021, compared to the same periods in 2020. Cost of sales as a percentage of net sales for the three and six months ended June 30, 2021 decreased by 13% and 6%, respectively, compared to the same periods in 2020. This decrease was due to a reduction in our reserve for excess and obsolete inventory by $19.9 million and $22.5 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. This is primarily attributable to updates to our estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic. Offsetting this reduction is an increase in cost of sales associated with higher net sales during the three and six months ended June 30, 2021, compared to their respective prior year periods.

Operating Expenses

	Three Months Ended
	June 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Selling, general and administrative	$157,397	$126,444	$30,953	24%
% of total net sales	53%	62%
Research and development	21,764	19,406	2,358	12%
% of total net sales	7%	10%
Amortization of intangible assets	15,088	12,675	2,413	19%
Business transition costs	11,553	874	10,679	1,222%

	Six Months Ended
	June 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Selling, general and administrative	$303,351	$256,675	$46,676	18%
% of total net sales	54%	55%
Research and development	43,988	37,663	6,325	17%
% of total net sales	8%	8%
Amortization of intangible assets	28,425	25,324	3,101	12%
Purchase of in-process research and development	—	1,011	(1,011)	*
Business transition costs	17,137	(566)	17,703	3,128%

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

Selling, general and administrative expenses increased by $31.0 million and $46.7 million, or 24% and 18%, during the three and six months ended June 30, 2021, respectively, compared to the same period in 2020. The increase during the three and six months ended June 30, 2021 is primarily due to increased compensation costs, including stock-based compensation, commissions and freight expenses during the three and six months ended June 30, 2021, compared to the same period in 2020. During the three and six months ended June 30, 2020, we implemented temporary actions to reduce expenses, including compensation reductions for our Board of Directors and executive officers and reducing discretionary spend across the organization, due to the impacts from the COVID-19 pandemic.

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

Research and development expense increased by $2.4 million and $6.3 million, or 12% and 17%, during the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in spending is primarily due to higher headcount and headcount-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment and the Simplify Cervical Artificial Disc acquired during the first quarter of 2021. Over the course of the COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.

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

During the three months ended June 30, 2021, we recorded $11.6 million of costs related to acquisition, integration and business transition activities, which included $5.1 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions. During the six months ended June 30, 2021, we recorded $17.1 million of costs related to acquisition, integration and business transition activities, which included $6.0 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions. We incurred $3.9 million of costs associated with the acquisition of Simplify Medical during the six months ended June 30, 2021.

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

Interest and Other Expense, Net

	June 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Interest income	$9	$304	$(295)	(97)%
Interest expense	(4,388)	(16,524)	12,136	(73)%
Other income (expense), net	1,269	(11,662)	12,931	(111)%
Total interest and other expense, net	$(3,110)	$(27,882)	$24,772	(89)%
Six Months Ended
Interest income	$96	$1,035	$(939)	(91)%
Interest expense	(12,418)	(28,041)	15,623	(56)%
Other expense, net	(11,257)	(19,070)	7,813	(41)%
Total interest and other expense, net	$(23,579)	$(46,076)	$22,497	(49)%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments and net foreign currency exchange gains and losses. Total interest and other expense, net decreased by $24.8 million during the three months ended June 30, 2021 as compared to the same period in 2020. Interest expense decreased by $12.1 million which is primarily due to the discontinuation of accretion of the debt discount for our Senior Convertible Notes due 2023 and 2025 resulting from our adoption of ASU 2020-06 on January 1, 2021, as well as a reduction in interest expense relating to the 2021 Senior Convertible Notes which were settled in March 2021. Additionally, in the second quarter of 2020, we recognized a net loss of $12.3 million for the change in fair value of derivative assets and liabilities corresponding to our Senior Convertible Notes due 2023. See Note 1 to the Unaudited Consolidated Financial Statements for further discussion on the adoption of ASU 2020-06.

Total interest and other expense, net decreased by $22.5 million during the six months ended June 30, 2021 as compared to the same period in 2020. Interest expense decreased by $15.6 million which is primarily due to the discontinuation of accretion of the debt discount for our Senior Convertible Notes due 2021, 2023 and 2025 resulting from our adoption of ASU 2020-06 on January 1, 2021, as well as a reduction in interest expense relating to the 2021 Senior Convertible Notes which were settled in March 2021.  Other expense, net decreased by $7.8 million primarily due to the net loss of $12.3 million recognized in the second quarter of 2020 for the change in fair value of derivative assets and liabilities corresponding to the Senior Convertible Notes due 2023, increase in the net gain from strategic investments of $3.5 million and offset by an increase in net foreign currency exchange losses of $8.3 million during the six months ended June 30, 2021.

Income Tax Expense (Benefit)

	June 30,
(in thousands, except %)	2021	2020
Three Months Ended
Income tax expense (benefit)	$5,837	$(15,170)
Effective income tax rate	76%	23%
Six Months Ended
Income tax expense (benefit)	$5,217	$(10,343)
Effective income tax rate	(1,055)%	19%

The provision for income tax expense as a percentage of pre-tax income from continuing operations was 76% for the three months ended June 30, 2021, compared with a benefit of 23% for the three months ended June 30, 2020. The increased rate during the three months ended June 30, 2021 was primarily due to an increase in valuation allowances, increased non-deductible acquisition costs, increased foreign income inclusion, and an increase in limitations on executive compensation deductions, offset by an increase in income tax credits, reduced non-deductible meals and entertainment deductions and an increase in windfall tax benefits on share-based payments.

The provision for income tax expense as a percentage of pre-tax loss from continuing operations was (1,055)% for the six months ended June 30, 2021, compared with a benefit of 19% on pretax losses for the six months ended June 30, 2020. The increased rate during the six months ended June 30, 2021 was primarily due to applying an annual effective tax rate on full-year expected profits to a year-to-date small loss before taxes, an increase in valuation allowances, increased non-deductible acquisition costs, increased foreign income inclusion, and an increase in limitations on executive compensation deductions, offset by an increase in income tax credits, reduced non-deductible meals and entertainment deductions and an increase in windfall tax benefits on share-based payments.

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

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations from operations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in United States dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of June 30, 2021, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $50.9 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the United States. As of June 30, 2021, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $53.9 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

Cash, cash equivalents and short-term investments were $204.1 million and $1.03 billion at June 30, 2021 and December 31, 2020, respectively. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Given the impact the COVID-19 pandemic has had on demand for elective surgical procedures, we took temporary actions during 2020 to reduce operating expenses and preserve liquidity, such as reducing compensation for our directors and executive officers, limiting discretionary spend, and adjusting manufacturing capacity based upon demand. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, and also as a result of certain acquisition-related obligations and milestone achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 pandemic, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

The decrease in liquidity during the six months ended June 30, 2021 of $825.9 million was primarily a result of cash outflows of $649.4 million related to the settlement of our Senior Convertible Notes due 2021, the acquisition of Simplify Medical for $149.5 million (net of cash acquired) and the payment of $45.8 million for the achievement of the Simplify Medical regulatory milestone. At June 30, 2021, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $79.4 million for the three months ended June 30, 2021, compared to $33.1 million for the same period in 2020. The $46.3 million increase in cash provided by operating activities was primarily due to a reduction in payments for compensation related accruals and timing of collections and payments for accounts receivable and inventory during the six months ended June 30, 2021, compared to the same period in 2020.

Cash Flows from Investing Activities

Cash used in investing activities was $77.3 million for the six months ended June 30, 2021, compared to $184.7 million used for the same period in 2020. The $107.4 million decrease in cash used in investing activities was primarily due to a net increase of $303.1 million in cash from investing activities relating to purchase, sale and maturity activity from our marketable security portfolio during the first six months of 2021 and 2020. This was offset by payments of $195.3 million associated with the acquisition of Simplify Medical and the associated regulatory milestone being met during the six months ended June 30, 2021.

Cash Flows from Financing Activities

Cash used in financing activities was $653.3 million for the six months ended June 30, 2021, compared to $736.0 million provided from financing activities for the same period in 2020. The $1.4 billion increase in cash used in financing activities was due to the $649.4 million payment to settle our Senior Convertible Notes due 2021 during the six months ended June 30, 2021.  Additionally, in the six months ended June 30, 2020, we issued $450.0 million of Senior Convertible Notes due 2025, and $450.0 million of Senior Convertible Notes due 2023, receiving proceeds of $437.7 million and $436.7 million, respectively.  These proceeds were offset by $53.9 million of net cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with these Senior Convertible Notes.  Treasury stock purchases decreased by $72.1 million during the six months ended June 30, 2021, compared to the same period in 2020.

Treasury stock purchases related to equity award vesting totaled $7.0 million during the six months ended June 30, 2021. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

In addition, we sold the 2021 Warrants to the 2021 Counterparties to acquire up to 10,865,270 common shares of our stock. The 2021 Warrants will expire on various dates from June 2021 through December 2021 and may be settled in cash or net shares. As of June 30, 2021, 1,086,496 warrants expired unexercised. It is our current intent and policy to settle all conversions in shares of our common stock. We received $44.9 million in cash proceeds from the sale of the 2021 Warrants. The 2021 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2021 Warrants, which is $80.00 per share.

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

1.00% Senior Convertible Notes due 2023

In June 2020, we issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as we did not have enough available shares and were unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, we held a Special Meeting of Stockholders and received stockholder approval to amend our Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of our common stock authorized for issuance, we currently have sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of June 30, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

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

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of June 30, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, we incurred issuance costs which will be amortized over the term of the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of June 30, 2021 and December 31, 2020.

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

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of June 30, 2021, we are in compliance with the 2020 Credit Agreement covenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of June 30, 2021, other than the aforementioned settlement of the 2021 Notes, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, other than the aforementioned additional exposure to fluctuations to the Australian dollar as a result of our acquisition of Simplify Medical, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2021. Based on such evaluation, our management has concluded that as of June 30, 2021, the Company’s disclosure controls and procedures are effective.

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

As a result of the COVID-19 pandemic, certain employees began working remotely and we expect our employees may continue to work remotely or in a hybrid work structure for the foreseeable future. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

NUVASIVE, INC.

Date: July 28, 2021	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: July 28, 2021	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer