Form 10-Q
period 2021-09-30
NUVASIVE INC
filed 2021-11-09
CIK 1142596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 51,736,141 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.

Quarterly Report on Form 10-Q

September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$234,578	$856,869
Short-term marketable securities	—	173,145
Accounts receivable, net of allowances of $21,756 and $20,631, respectively	199,366	207,071
Inventory, net	311,414	300,623
Prepaid income taxes	5,623	4,727
Prepaid expenses and other current assets	19,380	19,749
Total current assets	770,361	1,562,184
Property and equipment, net	302,195	286,369
Intangible assets, net	256,416	152,264
Goodwill	633,121	559,553
Operating lease right-of-use assets	104,590	102,270
Deferred tax assets	48,851	15,755
Restricted cash and investments	1,494	1,494
Other assets	17,005	13,193
Total assets	$2,134,033	$2,693,082
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$110,796	$110,401
Contingent consideration liabilities	7,468	7,289
Accrued payroll and related expenses	65,741	63,421
Operating lease liabilities	9,627	7,875
Income tax liabilities	1,730	2,073
Senior convertible notes	—	645,303
Total current liabilities	195,362	836,362
Long-term senior convertible notes	883,180	766,226
Deferred tax liabilities	2,683	2,807
Operating lease liabilities	113,128	111,634
Contingent consideration liabilities	93,584	29,752
Other long-term liabilities	21,900	22,686
Commitments and contingencies
Redeemable equity component of senior convertible notes	—	4,697
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at September 30, 2021 and December 31, 2020; 58,349 shares issued and 51,677 outstanding at September 30, 2021; 57,945 shares issued and 51,376 outstanding at December 31, 2020	63	62
Additional paid-in capital	1,425,242	1,550,001
Accumulated other comprehensive loss	(7,309)	(7,585)
Retained earnings	82,444	45,322
Treasury stock at cost; 6,672 shares and 6,569 shares at September 30, 2021 and December 31, 2020, respectively	(676,244)	(668,882)
Total equity	824,196	918,918
Total liabilities and equity	$2,134,033	$2,693,082

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2021	2020	2021	2020
Net sales:
Products	$247,061	$267,571	$759,275	$685,922
Services	23,775	27,711	77,638	72,853
Total net sales	270,836	295,282	836,913	758,775
Cost of sales (excluding below amortization of intangible assets):
Products	69,609	66,049	181,495	182,067
Services	19,043	18,584	57,248	54,936
Total cost of sales	88,652	84,633	238,743	237,003
Gross profit	182,184	210,649	598,170	521,772
Operating expenses:
Selling, general and administrative	146,056	146,260	449,407	402,935
Research and development	23,405	20,404	67,393	58,067
Amortization of intangible assets	14,805	13,826	43,230	39,150
Purchase of in-process research and development	—	—	—	1,011
Business transition costs	4,551	3,107	21,688	2,541
Total operating expenses	188,817	183,597	581,718	503,704
Interest and other expense, net:
Interest income	23	271	119	1,306
Interest expense	(4,320)	(21,123)	(16,738)	(49,164)
Other (expense) income, net	(13,082)	251	(24,339)	(18,819)
Total interest and other expense, net	(17,379)	(20,601)	(40,958)	(66,677)
(Loss) income before income taxes	(24,012)	6,451	(24,506)	(48,609)
Income tax benefit (expense)	2,373	(579)	(2,844)	9,764
Consolidated net (loss) income	$(21,639)	$5,872	$(27,350)	$(38,845)

Net (loss) income per share:
Basic	$(0.42)	$0.11	$(0.53)	$(0.76)
Diluted	$(0.42)	$0.11	$(0.53)	$(0.76)
Weighted average shares outstanding:
Basic	51,669	51,261	51,539	51,440
Diluted	51,669	51,805	51,539	51,440

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2021	2020	2021	2020
Consolidated net (loss) income	$(21,639)	$5,872	$(27,350)	$(38,845)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	—	101	(13)	53
Translation adjustments, net of tax	313	1,922	289	(787)
Other comprehensive income (loss)	313	2,023	276	(734)
Total consolidated comprehensive (loss) income	$(21,326)	$7,895	$(27,074)	$(39,579)

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Total
(unaudited)	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Stockholders' Equity
Balance at December 31, 2020	57,945	$62	$1,550,001	$(7,585)	$45,322	(6,569)	$(668,882)	$918,918
Adjustment for modified retrospective adoption of accounting standard	—	—	(147,161)	—	64,472	—	—	(82,689)
Issuance of common stock under employee and director equity option and purchase plans	4	—	(6)	—	—	(1)	(55)	(61)
Stock-based compensation expense	—	—	7,709	—	—	—	—	7,709
Settlement of convertible note hedge	(1)	—	53	—	—	—	(53)	—
Equity component of convertible note settlement	1	—	574	—	—	—	—	574
Consolidated net loss	—	—	—	—	(7,510)	—	—	(7,510)
Other comprehensive loss	—	—	—	(1,554)	—	—	—	(1,554)
Balance at March 31, 2021	57,949	$62	$1,411,170	$(9,139)	$102,284	(6,570)	$(668,990)	$835,387
Issuance of common stock under employee and director equity option and purchase plans	383	—	3,809	—	—	(97)	(6,909)	(3,100)
Stock-based compensation expense	—	—	5,298	—	—	—	—	5,298
Consolidated net income	—	—	—	—	1,799	—	—	1,799
Other comprehensive income	—	—	—	1,517	—	—	—	1,517
Balance at June 30, 2021	58,332	$62	$1,420,277	$(7,622)	$104,083	(6,667)	$(675,899)	$840,901
Issuance of common stock under employee and director equity option and purchase plans	17	1	—	—	—	(5)	(345)	(344)
Stock-based compensation expense	—	—	4,965	—	—	—	—	4,965
Consolidated net loss	—	—	—	—	(21,639)	—	—	(21,639)
Other comprehensive income	—	—	—	313	—	—	—	313
Balance at September 30, 2021	58,349	$63	$1,425,242	$(7,309)	$82,444	(6,672)	$(676,244)	$824,196

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

See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
(unaudited)	2021	2020
Operating activities:
Consolidated net loss	$(27,350)	$(38,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	111,818	106,097
Amortization of non-cash interest	6,672	33,714
Stock-based compensation	17,972	9,806
Reserves on current assets	25,418	44,927
Purchase of in-process research and development	—	1,011
Net (gain) loss on strategic investments	(2,101)	278
Net loss on change in fair value of derivatives	—	12,301
Net loss from foreign currency adjustments	26,572	6,207
Other non-cash adjustments	15,396	7,692
Deferred income taxes	(5,211)	(6,257)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	4,142	2,388
Inventory	(29,266)	(37,523)
Prepaid expenses and other current assets	(367)	(1,620)
Accounts payable and accrued liabilities	(779)	10,176
Accrued payroll and related expenses	3,021	(33,529)
Income taxes	(1,167)	(3,625)
Net cash provided by operating activities	144,770	113,198
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	(149,463)	—
Payment of contingent consideration for Simplify Medical	(45,850)	—
Acquisitions and investments	(500)	1,132
Purchases of intangible assets	(1,200)	(3,810)
Purchases of property and equipment	(85,630)	(77,857)
Purchases of marketable securities	—	(207,695)
Proceeds from sales of marketable securities	127,023	—
Proceeds from maturities of marketable securities	46,000	—
Other investing activities	(819)	—
Net cash used in investing activities	(110,439)	(288,230)
Financing activities:
Proceeds from the issuance of common stock	3,803	3,871
Purchases of treasury stock	(7,309)	(79,680)
Payment of contingent consideration	(3)	(7,053)
Proceeds from issuance of convertible debt, net of issuance costs	—	873,890
Proceeds from sale of warrants	—	93,915
Purchases of convertible note hedges	—	(147,825)
Payments upon settlement of senior convertible notes	(649,426)	—
Other financing activities	(1,038)	(1,405)
Net cash (used in) provided by financing activities	(653,973)	735,713
Effect of exchange rate changes on cash	(2,649)	829
(Decrease) increase in cash, cash equivalents and restricted cash	(622,291)	561,510
Cash, cash equivalents and restricted cash at beginning of period	858,363	214,528
Cash, cash equivalents and restricted cash at end of period	$236,072	$776,038

See accompanying Notes to Unaudited Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$234,578	$774,544
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statements of Cash Flows	$236,072	$776,038

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

The Company has also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. The Company’s capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse, which has received CE certification in Europe and regulatory clearance in the U.S., integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future. Selling and leasing of capital equipment do not make up a material portion of the Company’s total net sales.

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

In December 2019, a novel strain of coronavirus which causes COVID-19 was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. The cumulative effect of these disruptions had a significant impact on the Company’s business during the year ended December 31, 2020 and the nine months ended September 30, 2021, and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. During the three months ended September 30, 2021, procedural volumes for elective surgeries were negatively affected in the U.S. and certain international regions primarily due to the impact of the COVID-19 Delta variant as well as U.S. healthcare worker shortages. The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, the duration and severity of U.S. healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

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

The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified transition method that allows for a cumulative-effect adjustment in the period of adoption, and did not restate prior periods. As a result of the adoption, the Company increased its senior convertible debt liabilities and retained earnings on January 1, 2021 by $115.4 million and $64.5 million, respectively, and decreased its deferred tax liabilities and additional paid-in capital by $28.0 million and $147.2 million, respectively. In addition, as a result of the adoption, the diluted loss per share decreased by $1.00 and $1.32 for the three and nine months ended September 30, 2021, respectively. See Note 7 to the Unaudited Consolidated Financial Statements for further discussion on the adoption of ASU 2020-06.

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

The following table summarizes the changes in the allowance for credit losses:

(in thousands)	September 30, 2021	September 30, 2020
Allowance for credit losses at January 1	$9,646	$9,423
Current-period provision for expected losses	2,366	1,471
Write-offs charged against the allowance	(742)	(637)
Recoveries of amounts previously written off	31	145
Changes resulting from foreign currency fluctuations	(40)	134
Allowance for credit losses at end of period	$11,261	$10,536

Inventory, Net

Net inventory as of September 30, 2021 consisted of $295.6 million of finished goods, $8.8 million of work in progress and $7.0 million of raw materials. Net inventory as of December 31, 2020 consisted of $285.4 million of finished goods, $7.3 million of work in progress and $7.9 million of raw materials.

Finished goods primarily consists of specialized implants, fixation products and disposables and are stated at the lower of cost or net realizable value determined by utilizing a standard cost method, which includes capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are subject to the lower of cost or net realizable value. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

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

For the three and nine months ended September 30, 2021, the Company recorded a reserve for excess and obsolete inventory of $15.3 million and $23.3 million, respectively, and $10.6 million and $41.1 million, for the three and nine months ended September 30, 2020, respectively.  For the nine months ended September 30, 2021, the decrease is primarily attributable to updates to the Company’s estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions. During the three months ended September 30, 2021, the Company made a determination to withdraw certain products manufactured by its NuVasive Specialized Orthopedics (NSO) subsidiary from the market and discontinue sales of the products. As a result, for the three and nine months ended September 30, 2021, the Company recorded a charge of $14.2 million.

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

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income includes net of tax, unrealized gains or losses on the Company’s marketable securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $7.3 million and $7.6 million for September 30, 2021 and December 31, 2020, respectively.

Product Shipment Costs

Product shipment costs, included in selling, general and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $7.1 million and $22.1 million for the three and nine months ended September 30, 2021, respectively, and $7.9 million and $19.9 million for the three and nine months ended September 30, 2020, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.

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

During the three months ended September 30, 2021, the Company recorded $4.6 million of costs related to acquisition, integration and business transition activities, which included $0.7 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.

During the nine months ended September 30, 2021, the Company recorded $21.7 million of costs related to acquisition, integration and business transition activities, which included $6.6 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions as well as $4.0 million of costs associated with the 2021 acquisition of Simplify Medical.

During the three months ended September 30, 2020, the Company recorded $3.1 million of costs related to acquisition, integration and business transition activities, which included $1.2 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

During the nine months ended September 30, 2020, the Company recorded a reduction of costs of $2.5 million related to acquisition, integration and business transition activities, which included $(0.4) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions.

2.    Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net (loss) income	$(21,639)	$5,872	$(27,350)	$(38,845)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	51,669	51,261	51,539	51,440
Dilutive potential common stock outstanding:
Stock options and employee stock purchase plan	—	14	—	—
Restricted stock units	—	530	—	—
Weighted average common shares outstanding for diluted	51,669	51,805	51,539	51,440
Basic net (loss) income per share	$(0.42)	$0.11	$(0.53)	$(0.76)
Diluted net (loss) income per share	$(0.42)	$0.11	$(0.53)	$(0.76)

The following weighted average outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock options, employee stock purchase plan, and restricted stock units	1,336	382	1,367	1,089
Warrants	17,127	21,034	19,716	21,034
Senior convertible notes	10,169	21,034	10,169	21,034
Total	28,632	42,450	31,252	43,157

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

The Company did not hold any investments in marketable debt securities as of September 30, 2021. The Company’s marketable debt securities as of December 31, 2020 all had contractual maturities due within one year. The carrying value and amortized cost of the Company’s marketable debt securities, summarized by major security type, consisted of the following:

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

In connection with the acquisition, contingent consideration liabilities of $103.4 million were recorded, as of March 31, 2021, for the potential regulatory and net sales-based milestone payments. The fair value of the contingent liability related to the regulatory milestone payment was determined using the probability approach based on the probability of the approval being achieved as of various periods. The fair value of the contingent liability relating to the net sales-based milestone payments was determined using the Monte Carlo simulation based on specific net sales achievement scenarios and discount factors. Changes in fair value of the contingent liabilities over the measurement period will be recorded in operating expenses in the Consolidated Statements of Operations. See Note 5 to the Unaudited Consolidated Financial Statements for further discussion on contingent consideration liabilities.

Acquisition costs of $4.0 million were included in the Unaudited Consolidated Statement of Operations as business transition costs. The Company’s results of operations for the three and nine months ended September 30, 2021 include the operating results of Simplify Medical since the date of acquisition, within the Unaudited Consolidated Statement of Operations. Net sales of acquired products represent an immaterial amount of the Company’s total net sales for the three and nine months ended September 30, 2021.

The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2021 and September 30, 2020. The unaudited pro forma financial information combines the results of operations of the Company and Simplify Medical as though the companies had been combined as of January 1, 2020. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination. The adjustments relating to amortization charges for acquired intangible assets were zero and $1.7 million for the three and nine months ended September 30, 2021, respectively, and $2.4 million and $6.8 million for the three and nine months ended September 30, 2020, respectively. Adjustments for increased fair value of acquired inventory were zero and $0.4 million for the three and nine months ended September 30, 2021, respectively. The nine months ended September 30, 2020 also includes an adjustment of $17.5 million for acquisition related expenses.  All periods presented include related tax effects to pre-tax income. Simplify Medical’s net sales represent an immaterial amount of the combined net sales for the three and nine months ended September 30, 2021 and 2020. The pre-acquisition accounting policies of Simplify Medical were materially similar to the Company.

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net (loss) income	$(21,638)	$473	$(30,894)	$(68,646)
Net (loss) income per share:
Basic	$(0.42)	$0.01	$(0.60)	$(1.33)
Diluted	$(0.42)	$0.01	$(0.60)	$(1.33)

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

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange gains (losses), which include gains and losses from derivative instruments, were $(13.2) million and $(26.6) million for the three and nine months ended September 30, 2021, respectively, and $(1.0) million and $(6.2) million for the three and nine months ended September 30, 2020, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of September 30, 2021 and December 31, 2020, a notional principal amount of $20.2 million and $14.0 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign currency-denominated receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $0.1 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and $(0.5) million for both the three and nine months ended September 30, 2020, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $(0.1) million and de minimis as of September 30, 2021 and December 31, 2020, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of September 30, 2021 and December 31, 2020, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
September 30, 2021:
Cash equivalents:
Money market funds	$158,051	$158,051	$—	$—
Total cash equivalents	$158,051	$158,051	$—	$—

December 31, 2020:
Cash equivalents:
Money market funds	$725,108	$725,108	$—	$—
Commercial paper	35,996	—	35,996	—
Total cash equivalents	761,104	725,108	35,996	—

Debt securities, available for sale:
Corporate notes	54,188	—	54,188	—
Commercial paper	118,957	—	118,957	—
Total debt securities, available for sale	173,145	—	173,145	—

Total assets measured at fair value	$934,249	$725,108	$209,141	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2021 and December 31, 2020 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

On March 15, 2021, the Company’s Senior Convertible Notes due 2021 were settled upon maturity. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $650.0 million principal amount of Senior Convertible Notes due 2021 at December 31, 2020 was approximately $651.6 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at September 30, 2021 and December 31, 2020 was approximately $461.9 million for both periods. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at September 30, 2021 and December 31, 2020 was approximately $458.1 million and $436.7 million, respectively. See Note 7 to the Unaudited Consolidated Financial Statements for further discussion on the carrying value of the Company’s outstanding Senior Convertible Notes.

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

For the nine months ended September 30, 2020, the following tables set forth the changes in the estimated fair value for the Company’s derivative assets and liabilities measured using significant unobservable inputs (Level 3):

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Assets:
Fair value measurement at beginning of period	$44,936	$—
Derivative assets recorded in connection with the 2023 Hedge	—	69,525
Change in fair value measurement	(7,644)	(32,233)
Derivative asset reclassified to stockholders’ equity	(37,292)	(37,292)
Fair value measurement at end of period	$—	$—

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2020
Liabilities:
Fair value measurement at beginning of period	$44,936	$—
Derivative liability recorded in connection with the 2023 Notes	—	57,224
Change in fair value measurement	(7,644)	(19,932)
Derivative liability reclassified to stockholders’ equity	(37,292)	(37,292)
Fair value measurement at end of period	$—	$—

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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of September 30, 2021:

2021
Valuation Technique	Discounted cash flow, Monte Carlo
Discount Rate Range	1.7% - 4.2%
Weighted Average Discount Rate	3.2%
Expected Years	2021 - 2025

Contingent consideration liabilities at September 30, 2021 and December 31, 2020 were $101.1 million and $37.0 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheet commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2021	2020
Fair value measurement at beginning of period	$37,041	$42,559
Contingent consideration liability recorded upon acquisition	103,400	—
Change in fair value measurement	6,646	(293)
Contingent consideration paid or settled	(46,006)	(7,938)
Changes resulting from foreign currency fluctuations	(29)	—
Fair value measurement at end of period	$101,052	$34,328

During the three months ended March 31, 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In April 2021, the Simplify Cervical Artificial Disc received approval from the U.S. Food and Drug Administration for two-level cervical total disc replacement which resulted in the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within Business Transition Costs in the Company’s Unaudited Consolidated Statements of Operations in the nine months ended September 30, 2021. In the second quarter of 2021, the Company made a payment of $45.8 million for the regulatory milestone. The contingent consideration liabilities are recorded in the Unaudited Consolidated Balance Sheet, commensurate with the respective payable terms. See Note 4 to the Unaudited Consolidated Financial Statements for further discussion regarding the contingent consideration liabilities incurred in connection with the acquisition of Simplify Medical.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, right-of-use assets, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of September 30, 2021 and December 31, 2020.

6.    Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

	Weighted-
	Average
	Amortization
(in thousands, except years)	Period	Gross	Accumulated	Intangible
September 30, 2021:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	11	$373,543	$(200,172)	$173,371
Patents	10	57,660	(30,426)	27,234
Manufacturing know-how and trade secrets	12	21,428	(21,378)	50
Trade name and trademarks	9	25,141	(18,988)	6,153
Customer relationships	9	156,113	(106,505)	49,608
Total intangible assets subject to amortization	10	$633,885	$(377,469)	$256,416

Intangible assets not subject to amortization:
Goodwill				$633,121
Total goodwill and intangible assets, net				$889,537

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
December 31, 2020:	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	8	$244,360	$(174,257)	$70,103
Patents	9	40,338	(26,299)	14,039
Manufacturing know-how and trade secrets	12	21,482	(20,481)	1,001
Trade name and trademarks	8	21,950	(16,911)	5,039
Customer relationships	9	156,436	(94,354)	62,082
Total intangible assets subject to amortization	8	$484,566	$(332,302)	$152,264

Intangible assets not subject to amortization:
Goodwill				$559,553
Total goodwill and intangible assets, net				$711,817

During the nine months ended September 30, 2021, in connection with acquisition of Simplify Medical, the Company recorded additional amounts to definite-lived intangible assets and goodwill of $164.2 million and $81.1 million, respectively.

The following table summarizes the changes in the carrying value of the Company’s goodwill:

(in thousands)
December 31, 2020
Gross goodwill	$567,853
Accumulated impairment loss	(8,300)
559,553
Changes to gross goodwill
Increases recorded in business combinations	81,125
Changes resulting from foreign currency fluctuations	(7,557)
73,568
September 30, 2021
Gross goodwill	641,421
Accumulated impairment loss	(8,300)
$633,121

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $15.6 million and $45.7 million for the three and nine months ended September 30, 2021, respectively, and $14.6 million and $41.6 million for the three and nine months ended September 30, 2020, respectively.

Total future amortization expense related to intangible assets subject to amortization at September 30, 2021 is set forth in the table below:

(in thousands)
Remaining 2021	$14,868
2022	53,287
2023	27,797
2024	22,028
2025	21,234
Thereafter through 2038	117,202
Total future amortization expense	$256,416

7.    Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	September 30, 2021	December 31, 2020
2.25% Senior Convertible Notes due 2021:
Principal amount	$—	$650,000
Unamortized debt discount	—	(3,945)
Unamortized debt issuance costs	—	(752)
	—	645,303
1.00% Senior Convertible Notes due 2023:
Principal amount	450,000	450,000
Unamortized debt discount	—	(46,837)
Unamortized debt issuance costs	(7,677)	(11,049)
	442,323	392,114
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt discount	—	(66,346)
Unamortized debt issuance costs	(9,143)	(9,542)
	440,857	374,112
Total Senior Convertible Notes	$883,180	$1,411,529

Less: Current portion	—	(645,303)
Long-term Senior Convertible Notes	$883,180	$766,226

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

The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2021 includes $3.0 million and $0.8 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the three months ended September 30, 2020 includes $3.7  million, $4.7  million and $0.9 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the nine months ended September 30, 2020 includes $11.0  million, $13.8  million and $2.6  million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2021 Notes was 5.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2021 Notes was 2.9%, which included the interest on the notes and debt issuance costs.

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

2021 Warrants

The Company sold warrants to the 2021 Counterparties to acquire up to 10,865,270 shares of the Company’s common stock. The 2021 Warrants will expire on various dates from June 2021 through December 2021 and may be settled in cash or net shares. As of September 30, 2021, 6,881,290 warrants expired unexercised. It is the Company's current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $44.9 million in cash proceeds from the sale of the 2021 Warrants, which was recorded in additional paid-in-capital. The 2021 Warrants could have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2021 Warrants, which is $80.00 per share. The Company uses the treasury share method for assumed conversion of its 2021 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

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

The interest expense recognized on the 2023 Notes during the three months ended September 30, 2021 includes $1.1 million for both the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2023 Notes during the nine months ended September 30, 2021 includes $3.4 million for both the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2023 Notes during the three months ended September 30, 2020 includes $1.1  million, $4.4 million and $1.0  million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2023 Notes during the nine months ended September 30, 2020 includes $1.5 million, $5.9 million and $1.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2023 Notes was 6.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2023 Notes is 2.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of September 30, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

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

The interest expense recognized on the 2025 Notes during the three months ended September 30, 2021 includes $0.4 million and $0.7 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively.  The interest expense recognized on the 2025 Notes during the nine months ended September 30, 2021 includes $1.3 million and $2.0 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the three months ended September 30, 2020 includes $0.4  million, $3.6  million and $0.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the nine months ended September 30, 2020 includes $1.0  million, $8.3  million and $1.0 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Prior to the adoption of ASU 2020-06, the effective interest rate on the 2025 Notes was 4.9%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2025 Notes is 1.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of September 30, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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

The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of September 30, 2021 and December 31, 2020.

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

8.    Shareholders’ Equity

In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. Under this program, the Company is authorized to repurchase common stock in open market purchases, privately negotiated purchases or other transactions through October 2020. In February 2020, the Company announced that the Board of Directors increased the share repurchase authorization from $100 million to $150 million of the Company’s common stock through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million. As of September 30, 2021, $75.0 million remained authorized under the share repurchase program.

On September 10, 2020, upon obtaining stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 120,000,000 shares to 150,000,000 shares.

On November 3, 2021, the Board of Directors approved an a one-year extension of the Company’s share repurchase program and increased the share repurchase authorization by $25.0 million. Accordingly, as of November 9, 2021, the Company is authorized to repurchase up to $100.0 million of its common stock through December 31, 2022.

9.    Stock-Based Compensation

The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Selling, general and administrative expense	$3,245	$6,033	$13,438	$5,418
Research and development expense	1,656	1,439	4,323	4,194
Cost of sales	64	99	211	194
Stock-based compensation expense before taxes	4,965	7,571	17,972	9,806
Related income tax benefit	(759)	(886)	(2,746)	(1,147)
Stock-based compensation expense, net of taxes	$4,206	$6,685	$15,226	$8,659

At September 30, 2021, there was $47.1 million of unamortized compensation expense for restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units and Performance-Based Restricted Stock Units

The Company issued approximately 17,000  and 304,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2021, respectively, and issued approximately 270,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2020.

Stock Options and Employee Stock Purchase Plan

The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan (“ESPP”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ESPP
Volatility	35%	75%	42%	57%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	0.1%	0.1%	0.1%	0.7%
Expected dividend yield	—%	—%	—%	—%

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

10.    Income Taxes

Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2021, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax expense from return to provision adjustments, tax benefits related to share-based windfall deductions and disqualifying disposition deductions, valuation allowance adjustments, uncertain tax reserves, miscellaneous tax payments, net of refunds and changes in tax rates. The Company’s effective tax rate recorded for the nine months ended September 30, 2021 was (12%), which represents tax expense on a year-to-date book loss before taxes.

In accordance with the disclosure requirements as described in ASC 740, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $2.2 million during the nine months ended September 30, 2021, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.7 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for the 2014 – 2016 tax years, Florida for the 2016 – 2018 tax years, and New York State for the 2018 – 2019 tax years. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2016 and 2013 forward, respectively.

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

Net sales by product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Spinal hardware	$204,250	$220,933	$630,052	$564,620
Surgical support	66,586	74,349	206,861	194,155
Total net sales	$270,836	$295,282	$836,913	$758,775

Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
(in thousands)	2021	2020	2021	2020	2021	2020
United States	$207,228	$232,112	$644,848	$597,601	$253,615	$239,802
International (excludes Puerto Rico)	63,608	63,170	192,065	161,174	48,580	46,567
Total	$270,836	$295,282	$836,913	$758,775	$302,195	$286,369

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheet. Leases with an initial term of 12 months or less are not recorded in the Unaudited Consolidated Balance Sheet. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of September 30, 2021 and December 31, 2020.

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

The table below summarizes the Company’s right-of-use assets and lease liabilities as of September 30, 2021 and December 31, 2020:

(in thousands, except years and rates)	September 30, 2021	December 31, 2020
Assets
Operating	$104,590	$102,270
Financing	2,322	2,956
Total leased assets	$106,912	$105,226

Liabilities
Current:
Operating	$9,627	$7,875
Financing	1,500	1,355
Long-term:
Operating	113,128	111,634
Financing	987	1,812
Total lease liabilities	$125,242	$122,676

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	11.7	12.8
Weighted-average remaining lease term (years) - finance leases	2.2	2.2
Weighted-average discount rate - operating leases	5.3%	5.4%
Weighted-average discount rate - finance leases	4.9%	4.9%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Lease expense:
Operating lease expense	$4,068	$3,888	$12,004	$11,348
Finance lease expense:
Depreciation of right-of-use assets	352	313	1,006	876
Interest expense on lease liabilities	27	30	88	89
Total lease expense	$4,447	$4,231	$13,098	$12,313

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$3,914	$3,724	$11,403	$10,720
Operating cash flows used for financing leases	27	30	88	89
Financing cash flows used for financing leases	367	242	1,038	784
Total cash paid for amounts included in the measurement of lease liabilities	$4,308	$3,996	$12,529	$11,593

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$1,375	$953	$10,534	$40,758

The Company’s future minimum annual lease payments under operating and financing leases at September 30, 2021 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
Remaining 2021	$396	$3,998
2022	1,517	15,791
2023	587	14,865
2024	63	13,642
2025	11	12,310
Thereafter	7	108,721
Total minimum lease payments	$2,581	$169,327
Less: amount representing interest	(94)	(46,572)
Present value of obligations under leases	2,487	122,755
Less: current portion	(1,500)	(9,627)
Long-term lease obligations	$987	$113,128

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At September 30, 2021, future commitments for such key executives were approximately $16.6 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

This quarterly report on Form 10-Q (“Quarterly Report”), including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

•	the value proposition of our products and procedural solutions;
•	our intentions, beliefs and expectations regarding our expenses, sales, operations and future financial performance;
•	our operating results;
•	our plans for future product developments and enhancements of existing products;
•	anticipated growth and trends in our business;
•	third party reimbursement policies and practices;
•	the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•	our belief that our cash and cash equivalents and investments will be sufficient to satisfy our anticipated cash requirements;
•	the impact of global economic conditions and public health crises and epidemics, such as the COVID-19 pandemic, on our business and industry;
•	our expectations regarding our customers and the adoption of our products and procedures;
•	our beliefs and expectations regarding our market penetration and expansion efforts;
•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;
•	our anticipated trends, product pricing pressure, competitive tactics and other challenges in the markets in which we operate; and
•	our expectations and beliefs regarding and the impact of policy changes, investigations, claims and litigation.

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

We have also invested in enabling technologies, including the development of capital equipment designed to further improve clinical, financial, and operational outcomes of spine surgery. Our capital equipment portfolio currently consists of Lessray and the Pulse platform. Lessray is an image enhancement platform designed to reduce radiation exposure in the operating room by allowing surgeons to take low-quality, low-dose images and improve them to look like conventional full-dose images. Pulse, which has received CE certification in Europe and regulatory clearance in the U.S., integrates multiple enabling technologies within a single, expandable platform and is engineered to improve workflow, reduce variability, and increase the reproducibility of surgical outcomes. The Pulse platform’s modular architecture is designed to incorporate applications for neuromonitoring, surgical planning, patient-specific rod bending, smart imaging, navigation, and integration with robotics and other smart tools in the future.

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

In December 2019, a novel strain of coronavirus which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements. In addition, many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred or suspended elective surgical procedures. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures. The cumulative effect of these disruptions had a significant impact on our business during the year ended December 31, 2020 and the nine months ended September 30, 2021, and it is not possible for us to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures. During the three months ended September 30, 2021, procedural volumes for elective surgeries were negatively affected in the U.S. and certain international regions primarily due to the impact of the COVID-19 Delta variant as well as U.S. healthcare worker shortages. The COVID-19 pandemic continues to evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, the duration and severity of U.S. healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Sales and Operations

The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IONM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IONM services are recognized in the period the service is performed for the amount of payment we expect to receive. We make available surgical instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. While selling or leasing of capital equipment has not historically made up a material portion of our total net sales, capital equipment selling and leasing activity will likely increase over time as a result of our commercialization of the Pulse platform.

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation have been made in the United States. We sell our products in the United States through a sales force comprised primarily of directly-employed and independent sales representatives. Our sales force provides a delivery and consultative service to surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the selling, general and administrative operating expense line item within our Consolidated Statements of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors.

During the three months ended September 30, 2021, we made a determination to withdraw certain Precice biodur products manufactured by our NuVasive Specialized Orthopedics (NSO) subsidiary from the market and discontinue sales of the products.  As a result, we recorded a charge of $14.2 million in the quarter for an increase to our inventory reserves and related liabilities. The withdrawn products did not include the Precice titanium device system or MAGEC system, and did not make up a material portion of our net sales.

Results of Operations

Net Sales

	September 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$204,250	$220,933	$(16,683)	(8)%
Surgical support	66,586	74,349	(7,763)	(10)%
Total net sales	$270,836	$295,282	$(24,446)	(8)%
Nine Months Ended
Net sales
Spinal hardware	$630,052	$564,620	$65,432	12%
Surgical support	206,861	194,155	12,706	7%
Total net sales	$836,913	$758,775	$78,138	10%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

We expect continued adoption of our innovative minimally invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the United States have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business. While procedural volume rates for elective surgeries did recover during the second quarter of 2021, they declined in the U.S. and certain international regions during the three months ended September 30, 2021 primarily due to the impact of the COVID-19 Delta variant along with shortages in U.S. healthcare workers.  The COVID-19 pandemic continues to evolve and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.

Net sales from our spinal hardware product line offerings decreased $16.7 million, or 8%, during the three months ended September 30, 2021, compared to the same period in 2020. Product volume within spinal hardware decreased our net sales by approximately 7% during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to COVID-19 pandemic impacts and NSO product availability. There were unfavorable pricing changes of approximately 1% during the three months ended September 30, 2021, compared to the same period in 2020.  Foreign currency fluctuation had an insignificant impact on net sales from spinal hardware for the three months ended September 30, 2021, compared to the same period in 2020.

Net sales from our spinal hardware product line offerings increased $65.4 million, or 12%, during the nine months ended September 30, 2021, compared to the same period in 2020. Product volume within spinal hardware increased our net sales by approximately 12% during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to improved recovery rates of certain elective surgeries as a result of COVID-19 pandemic impacts. There were unfavorable pricing changes of approximately 1% during the nine months ended September 30, 2021, compared to the same period in 2020.  Foreign currency fluctuation increased our spinal hardware net sales by approximately 1% during the nine months ended September 30, 2021, compared to the same period in 2020.

Net sales from our surgical support product line offerings decreased $7.8 million, or 10%, during the three months ended September 30, 2021, compared to the same period in 2020. Product and service volume within surgical support decreased our net sales by approximately 9% during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a reduction in elective surgeries as a result of COVID-19 pandemic impacts. There were unfavorable pricing changes of approximately 1% during the three months ended September 30, 2021, compared to the same period in 2020. Foreign currency fluctuation had an insignificant impact on net sales from surgical support for the three months ended September 30, 2021, compared to the same period in 2020.

Net sales from our surgical support product line offerings increased $12.7 million, or 7%, during the nine months ended September 30, 2021, compared to the same period in 2020. Product and service volume within surgical support increased our net sales by approximately 8% during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to improved recovery rates of certain elective surgeries as a result of COVID-19 pandemic. There were unfavorable pricing changes of approximately 1% during nine months ended September 30, 2021, compared to the same period in 2020. Foreign currency fluctuation had an insignificant impact on net sales from surgical support for the nine months ended September 30, 2021, compared to the same period in 2020.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Cost of sales	$88,652	$84,633	$4,019	5%
% of total net sales	33%	29%		4%
Nine Months Ended
Cost of sales	$238,743	$237,003	$1,740	1%
% of total net sales	29%	31%		(2)%

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

Cost of sales increased $4.0 million, or 5%, during the three months ended September 30, 2021, compared to the same period in 2020. Cost of sales as a percentage of net sales for the three months ended September 30, 2021 increased by 4%, compared to the same period in 2020. The increase in cost of sales for the three months ended September 30, 2021 is primarily attributable to an increase in our inventory reserves of $4.7 million. During the three months ended September 30, 2021, we recorded a $14.2 million inventory reserve associated with a withdrawal of certain products from the market. Separately, offsetting this increase is a reduction in the change in the amount of our reserve for excess and obsolete inventory of $9.5 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This reduction is primarily attributable to updates to our estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic. Additionally, we observed a proportional reduction in cost of sales associated with lower net sales due to a reduction in elective surgeries from pandemic impacts in the three months ended September 30, 2021 when compared to the same period in 2020.

Cost of sales increased $1.7 million, or 1%, during the nine months ended September 30, 2021, compared to the same period in 2020. Cost of sales as a percentage of net sales for the nine months ended September 30, 2021 decreased by 2%, compared to the same period in 2020. The increase in cost of sales for the nine months ended September 30, 2021 is primarily associated with proportional higher net sales, compared to the same period in 2020. Offsetting this increase is a decrease in the change in the amount of our excess and obsolete inventory reserves of $17.8 million as compared to the nine months ended September 30, 2020. This reduction in our excess and obsolete inventory reserves is primarily attributable to the $14.2 million inventory reserve recorded in the third quarter of 2021 associated with the withdrawal of certain products from the market.  Separately, offsetting this increase is a reduction in the change in the amount of our reserve for excess and obsolete inventory of $32.0 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This reduction is primarily attributable to updates to our estimates and assumptions about future demand for certain spinal hardware products associated with market conditions affected by the COVID-19 pandemic.

Operating Expenses

	Three Months Ended
	September 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Selling, general and administrative	$146,056	$146,260	$(204)	(0)%
% of total net sales	54%	50%
Research and development	23,405	20,404	3,001	15%
% of total net sales	9%	7%
Amortization of intangible assets	14,805	13,826	979	7%
Business transition costs	4,551	3,107	1,444	46%

	Nine Months Ended
	September 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Selling, general and administrative	$449,407	$402,935	$46,472	12%
% of total net sales	54%	53%
Research and development	67,393	58,067	9,326	16%
% of total net sales	8%	8%
Amortization of intangible assets	43,230	39,150	4,080	10%
Purchase of in-process research and development	—	1,011	(1,011)	*
Business transition costs	21,688	2,541	19,147	(754)%

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

Selling, general and administrative expenses decreased by $0.2 million during the three months ended September 30, 2021, compared to the same period in 2020. The decrease during the three months ended September 30, 2021 is primarily due to reduction in compensation costs, including stock-based compensation, commissions, legal expenses associated with certain ongoing litigation matters, and partially offset by an increase in travel expenses, compared to the same period in 2020.

Selling, general and administrative expenses increased by $46.5 million, or 12%, during the nine months ended September 30, 2021, compared to the same period in 2020. The increase during the nine months ended September 30, 2021 is primarily due to increased compensation costs, including stock-based compensation, commissions and freight expenses, compared to the same period in 2020. During the nine months ended September 30, 2020, we implemented temporary actions to reduce expenses, including compensation reductions for our Board of Directors and executive officers and reducing discretionary spend across the organization, due to the impacts from the COVID-19 pandemic.  These increases were partially offset by reduced legal expenses during the nine months ended September 30, 2021, associated with certain ongoing litigation matters.

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

Research and development expense increased by $3.0 million and $9.3 million, or 15% and 16%, during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in spending is primarily due to higher headcount and headcount-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment and the Simplify Cervical Artificial Disc acquired during the first quarter of 2021. Over the course of the COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.

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

During the three months ended September 30, 2021, we recorded $4.6 million of costs related to acquisition, integration and business transition activities, which included $0.7 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions. During the nine months ended September 30, 2021, we recorded $21.7 million of costs related to acquisition, integration and business transition activities, which included $6.6 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions. We incurred $4.0 million of costs associated with the acquisition of Simplify Medical during the nine months ended September 30, 2021.

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

Interest and Other Expense, Net

	September 30,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Interest income	$23	$271	$(248)	(92)%
Interest expense	(4,320)	(21,123)	16,803	(80)%
Other (expense) income, net	(13,082)	251	(13,333)	(5,312)%
Total interest and other expense, net	$(17,379)	$(20,601)	$3,222	(16)%
Nine Months Ended
Interest income	$119	$1,306	$(1,187)	(91)%
Interest expense	(16,738)	(49,164)	32,426	(66)%
Other expense, net	(24,339)	(18,819)	(5,520)	29%
Total interest and other expense, net	$(40,958)	$(66,677)	$25,719	(39)%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments and net foreign currency exchange gains and losses. Total interest and other expense, net decreased by $3.2 million during the three months ended September 30, 2021 as compared to the same period in 2020. Interest expense decreased by $16.8 million primarily due to the discontinuation of accretion of the debt discount for our Senior Convertible Notes due 2023 and 2025 resulting from our adoption of ASU 2020-06 on January 1, 2021, as well as a reduction in interest expense relating to the 2021 Senior Convertible Notes which were settled in March 2021. Other (expense) income, net increased by ($13.3) million during the three months ended September 30, 2021 due to an increase in net foreign currency exchange losses of $12.2 million. We established intercompany receivables and payables and contingent consideration liabilities in connection with the acquisition of Simplify Medical which are subject to foreign currency remeasurement. See Note 1 to the Unaudited Consolidated Financial Statements for further discussion on the adoption of ASU 2020-06.

Total interest and other expense, net decreased by $25.7 million during the nine months ended September 30, 2021 as compared to the same period in 2020. Interest expense decreased by $32.4 million primarily due to the discontinuation of accretion of the debt discount for our Senior Convertible Notes due 2021, 2023 and 2025 resulting from our adoption of ASU 2020-06 on January 1, 2021, as well as a reduction in interest expense relating to the 2021 Senior Convertible Notes which were settled in March 2021.  Other expense, net increased by $5.5 million primarily due to an increase in net foreign currency exchange losses of $20.4 million during the nine months ended September 30, 2021, compared to the same period in 2020. Offsetting this increase, is a net loss of $12.3 million recognized during the nine months ended September 30, 2020 for the change in fair value of derivative assets and liabilities corresponding to the Senior Convertible Notes due 2023, and an increase in the net gain from strategic investments of $2.4 million recorded during the nine months ended September 30, 2021.

Income Tax (Benefit) Expense

	September 30,
(in thousands, except %)	2021	2020
Three Months Ended
Income tax (benefit) expense	$(2,373)	$579
Effective income tax rate	10%	9%
Nine Months Ended
Income tax expense (benefit)	$2,844	$(9,764)
Effective income tax rate	(12)%	20%

The provision for income tax expense as a percentage of pre-tax loss was a benefit of 10% for the three months ended September 30, 2021, compared with an expense of 9% on pre-tax income for the three months ended September 30, 2020. The increased rate during the three months ended September 30, 2021 was primarily due to increased valuation allowances and a decrease in uncertain tax position releases, offset by a reduced foreign income inclusion and a reduced limitation on officer’s compensation deductions.

The provision for income tax expense as a percentage of pre-tax loss was (12%) for the nine months ended September 30, 2021, compared with a benefit of 20% on pre-tax losses for the nine months ended September 30, 2020. The increased expense during the nine months ended September 30, 2021 was primarily due to increased valuation allowances and a decrease in uncertain tax position releases, offset by a reduced foreign income inclusion and an increase in windfall tax benefits on share-based payments.

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

A substantial portion of our operations are located in the United States, and the majority of our net sales and cash generation have been made in the United States. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations from operations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in United States dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of September 30, 2021, the cash balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $51.3 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the United States. As of September 30, 2021, our account receivable balance held by our foreign subsidiaries with currencies other than the United States dollar was approximately $52.8 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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

On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. We anticipate the remaining milestones will become payable at varying times between 2022 and 2024, but are subject to change based on the achievement of those manufacturing and commercial milestones.

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

Cash, cash equivalents and short-term investments were $234.6 million and $1.03 billion at September 30, 2021 and December 31, 2020, respectively. While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Given the impact the COVID-19 pandemic has had on demand for elective surgical procedures, we took temporary actions during 2020 to reduce operating expenses and preserve liquidity, such as reducing compensation for our directors and executive officers, limiting discretionary spend, and adjusting manufacturing capacity based upon demand. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, and also as a result of certain acquisition-related obligations and milestone achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 pandemic, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

The decrease in liquidity during the nine months ended September 30, 2021 of $795.4 million was primarily a result of cash outflows of $649.4 million related to the settlement of our Senior Convertible Notes due 2021, the acquisition of Simplify Medical for $149.5 million (net of cash acquired) and the payment of $45.8 million for the achievement of the Simplify Medical regulatory milestone. At September 30, 2021, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows from Operating Activities

Cash provided by operating activities was $144.8 million for the nine months ended September 30, 2021, compared to $113.2 million for the same period in 2020. The $31.6 million increase in cash provided by operating activities was primarily due to a reduction in payments for compensation related accruals and inventory partially offset by timing of payments for accounts payable during the nine months ended September 30, 2021, compared to the same period in 2020.

Cash Flows from Investing Activities

Cash used in investing activities was $110.4 million for the nine months ended September 30, 2021, compared to $288.2 million used for the same period in 2020. The $177.8 million decrease in cash used in investing activities was primarily due to a net increase of $380.7 million relating to purchase, sale and maturity activity from our marketable security portfolio during the first nine months of 2021 and 2020. This was partially offset by payments of $195.3 million associated with the acquisition of Simplify Medical and the associated regulatory milestone being met during the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Cash used in financing activities was $654.0 million for the nine months ended September 30, 2021, compared to $735.7 million provided from financing activities for the same period in 2020. The $1.4 billion increase in cash used in financing activities was due to the $649.4 million payment to settle our Senior Convertible Notes due 2021 during the nine months ended September 30, 2021.  Additionally, in the nine months ended September 30, 2020, we issued $450.0 million of Senior Convertible Notes due 2025, and $450.0 million of Senior Convertible Notes due 2023, receiving proceeds of $437.0 million and $436.9 million, respectively.  These proceeds were offset by $53.9 million of net cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with these Senior Convertible Notes.  Treasury stock purchases decreased by $72.4 million during the nine months ended September 30, 2021, compared to the same period in 2020.

Treasury stock purchases related to equity award vesting totaled $7.3 million during the nine months ended September 30, 2021. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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

In addition, we sold the 2021 Warrants to the 2021 Counterparties to acquire up to 10,865,270 common shares of our stock. The 2021 Warrants will expire on various dates from June 2021 through December 2021 and may be settled in cash or net shares. As of September 30, 2021, 6,881,290 warrants expired unexercised. It is our current intent and policy to settle all conversions in shares of our common stock. We received $44.9 million in cash proceeds from the sale of the 2021 Warrants. The 2021 Warrants could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period exceeds the strike price of the 2021 Warrants, which is $80.00 per share.

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

1.00% Senior Convertible Notes due 2023

In June 2020, we issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as we did not have enough available shares and were unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, we held a Special Meeting of Stockholders and received stockholder approval to amend our Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of our common stock authorized for issuance, we currently have sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of September 30, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

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

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, referred to as the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (c) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of September 30, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All of our assets including the assets of our material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent. Each of our material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, we incurred issuance costs which will be amortized over the term of the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of September 30, 2021 and December 31, 2020.

Any borrowings under the 2020 Facility are intended to be used to provide financing for working capital and other general corporate purposes, including potential mergers and acquisitions and to refinance indebtedness. Borrowings under the 2020 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2020 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) the Eurocurrency Rate for an interest period of one month plus 1.00%. The margin for the 2020 Facility ranges, based on our consolidated total net leverage ratio, from 0.50% to 1.25% in the case of base rate loans and from 1.50% to 2.25% in the case of Eurocurrency Rate loans. The 2020 Facility includes an unused line fee ranging, based on our consolidated total net leverage ratio, from 0.35% to 0.50% per annum on the revolving commitment.

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of September 30, 2021, we are in compliance with the 2020 Credit Agreement covenants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

As of September 30, 2021, other than the aforementioned settlement of the 2021 Notes, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, other than the aforementioned additional exposure to fluctuations to the Australian dollar as a result of our acquisition of Simplify Medical, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2021. Based on such evaluation, our management has concluded that as of September 30, 2021, the Company’s disclosure controls and procedures are effective.

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

NUVASIVE, INC.

Date: November 9, 2021	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: November 9, 2021	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer