Form 10-K
period 2021-12-31
NUVASIVE INC
filed 2022-02-23
CIK 1142596

fv

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-50744

NUVASIVE, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12101 Airport Way	80021
Broomfield, Colorado (Address of principal executive offices)	(Zip Code)

(800) 455-1476

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NUVA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.5 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), based upon the closing sale price for the registrant’s common stock on that day as reported by the Nasdaq Global Select Market. Shares of common stock held by each officer and director on June 30, 2021 have been excluded in that such persons may be deemed to be affiliates.

As of February 21, 2022, there were 51,769,149 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference to portions of the definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission not- later than 120 days after December 31, 2021.

NuVasive, Inc.

Annual Report on Form 10-K for the Fiscal Year ended December 31, 2021

PART I

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:

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

These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed in this Annual Report and the documents incorporated by reference to this Annual Report. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to, those set forth in Part I, Item 1A – Risk Factors, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere throughout this Annual Report and in any other documents incorporated by reference to this Annual Report. Readers are cautioned not to place undue reliance on such forward-looking statements. We assume no obligation to update any forward-looking statements to reflect new information, future events or circumstances or otherwise, except as required by law. This Annual Report and the documents incorporated by reference to this Annual Report also contain estimates, projections and other information concerning our industry, our business, and the markets for certain medical conditions and procedures. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

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

Item 1.Business

Overview

We are a global medical technology company focused on developing, manufacturing, selling and providing procedural solutions for spine surgery, with a guiding purpose to transform surgery, advance care and change lives. We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures. For the year ended December 31, 2021, we generated net sales of $1.1 billion, including sales in more than 50 countries.

Since our incorporation in 1997, we have grown from a small developer of specialty spinal implants into a leading medical technology company delivering procedurally integrated solutions for spine surgery. A key driver of our growth has been our focus on innovative products and technologies that drive reproducible outcomes for patients, surgeons and providers. In 2003, we introduced the eXtreme Lateral Interbody Fusion procedure, or XLIF, a lateral access spine surgery technique that is less invasive than traditional, open surgical procedures and clinically proven to enable better patient outcomes. Building off the success of XLIF, we have continued to develop innovative, less-invasive techniques and technologies for spine surgery, and we have broadened our portfolio of solutions for traditional, open surgical procedures. Our comprehensive portfolio of solutions can be utilized in procedures for the cervical, thoracic and lumbar spine, supporting surgical approaches from the anterior, including lateral, and posterior. Our solutions are used to treat degenerative conditions and for complex spinal surgery, including adult and pediatric deformities, as well as trauma and tumors.

Underlying our procedurally integrated solutions for spine surgery are innovative technologies designed to enable better clinical, financial, and operational outcomes, including:

•

our differentiated surgical access instruments, including our integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;

•

our Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone, or PEEK;

•

our comprehensive fixation systems, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures;

•

our cervical total disc replacement, or cTDR, technology, which complements our portfolio of products and services for cervical spinal fusion surgery and is designed to offer surgeons best-in-class capabilities across key performance functions—anatomic, physiologic motion, and radiologic design;

•	our neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and our intraoperative neuromonitoring, or IONM, services and support; and
•

our Pulse platform, a software ecosystem that integrates multiple hardware technologies into a single, condensed footprint in the operating room, including: radiation reduction, imaging enhancement, rod bending, navigation, IONM, and spinal alignment tools.

In addition, we also design and sell expandable growing rod implant systems for the treatment of early-onset scoliosis that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. This technology is also the basis for our Precice line of products, which are designed to support complex orthopedic reconstruction, such as trauma and limb length discrepancy. Precice is an intramedullary device that, once implanted, utilizes the MAGEC technology to non-invasively lengthen the femur and tibia.

We intend to continue development on a wide variety of innovation projects to advance our leadership position in less-invasive spine surgery, increase our product offerings and solutions for traditional spine surgery procedures, and further our enabling technologies portfolio. We expect to continue to invest in the Pulse platform to support our global commercialization plan for the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics. In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for surgical automation.

Our primary corporate offices are located in Broomfield, Colorado and San Diego, California. At our San Diego campus, we also maintain a state-of-the-art cadaver operating theatre and research and development labs designed to accommodate the training of spine surgeons through our Clinical Professional Development education programs. Our location in Amsterdam, the Netherlands, serves as our international headquarters. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee, which due to its proximity to overnight third-party transporters, helps facilitate rapid delivery of our products and surgical instruments for surgeries. Additionally, our primary self-manufacturing facility, which produces spinal implants and fixation products, is located in West Carrollton, Ohio.

COVID-19 Impact on Our Business

The COVID-19 pandemic materially impacted our business and results of operations in fiscal years 2020 and 2021. Many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.

Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. During 2020 and 2021, we continued to train and educate surgeons on our products and less-invasive surgical techniques in both live and virtual settings. Further, we remained focused on developing innovative solutions and enabling technologies to drive increased adoption of less-invasive surgery, including the commercialization of the Simplify Cervical Disc for cTDR procedures and the Pulse platform in 2021. The COVID-19 pandemic continues to evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

Our Strategy

We continue to pursue the following strategies in order to improve our competitive position and grow our business:

•

Advance our Position in Less-Invasive Spine Surgery. We believe that surgeons, providers and patients will continue to recognize the benefits of less-invasive surgical techniques and our procedurally integrated solutions will promote better clinical, financial, and operational outcomes. It has been demonstrated clinically that XLIF and other less-invasive procedures facilitated by our procedurally integrated solutions decrease trauma and blood loss, and lead to faster overall patient recovery times compared to traditional, open spine surgery procedures. We believe our solutions have the potential to dramatically improve the clinical results of spine surgery and drive better reproducibility through enabling technologies. Because of this belief, we dedicate significant resources to researching clinical outcomes data as well as educating surgeons, providers and patients on the benefits of our products, and we intend to continue to capitalize on the growing demand for less-invasive surgical procedures.

•

Continue to Develop Innovative Solutions and Broaden our Portfolio of Offerings. One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery solutions to fulfill unmet clinical needs while improving clinical, financial, and operational outcomes. In the past several years, we have introduced a continual flow of new products and product enhancements for spinal fusion surgery, including a broader portfolio of offerings for traditional, open surgery procedures. Following our acquisition of Simplify Medical Pty Limited, or Simplify Medical, in February 2021, we also offer motion-preserving cervical artificial disc technology for cTDR procedures. With our comprehensive portfolio of product and service offerings, we can offer our customers procedural solutions for the cervical, thoracic and lumbar spine, and for various surgical approaches that distinguishes us from traditional spine implant companies. As part of this strategy, we must continue to vigorously protect and defend the intellectual property related to our innovative products.

•

Strengthen Proceduralization Supported by Enabling Technologies and Surgeon Education. We believe through continued innovation and a focus on providing comprehensive procedural solutions integrated with enabling technologies for our customers, we will simultaneously increase our market share and improve patient care. In 2019, we launched the X360 system, a comprehensive approach to lateral single-position surgery that leverages advanced techniques and technologies to deliver patient specific-care while enhancing operating room workflow and efficiency. In 2020, we launched the C360 system, a comprehensive portfolio to support anterior and posterior cervical spine surgery. In the first quarter of 2021, we acquired Simplify Medical and incorporated the Simplify Cervical Disc into our C360 system. In addition, in the third quarter of 2021, we launched the Pulse platform. The Pulse platform is a software ecosystem that integrates multiple hardware technologies, including: radiation reduction, imaging enhancement, rod bending, navigation, intra-operative neuromonitoring, and spinal alignment tools. The Pulse platform provides surgeons with integrated technologies that can enable faster decision-making and streamline operating room workflow. These and other launches of procedural systems and enhancements to existing solutions which integrate enabling technologies expand the ability of surgeons to use our products in a variety of surgical approaches and procedures for the spine. We believe that our surgeon education and training program is a strategic differentiator for us, and our Clinical Professional Development team has developed comprehensive, in-person training labs and virtual content to demonstrate the benefits of our innovative products and procedures. Education and training of surgeons will continue to be a focus as we advance our less-invasive solutions integrated with enabling technology.

•

Expand the Reach of Our Sales Force and Drive Growth Globally. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our sales force, particularly in international markets. Our global sales force consists of a mix of directly employed and independent sales representatives who are responsible for particular geographic regions. Outside of the United States, we also utilize third-party distributors. We expect to expand into new geographic territories and to deepen our penetration in existing territories in the United States. Internationally, we intend to make investments in infrastructure in order to better support existing markets and to drive expansion into new markets.

•

Selectively License or Acquire Complementary Products and Technologies. In addition to building our company through internal product development and global expansion efforts, we intend to selectively license or acquire complementary products and technologies and enter into strategic relationships designed to keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in international markets. Over the past several years, we have acquired companies and technologies to grow our product portfolio, enter new market segments, expand our international presence, and enhance our enabling technology platforms. In furtherance of our enabling technology strategy, we entered into a Spine Precision Partnership with Siemens Healthineers in 2018 to advance operating room workflow efficiency and provide increased precision in the delivery of minimally-disruptive spine surgery technologies through the integration of our Pulse platform with Siemens Healthineers’ mobile 3D C-arm, Cios Spin. In 2021, we expanded and differentiated our cervical portfolio through the acquisition of Simplify Medical, allowing us to address one- and two-level cTDR procedures with the Simplify Cervical Disc. By acquiring complementary products, entering into strategic relationships, and executing on domestic and international footprint expansion opportunities, we believe we can leverage our expertise of bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.

•

Provide Intraoperative Neuromonitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IONM. We believe our proprietary neuromonitoring platform is a differentiator in the market and is unique in its ability to provide information about the directionality and proximity of nerves. Through our NuVasive Clinical Services, or NCS, subsidiary, we have expanded the scale of our IONM services business and solidified our position as one of the largest providers of outsourced IONM services and are driving increased utilization of our neuromonitoring platform.

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

•

U.S. Population Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging “baby boomers” (people born between 1946 and 1965). This large population segment is expected to increasingly demand a quicker return to activities of daily living following surgery.

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

A principal factor contributing to spine surgeons’ slow adoption of traditional “minimally invasive” spine procedure alternatives has been inconsistent outcomes driven by the limited or lack of direct access to and visibility of the surgical anatomy, and the associated complex instruments that have been required to perform these procedures. Most traditional minimally invasive spine surgery systems do not allow the surgeon to directly view the spine and the relevant pathology point and, as such, provide only restrictive visualization through a camera system or endoscope, while also requiring the use of complex surgical techniques. In addition, most traditional minimally invasive spine surgery systems use complex or highly customized surgical instruments that require special training and the completion of a large number of clinical cases before the surgeon becomes proficient using the system, which is an impediment and/or deterrent to their adoption.

Our Commercial Products

Our procedurally integrated spine surgery solutions are designed to allow surgeons to perform a wide range of less-invasive surgical procedures with less tissue disruption of the spine, in all regions of the spine and from various surgical approaches, while overcoming the shortcomings of traditional minimally invasive spine surgical techniques. Our solutions are designed to treat a wide range of spinal pathologies while accommodating a surgeon’s preferred surgical technique. We believe our solutions can improve clinical, financial, and operational outcomes of spine surgery and should continue to drive an expanded number of minimally disruptive procedures performed, and make less-invasive techniques the standard of care in spine fusion and non-fusion surgery.

Our products and technology facilitate less-invasive applications of the following spine surgery procedures, among others:

•	Decompression, which is removal of a portion of bone or disc from over or under the nerve root to relieve impingement of the nerve;
•	Lumbar and thoracic fusion procedures in which the surgeon approaches the spine through the patient’s back (posterior), side (lateral) or abdomen (anterior);
•	Cervical fusion procedures, for either the posterior occipito-cervico-thoracic region or the anterior cervical region, and motion-preserving cTDR procedures; and
•	Complex cases involving adult and pediatric spinal deformity, trauma and tumor patients.

We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for IONM. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures.

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

Implants and Fixation Systems

We have many specialized implants and fixation products designed to be used as part of our procedurally integrated solutions. Our portfolio of spinal implants used for intervertebral disc height restoration include implants made from allograft, titanium, and PEEK. These spinal implants come in a variety of shapes, sizes, and lordosis options to accommodate specific approach, pathology, alignment restoration, and anatomical requirements of the patient and the particular fusion procedure. Our Advanced Materials Science portfolio of implants, designed to improve spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, includes our Modulus porous titanium implants and Cohere and Coalesce porous PEEK implants. Our implants are designed for insertion into the smallest possible space while maximizing surface area contact for fusion. Following our acquisition of Simplify Medical during the first quarter of 2021, we also offer cervical artificial disc technology for cTDR procedures. Our fixation products, including pedicle screws, rods and plates, have been uniquely designed and include a highly differentiated percutaneous minimally invasive solution with advanced guide technology, superior rod insertion options, and multiple reduction capabilities to be delivered through our procedures to provide stabilization of the spine. In particular, the Reline portfolio consists of innovative posterior fixation technology designed to preserve and restore spinal alignment, while addressing a wide range of spinal pathologies. Our Reline portfolio can be used in both traditional open procedures and less-invasive surgical procedures and includes fixation products for cervical, thoracic and lumbar spine, as well as Reline Trauma and Reline Small Stature for complex spinal surgery.

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

Intraoperative Neuromonitoring Systems

Our IONM systems utilize proprietary software hunting algorithms and graphical user interfaces to provide surgeons with an enhanced and intuitive nerve avoidance system. Our systems function by monitoring changes in electrical signals across muscle groups, which allows us to detect underlying changes in nerve activity. Through our IONM platforms, we give surgeons the option to connect their instruments to a computer system that provides discrete, real-time, surgeon directed and surgeon controlled feedback about the directionality and relative proximity of nerves during surgery. We believe our proprietary IONM platforms are a differentiator in the market and are unique in their ability to provide information about the directionality and proximity of nerves. Our systems analyze and then translate complex neurophysiologic data into simple, useful information to assist the surgeon’s clinical decision-making process. Surgeons can connect certain instruments to our IONM systems, thus creating an interactive set of instruments that better enable the safe navigation through the body’s nerve anatomy during surgery. The connection is accomplished using a clip that is attached to the instrument, effectively providing the benefits of our IONM systems through an instrument already familiar to the surgeon. Our proprietary software and easy to use graphical user interfaces allow the surgeon to make critical decisions in real time to help enable safer, faster, and more reproducible procedures to achieve improved patient outcomes.

Intraoperative Neuromonitoring Services

Through our NCS subsidiary, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IONM. Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the internet. Through this service, data can be analyzed in real-time by healthcare professionals for additional interpretation of intraoperative information and oversight, which we believe further improves the safety and reproducibility of the vast array of spine surgery procedures.

Enabling Technology

The integration of enabling technology into our procedural offering is integral to our strategy. Our investment in enabling technology is focused on our Pulse platform which is designed to further improve clinical, financial, and operational outcomes of spine surgery. Pulse integrates multiple hardware technologies into a single unit of capital equipment with two fixed screens in the operating room. We have incorporated into the Pulse platform existing technologies in our portfolio, including IONM, rod bending, and Lessray image enhancement, which is designed to help surgeons and hospital staff manage radiation exposure by using digital imaging processing technology to generate high resolution images of the surgical field from low resolution images. Pulse also includes navigation, spinal alignment tools, and other features designed to improve operating room workflow for all spine cases. Pulse seeks to facilitate and optimize clinical decision making while maintaining surgeon control through integrated technologies that inform one another—producing a seamless and efficient workflow. Pulse is designed to increase safety, efficiency, and surgical procedure reproducibility, while addressing some of the most common clinical challenges in spine surgery. Pulse offers wireless device capabilities, allowing connectivity and control of the Pulse platform from all members of the surgical team in the operating room. Its extensible architecture can support future surgical applications as we continue to invest and develop this technology platform.

Specialized Orthopedics

Through our NuVasive Specialized Orthopedics, or NSO, subsidiary, we develop and manufacture magnetically adjustable spine and orthopedics products using the MAGEC technology. Our MAGEC system is designed to overcome the limitations of conventional adjustable rod treatments for early onset scoliosis, or EOS, and reduce the number of surgical procedures required throughout childhood. EOS refers to severely deformed curvatures of the spine diagnosed before the age of ten. EOS is a challenging health issue and can lead to more severe progressive deformities. Surgical treatments for EOS include the use of surgically adjustable expandable rods to control the spine deformity while still allowing the spine to grow until a child reaches an appropriate size or age for a more permanent solution, such as spinal fusion. Surgeries to adjust traditional growing rods are typically performed every six to nine months and are associated with scarring, elevated infection rates, postoperative pain, and impaired mobility as the child heals from surgery. Additionally, these surgeries involve repetitive exposure to general anesthesia, which can delay development and impair long-term cognitive function. Once our magnetically adjustable MAGEC growing rods are surgically implanted in a patient, they can be adjusted non-invasively using an external remote controller. The ability to adjust growing rods without surgical intervention means that EOS patients can be treated with fewer planned surgeries. Our non-invasive adjustment technology enables physicians to perform more frequent adjustments in a non-surgical outpatient setting, thereby improving deformity correction and allowing for optimal spinal growth.

The proprietary MAGEC technology is also the basis for the Precice system, which is designed to support complex orthopedic reconstruction, such as trauma and limb length discrepancy, or LLD. LLD is caused by congenital deformity or injury resulting in one leg being shorter than the other, and large LLDs often require complex treatments including limb lengthening surgery to create equal limb length. The traditional limb lengthening surgical procedure includes the creation of a gap in the bone, or osteotomy, the attachment of wires or pins to the fractured bones, and the passing of the wires or pins through the skin to an external fixator, a scaffold-like frame that surrounds the limb. The external fixator distracts the bone when the patient or a family member manually turns the knobs on the fixator. These adjustments must be performed several times each day such that the bone is lengthened approximately one millimeter per day. Adjustments of the external fixator are very painful and associated with soft tissue disruption, disturbance of the wound healing process of the skin and soft tissue and high rates of pin site infection. In addition, traditional external fixation can result in significant psychosocial comorbidities that reduce quality of life for patients undergoing treatment, including anxiety, social disengagement, sleep disorders, depression and addiction to pain medication. The Precice system uses a specialized intramedullary nail that, once surgically implanted, is lengthened using the MAGEC technology, which enables non-invasive and painless adjustments using a pre-programmed external remote controller. As a result, Precice enables physicians to customize therapy to the needs of the patient over time without the need for surgical re-intervention and provides improved quality of life and satisfaction for patients in need of surgical limb lengthening.

Research and Development

Our research and development efforts are primarily focused on developing new technology platforms and further enhancing our existing products to improve and further integrate procedural solutions to address unmet clinical needs while improving clinical, financial, and operational outcomes. Our research and development group has extensive experience in developing products to treat spine pathologies. This group continues to work closely with clinical advisors and spine surgeons to design products and procedural solutions designed to improve patient outcomes, simplify techniques, and reduce patient trauma including subsequent hospitalization and rehabilitation times; and as a result reduce overall costs to patients and the healthcare system.

International

As the spine market shifts towards less-invasive surgery and international access to healthcare increases, it should provide us with an opportunity for accelerated growth outside the United States. Because our procedurally integrated solutions and technologies treat similar pathologies around the world, we are focused on expanding our operations in select international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in our global infrastructure to adapt alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our surgical techniques, instruments, products and technologies to our international customers. We intend to continue to make targeted investments in select international markets in order to increase our commercial reach outside of the United States. Our international net sales, which exclude Puerto Rico, were $262.4 million, or 23%, of total net sales for the year ended December 31, 2021.

Sales and Marketing

In the United States, we currently sell our procedurally integrated solutions through a combination of exclusive and non-exclusive independent sales agents and directly-employed sales force. Each member of our United States sales force is responsible for a defined territory, with our independent sales agents acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales representative or an independent sales agent is made on a territory–by-territory basis, with a focus on aligning the sales team with the best skills and experience with local surgeons’ needs. Our international sales force is comprised of directly-employed sales representatives, as well as distributors and independent sales agents. Directly-employed sales representatives make up the majority of our overall sales force.

Surgeon Training and Education

We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our procedurally integrated solutions. Our surgeon education and training program is led by our Clinical Professional Development team, and integrates surgical training with professional development and enables us to introduce surgeons to our less-invasive approaches to spine surgery. At our campus in San Diego, California, we maintain our West Coast Experience Center, including a state-of-the-art cadaver operating theatre and research and development labs to help educate and train surgeons. In September 2021, we expanded our Clinical Professional Development program with the opening of our East Coast Experience Center in Englewood, New Jersey. At this facility, we host competency-based courses and cadaveric trainings on our procedurally integrated solutions and maintain a dedicated demonstration lab to showcase our Pulse platform. Additionally, we offer educational and training courses globally through in-person formats and via virtual content, including through virtual conferences, video and social channels, to demonstrate the benefits of our innovative products and procedures.

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

Our products are inspected, packaged and labeled, as needed, at our qualified suppliers or at our facilities in Memphis, Tennessee, West Carrollton, Ohio, and Aliso Viejo, California. Under our existing contracts with third-party manufacturers, we reserve the right to inspect and assure conformance of each product and product component to our specifications.

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

We rely on two suppliers for PEEK, which comprises many of our partial vertebral body replacement and interbody product lines. We also work with a limited number of suppliers for certain components of our enabling technology and IONM platforms and continue to develop redundancies for critical components within those supply chains.

The COVID-19 pandemic has led to disruptions in the global supply chain. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability, longer shipping and delivery times, and in some cases, higher costs. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised.

We, and our third-party manufacturers, are subject to the quality system regulations of the FDA, state regulations (such as the regulations promulgated by the California Department of Health Services), and regulations promulgated by foreign regulatory bodies (such as in the European Union). For tissue products, we are FDA registered and licensed in the States of California, Delaware, Florida, Illinois, Maryland, New York, and Oregon. For our device implants and instruments, we are FDA registered, California licensed, CE marked and ISO certified. CE is an abbreviation for “Conformité Européenne” or European Conformity, and is the registration marking designating that a device can be commercially distributed throughout Europe. Our facilities and the facilities of our third-party manufacturers are subject to periodic announced and unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA, state, and/or international regulatory agencies for, among other things, conformance to Quality System Regulations and Current Good Manufacturing Practice requirements and other foreign or international standards.

Surgical Instrument, Implant Sets and Equipment Sales

For many of our customers, we provide surgical instrumentation sets, including both implants and instruments, as well as our IONM systems in a manner tailored to fulfill our customer’s obligations to meet surgery schedules. We do not generally receive separate economic value specific to the surgical instrument sets from the surgeons or hospitals that utilize them. In many cases, once the surgery is finished, the surgical instrument sets are returned to us, and we prepare them for shipment to meet future surgeries.

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

In certain cases, we will sell either surgical instruments, implant sets or both to our customers. While this does not constitute a material component of our business, as customer penetration and volume increases, these sales of sets allow our customers to increase the amount of surgical volume performed locally. Additionally, we offer flexibility to customers for our capital equipment by offering capital sales and leasing arrangements. We do not have a long history of selling, leasing or servicing capital equipment, and we have invested and intend to continue to invest in building resources and expertise in this area. Selling and leasing of capital equipment do not make up a material portion of our total net sales.

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

Patents

As of December 31, 2021, we had over 1,700 issued and pending patents world-wide, including over 730 U.S. issued patents. Our issued and pending patents cover, among other things:

•	Surgical access instrumentation and methodology, relating to our XLIF and X360 procedures and aspects thereof, as well as technologies and methods related to our C360 portfolio;
•	Artificial discs, including the Simplify Cervical Disc and related instrumentation;
•	Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•	Spinal implants and related instrumentation and targeting systems;
•	Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX;
•	Magnetic technology for non-invasive distraction of an implanted device, including the MAGEC technology platform;
•	Digital imaging processing technology that generates high resolution images of the surgical field from low resolution scans, including the Lessray technology platform;
•	Porous PEEK technology, included in our Cohere and Coalesce spinal implants; and
•	Surgical navigation and robotics technology.

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

Trademarks

As of December 31, 2021, we had over 400 trademark registrations in both domestic and foreign regions.

Competition

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. In our core spine business, our significant competitors are Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and Zimmer Biomet Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller spine companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International, Alphatec Holdings, SeaSpine Holdings, and others. With respect to our neuromonitoring and other enabling technologies, we primarily compete with Medtronic and Globus Medical.  Our NCS subsidiary competes with SpecialtyCare, numerous smaller and regional neuromonitoring companies as well as insourced neuromonitoring functions operated by hospitals. Our NSO subsidiary competes with divisions of traditional orthopedics companies, including Stryker Orthopedics and Smith & Nephew, as well as Orthofix International and other smaller companies that offer specialized orthopedics solutions.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that we market and sell in the United States must first receive either 510(k) clearance (by submitting a premarket notification) or premarket approval (by filing a premarket approval application, or PMA) from the FDA. In addition, certain modifications to marketed devices may require 510(k) clearance or approval of a PMA supplement. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products (referred to as a predicate device). The FDA’s 510(k) review process usually takes between three and six months from the date the application is submitted, but may last longer. The process of obtaining PMA approval is much more costly, lengthy and difficult than the 510(k) clearance process and generally takes between one and three years, or even longer, from the time the application is submitted to the FDA until any approval is obtained. In addition, a clinical trial is almost always required to support a PMA application, while clinical trial data is less often required to support a 510(k) premarket notification.

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

Human Cell, Tissue, and Cellular and Tissue Based Products

Our allograft products, including our Triad and ExtenSure, and our Osteocel Plus and Osteocel Pro products, are regulated by the FDA as Human Cell, Tissue, and Cellular and Tissue Based Products. FDA regulations do not currently require these minimally manipulated human tissue-based products to be subjected to a premarket approval or premarket notification process before they can be legally marketed if they are deemed to meet the requirements of a “361” product under the Public Health Safety Act.

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

The procurement and transplantation of allograft bone tissue is subject to United States federal law pursuant to the National Organ Transplant Act, or NOTA, a criminal statute that prohibits the purchase and sale of human organs used in human transplantation - including bone and related tissue - for “valuable consideration” (as defined in the NOTA). The NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. With the exception of removal and implantation, we provide services, directly or indirectly, in all of these areas. We make payments to vendors in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with the requirements of NOTA could result in enforcement action against us.

The procurement of human tissue is also subject to state anatomical gift acts and some states have statutes similar to NOTA. In addition, some states require that tissue processors be licensed by that state. Failure to comply with state laws could also result in enforcement action against us.

Continuing FDA Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These regulatory requirements could include, but are not limited to, the following:

•	device listing and establishment registration;
•	adherence to the Quality System Regulation which requires stringent design, testing, control, documentation and other quality assurance procedures;
•	labeling requirements and FDA prohibitions against the promotion of off-label uses or indications;
•	adverse event reporting;
•	post-approval restrictions or conditions, which could include post-approval clinical trials or other required testing;
•	post-market surveillance requirements;
•	the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and
•	requirements relating to voluntary corrections or removals.

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

Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA based on their medical judgment, we are prohibited from marketing or promoting products for such “off-label” uses.

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

Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for, or to induce the referral of patients for, items or services covered by Medicare, Medicaid and certain other governmental health programs. Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or ACA, neither knowledge of the Anti-Kickback Statute nor the specific intent to violate the law is a requirement for being found in violation of such laws. Violation of the Anti-Kickback Statute may result in civil or criminal penalties and exclusion from Medicare, Medicaid and other federal healthcare programs, and now provides a basis for liability under the False Claims Act. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. We believe our operations materially comply with the anti-kickback laws; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.

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

Foreign Corrupt Practices Act

The United States and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased United States government oversight and enforcement of the Foreign Corrupt Practices Act, or FCPA. The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. If the United States or another foreign governmental authority were to conclude that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the U.S. Department of Justice. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. We are also potentially subject to the UK Bribery Act, which would also subject us to the imposition of civil and criminal fines. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.

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

Compliance Program

A compliance program is a set of internal controls established by a company to prevent and/or detect any non-compliant activities and to address properly those issues that may be discovered. The United States government has recommended that healthcare companies, among others, develop and maintain an effective compliance program to reduce the likelihood of any such non-compliance by the company, its employees, agents and contractors. In addition, some states, such as Massachusetts and California, now require certain healthcare companies to have a formal compliance program in place in order to do business within the state. For years, we have maintained a compliance program structured to meet the requirements of the federal sentencing guidelines for an effective compliance program and the model compliance program guidance promulgated by HHS over the years. Our program includes, but is not limited to, a Code of Conduct, designation of a compliance officer, oversight by a designated committee of our Board of Directors, policies and procedures, a confidential disclosure method (a hotline), and conducting periodic compliance audits.

Foreign Government Regulation

Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that of the FDA, and the requirements may differ.

The European Union requires that manufacturers of medical devices obtain the right to bear the CE marking which designates compliance with existing directives and standards regulating the design, manufacture, and distribution of medical devices in member countries of the European Union. The method of assessing conformity varies depending on the classification of the product, but typically involves a combination of self-assessment by the manufacturer and a third-party assessment by an accredited “Notified Body”. This third-party assessment consists of an audit of the manufacturer’s quality system and technical review of the manufacturer’s product. We have now successfully passed several Notified Body audits since our original certification in 2001, granting us ISO certification and allowing the CE conformity marking to be applied to certain of our devices.

The European Union has also adopted the EU Medical Device Regulation which replaced existing directives and imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. Effective May 2021, medical devices marketed in the European Union require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, may be placed on the market until May 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

Following a national referendum and enactment of legislation by the government of the United Kingdom, or the UK, the UK formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework, including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the European Union, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Further, pursuant to guidance issued by the UK Government, the Medicines and Healthcare products Regulatory Agency, or MHRA, became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark referred to as UKCA, or UK Conformity Assessed, has also been introduced and will replace the CE conformity mark in the UK. UK Approved Bodies designated by the MHRA will conduct conformity assessments against applicable requirements of the UKCA mark. Obtaining the UKCA conformity mark is optional from January 2021 and will become mandatory in July 2023. Although CE conformity marketing and certificates issued by Notified Bodies will continue to be recognized in the UK through the end of June 2023, all medical devices were required to be registered with the MHRA as of January 1, 2021 in accordance with the provided grace period depending on the product risk classification. Additionally, for manufacturers based outside of the UK, a single UK Responsible Person with a place of business in the UK must be established. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.

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

Human Capital Resources

Workforce Composition

As of December 31, 2021, we had approximately 2,900 employees worldwide. Approximately 2,400 employees were located within the U.S. and 500 employees were located outside of the U.S., primarily throughout Europe and Asia. Our overall employee population is approximately 41% female and approximately 59% male. None of our employees are represented by a labor union. Employees of our wholly-owned subsidiary, NuVasive Netherlands B.V., based in the Netherlands, are covered by a Works Council. In addition to our employees, we partner with independent sales representatives and independent distributors who sell our products in the United States and internationally.

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

Diversity and Inclusion

We recognize the value associated with fostering a work environment that is culturally diverse and inclusive. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued. We have dedicated personnel focused on our diversity and inclusion vision and have established employee resource groups, which aim to highlight the value of diversity, inclusion and engagement, while providing professional development opportunities for women and employees of all genders, ethnicities and minority groups, backgrounds, experience levels, and locations. As we seek to create a more diverse and inclusive workforce, we have begun to monitor voluntarily disclosed diversity data to review hiring, promotion and attrition overall at the company and at the department level. We also review performance data and promotion and compensation information to ensure fair and objective decision-making.

Community

Our employees and sales representatives have a long history of providing support and care to our communities, donating time, resources and funds to local causes. Since 2009, we have leveraged our expertise in spine care to give back to local and global communities through the NuVasive Spine Foundation, or NSF, a 501(c)(3) nonprofit organization. NSF supports life-changing spine surgery for individuals around the world with limited access to high quality medical treatment by working with surgeons to advance the quality of spine care in disadvantaged communities. In addition, through our grants program, we support medical research and education, charitable and philanthropic endeavors. We believe in giving back, and we also believe it is important to operate our company in a socially responsible manner.

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

In response to the COVID-19 pandemic, we adopted a broad approach to increased safety, including work-at-home arrangements for employees who were able to do so, working shift adjustments to decrease the number of people in our manufacturing and distribution facilities, requirements for the wearing of masks and for physical distancing, increased cleaning between shifts, readily available hand sanitizing stations, widespread signage and messaging reminding employees of the importance of these measures and other steps. While we believe that we have taken appropriate measures to ensure the health and safety of our employees, there can be no assurances that these measures will be sufficient to protect our employees in our workplace or that they may otherwise be exposed to COVID-19 outside of our workplace. If essential employees become sick, incapacitated or are otherwise unable to continue working during the current COVID-19 pandemic or any future outbreaks of COVID-19 variants or other contagious diseases, our operations may be adversely impacted.

Human Capital Governance

Our Board of Directors receives regular updates on topics related to talent development, retention and recruiting initiatives, our diversity and inclusion program, succession planning, employee engagement and the results from our annual employee survey. Management also works closely with the Compensation Committee to establish goals and objectives and metrics in connection with the design and funding of the annual bonus opportunity for our employees. Additionally, the Nominating, Corporate Governance and Compliance Committee and the Audit Committee share oversight responsibilities related to the Company’s Code of Conduct which establishes policies pertaining to, among other things, employee conduct in the workplace, workplace safety, confidentiality, conflicts of interest, accuracy of books, records and financial statements, securities trading, anti-corruption, competition laws, interactions with health care professionals and political and charitable activities.

Additional details regarding employee engagement, talent development, diversity and inclusion, community outreach, employee health and safety and sustainability governance can be found in our Environmental, Social, and Governance (ESG) Report. Although not incorporated by reference into this Annual Report, the ESG Report can be accessed on our website at www.nuvasive.com, by clicking the “About” link and then “Corporate social responsibility.”

Corporate Information

Our business was incorporated in Delaware in July 1997. Our primary corporate offices are located in Broomfield, Colorado and San Diego, California, with our principal executive offices located at 12101 Airport Way, Broomfield, Colorado 80021. Our telephone number is (800) 455-1476. Our website is located at www.nuvasive.com. The contents of our website and the information we post through social media are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K or any other report or document we file with the Securities and Exchange Commission, or the Commission, and any references to our website and social media sites are intended to be inactive textual references only.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Commission. We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2021.

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

Risks Related to Our Business and Industry

•	We are subject to risks associated with public health threats, including the COVID-19 pandemic, which has had, and may continue to have, a material adverse effect on our business.
•	To be commercially successful, we must effectively demonstrate to surgeons and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.
•	We operate in a highly competitive market segment that is subject to rapid change, and if we are unable to compete successfully, our sales and operating results may suffer.
•	Third-party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.
•	Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.
•	Quality or safety issues affecting our products could harm our reputation, result in liability and adversely impact our business.
•	Our IONM business exposes us to risks inherent with the sale of services.

Risks Related to our Commercial Operations and Plans for Future Growth

•	If we are unable to maintain and expand our network of direct and independent sales representatives and third-party distributors, we may not be able to generate anticipated sales.
•	We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•	Our reliance on a limited number of suppliers and manufacturers could limit our ability to meet demand for our products in a timely manner or within our budget.
•	Manufacturing risks may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.
•	The loss of key employees, or our inability to recruit, hire and retain skilled and experienced personnel, could negatively impact our ability to effectively manage and expand our business.
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

Risk Factors

Risks Related to Our Business and Industry

We are subject to risks associated with public health threats, including the COVID-19 pandemic, which has had, and may continue to have, a material adverse effect on our business.

The nature of our business and our interactions with healthcare systems, surgeons and patients expose us to substantial risks associated with public health threats, including widespread outbreaks of contagious diseases, epidemics, and pandemics such as COVID-19. To slow the proliferation of COVID-19 and its variants, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. In addition, many government agencies in conjunction with hospitals and healthcare systems have to varying degrees deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we saw a significant reduction in procedural volumes during 2020 and 2021 as hospital systems and/or patients deferred spine surgery procedures. We anticipate that procedural volumes may continue to be impacted due to resurgences of COVID-19 or its variants, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

The COVID-19 pandemic and the resulting measures taken to reduce disease transmission have also impacted many aspects of our operations, including our supply chain and distribution systems, the cost and availability of certain components and raw materials due to shortages and resulting cost inflation, increased freight and shipping costs, and employee hiring and retention challenges. If these disruptions continue to persist, it could impair our ability to deliver our products to our customers and distribution partners and otherwise support and fulfill spine surgeries. Further, any such delay or shortage in the supply of components or raw materials may result in our inability to satisfy customer demand for certain products in a timely manner or at all, which could negatively affect future sales and profitability. Additionally, we have been and may continue to be subject to government and customer mandates that require our employees and contractors to obtain COVID-19 vaccinations. The implementation of a mandatory vaccination requirement may result in employee and contractor attrition and it may be difficult and costly to recruit and hire additional personnel.

The COVID-19 pandemic continues to rapidly evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. While we continue to believe that our overall business strategy and long-term future growth opportunities remain strong, and our priority is the health and well-being of our employees, customers, surgeons, and patients and the communities in which we operate, the potential adverse impacts of the COVID-19 pandemic may continue to have a negative impact on our operating results.

The COVID-19 pandemic is straining healthcare systems worldwide, which may further impact our business, results of operations and liquidity.

Due to the COVID-19 pandemic, hospitals in the U.S. and globally have to varying degrees suspended and delayed elective surgeries in order to allocate and direct medical supplies and capacity to the COVID-19 response. Some hospitals have limited access to their facilities or changed access protocols, which in some cases, has made it difficult for us to support our surgeon customers. Hospital systems in the U.S. and other countries have also experienced a shortage of healthcare workers resulting in increased labor costs and reduced patient capacity, further impacting the amount of medical procedures that can be performed. As a result, we experienced reductions in procedural volumes during 2020 and 2021. We expect hospitals and other facilities may continue to face significant disruptions in their business and incur financial losses if they are required to decrease or defer elective procedures or increase spending on supplies and infrastructure due to resurgences of COVID-19 and its variants. Potential patients may also cancel elective procedures or fail to seek needed care at hospitals which are involved in treating patients with COVID-19 due to the highly infectious nature of the disease. Additionally, the impact of the COVID-19 pandemic on the global economy and the financial markets could lead to a sustained period of economic turmoil and increased unemployment which may affect the ability of patients to seek care and treatment due to reduced health insurance coverage or the inability to pay premiums, deductibles, and copayments under health insurance plans. If the financial condition of hospitals deteriorate it could cause us to experience slower or impaired collections on accounts receivable, reductions in sales of our products and services, and increased price competition all of which could adversely impact our business, results of operations and liquidity. As of December 31, 2021, we had $246.1 million in cash and cash equivalents, we and the ability to draw up to $550.0 million under our 2020 revolving senior credit facility, or 2020 Facility. However, our ability to borrow under the 2020 Facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if the COVID-19 pandemic continues to adversely impact the healthcare system and our business. If the business interruptions caused by COVID-19 persist for a substantial period of time, we may need to seek other sources of liquidity and there can be no guarantee that additional liquidity will be readily available or available on favorable terms.

To the extent the COVID-19 pandemic adversely affects our business and macroeconomic conditions more generally, it may also have the effect of heightening many of the other risks described below.

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

Surgeons and hospitals may be hesitant to use and accept our products and procedural solutions for the following reasons, among others:

•	lack of experience with less-invasive surgical products and procedures;
•	lack or perceived lack of evidence supporting additional patient benefits;
•	perceived liability risks generally associated with the use of new products and procedures;
•	existing relationships with competitors;
•	limited or lack of availability of coverage and reimbursement within healthcare payment systems;
•	higher pricing associated with new products and procedures;
•	increased competition in procedural offerings;
•	lack or perceived lack of differentiation among procedures;
•	costs associated with the purchase of new products and equipment; and
•	the time commitment that may be required for training.

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

An important part of our business strategy is to stay ahead of our competitors by rapidly developing and commercializing innovative surgical solutions to fulfill unmet clinical needs while improving clinical, financial, and operational outcomes. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with changes in technology and market demand, as well as physician, hospital and healthcare provider practices. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:

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

The market for our surgical products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than those of our competitors. In our core spine business, our significant competitors are Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and Zimmer Biomet Spine, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller spine companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix International, Alphatec Holdings, SeaSpine Holdings, and others. With respect to our IONM and other enabling technologies, we primarily compete with Medtronic and Globus Medical. Our NCS subsidiary competes with Specialty Care, numerous smaller and regional neuromonitoring companies as well as insourced neuromonitoring functions operated by hospitals. Our NSO subsidiary competes with divisions of traditional orthopedics companies, including Stryker Orthopedics and Smith & Nephew, as well as Orthofix International and other smaller companies that offer specialized orthopedics solutions. At any time, these companies and other potential market entrants may develop alternative treatments, products or procedures that compete directly or indirectly with our offerings. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can.

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

Because of the significant size of the potential market for spine and other specialized orthopedic products and procedures, we anticipate that existing competitors will continue to dedicate substantial resources to developing competing products. If we are unable to compete effectively, our sales and operating results may suffer.

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

In the course of conducting our business, we must adequately address quality and safety issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality and safety issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. Additionally, as we continue to launch more complex products and technologies, including products based on the MAGEC technology platform and products like Pulse, risks related to quality and safety issues increase compared to our portfolio of spinal implants and fixation products. Manufacturing flaws, component failures, design defects, or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to our products and result in significant costs and negative publicity. An adverse event, safety alert or recall involving one of our products could result in reduced market acceptance and demand for our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, an adverse event, safety alert or recall could require costly design, engineering, and manufacturing changes, and result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. Further, if we substitute, replace or exchange products to address an adverse event, safety alert or recall, or take other steps to address the needs or concerns of our customers and patients, it could disrupt our business and have an adverse effect on our results of operations and financial condition. We may also voluntarily undertake a recall of our products, initiate certain field actions, temporarily shut down production lines, or place products on a shipping hold based on internal safety, quality monitoring and testing data. If we take action to reduce a health risk posed by our products, or to remedy a violation of the Federal, Food, Drug and Cosmetic Act or other regulations caused by our products that may present a risk to health, such action may need to be reported to the FDA or equivalent governmental authority. If the FDA or equivalent governmental authority subsequently determines that a report was required for a quality or safety action related to our products that we did not believe required a report, we could be subject to enforcement actions.

While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter or consent decree from the FDA or an equivalent action by a governmental health authority in an international jurisdiction. In addition, we may be subject to product recalls or seizures, monetary sanctions, lawsuits, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

The safety of many of our products is not yet supported by long-term clinical data and many of our products may therefore prove to be less safe and effective than initially thought.

As a consequence of our strategy to rapidly develop and commercialize new products and product enhancements, many of our products do not have a long history of use. Further, many of our products are subject to the FDA’s 510(k) premarket notification clearance process in the United States and similar regulatory processes in other countries, which may not require substantial clinical data. Accordingly, many of our products currently lack the breadth of published long-term clinical data supporting their safety and effectiveness. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. In particular, as we continue to launch more complex products and technologies, including products based on the MAGEC technology platform and products like Pulse, we may have to conduct additional studies and gather additional data to support their safety and effectiveness.

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

•	the assumption of certain known and unknown liabilities of acquired companies;
•	the incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill;
•	difficulties in retaining key relationships with employees, customers, partners and suppliers of an acquired company; and
•	difficulties in operating in different business markets where we may not have historical experience.

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

In addition, we may face additional risks related to foreign acquisitions and investments. Foreign acquisitions and investments involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks, and the particular economic, political and regulatory risks associated with specific countries.

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

Political, economic and regulatory influences are subjecting the healthcare industry to fundamental changes. For example, as a result of the ACA, the U.S. has implemented value-based payment methodologies and has created alternative payment models such as bundled payments to continue to drive improved value. The ACA also significantly altered Medicare and Medicaid reimbursements for medical services and medical devices. We anticipate that Congress, regulatory agencies and certain state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods with an objective of ultimately reducing healthcare costs and expanding access. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect federal healthcare reform or any future legislation or regulation may have on our customers’ purchasing decisions regarding our products and services. However, the implementation of new legislation and regulation may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially.

Our IONM business exposes us to risks inherent with the sale of services.

Our IONM services and support business exposes us to different risks than our other products and technologies. Through our NCS subsidiary, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Our neurophysiologists are present in the operating room during procedures and work with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the Internet. Providing this service subjects us to malpractice exposure. In addition, given the reliance on technology, any disruption to our IONM equipment or the Internet could harm our service operations and our reputation among our customers. Further, any disruption to our information technology systems could adversely impact the performance of our neurophysiologists and oversight physicians.

In addition, IONM services are directly billed to Medicare and commercial payers, which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and collections risk associated with third-party payers. Due to the breadth of many healthcare laws and regulations, our IONM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business, including under the Anti-Kickback Statute, the federal false claims laws and state law equivalents. Further, in December 2020, in connection with the Consolidated Appropriations Act of 2021, the No Surprises Act was signed into law in the U.S., which introduced national limitations on physician billing for certain services furnished by providers who are not in-network with the patient’s self-insured health plan, individual or group health plan. This federal law became effective on January 1, 2022, and several states where we conduct business have also enacted or are considering similar laws that would apply to patients having state-regulated insurance. These measures could limit the amount we can charge and recover for the IONM services we furnish where we have not contracted with the patient’s insurer, which could negatively impact the profitability of our IONM services business. If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.

Our increased focus on specialized pediatric conditions exposes us to different risks.

In furtherance of our growth strategy, we have invested in, and expect to continue to invest in the pediatric spine and orthopedic segments, which exposes us to different risks than our other products and technologies. With the 2016 acquisition of Ellipse Technologies, we began to offer innovative products based on the MAGEC technology platform, which accelerated our entry into the pediatric spine segment. Our MAGEC growing rods are used to treat early-onset scoliosis and, once surgically implanted in a patient, can be adjusted non-invasively using an external remote controller. We have further added to our pediatric portfolio with the launch of the Reline Small Stature system, designed as a deformity fixation solution for pediatric spine surgery, and products to support the adolescent deformity market. Designing and engineering specialized products for pediatric patients can be challenging, particularly as products need to accommodate growth in pediatric patients. If we are unable to design safe and effective products that meet the needs of pediatric patients, our ability to compete in the pediatric segment will be adversely impacted. Further, patients with early-onset scoliosis often have other risk factors and co-morbidities that can make surgeries more risky, which can lead to surgical and post-operative complications and potentially greater exposure for allegations of product liability.

In addition, if our pediatric products are the subject of safety concerns, whether actual or perceived, it would have an adverse impact on our business and results of operations. For example, we have previously issued field safety notices for certain of our MAGEC systems, and we have imposed voluntary ship holds on these products in the past. Further, for a portion of 2021, the CE mark for these products was suspended. While we have since resumed MAGEC sales in our key markets, for current and future versions of our MAGEC systems, and other systems we may offer in the future, we may need to conduct additional studies, gather additional data, or re-design or re-engineer such products, which could be costly. In certain cases, we may withdraw products from a market or markets or decide not to launch new products, which could have a material adverse effect on our business. Additionally, if we are the subject of any claims or lawsuits related to the issues identified in the field safety notices or otherwise, whether from impacted customers, distributors, surgeons or patients, it could harm our reputation and have a material adverse effect on our business and results of operations.

Our employees, independent sales representatives, consultants, distributors and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent sales representatives, consultants, distributors and other commercial partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees or third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, our reputation could be harmed, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.

Risks Related to our Commercial Operations and Plans for Future Growth

If we are unable to maintain and expand our network of direct and independent sales representatives and third-party distributors, we may not be able to generate anticipated sales.

In the United States, we sell our products through a combination of directly employed and independent sales representatives. Our international sales force is also comprised of directly employed and independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors. If our sales representatives and distributors fail to adequately promote, market and sell our products, or fail to develop strong relationships with customers, our sales could significantly decrease or fail to increase. Further, the termination or transition of a sales representative or distributor could disrupt business and cause us to incur expenses related to such termination or transition, including contract termination fees or expenses associated with claims and lawsuits. Asserting or defending against these types of claims and lawsuits may result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages.

We face significant challenges and risks in managing our geographically dispersed distribution network and retaining the individuals and organizations who make up that network. In the past, we have experienced departures of sales representatives and distributors, which have had a negative impact on our results. If sales representatives or distributors were to depart and be retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. In addition, as we expand into new markets, it may be difficult to find sales representatives and distributors with the appropriate expertise or it may take time for new sales representatives or distributors to reach full operational effectiveness and generate expected sales. Because of the intense competition for their services, we may be unable to recruit or retain sales representatives and distributors to work with us. Failure to hire or retain qualified sales representatives and distributors would prevent us from expanding our business and generating sales.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We intend to grow our business operations and we may experience periods of rapid growth and expansion. This anticipated future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing, warehousing and distribution operations, quality control, information technology infrastructure, technical support and customer service, sales force management and general and financial administration. We may not be able to maintain the quality or delivery timelines of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures.

If our commercial operations and sales volume grow, we will need to continue to increase our capacity for manufacturing, warehousing and distribution, sales operations and logistics, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our manufacturing, maintenance, and information technology systems capacity to meet increased demand, and further invest in our inventory. These increases in scale, expansion of personnel, purchases of equipment or process enhancements and investments in inventory can be costly and may not be successfully implemented, any of which could disrupt our business and have an adverse effect on our results of operations and financial condition.

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

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any products, it could be costly to replace such products in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, public health threats, or other service interruptions affecting delivery services we use would adversely affect our ability to process and fulfill orders for our products on a timely basis. Recently, we have experienced increased costs associated with the distribution and shipping of our products. While we have implemented cost containment measures to mitigate these inflationary pressures, we may not be able to completely offset these increases in our operational costs, which may have an adverse effect on our business, financial condition and results of operations.

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

As part of our business strategy, we intend to continue to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our own manufacturing facilities and those of our third-party suppliers, such as:

•	problems with quality control and assurance, including manufacturing nonconformances and product design defects;
•	defective raw materials or defects in product components that we source from third-party suppliers;
•	delays in obtaining raw materials or components from third-party suppliers and raw material and component supply shortages;
•	failing to predict demand accurately, resulting in a failure to increase production of products to meet demand;
•	potential adverse effects on existing business relationships with current third-party suppliers as we expand our in-house manufacturing capabilities;
•	maintaining control over manufacturing expenses as production expands, including increasing labor costs and costs of third-party components, commodities and other materials used in our products;
•	difficulties associated with compliance with local, state, federal and foreign regulatory requirements;
•	shortages of qualified personnel or workforce disruptions;
•	the inability to modify production lines to enable the efficient manufacture of new products or to quickly implement changes to current products in response to regulatory requirements;
•

disruptions caused by equipment malfunctions, facility closures from public protests or demonstrations, natural disasters such as hurricanes, tornadoes earthquakes or wildfires, and the impact of epidemics or pandemics, such as the COVID-19 pandemic; and

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

Our research and development programs and manufacturing and operations teams depend on our ability to attract and retain qualified managers and highly skilled personnel with technical, manufacturing and distribution experience. The ability to recruit and retain such personnel depends on a number of factors, including compensation and benefits, work location, work environment, and competition for labor. We may not be able to adequately attract or retain qualified managers and highly skilled personnel in the future due to competition from medical device and other businesses, universities, and public and private research institutions. There also may be shortages of skilled labor due to the COVID-19 pandemic, macroeconomic conditions, or other factors that may make it more difficult for us to attract and retain qualified personnel and lead to increased labor costs. All of our U.S. employees are employed on an at-will basis, which means that either we or the employee may terminate his or her employment at any time. The loss of key employees, the failure of any key employees to perform or our inability to attract and retain skilled employees, as needed, or an inability to effectively plan for and implement a succession plan for key employees could harm our business.

We face risks associated with our international business.

During the year ended December 31, 2021, $262.4 million, or 23%, of our net sales was attributable to our international customers (excluding Puerto Rico). We expect to continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international business operations are subject to a variety of risks, including:

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

•

differing complex regulatory requirements for obtaining clearances or approvals to market our products, including the EU Medical Device Regulation, CE product marking in Europe, and UKCA product marking in the UK;

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

•	complex data privacy requirements, including the EU GDPR;
•	environmental laws, including regulations relating to climate change and the emission of greenhouse gases;
•	public health emergencies, including the COVID-19 pandemic;
•	economic, political or social instability in foreign countries and regions;
•	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
•	potential changes to U.S. trade policy, including new legislation that could restrict international trade, or protectionist or retaliatory measures taken by governments of other countries; and
•	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

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

We have invested, and expect to increase our investment for the foreseeable future, in our international expansion efforts. To execute our anticipated growth in international markets we must:

•	manage the complexities associated with a larger, faster growing and more geographically diverse organization;
•	expand our clinical development resources to manage and execute increasingly global, larger and more complex clinical trials and studies;
•

manage our directly-employed sales personnel as well as independent distributors and sales representatives operating in international markets often pursuant to laws, regulations and customs that may be different than those that are customary for our U.S. operations;

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

•	develop and maintain procedures and infrastructure relating to the sterilization and packaging of our products to address the business needs of our international customers and regulatory requirements;
•	expend time and resources to receive product approvals and clearances to sell and promote products, including CE product marking in Europe and UKCA product marking in the UK; and
•	incur significant costs to comply with new and complex regulatory requirements such as the EU Medical Device Regulation.

We expect that our operating expenses will continue to increase as we continue to expand internationally. International markets may be slower than domestic markets in adopting our products and are expected, in many instances, to yield lower profit margins when compared to our domestic operations. We have only limited experience in expanding into international markets as well as marketing and operating our products and services in such markets.

Additionally, our international endeavors may involve significant risks and uncertainties, including distraction of management from domestic operations, insufficient sales to offset the expenses associated with our international strategy, and issues not discovered in our due diligence of new markets or ventures. Because international expansion is inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect our financial condition and operating results. Even if our international expansion is successful, our expenses may increase at a greater pace than our net sales and our operating results could be harmed.

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

We rely on sophisticated information technology systems and network infrastructure to operate and manage our business. We also maintain personally identifiable information, or PII, about our employees, and given the nature of our business, we have access to protected health information, or PHI. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel, suppliers or customers through the Internet is interrupted or compromised, our business could suffer.

The integrity and protection of our customer, personnel, financial, research and development, and other confidential data is critical to our business, and our customers and employees have a high expectation that we will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve and a number of states have adopted laws and regulations that may affect our privacy and data security practices regarding the use, disclosure and protection of PII. For example, California enacted legislation, the California Consumer Privacy Act, that, among other things, creates new individual privacy rights and imposes increased obligations on companies handling PII.

Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to system malfunction, computer viruses, and other cybersecurity threats such as malware, ransomware, and phishing and social engineering attacks. Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products. Third-party systems and software are also vulnerable to cybersecurity threats and may contain defects in design or manufacture (referred to as “supply-chain attacks”) or other problems that could result in system disruption or compromise the information security of our own systems. These events could lead to the unauthorized access of our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised we could be subject to fines, damages, litigation and enforcement actions, incur financial losses, suffer reputational damage, and lose trade secrets or other confidential information, each of which could significantly harm our business.

We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.

Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, floods, earthquakes, power loss, system malfunction, computer viruses, security breaches, cybersecurity threats such as malware, ransomware, phishing and social engineering attacks, and other events, which are beyond our control. Systems interruptions could reduce our ability to manufacture, deliver, and provide service for our products, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be completely effective. Further, a greater number of our employees are working remotely in response to the COVID-19 pandemic and related government actions and may choose to continue to work remotely after the pandemic has ended, which could expose us to greater risks associated with cybersecurity threats and systems interruptions. Loss of data could interrupt our operations, including our ability to ship products, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

Our primary corporate offices are located in Broomfield, Colorado and San Diego, California, which are both areas that have experienced fires, earthquakes and other natural disasters. In addition, our primary self-manufacturing facility is located in West Carrollton, Ohio, an area that has experienced tornados, winter storms and other natural disasters. A major earthquake, fire, tornado or other disaster (such as a major flood, tsunami, storm, drought or terrorist attack) affecting these or other NuVasive facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our facilities or those of our suppliers. Global climate change could also result in certain types of natural disasters occurring more frequently or with more extreme effects. For example, increasing intensity of drought and other climate conditions throughout California and Colorado increase the probability of wildfires in these States. Additionally, if our manufacturing facilities or any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed or canceled. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of a widespread disease or other public health crisis, such as the COVID-19 pandemic, could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employee benefits liability, property, workers’ compensation, products liability, medical professional liability, cyber-security, employment practice liability, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

As we expand our offerings to include capital equipment, we are exposed to additional risks related to warranties. Sales of our Pulse platform typically include warranty, maintenance and service obligations that begin after the date the equipment is delivered and installed at a customer’s facility. Customers may also purchase a supplemental service plan for technical and other services for any required service beyond the initial warranty and service period. If product warranty claims or service and maintenance obligations exceed our expectations and reserves, our business, financial condition and results of operations could be harmed.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

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

We are required to register with the FDA as a device manufacturer and tissue bank. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) and Good Tissue Practices requirements, which require manufacturers of medical devices and tissue banks to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by Notified Bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or other applicable regulations and standards, it could negatively impact product production and regulatory clearances and could result in fines. Further our products could be subject to field safety corrective actions or recall by the FDA or other regulatory bodies, or voluntarily by us, to investigate potential quality or safety issues, in the event of a defect in the design, manufacture, labeling, or other deficiency of a product or in the event that a product poses an unacceptable risk to health. For example, we have previously issued field safety notices for certain of our MAGEC and Precice systems, and we have imposed voluntary ship holds on these products in the past. Further, for a portion of 2021, the CE mark for these products was suspended. While we have since resumed sales of MAGEC and Precice titanium systems in our key markets, for current and future versions of our MAGEC and Precice systems, and other systems we may offer in the future, we may need to conduct additional studies, gather additional data, or re-design or re-engineer such products, which could be costly. In certain cases, we may withdraw products from a market or markets or decide not to launch new products, which could have a material adverse effect on our business. Additionally, if we are the subject of any claims or lawsuits related to the issues identified in the field safety notices or otherwise, whether from impacted customers, distributors, surgeons or patients, it could have a material adverse effect on our business and results of operations.

Most medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of such post-marketing programs. In addition, the Federal Medical Device Reporting Regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, that could cause or contribute to a death or serious injury. Furthermore, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product improvements could result in delayed realization of product sales or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product, the FDA or other applicable regulator, including Notified Bodies, may conduct periodic inspections to determine compliance with our quality system and other laws and regulations governing the development, labeling, testing, manufacturing, packaging, marketing and distribution of our products. The results of these inspections can include observations, warning letters, or other forms of enforcement. If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of such products, revoke existing product clearances or delay clearance of future products, refuse to provide certificates for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA or other regulators may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis.

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

We currently market and sell our products in a number of countries around the world, and we intend to continue to expand our international operations. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional studies and gathering of additional data. Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA.

The European Union requires that manufacturers of medical devices obtain the right to bear the CE conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. The European Union has also adopted the EU Medical Device Regulation which replaced existing directives and imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. Effective May 2021, medical devices marketed in the European Union require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, may be placed on the market until May 2024. We have incurred significant costs in complying with these regulations and anticipate we will continue to incur additional costs in order to maintain our devices under these regulations. Failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

Additionally, pursuant to guidance issued by the UK Government as a result of the UK formally withdrawing from the European Union, the MHRA became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark referred to as UKCA has also been introduced and will replace the CE conformity mark in the UK. Although CE conformity marketing and certificates issued by Notified Bodies will continue to be recognized in the UK through June 2023, all medical devices must be registered with the MHRA as of January 1, 2021. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.

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

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new, non-exempt, non-Class I medical device only after the device has received 510(k) clearance or receives approval under the PMA process. If clinical trials of our current or future product candidates do not produce results necessary to support regulatory approval, we will be unable to commercialize these products, which could have a material adverse effect on our financial results.

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The process of obtaining PMA approval is much more costly, lengthy and difficult than the 510(k) clearance process. Additionally, any modification to a 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a major change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires each manufacturer to make the determination of whether a modification requires a new 510(k) notification or PMA application in the first instance, but the FDA can review any such decision. If the FDA disagrees with our decisions regarding whether new clearances or approvals are necessary, the FDA may retroactively require us to seek 510(k) clearance or PMA approval. For device modifications that we conclude do not require a new regulatory clearance or approval, we may be required to recall and to stop marketing the modified devices if the FDA or other agency disagrees with our conclusion and requires new clearances or approvals for the modifications. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices or the reimbursement thereof in the United States. In addition, the FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to manufacture, market or distribute our products or future products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	additional testing prior to obtaining clearance or approval;
•	changes to manufacturing methods;
•	recall, replacement or discontinuance of our products or future products; or
•	additional record keeping.
•	Any of these changes could require substantial time and cost and could harm our business and our financial results.

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

We have experienced significant growth since our inception, and we have increased our net sales from $38.4 million in 2004, the year of our initial public offering, to $1.1 billion in 2021. Our ability to achieve future growth will depend upon, among other things, the effectiveness of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of net sales or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased sales, if any, or implement our growth strategy. In addition, we anticipate investing in and expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, marketing and administrative expenses to increase. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.

We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

As of December 31, 2021, we had outstanding $450.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2023, or the 2023 Notes, and $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2025, or the 2025 Notes. This significant amount of debt has important risks to us and our investors, including:

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

In addition, to the extent we draw down amounts under the 2020 Facility or otherwise incur additional indebtedness, the risks described above could increase. Further, if we increase our indebtedness, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt. Further, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2023 Notes and 2025 Notes and the warrants that we issued as part of the related bond hedge transactions related to the 2023 Notes and 2025 Notes. If any of these shares are issued, the issuance of these shares may depress the market price of our common stock and our existing stockholders could experience dilution.

If we fail to comply with the covenants and other obligations under our credit facility, the lenders may be able to accelerate amounts owed under the facilities and may foreclose upon the assets securing our obligations.

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, with respect to the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows us to increase the aggregate principal amount of the 2020 Facility provided we remain in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated net leverage ratios. All of our assets and the assets of our material domestic subsidiaries are pledged as collateral under the 2020 Facility (subject to customary exceptions) and each of our material domestic subsidiaries guarantee the 2020 Facility. The covenants set forth in the 2020 Credit Agreement impose limitations on, among other things, our ability to: create liens on assets, incur additional indebtedness, make investments, make acquisitions and other fundamental changes, sell and dispose of property or assets, pay dividends and other distributions, change the business conducted, engage in certain transactions with affiliates, enter into burdensome agreements, limit certain use of proceeds, amend organizational documents, change accounting policies or reporting practices, modify or terminate documents related to certain indebtedness, enter into sale and leaseback transactions, fund any person or business that is the subject of sanctions, and use proceeds for any breach of anti-corruption laws. If we fail to comply with the covenants and our other obligations under the 2020 Facility, the lenders would be able to accelerate the required repayment of amounts due under the 2020 Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the 2020 Facility.

We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

If our cash from operations and available liquidity is insufficient to fund our operating expenses, capital expenditures, contingent consideration liabilities and other capital needs, we may need additional financing. In addition, in furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments may be expensive and may require additional sources of financing. As of December 31, 2021, we had $246.1 million in cash, cash equivalents and short-term investments, and the ability to draw $550.0 million on our 2020 Facility. Additionally, as of December 31, 2021, we had outstanding $450.0 million aggregate principal amount of the 2023 Notes, which have a maturity date of June 1, 2023 and $450.0 million aggregate principal amount of the 2025 Notes, which have a maturity date of March 15, 2025. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to meet our capital needs, fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

We could be subject to changes in tax rates, the adoption, evolution or change of new and/or amended U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to taxation in the U.S. and numerous foreign jurisdictions, including the Netherlands, the location of our international headquarters. Significant judgment is required to determine and estimate our worldwide tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. For example, the U.S. Congress is currently considering the enactment of legislation, commonly referred to as the Build Back Better Act, based on the Biden Administration’s framework released in early 2021. This comprehensive legislation provides for changes to various tax regulations, which could result in a significant increase to tax expense associated with U.S. taxation of accumulated foreign earnings. While many details of the legislation still need to be clarified, the passage of this legislation could have a significant impact on our business, financial condition, and cash flows. Our effective income tax rates have been, and could in the future be, adversely affected by changes in tax laws or interpretations of those tax laws; by stock-based compensation and other non-deductible expenses; by changes in the mix of earnings in countries with differing statutory tax rates; or by changes in the valuation of our deferred tax assets and liabilities.

We have centralized international operations in the Netherlands and have entered into intercompany transfer pricing arrangements, including the licensing of intangibles. We continue to streamline our international operations to better align with and support our international business activities and markets through changes in how manage the development and use of our intangible property and how we structure our international procurement and customer service functions. There can be no assurance that the taxing authorities of the jurisdictions in which we operate, or will operate or to which we are otherwise deemed to have sufficient tax presence, will not challenge the tax benefits that we ultimately expect to realize as a result of our international structure. In addition, current and future changes to U.S. and non-U.S. tax laws, including pending U.S. tax reform of international business and the continuing development of the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting recommendations, could negatively impact the anticipated tax benefits of our international structure. Any long term benefits to our tax rate will also depend on our ability to achieve our anticipated international growth projections and to operate our business in a manner consistent with our international structure and intercompany transfer pricing arrangements. If we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the structure and our future operating results and financial condition may be negatively impacted.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ source of potential gain for the foreseeable future.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The following table sets forth our principal properties as of December 31, 2021, all of which are leased unless otherwise noted:

Primary Use	Square Footage	Location
Corporate office and training facilities	252,000	San Diego, CA
Manufacturing facilities (1)	180,000	West Carrollton, OH
Fulfillment and warehouse operations (1)	100,000	Memphis, TN
Office facilities and warehouse	47,000	Japan
Office facilities, manufacturing facilities and warehouse operations	42,000	Aliso Viejo, CA
Corporate office	28,000	Broomfield, CO
Office facilities and warehouse	23,000	Netherlands
Office facilities	21,000	Columbia, MD
Office facilities and warehouse	16,000	Australia
Office facilities and warehouse	15,000	Germany
Training facilities	12,000	Englewood, NJ
Office facilities and warehouse	12,000	Singapore
Office facilities	11,000	Italy
Office facilities	8,000	Brazil
Office facilities	7,000	United Kingdom
Office facilities	6,000	Spain

(1) Owned by the Company

Item 3.Legal Proceedings

For a description of our material pending legal proceedings, refer to Note 12, Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “NUVA.”

We had approximately 69 stockholders of record as of February 21, 2022. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the year ended December 31, 2021.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The Nasdaq Stock Market Composite Index, and (ii) Nasdaq Medical Equipment Index over the five-year period ending December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG NUVASIVE, INC.,

THE NASDAQ COMPOSITE INDEX

AND THE NASDAQ MEDICAL EQUIPMENT INDEX

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

Purchases of Equity Securities

In October 2017, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock over a three-year period. In February 2020, we announced that our Board of Directors approved an increase in the share repurchase authorization from $100 million to $150 million of our common stock and extended the authorization through December 31, 2021. In March 2020, in connection with the issuance of our Convertible Senior Notes due 2025, we repurchased approximately 1,085,000 shares of our common stock for $75 million. On November 3, 2021, our Board of Directors approved an increase in the share repurchase authorization by $25 million and extended the authorization through December 31, 2022. Accordingly, as of December 31, 2021, we are authorized to repurchase up to $100 million of our common stock under the share repurchase program. Under this program, we are authorized to repurchase our shares in open market purchases, privately negotiated purchases or other transactions. We did not repurchase any of our common stock during the year ended December 31, 2021.

Item 6.[Reserved]

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our financial condition and results of operations. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes to those statements included in this Annual Report. A discussion regarding our financial condition and results of operations for 2021 compared to 2020 is presented under “Results of Operations” further below in this Item 7. For discussion regarding our financial condition and the results of operations for 2020 compared to 2019, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a global medical technology company focused on developing, manufacturing, selling and providing procedural solutions for spine surgery, with a guiding purpose to transform surgery, advance care and change lives. We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures. For the year ended December 31, 2021, we generated net sales of $1.1 billion, including sales in more than 50 countries.

Since our incorporation in 1997, we have grown from a small developer of specialty spinal implants into a leading medical technology company delivering procedurally integrated solutions for spine surgery. A key driver of our growth has been our focus on innovative products and technologies that drive reproducible outcomes for patients, surgeons and providers. In 2003, we introduced the eXtreme Lateral Interbody Fusion procedure, or XLIF, a lateral access spine surgery technique that is less invasive than traditional, open surgical procedures and clinically proven to enable better patient outcomes. Building off the success of XLIF, we have continued to develop innovative less-invasive techniques and technologies for spine surgery, and we have broadened our portfolio of solutions for traditional, open surgical procedures. Our comprehensive portfolio of solutions can be utilized in procedures for the cervical, thoracic and lumbar spine, supporting surgical approaches from the anterior, including lateral, and posterior. Our solutions are used to treat degenerative conditions and for complex spinal surgery, including adult and pediatric deformities, as well as trauma and tumors.

Underlying our procedurally integrated solutions for spine surgery are innovative technologies designed to enable better clinical, financial, and operational outcomes, including:

•

our differentiated surgical access instruments, including our integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;

•

our Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone, or PEEK;

•

our comprehensive fixation system, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures;

•

our cervical total disc replacement, or cTDR, technology, which complements our portfolio of products and services for cervical spinal fusion surgery and is designed to offer surgeons best-in-class capabilities across key performance functions—anatomic, physiologic motion, and radiologic design;

•	our neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and our intraoperative neuromonitoring, or IONM, services and support; and
•

our Pulse platform, a software ecosystem that integrates multiple hardware technologies into a single, condensed footprint in the operating room, including: radiation reduction, imaging enhancement, rod bending, navigation, IONM, and spinal alignment tools.

In addition, we also design and sell expandable growing rod implant systems for the treatment of early-onset scoliosis that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. This technology is also the basis for our Precice line of products, which are designed to support complex orthopedic reconstruction, such as trauma and limb length discrepancy. Precice is an intramedullary device that, once implanted, utilizes the MAGEC technology to non-invasively lengthen the femur and tibia.

We intend to continue development on a wide variety of innovation projects to advance our leadership position in less-invasive spine surgery, increase our product offerings and solutions for traditional spine surgery procedures, and further our enabling technologies portfolio. We expect to continue to invest in the Pulse platform to support our global commercialization plan for the technology and to develop and expand its application offerings, including investments related to surgical automation and robotics. In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden participation along the spine care continuum. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities for surgical automation.

The COVID-19 pandemic materially impacted our business and results of operations in fiscal years 2020 and 2021. Many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.

Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. During 2020 and 2021, we continued to train and educate surgeons on our products and less-invasive surgical techniques in both live and virtual settings. Further, we remained focused on developing innovative solutions and enabling technologies to drive increased adoption of less-invasive surgery, including the commercialization of the Simplify Cervical Disc for cTDR procedures and the Pulse platform in 2021. The COVID-19 pandemic continues to evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

Net Sales and Operations

The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IONM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IONM services are recognized in the period the service is performed for the amount of payment we expect to receive. We make available surgical instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. While selling or leasing of capital equipment has not historically made up a material portion of our total net sales, selling and leasing of capital equipment will likely increase over time as a result of our commercialization of the Pulse platform.

A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. We sell our products in the U.S. through a sales force comprised primarily of directly employed and independent sales representatives. Our sales force provides a delivery and consultative service to surgeon and hospital customers and is compensated based on sales and product placements in their territories. Sales force commissions are reflected in the selling, general and administrative operating expense line item within our Consolidated Statements of Operations. We continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international sales force is comprised of directly-employed sales personnel, independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our audited Consolidated Financial Statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses.

Estimates and Assumptions

We make certain estimates and assumptions based on historical experience and various other assumptions that we believe to be reasonable when preparing these financial statements, as further discussed below. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict. As a result, actual amounts could be materially different from these estimates.

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

Allowance for Credit Losses and Sales Return and Pricing Reserves

We maintain an allowance for credit losses resulting from the inability of our customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments. The allowance for credit losses is calculated quarterly and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third-party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of our customers or their collection experience deteriorates.

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

Inventory, net

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

We record an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for our products and market conditions, such as product life cycles, revenue forecasts and timing of the introduction and development of new or enhanced products. Our allograft products have shelf lives ranging from two to five years and are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of assets and liabilities subject to fair value measurements utilizes a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories. Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available and may be derived with internally developed methodologies.

The carrying value of financial instruments measured and classified within Level 1 are based on quoted prices.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because their fair value is determined using unobservable inputs. We estimate the fair value of those liabilities using a discounted cash flow model or Monte Carlo simulation model. The significant unobservable inputs of such models include projected financial results, volatility rates, probability factors associated with the achievement of defined milestones, and discount rates.

The most significant portion of our contingent consideration liabilities as of December 31, 2021, resulted from the acquisition of Simplify Medical Pty Limited, or Simplify Medical, during the first quarter of 2021. In connection with the purchase price allocation for the acquisition, we recorded a fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones associated with the regulatory approval from the U.S. Food and Drug Administration, or FDA, for two-level cervical total disc replacement, and net sales from products incorporating the Simplify Medical cervical artificial disc technology.

We estimated the fair value of the contingent liability related to the FDA regulatory approval milestone using a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market, with key assumptions including our estimation of the probability of FDA approval, the timing of approval, and the discount rate applied. Significant changes to these assumptions could have resulted in a higher or lower fair value prior to achievement of this milestone. In April 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone and payment by us of $45.8 million.

We estimate the fair value of the remaining contingent liabilities related to the net sales milestones using a Monte Carlo simulation model. This fair value measurement is based on significant inputs that are both observable and unobservable in the market, with key assumptions including the forecasted net sales from products incorporating the Simplify Medical cervical artificial disc technology, volatility factors associated with those forecasted net sales, and discount rates. Significant changes in these assumptions could result in a significantly higher or lower fair value estimate. Evaluating this contingent consideration liability as of December 31, 2021, holding other inputs constant, an increase or decrease in our forecasted net sales by 5% would have resulted in an increase or decrease in the fair value by $5.3 million. See further discussion in Note 5, Business Combinations, and Note 4, Financial Instruments and Fair Value Measurements, in the Notes to Consolidated Financial Statements included in this Annual Report.

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

We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. We perform our annual impairment analysis by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions for these projections include net sales growth, future gross and operating margin growth, and its weighted cost of capital and terminal growth rates. The net sales and margin growth is based on increased sales of new and existing products as we maintain our investment in research and development. Additional assumed value creators may include increased efficiencies from capital spending. The resulting cash flows are discounted using a weighted average cost of capital. Operating mechanisms and requirements to ensure that growth and efficiency assumptions will ultimately be realized are also considered in the evaluation, including timing and probability of regulatory approvals for our products to be commercialized. Our market capitalization is also considered as a part of this analysis.

Our annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with our policy, we completed our most recent annual evaluation for impairment as of October 1, 2021 using the qualitative method. This qualitative analysis considered macroeconomic conditions and other relevant factors specific to the reporting unit, including market considerations, cost factors, historical and forecasted financial performance, and relevant entity-specific considerations. As part of our qualitative assessment, we also reviewed certain quantitative factors to assess the likelihood of an impairment. During the year ended December 31, 2021, no indicators of impairments were noted and consequently, no impairment charge was recorded during the year.

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

Legal Proceedings

We are involved in a number of legal actions and investigations arising out of the normal course of our business. The outcomes of these legal actions and investigations are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost net sales. In accordance with authoritative guidance, we disclose information regarding each claim where the likelihood of a material loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in our financial statements if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the Notes to Consolidated Financial Statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings and investigations are discussed in Note 12, Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report.

The above discussion is not intended to be a comprehensive list of all of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. See our Consolidated Financial Statements and Notes thereto included in this Annual Report, which contain accounting policies and other disclosures required by U.S. GAAP.

Results of Operations

Net Sales

	Year Ended December 31,		2020 to 2021
(in thousands, except %)	2021	2020	$ Change	% Change
Spinal hardware	$856,556	$783,510	$73,046	9%
Surgical support	282,432	267,072	15,360	6%
Total net sales	$1,138,988	$1,050,582	$88,406	8%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

We expect continued adoption of our innovative less-invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the U.S. have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business. There were periods of mixed recovery and decline as it relates to procedural volume rates for elective surgeries in both the U.S. and international regions throughout 2021. Sustained shortages of U.S. healthcare workers and the introduction of new variants of the virus added additional uncertainty. The COVID-19 pandemic continues to evolve and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.

Total net sales increased $88.4 million, or 8%, in 2021 compared to 2020.

Net sales from our spinal hardware product line offerings increased $73.0 million, or 9%, in 2021 compared to 2020. Product volume within spinal hardware increased our net sales by approximately 10% in 2021 compared to 2020, primarily due to improved recovery rates of certain elective surgeries as a result of the COVID-19 pandemic impacts. Additionally, we experienced unfavorable pricing impacts of approximately 1% in 2021 compared to 2020. Foreign currency fluctuation from 2020 to 2021 did not have a material impact on surgical support net sales.

Net sales from our surgical support product line offerings increased $15.3 million, or 6%, in 2021 compared to 2020. Product and service volume within surgical support increased our net sales by approximately 7% in 2021 compared to 2020, primarily due to improved recovery rates of certain elective surgeries as a result of the COVID-19 pandemic. Additionally, we experienced unfavorable pricing impacts of approximately 1% in 2021 compared to 2020. Foreign currency fluctuation from 2020 to 2021 did not have a material impact on surgical support net sales.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	Year Ended December 31,		2020 to 2021
(in thousands, except %)	2021	2020	$ Change	% Change
Cost of sales	$322,278	$321,631	$647	0%
% of total net sales	28%	31%

Cost of sales consists primarily of purchased goods, raw materials, labor and overhead associated with product manufacturing, inventory-related costs and royalty expenses, as well as the cost of providing IONM services, which includes personnel and physician oversight costs. We primarily procure and manufacture our product and product components in the U.S., and accordingly, foreign currency fluctuations have not materially impacted our cost of sales.

Cost of sales increased $0.6 million in 2021 compared to 2020. Cost of sales as a percentage of net sales in 2021 decreased by 3% compared to 2020. The increase in cost of sales in 2021 is primarily associated with proportional higher net sales, compared to the same period in 2020. Offsetting this increase is a decrease in the amount of our provision for excess and obsolete inventory reserves of $23.3 million as compared to 2020. This decrease in our excess and obsolete inventory reserves is primarily attributable to a $37.5 million year-over-year reduction in our provision due to changes in our estimates and assumptions about future demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions. Offsetting this decrease, during the third quarter of 2021 we made a determination to withdraw certain products manufactured by our NuVasive Specialized Orthopedics, or NSO, subsidiary from the market and discontinue sales of the products. As a result, we recorded a charge of $14.2 million.

Operating Expenses

	Year Ended December 31,		2020 to 2021
(in thousands, except %)	2021	2020	$ Change	% Change
Selling, general and administrative	$610,085	$547,195	$62,890	11%
% of total net sales	54%	52%
Research and development	92,626	79,838	12,788	16%
% of total net sales	8%	8%
Amortization of intangibles	57,309	51,726	5,583	11%
Purchase of in-process research and development	—	1,011	(1,011)	*
Business transition costs	68,719	10,878	57,841	532%

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

Selling, general and administrative expenses increased by $62.9 million, or 11%, in 2021 compared to 2020. The increase in 2021 is primarily due to increased compensation costs, including stock-based compensation, commissions, as well as freight and travel expenses compared to 2020, as a result of an increase in net sales from improved recovery rates of certain elective surgeries from COVID-19 pandemic impacts. Additionally, during the year ended December 31, 2020, due to impacts from the COVID-19 pandemic we implemented temporary actions to reduce expenses, including compensation reductions for our Board of Directors and executive officers, and reducing discretionary spend across the organization.

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

Research and development expense increased by $12.8 million, or 16%, in 2021 compared to 2020. The increase in spending is primarily due to higher headcount and headcount-related costs, as well as further development and enhancement of our current and future product offerings, including capital equipment and the Simplify Cervical Disc, acquired during the first quarter of 2021. Over the course of the ongoing COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.

Amortization of Intangible Assets

Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense increased by $5.6 million in 2021 compared to 2020 primarily related to intangible assets established from the acquisition of Simplify Medical.

Business Transition Costs

We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on assessment of the likelihood and amount of contingent consideration achievement resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period.

During the year ended December 31, 2021, we recorded $68.7 million of costs related to acquisition, integration and business transition activities, which included $53.4 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2018, 2017 and 2016 acquisitions. We incurred $4.0 million of costs associated with the acquisition of Simplify Medical during the year ended December 31, 2021. See further discussion in Note 4, Financial Instruments and Fair Value Measurements, and Note 5, Business Combinations, in the Notes to Consolidated Financial Statements included in this Annual Report.

During the year ended December 31, 2020, we recorded $10.9 million of costs related to acquisition, integration and business transition activities, which included $2.3 million of fair value adjustments on contingent consideration liabilities associated with our 2018, 2017 and 2016 acquisitions.

Interest and Other Expense, Net

	Year Ended December 31,		2020 to 2021
(in thousands, except %)	2021	2020	$ Change	% Change
Interest income	$160	$1,472	$(1,312)	(89)%
Interest expense	(21,056)	(70,466)	49,410	(70)%
Other expense, net	(25,459)	(16,854)	(8,605)	51%
Total interest and other expense, net	$(46,355)	$(85,848)	$39,493	(46)%
% of total net sales	4%	8%

Total interest and other expense, net for the periods presented included gains and losses from strategic investments, gains and losses from changes in the fair value of derivatives, our pro rata allocation of net income or loss from our equity method investments, and net foreign currency exchange gains and losses.

Total interest and other expense, net decreased by $39.5 million, or 46%, in 2021 compared to 2020. Interest expense decreased by $49.4 million primarily due to the discontinuation of accretion of the debt discount for our Senior Convertible Notes due 2021, 2023 and 2025 resulting from our adoption of ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, on January 1, 2021, as well as a reduction in interest expense relating to the 2021 Senior Convertible Notes which were settled in March 2021. Other expense, net increased by $8.6 million due to an increase in net foreign currency exchange losses of $24.4 million during 2021 as compared to 2020. We established intercompany receivables and payables and contingent consideration liabilities in connection with the acquisition of Simplify Medical which is subject to foreign currency remeasurement. Offsetting this increase, is a net loss of $12.3 million recognized during 2020 for the change in fair value of derivative assets and liabilities corresponding to the Senior Convertible Notes due 2023, and an increase in the net gain from strategic investments of $3.5 million recorded 2021. See Note 1, Organization and Significant Accounting Polices, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on the adoption of ASU 2020-06.

Income Tax (Expense) Benefit

	Year Ended December 31,		2020 to 2021
(in thousands, except %)	2021	2020	$ Change	% Change
Income tax (expense) benefit	$(5,702)	$10,392	$(16,094)	(155)%
Effective income tax rate	(10)%	22%

The provision for income tax expense as a percentage of pre-tax loss was expense of (10%) for the year ended December 31, 2021 compared with a tax benefit of 22% on pre-tax loss for the year ended December 31, 2020. The increase in income tax expense during 2021 was primarily due to increased valuation allowances and a decrease in uncertain tax position releases, offset by reduced foreign income inclusions, increase in research and development credits, and an increase in tax benefits on share-based compensation.

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

A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations from operations. However, as our business in markets outside of the U.S. continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Colombian peso, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of December 31, 2021, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $46.5 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the U.S. As of December 31, 2021, our account receivable balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $52.6 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Annual Report. We have no material accruals for pending litigation or claims that are not disclosed in our Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate for a particular legal proceeding or investigation could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 12, Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report.

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

On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. As of December 31, 2021, an additional milestone was achieved resulting in $7.5 million to be paid during the first quarter of 2022. We anticipate the remaining milestones will become payable at varying times between 2023 and 2027 but are subject to change based on the achievement of those manufacturing and commercial milestones.

On February 24, 2021, we completed the acquisition of Simplify Medical, a developer of cervical artificial disc technology for cTDR procedures. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical artificial disc technology. On April 1, 2021, the Simplify Cervical Artificial Disc received approval from the FDA for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone. We made a payment of $45.8 million on April 20, 2021 for the regulatory milestone using available cash. Additional milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical artificial disc technology, will become payable in calendar years 2023, 2024 and 2025.

Cash, cash equivalents and short-term investments were $246.1 million and $1.03 billion at December 31, 2021 and December 31, 2020, respectively. While the efforts to contain the spread of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes and also as a result of certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the uncertainty surrounding the COVID-19 pandemic, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

The decrease in liquidity during the year ended December 31, 2021, of $783.9 million was mainly driven by cash outflows of $649.4 million related to the settlement of our Senior Convertible Notes due 2021, the acquisition of Simplify Medical for $149.5 million (net of cash acquired) and the payment of $45.8 million for the achievement of the Simplify Medical regulatory milestone. At December 31, 2021, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows:

	Year Ended December 31,		2020 to 2021
(in thousands, except %)	2021	2020	$ Change	% Change
Cash provided by operating activities	$182,174	$185,911	$(3,737)	(2)%
Cash used in investing activities	(136,065)	(281,934)	145,869	(52)%
Cash (used in) provided by financing activities	(653,349)	736,656	(1,390,005)	189%
Effect of exchange rate changes on cash	(3,538)	3,202	(6,740)	(210)%
(Decrease) increase in cash, cash equivalents and restricted cash	$(610,778)	$643,835	$(1,254,613)	(195)%

Cash Flows from Operating Activities

Cash provided by operating activities was $182.2 million in 2021, compared to $185.9 million in 2020. The $3.7 million decrease in cash provided by operating activities was primarily due to the timing of collections and payments associated with our accounts receivable, accounts payable and accrued liabilities, inventory, and compensation related accruals.

Cash Flows from Investing Activities

Cash used in investing activities was $136.1 million in 2021, compared to $281.9 million used in 2020. The $145.9 million decrease in cash used in investing activities was primarily due to a net increase of $346.5 million relating to purchase, sale and maturity activity from our marketable security portfolio from 2021 and 2020. This was partially offset by payments of $195.3 million associated with the acquisition of Simplify Medical and the associated regulatory milestone being met during 2021.

Cash Flows from Financing Activities

Cash used in financing activities was $653.3 million in 2021, compared to $736.7 million cash provided from financing activities in the same period in 2020. The $1.4 billion increase in cash used in financing activities was primarily due to the $649.4 million payment to settle our Senior Convertible Notes due 2021. Additionally, in 2020, we issued $450.0 million of Senior Convertible Notes due 2025, and $450.0 million of Senior Convertible Notes due 2023, receiving proceeds of $437.0 million and $436.9 million, respectively. These proceeds were offset by $53.9 million of net cash used for the call spreads on the sales and purchases of our warrants and bond hedges issued in connection with these Senior Convertible Notes. Treasury stock purchases decreased by $71.9 million during 2021, compared to the same period in 2020. In 2020, we repurchased approximately 1,085,000 shares of our common stock for $75.0 million pursuant to our stock repurchase program, and in 2021, we did not make any such repurchases.

Treasury stock purchases related to equity award vesting totaled $8.8 million during 2021.We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes

1.00% Senior Convertible Notes due 2023

In June 2020, we issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually. We may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the conditions. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of December 31, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

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

0.375% Senior Convertible Notes due 2025

In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the conditions. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of December 31, 2021, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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

Revolving Senior Credit Facility

In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. We did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2021 and 2020.

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

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of December 31, 2021, we are in compliance with the 2020 Credit Agreement covenants.

See Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for more information about the terms of the 2023 Notes, the 2023 Hedge, the 2023 Warrants, the 2025 Notes, the 2025 Hedge, the 2025 Warrants and the 2020 Credit Agreement.

Contractual Obligations and Commitments

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our Senior Convertible Notes, operating leases and other contractual obligations.

The following table summarizes our contractual obligations and commitments as of December 31, 2021:

		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Convertible Notes (1)	$910,969	$6,188	$455,625	$449,156	$—
Operating leases	166,492	16,025	29,044	24,836	96,587
Finance leases	2,516	1,611	845	60	—
Other long-term obligations	16,833	10,386	2,850	1,097	2,500
Total	$1,096,810	$34,210	$488,364	$475,149	$99,087
(1)

Senior Convertible Notes includes the expected coupon interest payments on the outstanding debt. See Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the Senior Convertible Notes.

Total contractual obligations and commitments listed in the table above excludes potential contingent consideration payments pursuant to certain merger, purchase, and product development agreements, other than achieved milestones. See Note 4, Financial Instruments and Fair Value Measurements, and Note 7, Commitments, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations and product development agreements, respectively.

The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet activities.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Risk

Our exposure to interest rate risk at December 31, 2021 is related to our investment portfolio which consists largely of money market funds of high quality financial institutions. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At December 31, 2021, we do not hold any material asset-backed investment securities and in 2021, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2021, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.

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

As of December 31, 2021, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.

Market Price Sensitive Instruments

In order to reduce the potential equity dilution associated with our convertible notes, we entered into the 2023 Hedge and 2025 Hedge in connection with the issuances of 2023 Notes and 2025 Notes, respectively, entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2023 Hedge and 2025 Hedge are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge and 2025 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion.

Foreign Currency Exchange Risk

A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency rate fluctuations. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the pound sterling, the euro, the Australian dollar, the Brazilian real, the Colombian peso, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, net sales growth rates, gross margins, income and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. We also have future contingent consideration liabilities denominated in United States dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina that have financial instability or currency controls. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the Consolidated Statements of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $12.2 million as of December 31, 2021, which will be settled in January 2022. During the year ended December 31, 2021, a gain of $2.0 million was recognized in other expense, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was de minimis on our Consolidated Balance Sheets as of December 31, 2021. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2021. Based on such evaluation, our management has concluded as of December 31, 2021, the Company’s disclosure controls and procedures are effective.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted this framework during 2014. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

As a result of the COVID-19 pandemic, certain employees began working remotely and we expect our employees may continue to work remotely or in a hybrid work structure for the foreseeable future. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on Internal Control over Financial Reporting

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NuVasive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 23, 2022

Item 9B.Other Information

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its 2022 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.Directors, Executive Officers and Corporate Governance

We have adopted a Code of Conduct for all officers, directors and employees. The Code of Conduct is available on our website, www.nuvasive.com. We intend to disclose future amendments to, or waivers from, provisions of our Code of Conduct that apply to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or Controller, or persons performing similar functions, within four business days of such amendment or waiver.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2021:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	1,677,697	(1)	$—	4,034,760	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	1,677,697		$—	4,034,760
(1)

Consists of shares subject to outstanding stock options, restricted stock units and performance restricted stock units under the NuVasive 2014 Equity Incentive Plan and the Ellipse Technologies 2015 Incentive Award Plan, some of which are vested and some of which remain subject to the vesting and/or performance criteria of the respective equity award.

(2)

Consists of shares available for future issuance under the NuVasive 2014 Equity Incentive Plan, the Ellipse Technologies 2015 Incentive Award Plan, and the 2004 Amended and Restated Employee Stock Purchase Plan, or ESPP. As of December 31, 2021, an aggregate of 3,059,417 shares of common stock were available for issuance under the NuVasive 2014 Equity Incentive Plan, 299,787 shares of common stock were available for issuance under the Ellipse Technologies 2015 Incentive Award Plan, and 675,556 shares of common stock were available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
(1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 42)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

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

4.8	Form of 1.00% Convertible Senior Note due 2023 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)
4.9	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.1#	2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)
10.2#	Amendment No. 1 to 2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)
10.3#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.4#

Form of Performance Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.5#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.6#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.7#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.8#

Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.9#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after April 30, 2018 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 1, 2018)

10.10#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2019 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.11#

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

Exhibit Number	Description
10.13#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.14#

Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.15#

Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.16#

Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2021)

10.17#

Form of Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2021)

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

10.21#	NuVasive, Inc. Amended and Restated Executive Severance Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on July 27, 2017)
10.22#	Form of Change in Control Agreement between the Company and certain executives thereof (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
10.23#	NuVasive, Inc. Deferred Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 6, 2015)
10.24#	Employment Letter dated October 16, 2018 between the Company and J. Christopher Barry (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 19, 2018)
10.25#	Employment Letter dated December 27, 2019 between the Company and Matthew K. Harbaugh (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.26#	Employment Letter dated October 14, 2020 between the Company and Massimo Calafiore (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)
10.27#	Employment Letter dated October 13, 2020 between the Company and Brent Boucher (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)
10.28#	Separation Agreement and General Release dated November 8, 2021 between the Company and Brent Boucher
10.29#	Employment Letter dated June 19, 2018 between the Company and Nathaniel B. Sisitsky, Esq. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.30#	Employment Letter dated October 25, 2019 between the Company and Dale Wolf (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 25, 2021)
10.31#	Employment Letter dated January 14, 2022 between the Company and Andrew C. Morton

Exhibit Number	Description
10.32#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.33

Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 29, 2017)

10.34

Second Amended and Restated Credit Agreement, dated as of February 24, 2020, by and among the Company, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 26, 2020)

10.35

Amendment No. 1 to Credit Agreement, dated as of May 26, 2020, by and among NuVasive, Inc., Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2020)

10.36

Second Amended and Restated Security Agreement, dated as of February 24, 2020, by and among the Company, certain material subsidiaries of the Company, as guarantors, and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 26, 2020)

10.37

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

10.46

Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

Exhibit Number	Description
10.47

Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.48

Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.49

Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.50

Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.51

Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.52

Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.53

Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.54

Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.55	Amendment Agreement, dated February 26, 2020, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)
10.56

Confirmation for base call option transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.57

Confirmation for base call option transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.58

Confirmation for base call option transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.59

Confirmation for base call option transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.60

Confirmation for base warrant transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.61

Confirmation for base warrant transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.62

Confirmation for base warrant transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.63

Confirmation for base warrant transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

Exhibit Number	Description
10.64

Confirmation for additional call option transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.65

Confirmation for additional call option transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.66

Confirmation for additional call option transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.67

Confirmation for additional call option transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.68

Confirmation for additional warrant transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.69

Confirmation for additional warrant transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.70

Confirmation for additional warrant transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.71

Confirmation for additional warrant transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.72

Amendment Agreement dated as of October 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.73

Amendment Agreement dated as of October 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.74

Amendment Agreement dated as of October 26, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.75

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
Date: February 23, 2022
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

Signature	Title	Date
/s/ J. Christopher Barry	Chief Executive Officer and Director	February 23, 2022
J. Christopher Barry	(Principal Executive Officer)

/s/ Matthew K. Harbaugh	Executive Vice President and Chief Financial Officer	February 23, 2022
Matthew K. Harbaugh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Vickie L. Capps	Director	February 23, 2022
Vickie L. Capps

/s/ John A. DeFord	Director	February 23, 2022
John A. DeFord, Ph.D.

/s/ Robert F. Friel	Director	February 23, 2022
Robert F. Friel

/s/ R. Scott Huennekens	Director	February 23, 2022
R. Scott Huennekens

/s/ Siddhartha C. Kadia	Director	February 23, 2022
Siddhartha C. Kadia, Ph.D.

/s/ Leslie V. Norwalk	Director	February 23, 2022
Leslie V. Norwalk, Esq.

/s/ Amy Belt Raimundo	Director	February 23, 2022
Amy Belt Raimundo

/s/ Donald J. Rosenberg	Director	February 23, 2022
Donald J. Rosenberg, Esq.

/s/ Daniel J. Wolterman	Director	February 23, 2022
Daniel J. Wolterman

NUVASIVE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible instruments in 2021 due to the adoption of ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of inventory
Description of the Matter

The Company's inventories totaled $315.8 million as of December 31, 2021. As explained in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

Auditing management's calculation of estimated excess and obsolete inventory involved subjective auditor judgment because the estimate was sensitive to changes in significant assumptions. In particular, such assumptions include product life cycle and net sales forecasts as well as specific product considerations such as timing of the introduction and development of new or enhanced products.

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

Our substantive audit procedures included, among others, evaluating and testing the significant assumptions stated above and the accuracy and completeness of the underlying data used in management's excess and obsolete inventory valuation assessment. To test inventory excess and obsolescence assumptions, we compared the on-hand inventory quantities to net sales forecasts and historical sales and evaluated adjustments to net sales forecasts for specific product considerations, such as product life cycles and timing of the introduction and development of new or enhanced products. We also assessed the historical accuracy of management's estimate and performed sensitivity analyses over the significant assumptions to evaluate the impact of changes in the obsolete and excess inventory estimate that would result from changes in the underlying assumptions.

Valuation of intangible assets acquired and contingent consideration liabilities assumed in connection with the Simplify Medical acquisition
Description of the Matter

As disclosed in Note 5 to the consolidated financial statements, the Company completed the acquisition of Simplify Medical Pty Limited (“Simplify Medical”) on February 24, 2021 for upfront cash consideration of $151.0 million and a liability of $103.4 million for consideration that is contingent upon achieving certain regulatory and net sales-based milestones. The transaction was accounted for as a business combination. In connection with the acquisition, the Company recorded definite-lived intangible assets, including developed technology, patents, and trade names, of $164.2 million. The Company determines the fair value of the contingent consideration arrangements, both as part of the initial purchase price allocation and on an ongoing basis at each reporting period, until the arrangements are settled. As of December 31, 2021, the amount recorded for future estimated contingent consideration related to the Simplify Medical acquisition is $108.5 million.

Auditing the Company’s accounting for its acquisition of Simplify Medical was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets and contingent consideration liabilities. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about forecasted net sales. The significant judgments made and assumptions used to estimate the value of the intangible assets and contingent consideration liabilities included certain unobservable inputs that form the basis of the forecasted net sales. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company's process for determining the fair value of intangible assets acquired and contingent consideration liabilities assumed in connection with the Simplify Medical acquisition, including controls over management’s review of the significant assumptions and other inputs used in the determination of estimated future net sales.

To test the fair value of the intangible assets acquired and contingent liabilities assumed, our substantive procedures included, among others, assessing the Company’s selection of valuation methods and testing the models and significant assumptions discussed above. Net sales forecasts were evaluated for reasonableness against internal and external analyses as well as external industry and market information. Our procedures included, where necessary, consideration of available information that either corroborated or contradicted management’s conclusions. We involved valuation specialists to assist in assessing the significant assumptions and methodologies used by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

San Diego, California

February 23, 2022

NUVASIVE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$246,091	$856,869
Short-term marketable securities	—	173,145
Accounts receivable, net of allowances of $21,064 and $20,631, respectively	214,398	207,071
Inventory, net	315,845	300,623
Prepaid income taxes	5,425	4,727
Prepaid expenses and other current assets	20,665	19,749
Total current assets	802,424	1,562,184
Property and equipment, net	303,664	286,369
Intangible assets, net	242,675	152,264
Goodwill	633,467	559,553
Operating lease right-of-use assets	102,987	102,270
Deferred tax assets	48,003	15,755
Restricted cash and investments	1,494	1,494
Other assets	19,361	13,193
Total assets	$2,154,075	$2,693,082
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$115,614	$110,401
Contingent consideration liabilities	7,986	7,289
Accrued payroll and related expenses	66,596	63,421
Operating lease liabilities	9,867	7,875
Income tax liabilities	828	2,073
Senior convertible notes	—	645,303
Total current liabilities	200,891	836,362
Long-term senior convertible notes	884,984	766,226
Deferred tax liabilities	3,049	2,807
Operating lease liabilities	111,592	111,634
Contingent consideration liabilities	139,824	29,752
Other long-term liabilities	18,528	22,686
Commitments and contingencies
Redeemable equity component of senior convertible notes	—	4,697
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at December 31, 2021 and December 31, 2020; 58,469 shares issued and 51,769 outstanding at December 31, 2021; 57,945 shares issued and 51,376 outstanding at December 31, 2020	63	62
Additional paid-in capital	1,434,976	1,550,001
Accumulated other comprehensive loss	(7,792)	(7,585)
Retained earnings	45,708	45,322
Treasury stock at cost; 6,700 shares and 6,569 shares at December 31, 2021 and December 31, 2020, respectively	(677,748)	(668,882)
Total equity	795,207	918,918
Total liabilities and equity	$2,154,075	$2,693,082

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales:
Products	$1,034,612	$950,189	$1,044,569
Services	104,376	100,393	123,501
Total net sales	1,138,988	1,050,582	1,168,070
Cost of sales (excluding below amortization of intangible assets):
Products	245,569	247,809	232,474
Services	76,709	73,822	79,883
Total cost of sales	322,278	321,631	312,357
Gross profit	816,710	728,951	855,713
Operating expenses:
Selling, general and administrative	610,085	547,195	611,181
Research and development	92,626	79,838	72,380
Amortization of intangible assets	57,309	51,726	51,097
Purchase of in-process research and development	—	1,011	—
Business transition costs	68,719	10,878	(1,995)
Total operating expenses	828,739	690,648	732,663
Interest and other expense, net:
Interest income	160	1,472	1,917
Interest expense	(21,056)	(70,466)	(38,525)
Other expense, net	(25,459)	(16,854)	(5,925)
Total interest and other expense, net	(46,355)	(85,848)	(42,533)
(Loss) income before income taxes	(58,384)	(47,545)	80,517
Income tax (expense) benefit	(5,702)	10,392	(15,283)
Consolidated net (loss) income	$(64,086)	$(37,153)	$65,234

Net (loss) income per share:
Basic	$(1.24)	$(0.72)	$1.26
Diluted	$(1.24)	$(0.72)	$1.23
Weighted average shares outstanding:
Basic	51,589	51,416	51,956
Diluted	51,589	51,416	53,160

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Consolidated net (loss) income	$(64,086)	$(37,153)	$65,234
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(13)	13	—
Translation adjustments, net of tax	(194)	1,820	(790)
Other comprehensive (loss) income:	(207)	1,833	(790)
Total consolidated comprehensive (loss) income	$(64,293)	$(35,320)	$64,444

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

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF EQUITY – (Continued)

(in thousands)

	Common Stock		Additional	Accumulated Other		Treasury Stock		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Retained Earnings	Shares	Amount	Stockholders' Equity
Balance at December 31, 2020	57,945	$62	$1,550,001	$(7,585)	$45,322	(6,569)	$(668,882)	$918,918
Adjustment for modified retrospective adoption of accounting standard	—	—	(147,161)	—	64,472	—	—	(82,689)
Issuance of common stock under employee and director stock option and purchase plans	524	1	6,217	—	—	(131)	(8,813)	(2,595)
Stock-based compensation expense	—	—	25,292	—	—	—	—	25,292
Settlement of convertible note hedge	(1)	—	53	—	—	—	(53)	—
Equity component of convertible note settlement	1	—	574	—	—	—	—	574
Consolidated net loss	—	—	—	—	(64,086)	—	—	(64,086)
Other comprehensive loss	—	—	—	(207)	—	—	—	(207)
Balance at December 31, 2021	58,469	$63	$1,434,976	$(7,792)	$45,708	(6,700)	$(677,748)	$795,207

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Consolidated net (loss) income	$(64,086)	$(37,153)	$65,234
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	149,524	140,937	135,593
Purchase of in-process research and development	—	1,011	—
Deferred income taxes	(4,141)	(18,007)	5,844
Amortization of non-cash interest	8,629	48,986	21,288
Stock-based compensation	25,292	18,145	30,297
Net (gain) loss on strategic investments	(3,082)	268	4,767
Changes in fair value of contingent consideration	53,404	2,327	(6,297)
Net loss recognized on change in fair value of derivatives	—	12,301	—
Net loss from foreign currency adjustment	28,709	4,218	785
Reserves on current assets	26,218	53,902	18,382
Other non-cash adjustments	11,006	10,331	11,162
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,694)	3,030	(16,407)
Inventory	(37,020)	(40,765)	(54,872)
Prepaid expenses and other current assets	(3,366)	(4,986)	(4,622)
Accounts payable and accrued liabilities	533	8,756	(3,924)
Accrued payroll and related expenses	4,132	(23,654)	24,256
Income taxes	(1,884)	6,264	3,804
Net cash provided by operating activities	182,174	185,911	235,290
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	(149,463)	—	—
Payment of contingent consideration for Simplify Medical	(45,850)	—	—
Acquisitions and investments	(500)	—	(4,100)
Proceeds from other investments	—	1,143	—
Purchases of intangible assets	(1,344)	(3,860)	(7,501)
Purchases of property and equipment	(111,112)	(105,729)	(122,883)
Purchases of marketable securities	—	(233,488)	—
Proceeds from sales of marketable securities	127,023	60,000	—
Proceeds from maturities of marketable securities	46,000	—	—
Other investing activities	(819)	—	—
Net cash used in investing activities	(136,065)	(281,934)	(134,484)
Financing activities:
Proceeds from the issuance of common stock	6,218	6,170	6,415
Payment of contingent consideration	(3)	(7,053)	(809)
Purchase of treasury stock	(8,813)	(80,665)	(14,478)
Proceeds from issuance of convertible debt, net of issuance costs	—	873,848	—
Proceeds from sale of warrants	—	93,915	—
Purchases of convertible note hedges	—	(147,825)	—
Payments upon settlement of senior convertible notes	(649,426)	—	—
Other financing activities	(1,325)	(1,734)	2,228
Net cash (used in) provided by financing activities	(653,349)	736,656	(6,644)
Effect of exchange rate changes on cash	(3,538)	3,202	131
(Decrease) increase in cash, cash equivalents and restricted cash	(610,778)	643,835	94,293
Cash, cash equivalents and restricted cash at beginning of period	858,363	214,528	120,235
Cash, cash equivalents and restricted cash at end of period	$247,585	$858,363	$214,528
Supplemental cash flow information:
Interest paid	$16,294	$19,914	$16,145
Income taxes paid	$11,879	$1,873	$5,828

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$246,091	$856,869	$213,034
Restricted cash	1,494	1,494	1,494
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$247,585	$858,363	$214,528

See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of Business

NuVasive, Inc., or the Company, or NuVasive, was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. Since its incorporation in 1997, the Company has grown from a small developer of specialty spinal implants into a global medical technology company delivering procedurally integrated solutions for spine surgery. Underlying the Company’s procedurally integrated solutions for spine surgery are technologies designed to enable better clinical, financial, and operational outcomes, including:

•	its surgical access instruments, including its integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;
•

its Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone;

•

its fixation systems, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures;

•

its cervical total disc replacement, or cTDR, technology, which complements the Company’s portfolio of products and services for cervical spinal fusion surgery and is designed to offer surgeons capabilities across key performance functions—anatomic, physiologic motion, and radiologic design;

•	its neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and the Company’s intraoperative neuromonitoring, or IONM, services and support; and
•

its Pulse platform, a software ecosystem that integrates multiple hardware technologies into a single, condensed footprint in the operating room, including: radiation reduction, imaging enhancement, rod bending, navigation, IONM, and spinal alignment tools.

In addition, the Company also designs and sells expandable growing rod implant systems for the treatment of early-onset scoliosis that can be non-invasively lengthened following implantation with precise, incremental adjustments via an external remote controller using magnetic technology called MAGnetic External Control, or MAGEC. This technology is also the basis for the Company’s Precice line of products which is designed to support complex orthopedic reconstruction, such as trauma and limb length discrepancy. Precice is an intramedullary device that, once implanted, utilizes the MAGEC technology to non-invasively lengthen the femur and tibia.

The COVID-19 pandemic materially impacted the Company’s business and results of operations in fiscal years 2020 and 2021. Many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.

The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the speed at which government restrictions are lifted, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

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

Use of Estimates

To prepare financial statements in conformity with generally accepted accounting principles, or U.S. GAAP, accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict. As a result, actual amounts could be materially different from these estimates.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers.  This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on our Consolidated Financial Statements.

Recently Adopted Accounting Standards

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), or ASU 2020-01, which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. The Company adopted ASU 2020-01 as of January 1, 2021. The adoption did not have any material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified transition method that allows for a cumulative-effect adjustment in the period of adoption, and did not restate prior periods. As a result of the adoption, the Company increased its senior convertible debt liabilities and retained earnings on January 1, 2021 by $115.4 million and $64.5 million, respectively, and decreased its deferred tax liabilities and additional paid-in capital by $28.0 million and $147.2 million, respectively. As a result of the adoption of ASU 2020-06, diluted loss per share decreased by $0.54 for the year ended December 31, 2021. See Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on the adoption of ASU 2020-06.

Revenue Recognition

In accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IONM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, the Company does offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis. Revenue from the sale or lease of capital equipment is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Selling and leasing of surgical instrument sets and capital equipment represents an immaterial amount of the Company’s total net sales in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.

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

The following table summarizes the changes in the allowance for credit losses:

(in thousands)	December 31, 2021	December 31, 2020
Allowance for credit losses at January 1	$9,646	$9,423
Current-period provision for expected losses	2,165	1,079
Write-offs charged against the allowance	(743)	(1,305)
Recoveries of amounts previously written off	42	220
Changes resulting from foreign currency fluctuations	(182)	229
Allowance for credit losses at end of period	$10,928	$9,646

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

Inventory, net

Net inventory as of December 31, 2021 consisted of $301.3 million of finished goods, $8.1 million of work in progress and $6.4 million of raw materials. Net inventory as of December 31, 2020 consisted of $285.4 million of finished goods, $7.3 million of work in progress and $7.9 million of raw materials.

Finished goods primarily consists of specialized implants, fixation products and disposables and are stated at the lower of cost or net realizable value determined by utilizing a standard cost method, which includes capitalized variances, which approximates the weighted average cost. Work in progress and raw materials represent the underlying material, and labor for work in progress, that ultimately yield finished goods upon completion and are recorded at the lower of cost or net realizable value. The Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

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

For the year ended December 31, 2021 and 2020, the Company recorded a reserve for excess and obsolete inventory of $25.6 million and $48.9 million, respectively. This decrease in the Company’s excess and obsolete inventory reserves is primarily attributable to a $37.5 million year-over-year reduction in the provision due to changes in the Company’s estimates and assumptions about future demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions. During the third quarter of 2021, the Company made a determination to withdraw certain products manufactured by its NuVasive Specialized Orthopedic, or NSO, subsidiary from the market and discontinue sales of the products. As a result, the Company recorded a charge of $14.2 million.

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

The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company’s policy, the Company completed its most recent annual evaluation for impairment as of October 1, 2021 using the qualitative assessment and determined that no impairment existed. In addition, no indicators of impairments were noted through December 31, 2021 and consequently, no impairment charge has been recorded during the year.

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

See Note 2, Balance Sheet Details, in the Notes to Consolidated Financial Statements included in this Annual Report for further disclosure on goodwill and intangible assets.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter. Leased property meeting certain financing lease criteria is capitalized under property and equipment, and the net present value of the related lease payments is recorded as a liability. Amortization of assets under financing leases is recorded using the straight-line method over the shorter of the estimated useful lives or the lease terms. Maintenance and repairs are expensed as incurred.

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

Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets and liabilities are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting.

Based on the Company’s review, it concluded that it was more likely than not that it would be able to realize the future benefits of its domestic and foreign deferred tax assets, with the exceptions of California, Australia, Malta, Mexico, Brazil and Colombia. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods, other than those related to the jurisdictions cited above. Due to low state apportionment, large net operating losses and the generation of sizeable research credits in California, the Company concluded that it is not more likely than not that it will be able to utilize its California deferred tax assets. Therefore, the Company has maintained a full valuation allowance on its California deferred tax assets as of December 31, 2021. Due to a history of losses in Australia, Malta, Brazil, Mexico and Colombia, and the lack of alternative sources of future taxable income, the Company has established a full valuation allowance against these entities’ deferred tax assets as of December 31, 2021.

The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.

See Note 10, Incomes Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on income taxes.

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

See Note 12, Contingences, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on legal proceedings and investigations.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $7.8 million, $7.6 million, and $9.4 million at December 31, 2021, 2020, and 2019, respectively.

Research and Development

Research and development costs are expensed as incurred. To the extent the Company purchases research and development assets with a future alternative use the Company will capitalize and amortize the assets over its useful life.

Product Shipment Costs

Product shipment costs, included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations, were $30.9 million, $27.4 million, and $27.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.

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

During the year ended December 31, 2021, the Company recorded $68.7 million of costs related to acquisition, integration and business transition activities, which included $53.4 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2018, 2017 and 2016 acquisitions as well as $4.0 million of costs associated with the 2021 acquisition of Simplify Medical Pty Limited, or Simplify Medical.

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

The Company estimates the fair value of stock options issued under its equity incentive plans and shares issued to employees under its employee stock purchase plan, or ESPP, using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options and ESPP offering period which is derived from historical experience. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

See Note 9, Stock-Based Compensation, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on stock-based compensation.

Net (Loss) Income Per Share

The Company computes basic net income per share using the weighted-average number of common shares outstanding during the period. Diluted net income per share assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would be anti-dilutive. For purposes of this calculation, common stock equivalents include the Company’s stock options, unvested RSUs, PRSUs (including those with performance and market conditions), warrants, and the shares to be issued upon the conversion of the Senior Convertible Notes. The contingently issuable shares are included in basic net income per share as of the date that all necessary conditions have been satisfied and are included in the denominator for dilutive calculation for the entire period if such shares would be issuable as of the end of the reporting period assuming the end of the reporting period was the end of the contingency period. Since the Company incurred a net loss in each of the years ended December 31, 2021 and 2020, basic and diluted net loss per share were the same.

The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Net (loss) income	$(64,086)	$(37,153)	$65,234
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	51,589	51,416	51,956
Dilutive potential common stock outstanding:
Stock options and ESPP	—	—	15
RSUs and PRSUs	—	—	658
Senior Convertible Notes	—	—	531
Weighted average common shares outstanding for diluted	51,589	51,416	53,160
Basic net (loss) income per share	$(1.24)	$(0.72)	$1.26
Diluted net (loss) income per share	$(1.24)	$(0.72)	$1.23

The following weighted outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stock options, ESPP, RSUs and PRSUs	1,022	1,095	115
Warrants	17,665	21,034	10,865
Senior Convertible Notes	10,169	21,034	5,433
Total	28,856	43,163	16,413

2.    Balance Sheet Details

Property and Equipment, net

Property and equipment, net, consisted of the following:

		December 31,
(in thousands, except years)	Useful Life	2021	2020
Instrument sets	4	$472,247	$424,696
Machinery and equipment	5 to 7	73,086	71,616
Computer equipment and software	3 to 10	188,960	173,364
Leasehold improvements	2 to 15	38,987	35,372
Furniture and fixtures	3 to 7	8,941	9,916
Building and improvements	10 to 20	22,681	23,207
Land	—	1,277	1,277
		806,179	739,448
Less: accumulated depreciation and amortization		(502,515)	(453,079)
		$303,664	$286,369

Property and equipment mainly consisted of instrument sets, which are made available to surgeons and hospitals that purchase implants, biologics and disposables for use in individual surgical procedures.

Depreciation expense was $87.5 million, $85.9 million, and $80.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.

Capitalized software costs includes both internally developed and purchased computer software. At December 31, 2021 and 2020, the Company had $67.5 million and $57.6 million in unamortized capitalized software costs, respectively. Amortization expense related to capitalized software costs was $12.2 million, $10.4 million and $10.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2021 consisted of the following:

	Weighted-
	Average
	Amortization
	Period	Gross	Accumulated	Intangible
(in thousands, except years)	(in years)	Amount	Amortization	Assets, net
Intangible assets subject to amortization:
Developed technology	11	$374,457	$(209,283)	$165,174
Patents	10	57,783	(31,903)	25,880
Manufacturing know-how and trade secrets	12	21,412	(21,387)	25
Trade name and trademarks	9	25,163	(19,621)	5,542
Customer relationships	9	156,208	(110,154)	46,054
Total intangible assets subject to amortization	10	$635,023	$(392,348)	$242,675

Intangible assets not subject to amortization:
Goodwill				$633,467
Total goodwill and intangible assets, net				$876,142

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

Total expense related to the amortization of intangible assets which is recorded in either cost of sales or operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible, was $60.6 million, $55.0 million and $54.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The changes to goodwill are comprised of the following:

(in thousands)
Gross goodwill	$567,853
Accumulated impairment loss	(8,300)
December 31, 2020	559,553

Changes to gross goodwill:
Increases recorded related to business combinations	81,125
Changes resulting from foreign currency fluctuations	(7,211)
73,914

Gross goodwill	641,767
Accumulated impairment loss	(8,300)
December 31, 2021	$633,467

Total future amortization expense related to intangible assets subject to amortization at December 31, 2021 is set forth in the table below:

(in thousands)
2022	$52,614
2023	27,124
2024	21,354
2025	20,521
2026	15,720
Thereafter through 2038	105,342
Total future amortization expense	$242,675

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Accrued expenses	$69,054	$59,249
Accounts payable	16,192	17,386
Distributor commissions payable	12,546	9,891
Other taxes payable	6,764	6,425
Litigation liability	1,744	5,346
Debt interest payable	937	5,203
Royalties payable	5,297	4,495
Other	3,080	2,406
Accounts payable and accrued liabilities	$115,614	$110,401

3.    Marketable Securities

Short-Term Marketable Securities

The Company may invest in available-for-sale marketable debt securities consisting of corporate notes and commercial paper. The Company has the ability, if necessary, to liquidate without penalty any of its marketable debt securities to meet its liquidity needs in the next 12 months. As such, those investments with contractual maturities greater than one year from the date of purchase would be classified as short-term on the accompanying Consolidated Balance Sheets.

The Company did not hold any investments in marketable debt securities as of December 31, 2021. The Company’s marketable debt securities as of December 31, 2020 all had contractual maturities due within one year. The carrying value and amortized cost of the Company’s marketable debt securities, summarized by major security type, consisted of the following:

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

The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest expense in the Consolidated Statements of Operations through an allowance for credit losses. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss. Unrealized losses on available-for-sale debt securities as of December 31, 2020 were not significant and were primarily due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. Accordingly, the Company did not record an allowance for credit losses with these investments as of December 31, 2020.

4.    Financial Instruments and Fair Value Measurements

Foreign Currency and Derivative Financial Instruments

The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities, and average exchange rates during each reporting period for results of operations.

Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses, which include gains and losses from derivative instruments, were $28.7 million, $4.2 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in other expense, net in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of December 31, 2021, 2020, and 2019 a notional principal amount of $12.2 million, $14.0 million, and $26.9 million, respectively, was outstanding to hedge currency risk relative to foreign receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $2.0 million, $(1.0) million, and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in other expense, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was de minimis as of both December 31, 2021 and December 31, 2020. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.

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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of December 31, 2021 and December 31, 2020, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. Cash equivalents and marketable debt securities are determined under the fair value categories as follows:

		Quoted Price in	Significant Other	Significant
		Active Market	Observable Inputs	Unobservable
(in thousands)	Total	(Level 1)	(Level 2)	Inputs (Level 3)
December 31, 2021:
Cash equivalents:
Money market funds	$179,451	$179,451	$—	$—
Total cash equivalents	$179,451	$179,451	$—	$—

December 31, 2020:
Cash equivalents:
Money market funds	$725,108	$725,108	$—	$—
Commercial paper	35,996	—	35,996	—
Total cash equivalents	761,104	725,108	35,996	—

Debt securities, available for sale:
Corporate notes	54,188	—	54,188	—
Commercial paper	118,957	—	118,957	—
Total debt securities, available for sale	173,145	—	173,145	—

Total assets measured at fair value	$934,249	$725,108	$209,141	$—

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2021 and December 31, 2020 approximate their related fair values due to the short-term maturities of these instruments.

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

Fair Value of Senior Convertible Notes

The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $650.0 million principal amount of Senior Convertible Notes due 2021 at December 31, 2020 was approximately $651.6 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at December 31, 2021 and December 31, 2020 was approximately $450.6 million and $461.9 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at December 31, 2021 and December 31, 2020 was approximately $433.5 million and $436.7 million, respectively. See Note 6, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on the carrying value of the senior convertible notes.

Fair Value of Convertible Note Hedge and Embedded Conversion Derivatives

On June 1, 2020, the Company issued $450.0 million principal amount of 1.00% Senior Convertible Notes due 2023, or the 2023 Notes. The 2023 Notes were initially required to be settled in cash as the Company did not have enough available shares and was unable to reserve the maximum number of shares issuable under the 2023 Notes (“sufficient reserved shares”). On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of December 31, 2020 and December 31, 2021, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. In accordance with authoritative guidance, the cash conversion feature of the 2023 Notes required bifurcation from the 2023 Notes and was initially accounted for as a derivative liability, or the Embedded Conversion Derivative, which was included in long-term liabilities in the Company’s Consolidated Balance Sheets. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity.

In connection with the issuance of the 2023 Notes, the Company entered into convertible note hedge transactions, or the 2023 Hedge, entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset, or the Convertible Note Hedge Derivative, which was included in long-term assets in the Company’s Consolidated Balance Sheets. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity.

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

During 2020, the fair value measurement was determined utilizing a Black-Scholes valuation model. Key assumptions used in the valuation included risk-free interest rates, volatility, and expected term. The Company recorded the change in fair value measurement associated with its derivative assets and liabilities in other expense, net in the Consolidated Statements of Operations.

Contingent Consideration Liabilities

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Consolidated Statements of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of December 31, 2021:

2021
Valuation Techniques	Discounted cash flow, Monte Carlo
Discount Rate Range	2.7% - 5.8%
Weighted Average Discount Rate	3.8%
Expected Years	2021 - 2027

Contingent consideration liabilities were $147.8 million and $37.0 million as of December 31, 2021 and December 31, 2020, respectively, and were recorded in the Consolidated Balance Sheets commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2021	2020
Fair value measurement at January 1	$37,041	$42,559
Contingent consideration liability recorded upon acquisition	103,400	—
Change in fair value measurement	53,404	2,420
Contingent consideration paid or settled	(46,006)	(7,938)
Changes resulting from foreign currency fluctuations	(29)	—
Fair value measurement at December 31	$147,810	$37,041

During the first quarter of 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In the second quarter of 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement which resulted in the payment of $45.8 million for the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within Business Transition Costs in the Company’s Consolidated Statements of Operations in the year ended December 31, 2021. During the fourth quarter of 2021, the Company increased the contingent consideration liabilities related to the net sales milestones by $46.6 million, which resulted from updates to the Company’s forecasted net sales assumptions. The remaining contingent consideration liabilities for the Simplify Medical acquisition totaled $108.5 million as of December 31, 2021. Changes in fair value measurement of the contingent consideration liabilities are recorded in the Consolidated Statements of Operations within the Business Transition Costs line item.

Non-financial assets and liabilities measured on a nonrecurring basis

Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of December 31, 2021 and December 31, 2020.

During the year ended December 31, 2021, the Company recorded a gain of $3.1 million on a strategic investment. The gain was recorded in other expense, net in the Consolidated Statements of Operations.

5.    Business Combinations

The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities. Such liabilities are recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the Consolidated Statements of Operations. See Note 4, Financial Instruments and Fair Value Measurements, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on contingent consideration liabilities.

Acquisition of Simplify Medical Pty Limited

On February 24, 2021, the Company, through its indirect wholly-owned subsidiary, NuVasive (AUST/NZ) Pty Limited, acquired all of the stock interest in Simplify Medical, a developer of cervical disc technology for cervical total disc replacement procedures. Simplify Medical now operates as a wholly-owned subsidiary of the Company. The Company agreed to make an upfront payment of $150.0 million, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. In April 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement, resulting in the Company’s payment of $45.8 million for the achievement of the regulatory milestone. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, will become payable in calendar years 2023, 2024 and 2025. In connection with the closing, the Company paid $151.0 million, which included additional amounts for customary purchase price adjustments, using available cash on hand.

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

In connection with the acquisition, contingent consideration liabilities of $103.4 million were recorded for the potential regulatory and net sales-based milestone payments. The fair value of the contingent liability related to the regulatory milestone payment was determined using the probability approach based on the probability of the approval being achieved as of various periods. The fair value of the contingent liability relating to the net sales-based milestone payments was determined using a Monte Carlo simulation model based on forecast net sales, volatility factors associated with those forecast net sales and discount rates. Changes in fair value of the contingent liabilities over the measurement period will be recorded in operating expenses in the Consolidated Statements of Operations. See Note 4, Financial Instruments and Fair Value Measurements, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on contingent consideration liabilities.

Acquisition costs of $4.0 million were included as business transition costs in the Consolidated Statements of Operations. The Company’s results of operations for the year ended December 31, 2021 include the operating results of Simplify Medical since the date of acquisition, within the Consolidated Statements of Operations. Net sales of acquired products represent an immaterial amount of the Company’s total net sales for the year ended December 31, 2021.

The following table presents the unaudited pro forma results for the years ended December 31, 2021 and December 31, 2020. The unaudited pro forma financial information combines the results of operations of the Company and Simplify Medical as though the companies had been combined as of January 1, 2020. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented include non-recurring adjustments directly attributable to the business combination. The adjustments relating to amortization charges for acquired intangible assets were $1.7 million and $9.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. Adjustments for increased fair value of acquired inventory were $0.4 million for the year ended December 31, 2021. The year ended December 31, 2020 also includes an adjustment of $17.5 million for acquisition related expenses. All periods presented include related tax effects to pre-tax loss. Simplify Medical’s net sales represent an immaterial amount of the combined net sales for the years ended December 31, 2021 and December 31, 2020. The pre-acquisition accounting policies of Simplify Medical were materially similar to the Company.

(unaudited)	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020
Net loss	$(67,630)	$(69,764)
Net loss per share:
Basic	$(1.31)	$(1.36)
Diluted	$(1.31)	$(1.36)

Variable Interest Entities

The Company provides IONM services through various subsidiaries, which conduct business as NuVasive Clinical Services. In providing IONM services to surgeons and healthcare facilities across the United States, the Company maintains contractual relationships with several physician practices, or PCs. In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financial statements. The creditors of the PCs have claims only to the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.

6.     Indebtedness

The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	December 31, 2021	December 31, 2020
2.25% Senior Convertible Notes due 2021:
Principal amount	$—	$650,000
Unamortized debt discount	—	(3,945)
Unamortized debt issuance costs	—	(752)
	—	645,303
1.00% Senior Convertible Notes due 2023:
Principal amount	450,000	450,000
Unamortized debt discount	—	(46,837)
Unamortized debt issuance costs	(6,543)	(11,049)
	443,457	392,114
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt discount	—	(66,346)
Unamortized debt issuance costs	(8,473)	(9,542)
	441,527	374,112
Total Senior Convertible Notes	$884,984	$1,411,529

Less: Current portion	—	(645,303)
Long-term Senior Convertible Notes	$884,984	$766,226

2.25% Senior Convertible Notes due 2021

In March 2016, the Company issued $650.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 2.25% and a maturity date of March 15, 2021, or the 2021 Notes. Interest on the 2021 Notes began accruing upon issuance and was payable semi-annually. On March 15, 2021 the Company settled in full the 2021 Notes at their scheduled maturity as further discussed below.

The net proceeds from the offering of the 2021 Notes, after deducting initial purchasers' discounts and costs directly related to the offering, were approximately $634.1 million. Prior to September 14, 2020, the 2021 Notes provided for settlement in cash, stock, or a combination thereof, solely at the Company’s discretion. As of September 14, 2020, combination settlement was deemed to have been elected by the Company. The initial conversion rate of the 2021 Notes was 16.7158 shares per $1,000 principal amount, which was equivalent to a conversion price of approximately $59.82 per share, subject to adjustments. For the year ended December 31, 2020, the Company used the treasury share method for assumed conversion of the 2021 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge, or the 2021 Hedge, and warrants, or the 2021 Warrants, concurrently with the issuance of the 2021 Notes.

At the time of issuance and in accordance with Accounting Standards Codification Topic 470, the embedded conversion feature of the 2021 Notes required bifurcation from the notes and was accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016. As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2021 Notes. The standard also required the Company to use the if-converted method in the calculation of diluted earnings per share. Accordingly, the Company reclassified the unamortized debt discount and corresponding debt issuance costs from its additional paid-in capital to its senior convertible notes within current liabilities in the Consolidated Balance Sheets. The impact of the adoption of ASU 2020-06 as of January 1, 2021, resulted in an increase in senior convertible notes and retained earnings of $3.9 million and $47.8 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $0.9 million and $46.1 million, respectively.

The interest expense recognized on the 2021 Notes during the year ended December 31, 2021 includes $3.0 million and $0.8 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2020 includes $14.6 million, $18.6 million and $3.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2021 Notes during the year ended December 31, 2019 includes $14.6 million, $17.6 million and $3.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2021 Notes was 5.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2021 Notes was 2.9%, which included the interest on the notes and debt issuance costs.

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

As of September 15, 2020, holders could have converted their 2021 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. As a result, the 2021 Notes were considered redeemable as of December 31, 2020. A portion of the equity component that was recorded upon the issuance of the 2021 Notes was reclassified to temporary equity in the Consolidated Balance Sheets as of December 31, 2020. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. The reclassification into temporary equity as of December 31, 2020 was $4.7 million based on the 2021 Notes principal of $650.0 million and the carrying value of $645.3 million.

2021 Hedge

In connection with the offering of the 2021 Notes, the Company entered into the hedge transaction with the initial purchasers of the 2021 Notes and/or their affiliates, or the 2021 Counterparties, entitling the Company to purchase up to 10,865,270 shares of the Company's common stock at an initial stock price of $59.82 per share, each of which was subject to adjustment. The cost of the 2021 Hedge was $111.2 million and accounted for as an equity instrument by recognizing $111.2 million in additional paid-in-capital during 2016. The 2021 Hedge expired on March 15, 2021 and was put in place to reduce the potential equity dilution upon conversion of the 2021 Notes if the daily volume-weighted average price per share of the Company's common stock exceeded the strike price of the 2021 Hedge. Prior to its expiration, an assumed exercise of the 2021 Hedge by the Company was considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2021 Warrants

The Company sold warrants to the 2021 Counterparties to acquire up to 10,865,270 shares of the Company’s common stock. The 2021 Warrants expired on various dates from June 2021 through December 2021 and could have only be settled in cash or net shares. As of December 31, 2021, all of the warrants have expired unexercised. The Company received $44.9 million in cash proceeds from the sale of the 2021 Warrants, which was recorded in additional paid-in-capital. Prior to their expiration and termination, the 2021 Warrants could have had a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeded the strike price of the 2021 Warrants, which was $80.00 per share. The Company used the treasury share method for assumed conversion of the 2021 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

Settlement of the 2021 Notes and 2021 Hedge

On March 15, 2021, the 2021 Notes reached maturity and the Company settled in full the 2021 Notes. The Company received conversion notices from the holders of 1.4% of the 2021 Notes, representing $9.1 million outstanding principal amount thereof, or the Conversions. The Company paid an aggregate of $649.4 million in cash for the settlement of the 2021 Notes, which included $640.9 million in satisfaction of the outstanding principal of the 2021 Notes and $8.5 million in cash in connection with the settlement of the Conversions. Additionally, in satisfaction of the Conversions, and pursuant to combination settlement, the Company issued 837 shares of common stock in the aggregate to the holders who elected to convert their outstanding notes. The Company funded the repayment of the outstanding principal amount of the 2021 Notes, accrued interest thereon, and the cash component of the Conversions using available cash on hand.

In connection with the settlement of the 2021 Notes, the Company exercised its rights under the convertible note hedge transactions with the 2021 Counterparties on March 15, 2021 and received 842 shares of its own common stock.

1.00% Senior Convertible Notes due 2023

In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of December 31, 2020 and 2021, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. As of December 31, 2020, the Company uses the treasury share method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.

As discussed in Note 4, Financial Instruments and Fair Value Measurements, in the Notes to Consolidated Financial Statements included in this Annual Report, at the time of issuance the Embedded Conversion Derivative required bifurcation from the 2023 Notes and was initially accounted for as a liability, which was included in long-term liabilities in the Company’s Consolidated Balance Sheet. The fair value of the 2023 Notes Embedded Conversion Derivative was $57.2 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2023 Notes. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing $37.3 million in additional paid-in-capital during 2020. The original issue discount is recognized as interest expense using the effective interest method.

As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2023 Notes. The standard also required the Company to use the if-converted method in the calculation of diluted earnings per share. Accordingly, the Company reclassified the unamortized debt discount from its additional paid-in capital to its senior convertible notes within long-term liabilities in the Consolidated Balance Sheet. The impact of the adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase in senior convertible notes and retained earnings of $46.8 million and $7.9 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $11.2 million and $43.5 million, respectively.

The interest expense recognized on the 2023 Notes during the year ended December 31, 2021 includes $4.5 million for both the contractual coupon interest and amortization of the debt issuance costs, respectively. The interest expense recognized on the 2023 Notes during the year ended December 31, 2020 includes $2.6 million, $10.4 million and $2.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2023 Notes was 6.8%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2023 Notes is 2.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of December 31, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

2023 Hedge

In connection with the sale of the 2023 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions, or the 2023 Counterparties, entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset, which was included in long-term assets in the Company’s Consolidated Balance Sheets. The cost of the 2023 Hedge was $69.5 million. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing a reduction of $37.3 million in additional paid-in-capital during the year ended December 31, 2020. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2023 Hedge. An assumed exercise of the 2023 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

2023 Warrants

In connection with the sale of the 2023 Notes, the Company sold warrants to the 2023 Counterparties, or the 2023 Warrants, to acquire up to 5,345,010 shares of the Company’s common stock. The 2023 Warrants initially limited the amount of shares the Company was required to reserve for issuance under the 2023 Warrants to an aggregate of 3,093,500 shares of the Company’s common stock, subject to adjustment upon the Company having a sufficient amount of authorized and unissued shares which are not reserved for other transactions. As a result of the Company receiving stockholder approval to increase the number of shares of the Company’s common stock authorized for issuance on September 10, 2020, the Company subsequently entered into amendment agreements with each of the 2023 Counterparties to increase the number of authorized shares of the Company’s common stock required to be reserved under the 2023 Warrants to the aggregate amount of 6,948,512 shares. The 2023 Warrants will expire on various dates from September 2023 through November 2023 and may be settled in net shares or cash, subject to certain conditions. It is the Company’s current intent and policy to settle all conversions in shares of the Company’s common stock. The Company received $46.8 million in cash proceeds from the sale of the 2023 Warrants, which was recorded in additional paid-in-capital. The 2023 Warrants could have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeds the strike price of the 2023 Warrants, which is $104.84 per share. The Company uses the treasury share method for assumed conversion of its 2023 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.

0.375% Senior Convertible Notes due 2025

In March 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, or the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company's current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2025 Notes is 10.7198 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $93.29 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or in connection with such redemption in certain circumstances. As of December 31, 2020, the Company uses the treasury share method for assumed conversion of the 2025 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge, or the 2025 Hedge, and warrants, or the 2025 Warrants, concurrently with the issuance of the 2025 Notes.

At the time of issuance and in accordance with Accounting Standards Codification Topic 470, the embedded conversion feature of the 2025 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $78.3 million in additional paid-in-capital during 2020. As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2025 Notes. The standard also required the Company to use the if-converted method in the calculation of diluted earnings per share. Accordingly, the Company reclassified the unamortized debt discount and corresponding debt issuance costs from its additional paid-in capital to its senior convertible notes within long-term liabilities in the Consolidated Balance Sheet. The impact of the adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase in senior convertible notes and retained earnings of $64.7 million and $8.8 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $15.9 million and $57.6 million, respectively.

The interest expense recognized on the 2025 Notes during the year ended December 31, 2021 includes $1.7 million and $2.7 million for the contractual coupon interest and the amortization of the debt issuance costs, respectively. The interest expense recognized on the 2025 Notes during the year ended December 31, 2020 includes $1.4 million, $11.9 million and $1.5 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2025 Notes was 4.9%, which included the interest on the notes, amortization of the debt discount and debt issuance costs. Subsequent to the adoption of ASU 2020-06, the effective interest rate on the 2025 Notes is 1.0%, which includes the interest on the notes and debt issuance costs. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually.

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

The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of December 31, 2021, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

2025 Hedge

In connection with the sale of the 2025 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2025 Notes and other financial institutions, or the 2025 Counterparties, entitling the Company to purchase up to 4,823,910 shares of the Company’s common stock at an initial stock price of $93.29 per share, each of which is subject to adjustment. The cost of the 2025 Hedge was $78.3 million and accounted for as an equity instrument by recognizing $78.3 million in additional paid-in-capital during the year ended December 31, 2020. The 2025 Hedge will expire on the second scheduled trading day immediately preceding March 15, 2025. The 2025 Hedge is expected to reduce the potential equity dilution upon conversion of the 2025 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2025 Hedge. An assumed exercise of the 2025 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.

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

Revolving Senior Credit Facility

In February 2020, the Company entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement for a revolving senior credit facility, or the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement the Company had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0  million. The 2020 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2020 Facility provided the Company remains in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios. The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2021 and 2020.

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash and investments totaling $1.5 million as of December 31, 2021 and December 31, 2020.

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

The table below summarizes the Company’s right-of-use assets and lease liabilities:

(in thousands, except years and rates)	December 31, 2021	December 31, 2020
Assets
Operating	$102,987	$102,270
Financing	2,276	2,956
Total leased assets	$105,263	$105,226

Liabilities
Current:
Operating	$9,867	$7,875
Financing	1,546	1,355
Long-term:
Operating	111,592	111,634
Financing	885	1,812
Total lease liabilities	$123,890	$122,676

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	11.6	12.8
Weighted-average remaining lease term (years) - finance leases	2.1	2.2
Weighted-average discount rate - operating leases	5.3%	5.4%
Weighted-average discount rate - finance leases	4.7%	4.9%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

(in thousands)	December 31, 2021	December 31, 2020
Lease expense:
Operating lease expense	$16,088	$15,316
Finance lease expense:
Depreciation of right-of-use assets	1,374	1,201
Interest expense on lease liabilities	112	124
Total lease expense	$17,574	$16,641

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$15,394	$14,120
Operating cash flows used for financing leases	102	124
Financing cash flows used for financing leases	1,325	1,113
Total cash paid for amounts included in the measurement of lease liabilities	$16,821	$15,357

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$11,871	$41,148

The Company’s future minimum annual lease payments under operating and financing leases at December 31, 2021 are as follows:

	Financing	Operating
(in thousands)	Leases	Leases
2022	$1,611	$16,025
2023	692	15,130
2024	153	13,914
2025	34	12,529
2026	26	12,307
Thereafter	—	96,587
Total minimum lease payments	$2,516	$166,492
Less: amount representing interest	(85)	(45,033)
Present value of obligations under leases	2,431	121,459
Less: current portion	(1,546)	(9,867)
Long-term lease obligations	$885	$111,592

Licensing and Purchasing Agreements

The Company has both minimum and contingent obligations to make payments of up to $65.9 million if specified future events occur or conditions are met as provided in certain net sales based, consulting, purchase and/or product development agreements. Not all of the respective agreements specify milestone payment timelines. Certain payments will be made in a combination of cash and the Company’s common shares as provided in the agreements. Any payments in satisfaction of these obligations are considered either a research and development expense or a cost of sales depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved.

Executive Severance Plans

 The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At December 31, 2021, future commitments for such key executives were approximately $17.3 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

8.    Stockholders’ Equity

In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. In February 2020, the Company announced that the Board of Directors approved an increase in the share repurchase authorization from $100 million to $150 million of the Company’s common stock and extended the authorization through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million. On November 3, 2021, the Board of Directors approved an increase in the share repurchase authorization by $25 million and extended the authorization through December 31, 2022. Accordingly, as of December 31, 2021, the Company is authorized to repurchase up to $100 million of common stock under the share repurchase program. Under this program, the Company is authorized to repurchase its shares in open market purchases, privately negotiated purchases or other transactions. The Company did not repurchase any common stock during the year ended December 31, 2021.

On September 10, 2020, upon obtaining stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 120,000,000 shares to 150,000,000 shares.

9.    Stock-Based Compensation

Common Stock

There were 150,000,000 shares of common stock authorized for both December 31, 2021 and 2020.

Preferred Stock

There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2021 and 2020.

Stock-based Compensation

In March 2014, the Compensation Committee, or the Compensation Committee, of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc., or the 2014 EIP, replacing the 2004 Amended and Restated Equity Incentive Plan, or the 2004 EIP. The 2004 EIP terminated in February 2014, upon the tenth anniversary of its effective date, and no further awards may be granted or are outstanding under the 2004 EIP as of December 31, 2021. The 2014 EIP provides the Company with the ability to grant various types of equity awards to its workforce (including, without limitation, restricted stock units, RSUs, restricted stock awards, performance awards, and deferred stock awards). The 2014 EIP also provides for the issuance of performance RSUs, PRSUs) to be granted subject to time- and/or performance-based vesting requirements. In addition, the award agreements under the 2014 EIP generally provide for the acceleration of 50% of the unvested equity awards of all employees upon a change in control and the vesting of the remaining unvested equity awards for those employees that are involuntarily terminated within a year of the change in control.

The 2014 EIP allows for “net share settlement” of certain equity awards whereby, in lieu of (i) making cash payments in satisfaction of the exercise price owed respective to non-qualified stock option awards, or (ii) open market selling award shares to generate cash proceeds for use in satisfaction of statutory tax obligations respective to an award’s settlement or exercise, the company offsets the award shares being settled in a respective transaction by the number of shares of company stock with a value equal to the respective obligation, and, in the case of taxes, making a cash payment to the respective taxing authority on behalf of the employee using Company cash. The net share settlement is accounted for with the cost of any award shares that are net settled being included in treasury stock and reported as a reduction in total equity at the time of settlement.

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

The compensation cost that has been included in the Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Selling, general and administrative expense	$18,924	$12,622	$25,968
Research and development expense	6,112	5,259	3,798
Cost of sales	256	264	531
Stock-based compensation expense before taxes	25,292	18,145	30,297
Related income tax benefits	(4,391)	(3,088)	(6,191)
Stock-based compensation expense, net of taxes	$20,901	$15,057	$24,106

As of December 31, 2021, there was $21.4 million and $19.4 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 2.0 years and 2.7 years, respectively. In addition, as of December 31, 2021, there was $0.8 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2022. There was no unamortized expense for stock options as of December 31, 2021.

Restricted Stock Units

The total fair value of RSUs that vested during the year ended December 31, 2021, 2020, and 2019 was $18.0 million, $12.1 million and $21.5 million, respectively.

Following is a summary of RSU activity for the year ended December 31, 2021:

		Weighted
		Average
	Number of	Grant Date
(in thousands, except per share amounts)	Shares	Fair Value
Outstanding at December 31, 2020	994	$58.94
Granted	412	61.85
Vested	(266)	55.00
Forfeited	(148)	60.88
Outstanding at December 31, 2021	992	$60.91

For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vested RSUs were approximately 91,000, 71,000, and 122,000 in 2021, 2020, and 2019, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting RSUs were $6.1 million, $4.1 million and $7.2 million in 2021, 2020 and 2019, respectively.

Performance-Based Restricted Stock Units

The Company has granted PRSUs since 2012 for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, which have included targets for net sales, operating margin, earnings per share and total shareholder return over pre-determined periods of time. Share payout levels range from 0% to 200% depending on the respective terms of an award. Based upon the Company’s actual performance against the performance conditions, approximately 105,000, 61,000 and 276,000 shares of common stock vested pursuant to PRSUs in 2021, 2020 and 2019, respectively.

The total fair value of PRSUs vested during 2021, 2020, 2019 and was $7.1 million, $3.8 million and $19.9 million, respectively.

Following is a summary of PRSU activity for the year ended December 31, 2021:

		Maximum Number
(in thousands, except per share amounts)	Shares	of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2020	619	850	$57.38
Awarded at target	294	445	59.77
Vested	(105)	(105)	53.93
Forfeited	(139)	(249)	57.72
Outstanding at December 31, 2021	669	941	$58.95

For the majority of PRSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vesting PRSUs were approximately 41,000, 25,000 and 121,000 in 2021, 2020 and 2019 respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting PRSUs were $2.8 million, $1.6 million, and $7.2 million in 2021, 2020, and 2019, respectively.

Stock Options

The Company has not granted any stock options since 2011. The stock options previously granted were exercisable for a period of up to ten years after the date of grant.

The Company issued approximately 16,000  shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2020. The aggregate intrinsic value of outstanding stock options at December 31, 2020 is based on the Company’s closing stock price on December 31, 2020 of $56.33. Stock option exercises during the years ended December 31, 2020 and 2019 were primarily all executed with net share settlements, for which the Company did not receive any cash proceeds. The total intrinsic value of stock options exercised was $0.4 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively. There were no stock options that vested during the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021 and 2020, the Company did not have any outstanding stock options.

Employee Stock Purchase Plan

The NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan, or the ESPP, provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the six-month offering period or (ii) the respective purchase date. In the years ended December 31, 2021, 2020 and 2019, 153,000, 136,000, and 129,000 shares, respectively, were purchased under the ESPP.

The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2021	2020	2019
ESPP
Volatility	39%	56%	35%
Expected term (years)	0.5	0.5	0.5
Risk free interest rate	0.1%	0.5%	2.3%
Expected dividend yield	—%	—%	—%

Common Stock Reserved for Future Issuance

The following table summarizes common shares reserved for issuance on exercise or conversion at December 31, 2021:
(in thousands)
Issued and outstanding RSUs and PRSUs	1,678
Available for issuance under the ESPP	676
Available for future grant	3,359
2023 Notes	7,082
2023 Warrants	6,949
2025 Notes	6,512
2025 Warrants	6,271
Total shares reserved for future issuance	32,527

10.    Income Taxes

Total (loss) income before income taxes summarized by region was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States	$21,096	$(45,534)	$74,721
Foreign	(79,480)	(2,011)	5,796
Total (loss) income before income taxes	$(58,384)	$(47,545)	$80,517

The income tax provision (benefit) was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$3,607	$(35)	$4,802
State	2,989	2,309	4,638
Foreign	3,268	4,675	2,205
Total current provision	9,864	6,949	11,645
Deferred:
Federal	(902)	(13,800)	5,873
State	(6,573)	(8,315)	(4,565)
Foreign	(23,040)	(3,849)	(819)
Total deferred provision	(30,515)	(25,964)	489
Changes in tax rate	47	(579)	606
Changes in valuation allowance	26,306	9,202	2,543
Total provision (benefit)	$5,702	$(10,392)	$15,283

The differences between the income tax provision at the United States federal statutory tax rate and the Company’s effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Tax provision (benefit) at federal statutory rate	$(12,261)	$(9,984)	$16,909
Valuation allowance	26,306	9,202	2,543
Compensation expense	2,153	3,314	1,643
Acquisition related charges	1,338	687	(1,808)
State income tax	979	(1,243)	3,763
Nondeductible meals and entertainment	171	351	717
Return to provision adjustments	116	(881)	(2,323)
Change in tax rates	47	(579)	606
Income tax reserves	(447)	(4,217)	(1,146)
Foreign tax rate differences from federal statutory rate	(7,166)	(1,215)	716
Income tax credits and incentives	(7,286)	(7,155)	(7,209)
Other	1,752	1,328	872
Total provision (benefit)	$5,702	$(10,392)	$15,283

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$87,671	$47,407
Amortization	66,482	67,945
Inventory	48,244	35,763
Lease liability	28,402	28,356
General business and other credit carryforwards	25,913	26,542
Original issue discount	22,130	3,735
Stock-based compensation	10,042	9,918
Other	34,666	27,479
Gross deferred tax assets	323,550	247,145
Less valuation allowance	(168,409)	(130,434)
Net deferred tax assets	155,141	116,711
Deferred tax liabilities:
Depreciation	(46,597)	(44,760)
Acquired intangibles	(34,181)	(27,544)
Right-of-use assets	(23,904)	(24,122)
Other	(3,137)	(5,176)
Total deferred tax liabilities	(107,819)	(101,602)
Net deferred tax assets	$47,322	$15,109

The Company consolidates subsidiaries in foreign jurisdictions which use the local currency as their functional currency. Since income taxes for these subsidiaries are assessed in their local currency, deferred tax balances are translated into the Company’s reporting currency and adjusted for changes in the exchange rates over time through the cumulative translation account. During 2021, as a result of the adoption of ASU 2020-06, net decreases in deferred tax liabilities of $28.9 million and valuation allowance of $0.9 million were recorded against stockholders’ equity. Additionally, during 2021, as a result of the Simplify Medical acquisition, the Company recorded an increase in deferred tax assets of $10.7 million and an offsetting increase in valuation allowance of the same amount against goodwill. Accordingly, these changes in deferred tax balances are not reflected in income tax expense and create differences between changes in net deferred tax assets and deferred tax expense for the year ended December 31, 2021.

As a result of the acquisition of Simplify Medical, the Company changed its judgment with respect to the ability to realize approximately $0.7 million on the deferred tax assets that existed at January 1, 2021.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Gross unrecognized tax benefits at January 1	$18,316	$20,328	$19,545
Increases in tax positions for prior years	165	1,758	62
Decreases in tax positions for prior years	—	—	(112)
Increases in tax positions for current year relating to ongoing operations	2,087	2,159	2,073
Decreases in tax positions as a result of a lapse of statute of limitations	(769)	(5,929)	(616)
Increases in tax positions for current year relating to acquisitions	—	—	—
Decreases in tax positions due to settlements with taxing authorities	(56)	—	(624)
Gross unrecognized tax benefits at December 31	$19,743	$18,316	$20,328

At December 31, 2021, 2020, and 2019, $17.8 million, $16.5 million, and $18.7 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2021, 2020, and 2019, the Company recognized approximately $0.1 million, $(0.1) million, and $0.1 million, respectively, in interest and penalties as income tax (expense) benefit in the Consolidated Statements of Operations. The Company had approximately $0.1 million and $0.1 million accrued for interest and penalties at December 31, 2021 and 2020, respectively, in the Consolidated Balance Sheets.

The Company believes there are no significant unrecognized tax positions that are expected to reverse by the end of 2022.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for 2014 – 2016 tax years and New York State for 2018 – 2019 tax years. California is subject to examination in all years due to prior year net operating losses and research and development credits. Other major state and foreign jurisdictions remain subject to examination from 2017 and 2014 forward, respectively.

The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as a current period expense when incurred (the "period cost method").

The Company has a deficit in undistributed earnings attributable to operations in its controlled foreign corporations as of December 31, 2021. Additionally, due to recent tax reform in the United States and favorable treaties between the United States and countries in which its controlled foreign corporations operate, the Company has the ability to repatriate earnings without incurring additional tax liabilities. Accordingly, the Company has not recorded a liability for taxes associated with any future distributions of these undistributed earnings.

At December 31, 2021, the Company had $1.8 million, $55.1 million and $0.3 million of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards begin to expire in 2026, state net operating loss carryforwards begin to expire in 2021, and foreign net operating losses carry forward indefinitely.

The Company also has federal and California research and development income tax credit carryforwards of $7.9 million and $41.3 million, respectively. The federal credits will begin to expire in 2038, while the California credits can be carried forward indefinitely.

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

11.    Business Segment, Product and Geographic Information

The Company operates in one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the chief operating decision maker, or the CODM, as well as the lack of availability of discrete financial information at a lower level. The Company’s CODM reviews net sales at the product line offering level, and manufacturing, operating income and expenses, and net income at the Company wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the CODM. Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis. The Company has disclosed the net sales for each of its product line offerings to provide the reader of the financial statements transparency into the operations of the Company.

The Company reports under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products. The Company’s surgical support product offerings include IONM services, disposables and biologics, and capital equipment, all of which are used to aid spinal surgery.

Net sales by product line was as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Spinal hardware	$856,556	$783,510	$851,440
Surgical support	282,432	267,072	316,630
Total net sales	$1,138,988	$1,050,582	$1,168,070

Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales			Property and Equipment, Net
	Year Ended December 31,			December 31,
(in thousands)	2021	2020	2019	2021	2020
United States	$876,614	$821,824	$941,086	$256,688	$239,802
International (excludes Puerto Rico)	262,374	228,758	226,984	46,976	46,567
Total	$1,138,988	$1,050,582	$1,168,070	$303,664	$286,369

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