Form 10-Q
period 2022-03-31
NUVASIVE INC
filed 2022-05-04
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-50744
NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12101 Airport Way
Broomfield, CO 80021
(Address of principal executive offices)
(800) 455-1476
(Registrant’s telephone number, including area code)
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NUVA	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2022, there were 52,041,030 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$205,312	$246,091
Accounts receivable, net of allowances of $20,707 and $21,064, respectively	231,425	214,398
Inventory, net	324,403	315,845
Prepaid income taxes	5,536	5,425
Prepaid expenses and other current assets	25,538	20,665
Total current assets	792,214	802,424
Property and equipment, net	313,689	303,664
Intangible assets, net	233,301	242,675
Goodwill	636,703	633,467
Operating lease right-of-use assets	100,656	102,987
Deferred tax assets	61,294	48,003
Restricted cash and investments	1,494	1,494
Other assets	21,150	19,361
Total assets	$2,160,501	$2,154,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$115,674	$115,614
Contingent consideration liabilities	66,054	7,986
Accrued payroll and related expenses	55,848	66,596
Operating lease liabilities	10,043	9,867
Income tax liabilities	1,110	828
Total current liabilities	248,729	200,891
Long-term senior convertible notes	886,793	884,984
Deferred tax liabilities	12,807	3,049
Operating lease liabilities	109,093	111,592
Contingent consideration liabilities	73,762	139,824
Other long-term liabilities	17,396	18,528
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2022 and December 31, 2021; 58,747 shares issued and 51,949 outstanding at March 31, 2022; 58,469 shares issued and 51,769 outstanding at December 31, 2021	63	63
Additional paid-in capital	1,441,783	1,434,976
Accumulated other comprehensive loss	(11,741)	(7,792)
Retained earnings	64,909	45,708
Treasury stock at cost; 6,798 shares and 6,700 shares at March 31, 2022 and December 31, 2021, respectively	(683,093)	(677,748)
Total equity	811,921	795,207
Total liabilities and equity	$2,160,501	$2,154,075
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2022	2021
Net sales:
Products	$265,973	$245,451
Services	24,789	25,798
Total net sales	290,762	271,249
Cost of sales (excluding below amortization of intangible assets):
Products	57,183	53,302
Services	21,914	18,509
Total cost of sales	79,097	71,811
Gross profit	211,665	199,438
Operating expenses:
Selling, general and administrative	160,281	145,954
Research and development	23,358	22,224
Amortization of intangible assets	13,032	13,337
Business transition costs	3,060	5,584
Total operating expenses	199,731	187,099
Interest and other income (expense), net:
Interest income	43	87
Interest expense	(4,379)	(8,030)
Other income (expense), net	16,244	(12,526)
Total interest and other income (expense), net	11,908	(20,469)
Income (loss) before income taxes	23,842	(8,130)
Income tax (expense) benefit	(4,641)	620
Consolidated net income (loss)	$19,201	$(7,510)

Net income (loss) per share:
Basic	$0.37	$(0.15)
Diluted	$0.35	$(0.15)
Weighted average shares outstanding:
Basic	51,829	51,379
Diluted	62,579	51,379
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31, 2022
(unaudited)	2022	2021
Consolidated net income (loss)	$19,201	$(7,510)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	—	(13)
Translation adjustments, net of tax	(3,949)	(1,541)
Other comprehensive loss	(3,949)	(1,554)
Total consolidated comprehensive income (loss)	$15,252	$(9,064)
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(unaudited)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	58,469	$63	$1,434,976	$(7,792)	$45,708	(6,700)	$(677,748)	$795,207
Issuance of common stock under employee and director equity option and purchase plans	278	—	—	—	—	(98)	(5,345)	(5,345)
Stock-based compensation expense	—	—	6,807	—	—	—	—	6,807
Consolidated net income	—	—	—	—	19,201	—	—	19,201
Other comprehensive loss	—	—	—	(3,949)	—	—	—	(3,949)
Balance at March 31, 2022	58,747	$63	$1,441,783	$(11,741)	$64,909	(6,798)	$(683,093)	$811,921
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(unaudited)	Shares	Amount				Shares	Amount
Balance at December 31, 2020	57,945	$62	$1,550,001	$(7,585)	$45,322	(6,569)	$(668,882)	$918,918
Adjustment for modified retrospective adoption of accounting standard	—	—	(147,161)	—	64,472	—	—	(82,689)
Issuance of common stock under employee and director equity option and purchase plans	4	—	(6)	—	—	(1)	(55)	(61)
Stock-based compensation expense	—	—	7,709	—	—	—	—	7,709
Settlement of convertible note hedge	(1)	—	53	—	—	—	(53)	—
Equity component of convertible note settlement	1	—	574	—	—	—	—	574
Consolidated net loss	—	—	—	—	(7,510)	—	—	(7,510)
Other comprehensive loss	—	—	—	(1,554)	—	—	—	(1,554)
Balance at March 31, 2021	57,949	$62	$1,411,170	$(9,139)	$102,284	(6,570)	$(668,990)	$835,387
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months ended March 31,
(unaudited)	2022	2021
Operating activities:
Consolidated net income (loss)	$19,201	$(7,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,801	36,432
Deferred income taxes	(3,891)	(3,535)
Amortization of non-cash interest	1,963	2,660
Stock-based compensation	6,807	7,709
Net (gain) loss from foreign currency adjustments	(15,988)	12,547
Reserves on current assets	(1,864)	4,002
Other non-cash adjustments	1,365	6,397
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(17,216)	(1,544)
Inventory	(3,215)	(12,464)
Prepaid expenses and other current assets	805	(2,057)
Accounts payable and accrued liabilities	(7,956)	(5,663)
Accrued payroll and related expenses	(10,491)	(4,271)
Income taxes	218	(1,064)
Net cash provided by operating activities	6,539	31,639
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	—	(149,408)
Purchases of intangible assets	—	(1,200)
Purchases of property and equipment	(33,223)	(25,070)
Proceeds from sales of marketable securities	—	127,023
Proceeds from maturities of marketable securities	—	46,000
Other investing activities	(947)	—
Net cash used in investing activities	(34,170)	(2,655)
Financing activities:
Payment of contingent consideration	(6,839)	(3)
Purchases of treasury stock	(5,345)	(55)
Payments upon settlement of senior convertible notes	—	(649,426)
Other financing activities	(521)	(341)
Net cash used in financing activities	(12,705)	(649,825)
Effect of exchange rate changes on cash	(443)	(2,171)
Decrease in cash, cash equivalents and restricted cash	(40,779)	(623,012)
Cash, cash equivalents and restricted cash at beginning of period	247,585	858,363
Cash, cash equivalents and restricted cash at end of period	$206,806	$235,351
See accompanying Notes to Unaudited Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on our Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$205,312	$233,857
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statements of Cash Flows	$206,806	$235,351
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business and Basis of Presentation
Description of Business
NuVasive, Inc., or the Company, or NuVasive, was incorporated in Delaware on July 21, 1997, and began commercializing its products in 2001. Since its incorporation in 1997, the Company has grown from a small developer of specialty spinal implants into a global medical technology company delivering procedurally integrated solutions for spine surgery. Underlying the Company’s procedurally integrated solutions for spine surgery are technologies designed to enable better clinical, financial, and operational outcomes, including:
•its surgical access instruments, including its integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;
•its Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone;
•its fixation systems, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures;
•its cervical total disc replacement technology, which complements the Company’s portfolio of products and services for cervical spinal fusion surgery and is designed to offer surgeons capabilities across key performance functions—anatomic, physiologic motion, and radiologic design;
•its neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and the Company’s intraoperative neuromonitoring, or IONM, services and support; and
•its Pulse platform, a software ecosystem that integrates multiple hardware technologies into a single, condensed footprint in the operating room, including: radiation reduction, imaging enhancement, rod bending, navigation, IONM, and spinal alignment tools.
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
The COVID-19 pandemic significantly impacted the Company’s business and results of operations during the years ended December 31, 2020 and 2021, as well as the three months ended March 31, 2022. Many government agencies, in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to the COVID-19 pandemic. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.
During the three months ended March 31, 2022, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either NuVasive or the Company. The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. When there is a portion of equity in an acquired subsidiary not attributable, directly or indirectly, to the respective parent entity, the Company records the fair value of the non-controlling interest at the acquisition date and classifies the amounts attributable to the non-controlling interest separately in equity in the Company's Consolidated Financial Statements. Any subsequent changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
Use of Estimates
To prepare financial statements in conformity with U.S. GAAP, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict. As a result, actual amounts could be materially different from these estimates.
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
Accounts Receivable and Related Valuation Accounts
Accounts receivable in the accompanying Unaudited Consolidated Balance Sheets are presented net of allowances for credit losses. The Company maintains an allowance for credit losses resulting from the inability of its customers, including hospitals, ambulatory surgery centers, and distributors, to make required payments. The allowance for credit losses is calculated quarterly, and is estimated on a region-by-region basis considering a number of factors including age of account balances, collection history, historical account write-offs, third party credit reports, identified trends, current economic conditions, and supportable forecasted economic expectations. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. An increase in the provision for credit losses may be required when the financial condition of the Company’s customers or its collection experience deteriorates. An increase to the allowance for credit losses results in a corresponding charge to selling, general and administrative expenses. The Company has a diverse customer base and no single customer represented greater than ten percent of net sales or accounts receivable. Historically, the Company’s reserves have been adequate to cover credit losses.
The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a significant adverse impact from potential adjustments to the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic and the deferral of elective surgical procedures.
The following table summarizes the changes in the allowance for credit losses:

(in thousands)	March 31, 2022	December 31, 2021
Allowance for credit losses at January 1	$10,928	$9,646
Current-period provision for expected losses	337	2,165
Write-offs charged against the allowance	(102)	(743)
Recoveries of amounts previously written off	3	42
Changes resulting from foreign currency fluctuations	(6)	(182)
Allowance for credit losses at end of period	$11,160	$10,928
Inventory, Net
Net inventory as of March 31, 2022 consisted of $307.6 million of finished goods, $10.6 million of work in progress and $6.2 million of raw materials. Net inventory as of December 31, 2021 consisted of $301.3 million of finished goods, $8.1 million of work in progress and $6.4 million of raw materials.

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
The Company records an inventory reserve for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for its products and market conditions, such as product life cycles and timing of the introduction and development of new or enhanced products. The Company’s allograft products have shelf lives ranging from two years to five years and are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s inventory, which consists primarily of disposables, specialized implants and fixation products, is at risk of obsolescence following the introduction and development of new or enhanced products. One of the Company’s strategic objectives is to continue to rapidly develop and commercialize new products and product enhancements which increases the risk that products will become obsolete prior to the end of their anticipated useful life. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its net sales forecasts. Increases in the reserve for excess and obsolete inventory result in a corresponding charge to cost of sales.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $11.7 million and $7.8 million for March 31, 2022 and December 31, 2021, respectively.
Product Shipment Costs
Product shipment costs, included in selling, general and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $8.1 million and $7.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.
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
During the three months ended March 31, 2022, the Company recorded $3.1 million of costs related to acquisition, integration and business transition activities, which included de minimis fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.
During the three months ended March 31, 2021, the Company recorded $5.6 million of costs related to acquisition, integration and business transition activities, which included $0.9 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2017 and 2016 acquisitions and $3.9 million of costs associated with the 2021 acquisition of Simplify Medical Pty Limited, or Simplify Medical.

2.    Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted consolidated net income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net income (loss) for basic	$19,201	$(7,510)
Dilutive potential net income (loss):
Interest and debt issuance costs on the 1.00% Senior Convertible Notes due 2023, net of tax	$1,705	$—
Interest and debt issuance costs on the 0.375% Senior Convertible Notes due 2025, net of tax	821	—
Net income (loss) for diluted	$21,727	$(7,510)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	51,829	51,379
Dilutive potential common stock outstanding:
Employee stock purchase plan (ESPP)	3	—
Restricted stock units (RSUs) and performance restricted stock units (PRSUs)	578	—
1.00% Senior Convertible Notes due 2023	5,345	—
0.375% Senior Convertible Notes due 2025	4,824	—
Weighted average common shares outstanding for diluted	62,579	51,379
Basic net income (loss) per share	$0.37	$(0.15)
Diluted net income (loss) per share	$0.35	$(0.15)
In accordance with ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), or ASU 2020-06, the Company applies the if-converted method in computing the effect of the Company's senior convertible notes on diluted net income (loss) per share. The numerator of the diluted net income (loss) per share computation is adjusted for interest expense and amortization of debt issuance costs, net of tax, and the denominator is adjusted for the weighted average number of shares into which each of the Company’s senior convertible notes could be converted. The effect is only included in the calculation of diluted net income (loss) per share for those senior convertible notes which reduce net income (loss) per share.
The following weighted average outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2022	2021
ESPP, RSUs and PRSUs	239	1,355
Warrants	10,169	21,034
Senior convertible notes	—	10,169
Total	10,408	32,558

3.    Business Combinations
The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities. Such liabilities are recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the Unaudited Consolidated Statements of Operations. See Note 4, Financial Instruments and Fair Value Measurements, in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion on contingent consideration liabilities.
Acquisition of Simplify Medical Pty Limited
On February 24, 2021, the Company, through its indirect wholly-owned subsidiary, NuVasive (AUST/NZ) Pty Limited, acquired all of the stock interest in Simplify Medical, a developer of cervical disc technology for cervical total disc replacement procedures. Simplify Medical now operates as a wholly-owned subsidiary of the Company. The Company agreed to make an upfront payment of $150.0 million, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. In April 2021, the Simplify Cervical Disc received approval from the U.S. Food and Drug Administration, or FDA, for two-level cervical total disc replacement, resulting in the Company’s payment of $45.8 million for the achievement of the regulatory milestone. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, will become payable in calendar years 2023, 2024 and 2025. In connection with the closing, the Company paid $151.0 million, which included additional amounts for customary purchase price adjustments, using available cash on hand.
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

The Company’s results of operations for the three months ended March 31, 2021 include the operating results of Simplify Medical since the date of acquisition. Acquisition costs of $3.9 million were included in the Unaudited Consolidated Statements of Operations as business transition costs for the three months ended March 31, 2021.
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
Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange gains (losses), which include gains and losses from derivative instruments, were $16.0 million and $(2.7) million for the three months ended March 31, 2022 and March 31, 2021, respectively, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations.
To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of March 31, 2022 and December 31, 2021, a notional principal amount of $17.6 million and $12.2 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign currency-denominated receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $0.8 million and $1.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively, and are included in other income (expense), net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was de minimis as of March 31, 2022 and December 31, 2021. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.
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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of March 31, 2022 and December 31, 2021, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Cash equivalents:
Money market funds	$130,651	$130,651	$—	$—
Total cash equivalents	$130,651	$130,651	$—	$—

December 31, 2021:
Cash equivalents:
Money market funds	$179,451	$179,451	$—	$—
Total cash equivalents	179,451	179,451	—	—
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2022 and December 31, 2021 approximate their related fair values due to the short-term maturities of these instruments.
The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices.
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at March 31, 2022 and December 31, 2021 was approximately $447.2 million and $450.6 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at March 31, 2022 and December 31, 2021 was approximately $425.0 million and $433.5 million, respectively. See Note 6, Indebtedness, in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion on the carrying value of the Company’s outstanding senior convertible notes.
Contingent Consideration Liabilities
The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Unaudited Consolidated Statements of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved. The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of March 31, 2022:

2022
Valuation Technique	Discounted cash flow, Monte Carlo
Discount Rate Range	4.0% - 5.9%
Weighted Average Discount Rate	4.5%
Expected Years	2023 - 2027

Contingent consideration liabilities at March 31, 2022 and December 31, 2021 were $139.8 million and $147.8 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheets commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company's contingent consideration liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance at January 1	$147,810	$37,041
Contingent consideration liability recorded upon acquisition	—	103,400
Change in fair value measurement	39	881
Contingent consideration paid or settled	(8,037)	(156)
Changes resulting from foreign currency fluctuations	4	—
Balance at end of period	$139,816	$141,166
During the first quarter of 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In the second quarter of 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement which resulted in the payment of $45.8 million for the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within Business Transition Costs in the Company’s Consolidated Statements of Operations in the year ended December 31, 2021. For the quarter ended March 31, 2022 and year ended December 31, 2021, the Company increased the contingent consideration liabilities related to the net sales milestones by $0.1 million and $47.9 million, respectively, which resulted from updates to the Company’s forecasted net sales assumptions. The remaining contingent consideration liabilities for the Simplify Medical acquisition totaled $108.6 million and $108.5 million as of March 31, 2022 and December 31, 2021, respectively. Changes in fair value measurement of the contingent consideration liabilities are recorded in the Consolidated Statements of Operations within the Business Transition Costs line item.
Non-financial assets and liabilities measured on a nonrecurring basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of March 31, 2022 and December 31, 2021.

5.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
March 31, 2022:
Intangible assets subject to amortization:
Developed technology	11	$378,541	$(217,914)	$160,627
Patents	10	58,330	(33,436)	24,894
Manufacturing know-how and trade secrets	12	21,394	(21,394)	—
Trade name and trademarks	9	25,264	(20,260)	5,004
Customer relationships	9	156,743	(113,967)	42,776
Total intangible assets subject to amortization	10	$640,272	$(406,971)	$233,301

Intangible assets not subject to amortization:
Goodwill				$636,703
Total goodwill and intangible assets, net				$870,004

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2021:
Intangible assets subject to amortization:
Developed technology	11	$374,457	$(209,283)	$165,174
Patents	10	57,783	(31,903)	25,880
Manufacturing know-how and trade secrets	12	21,412	(21,387)	25
Trade name and trademarks	9	25,163	(19,621)	5,542
Customer relationships	9	156,208	(110,154)	46,054
Total intangible assets subject to amortization	10	$635,023	$(392,348)	$242,675

Intangible assets not subject to amortization:
Goodwill				$633,467
Total goodwill and intangible assets, net				$876,142

The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2021
Gross goodwill	$641,767
Accumulated impairment loss	(8,300)
633,467
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	3,236
March 31, 2022
Gross goodwill	645,003
Accumulated impairment loss	(8,300)
$636,703

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.9 million and $14.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Total future amortization expense related to intangible assets subject to amortization at March 31, 2022 is set forth in the table below:

(in thousands)
Remaining 2022	$39,169
2023	27,441
2024	21,628
2025	20,782
2026	15,984
Thereafter through 2038	108,297
Total future amortization expense	$233,301
6.    Indebtedness
The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	March 31, 2022	December 31, 2021
1.00% Senior Convertible Notes due 2023:
Principal amount	$450,000	$450,000
Unamortized debt issuance costs	(5,402)	(6,543)
	444,598	443,457
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt issuance costs	(7,805)	(8,473)
	442,195	441,527
Total Senior Convertible Notes	$886,793	$884,984

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest expense:
Contractual coupon interest	$1,547	$4,594
Amortization of debt issuance costs	1,810	2,507
Total interest expense recognized on Senior Convertible Notes	$3,357	$7,101

Effective interest rates:
Senior Convertible Notes due 2021 (1)	—%	2.9%
Senior Convertible Notes due 2023(2)	2.0%	2.0%
Senior Convertible Notes due 2025(2)	1.0%	1.0%
(1) Senior Convertible Notes due 2021 settled in full on March 15, 2021.
(2) Interest on Senior Convertible Notes due 2023 and 2025 began accruing upon issuance and is payable semi-annually.

1.00% Senior Convertible Notes due 2023
In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, or the 2023 Notes. The net proceeds from the offering of the 2023 Notes, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of December 31, 2020 and December 31, 2021, the Company had sufficient reserved shares and therefore may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. As of December 31, 2020, the Company uses the treasury share method for assumed conversion of the 2023 Notes to compute the weighted average shares of common stock outstanding for diluted earnings per share. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.
At the time of issuance, the cash conversion feature of the 2023 Notes required bifurcation from the 2023 Notes and was initially accounted for as a derivative liability (the "Embedded Conversion Derivative"), which was included in long-term liabilities in the Company’s Unaudited Consolidated Balance Sheets. The fair value of the 2023 Notes Embedded Conversion Derivative was $57.2 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2023 Notes. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing $37.3 million in additional paid-in-capital during 2020. The original issue discount was recognized as interest expense using the effective interest method.
As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2023 Notes. Accordingly, the Company reclassified the unamortized debt discount from its additional paid-in capital to its senior convertible notes within long-term liabilities in the Unaudited Consolidated Balance Sheets. The impact of the adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase in senior convertible notes and retained earnings of $46.8 million and $7.9 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $11.2 million and $43.5 million, respectively.
Prior to February 1, 2023, holders may convert their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (c) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions.
The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2022, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.

2023 Hedge
In connection with the sale of the 2023 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions, or the 2023 Counterparties, entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which is subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset, which was included in long-term assets in the Company’s Unaudited Consolidated Balance Sheets. The cost of the 2023 Hedge was $69.5 million. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allows for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing a reduction of $37.3 million in additional paid-in-capital during 2020. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeds the strike price of the 2023 Hedge. An assumed exercise of the 2023 Hedge by the Company is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.
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

At the time of issuance and in accordance with Accounting Standards Codification Topic 470, the embedded conversion feature of the 2025 Notes required bifurcation from the notes and was initially accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $78.3 million in additional paid-in-capital during 2020. As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2025 Notes. Accordingly, the Company reclassified the unamortized debt discount and corresponding debt issuance costs from its additional paid-in capital to its senior convertible notes within long-term liabilities in the Unaudited Consolidated Balance Sheets. The impact of the adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase in senior convertible notes and retained earnings of $64.7 million and $8.8 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $15.9 million and $57.6 million, respectively.
Prior to September 15, 2024, holders may convert their 2025 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price of the 2025 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (c) if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day preceding the redemption date; or (d) upon the occurrence of specified corporate events, as defined in the 2025 Notes. On or after September 15, 2024, until the close of business on the second scheduled trading day immediately preceding March 15, 2025, holders may convert their 2025 Notes at any time, regardless of the foregoing conditions.
The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2022, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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
2021 Warrants
The Company sold warrants to the 2021 Counterparties to acquire up to 10,865,270 shares of the Company’s common stock. The 2021 Warrants expired on various dates from June 2021 through December 2021 and could have only be settled in cash or net shares. As of December 31, 2021, all of the warrants expired unexercised. The Company received $44.9 million in cash proceeds from the sale of the 2021 Warrants, which was recorded in additional paid-in-capital. Prior to their expiration and termination, the 2021 Warrants could have had a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeded the strike price of the 2021 Warrants, which was$80.00 per share. The Company used the treasury share method for assumed conversion of the 2021 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.
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

Revolving Senior Credit Facility
In February 2020, the Company entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, or the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement the Company had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2020 Facility provided the Company remains in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios.
The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of March 31, 2022 and December 31, 2021.
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
7.    Stockholders’ Equity
In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. In February 2020, the Company announced that the Board of Directors approved an increase in the share repurchase authorization from $100 million to $150 million of the Company’s common stock and extended the authorization through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75 million. On November 3, 2021, the Board of Directors approved an increase in the share repurchase authorization by $25 million and extended the authorization through December 31, 2022. Accordingly, as of March 31, 2022, the Company is authorized to repurchase up to $100 million of common stock under the share repurchase program. Under this program, the Company is authorized to repurchase its shares in open market purchases, privately negotiated purchases or other transactions. The Company did not repurchase any shares of common stock under the repurchase program during the three months ended March 31, 2022.

8.    Stock-Based Compensation
The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Selling, general and administrative expense	$6,442	$5,975
Research and development expense	329	1,651
Cost of sales	36	83
Stock-based compensation expense before taxes	6,807	7,709
Related income tax benefit	(988)	(1,409)
Stock-based compensation expense, net of taxes	$5,819	$6,300
As of March 31, 2022, there was $68.8 million of unrecognized compensation expense for restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs, to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Company issued approximately 216,000 and 63,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2022, respectively, and issued approximately 371,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2021.
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan, or ESPP, are as follows:

	Three Months Ended March 31,
	2022	2021
ESPP
Volatility	27%	49%
Expected term (years)	0.5	0.5
Risk free interest rate	0.1%	0.1%
Expected dividend yield	—%	—%
Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date.
9.    Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2022, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: state tax credit benefits, tax expense related to share-based compensation and uncertain tax reserves. The Company’s effective tax rate recorded for the three months ended March 31, 2022 was 20%.
In accordance with the disclosure requirements as described in ASC 740, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $2.2 million during the three months ended March 31, 2022, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.1 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.

The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for the 2014 – 2016 tax years and New York State for the 2018 – 2019 tax years. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2017 and 2014 forward, respectively.
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
Net sales by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Spinal hardware	$220,796	$204,558
Surgical support	69,966	66,691
Total net sales	$290,762	$271,249
Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales		Property and Equipment, Net
	Three Months Ended March 31,		March 31, 2022	December 31, 2021
(in thousands)	2022	2021
United States	$220,829	$208,098	$266,309	$256,688
International (excludes Puerto Rico)	69,933	63,151	47,380	46,976
Total	$290,762	$271,249	$313,689	$303,664
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
The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded in the Unaudited Consolidated Balance Sheets. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of March 31, 2022 and December 31, 2021.

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
The table below summarizes the Company’s right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021:

(in thousands, except years and rates)	March 31, 2022	December 31, 2021
Assets
Operating	$100,656	$102,987
Financing	2,414	2,276
Total leased assets	$103,070	$105,263

Liabilities
Current:
Operating	$10,043	$9,867
Financing	1,750	1,546
Long-term:
Operating	109,093	111,592
Financing	800	885
Total lease liabilities	$121,686	$123,890

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	11.4	11.6
Weighted-average remaining lease term (years) - finance leases	2.5	2.1
Weighted-average discount rate - operating leases	5.3%	5.3%
Weighted-average discount rate - finance leases	3.5%	4.7%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Lease expense:
Operating lease expense	$4,107	$3,911
Finance lease expense:
Depreciation of right-of-use assets	397	327
Interest expense on lease liabilities	30	32
Total lease expense	$4,534	$4,270

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$4,153	$3,619
Operating cash flows used for financing leases	30	32
Financing cash flows used for financing leases	521	334
Total cash paid for amounts included in the measurement of lease liabilities	$4,704	$3,985

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$498	$2,231
The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2022 are as follows:

(in thousands)	Financing Leases	Operating Leases
Remaining 2022	$1,329	$12,095
2023	870	15,159
2024	329	13,911
2025	80	12,529
2026	26	12,306
Thereafter	—	96,568
Total minimum lease payments	$2,634	$162,568
Less: amount representing interest	(84)	(43,432)
Present value of obligations under leases	2,550	119,136
Less: current portion	(1,750)	(10,043)
Long-term lease obligations	$800	$109,093
Executive Severance Plans
The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At March 31, 2022, future commitments for such key executives were approximately $14.8 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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
This quarterly report on Form 10-Q, or Quarterly Report, including the following discussion and analysis, may contain forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:
•the value proposition of our products, services, and procedural solutions;
•our intentions, beliefs and expectations regarding our net sales, expenses, operations and future financial performance;
•our operating results;
•our plans for future product developments and enhancements of existing products;
•anticipated growth and trends in our business;
•third party reimbursement policies and practices;
•the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•our belief that our cash, cash equivalents and investments will be sufficient to satisfy our anticipated obligations;
•the impact of global economic conditions and public health crises and epidemics, such as the COVID-19 pandemic, on our business and industry;
•our expectations regarding our customers and the adoption of our products and procedures;
•our beliefs and expectations regarding our market penetration and expansion efforts;
•our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;
•our anticipated trends, product pricing pressure, competitive tactics and other challenges in the markets in which we operate; and
•our expectations and beliefs regarding and the impact of policy changes, investigations, claims and litigation.
These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission, or the SEC, filings. We assume no obligation to update any forward-looking statements to reflect new information, future events or circumstances or otherwise, except as required by law.
This information should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K.

Overview
We are a global medical technology company focused on developing, manufacturing, selling and providing procedural solutions for spine surgery, with a guiding purpose to transform surgery, advance care and change lives. We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring, or IONM. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures.
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
Underlying our procedurally integrated solutions for spine surgery are innovative technologies designed to enable better clinical, financial, and operational outcomes, including:
•our differentiated surgical access instruments, including our integrated split-blade retractor system, designed to enable less-invasive surgical techniques by minimizing soft tissue disruption during spine surgery;
•our Advanced Materials Science portfolio of specialized spinal implants, designed to advance spinal fusion by enhancing the osseointegration and biomechanical properties of implant materials, including porous titanium and porous polyetheretherketone, or PEEK;
•our comprehensive fixation system, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures;
•our cervical total disc replacement, or cTDR, technology, which complements our portfolio of products and services for cervical spinal fusion surgery and is designed to offer surgeons best-in-class capabilities across key performance functions—anatomic, physiologic motion, and radiologic design;
•our neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and our IONM services and support; and
•our Pulse platform, a software ecosystem that integrates multiple hardware technologies into a single, condensed footprint in the operating room, including: radiation reduction, imaging enhancement, rod bending, navigation, IONM, and spinal alignment tools.
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

The COVID-19 pandemic significantly impacted our business and results of operations during the years ended December 31, 2020 and 2021, as well as the three months ended March 31, 2022. Many government agencies, in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to the COVID-19 pandemic. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.
Despite the impact COVID-19 has had on our business, we continue to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During the three months ended March 31, 2022, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. The COVID-19 pandemic continues to evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A – Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Results of Operations
Net Sales

	March 31,
(in thousands, except %)	2022	2021	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$220,796	$204,558	$16,238	8%
Surgical support	69,966	66,691	3,275	5%
Total net sales	$290,762	$271,249	$19,513	7%
Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services, disposables and biologics, and our capital equipment, all of which are used to aid spine surgery.

We expect continued adoption of our innovative less-invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the U.S. have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business. While procedural volume rates for elective surgeries did recover in the U.S. and certain international regions during the three months ended March 31, 2022, the COVID-19 pandemic continues to evolve and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.
Net sales from our spinal hardware product line offerings increased $16.2 million, or 8%, during the three months ended March 31, 2022, compared to the same period in 2021. Product volume within spinal hardware increased our net sales by approximately 11% during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the steady rate of recovery of elective surgeries throughout the three months ended March 31, 2022. There were unfavorable pricing changes of approximately 1% during the three months ended March 31, 2022, compared to the same period in 2021. Foreign currency fluctuations decreased our spinal hardware net sales by approximately 2% for the three months ended March 31, 2022, compared to the same period in 2021.
Net sales from our surgical support product line offerings increased $3.3 million, or 5%, during the three months ended March 31, 2022, compared to the same period in 2021. Product and service volume within surgical support increased our net sales by approximately 7% during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the steady rate of recovery of elective surgeries throughout the three months ended March 31, 2022. There were unfavorable pricing changes of approximately 1% during the three months ended March 31, 2022, compared to the same period in 2021. Foreign currency fluctuations also decreased our surgical support net sales by approximately 1% for the three months ended March 31, 2022, compared to the same period in 2021.
Cost of Sales, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2021	2020	$ Change	% Change
Three Months Ended
Cost of sales	$79,097	$71,811	$7,286	10%
% of total net sales	27%	26%		1%
Cost of sales consists primarily of purchased goods, raw materials, labor and overhead associated with product manufacturing, inventory-related costs and royalty expenses, as well as the cost of providing IONM services, which includes personnel and physician oversight costs. We primarily procure and manufacture our products in the United States, and accordingly, foreign currency fluctuations have not materially impacted our cost of sales.
Cost of sales increased $7.3 million, or 10%, during the three months ended March 31, 2022, compared to the same period in 2021. Cost of sales as a percentage of net sales for the three months ended March 31, 2022 increased by 1%, compared to the same period in 2021. The increase in cost of sales for the three months ended March 31, 2022 is primarily associated with proportional higher net sales, compared to the prior year period.
Operating Expenses

(in thousands, except %)	Three Months Ended March 31, 2022
	2022	2021	$ Change	% Change
Selling, general and administrative	$160,281	$145,954	$14,327	10%
% of total net sales	55%	54%
Research and development	23,358	22,224	1,134	5%
% of total net sales	8%	8%
Amortization of intangible assets	13,032	13,337	(305)	(2%)
Business transition costs	3,060	5,584	(2,524)	(45%)

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
Selling, general and administrative expenses increased by $14.3 million, or 10%, during the three months ended March 31, 2022, compared to the same period in 2021. The increase is primarily due to an increase in compensation costs, including commissions as a result of increased net sales, legal expenses associated with certain ongoing litigation matters, travel expenses coinciding with the easing of COVID-19 related restrictions, and higher freight costs associated with increased net sales and inflationary pressures from higher fuel surcharges, compared to the same period in 2021.
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
Research and development expense increased by $1.1 million, or 5%, during the three months ended March 31, 2022, compared to the same period in 2021. The increase in spending is primarily due to higher headcount-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment and the Simplify Cervical Disc acquired during the first quarter of 2021. Over the course of the ongoing COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.
Business Transition Costs
We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on assessment of the likelihood and amount of contingent consideration achievement, resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period.
During the three months ended March 31, 2022, we recorded $3.1 million of costs related to acquisition, integration and business transition activities, which included de minimis fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
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

Interest and Other Income (Expense), Net

(in thousands, except %)	March 31,
	2022	2021	$ Change	% Change
Three Months Ended
Interest income	$43	$87	$(44)	(51)%
Interest expense	(4,379)	(8,030)	3,651	(45)%
Other income (expense), net	16,244	(12,526)	28,770	(230)%
Total interest and other income (expense), net	$11,908	$(20,469)	$32,377	(158)%
Total interest and other income (expense), net for the periods presented included gains and losses from strategic investments and net foreign currency exchange gains and losses. Total interest and other income (expense), net increased by $32.4 million during the three months ended March 31, 2022 as compared to the same period in 2021. Interest expense decreased by $3.7 million period over period primarily due to the Senior Convertible Notes due 2021 which were settled in March 2021. Other income (expense), net increased by $28.8 million during the three months ended March 31, 2022, as compared to the same period in 2021, due primarily to net unrealized foreign currency exchange gains of $16.0 million during the three months ended March 31, 2022, as compared to $12.5 million of net unrealized foreign currency exchange losses in the same period in 2021. We established intercompany receivables and payables and contingent consideration liabilities in connection with the acquisition of Simplify Medical, which are subject to foreign currency remeasurement.
Income Tax (Expense) Benefit

(in thousands, except %)	March 31,
	2022	2021
Three Months Ended
Income tax (expense) benefit	$(4,641)	$620
Effective income tax rate	20%	(8)%
The provision for income tax expense as a percentage of pre-tax income was 20% for the three months ended March 31, 2022, compared with a benefit of 8% on pre-tax losses for the three months ended March 31, 2021. The increased rate during the three months ended March 31, 2022 was primarily due to increased foreign income inclusion, offset by reduced valuation allowances, reduced nondeductible acquisition costs, reduced limitations on officer's compensation deductions, and increased tax credits.

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
A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. Accordingly, we do not have material net cash flow exposures to foreign currency rate fluctuations from operations. However, as our business in markets outside of the U.S. continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Colombian peso, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of March 31, 2022, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $49.5 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the U.S. As of March 31, 2022, our account receivable balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $62.4 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Quarterly Report. We have no material accruals for pending litigation or claims that are not disclosed in our Unaudited Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate for a particular legal proceeding or investigation could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 12, Contingencies, in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report.
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
On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. In March 2022, we paid $7.5 million toward the successful achievement of a second milestone. We anticipate the remaining milestones will become payable at varying times between 2023 and 2027 but are subject to change based on the achievement of those manufacturing and commercial milestones.
On February 24, 2021, we completed the acquisition of Simplify Medical, a developer of cervical disc technology for cTDR procedures. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. On April 1, 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone. We made a payment of $45.8 million on April 20, 2021 for the regulatory milestone using available cash. Additional milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, will become payable in calendar years 2023, 2024 and 2025, with the first payment anticipated to be made during the first quarter of 2023.

Cash, cash equivalents and short-term investments were $205.3 million and $246.1 million at March 31, 2022 and December 31, 2021, respectively. While the efforts to contain and manage the spread and impact of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes and also as a result of certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with the continued uncertainty surrounding the COVID-19 pandemic, our ability to engage in such transactions may be constrained by volatile financial market conditions, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, it is uncertain whether the provision will be repealed or otherwise modified. If no new legislation is passed, the provision is expected to adversely impact cash flows from operations beginning in 2022.
The decrease in liquidity during the three months ended March 31, 2022 of $40.8 million was primarily driven by timing associated with our operating cash flows, $33.2 million in cash outflows for purchases of property and equipment, as well as $7.5 million for the successful achievement of the commercial milestone related to the September 2017 acquisition. At March 31, 2022, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows
The following table summarizes our unaudited Consolidated Statements of Cash Flows:

(in thousands, except %)	Three Months Ended March 31, 2022		2021 to 2022
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$6,539	$31,639	$(25,100)	(79)%
Net cash used in investing activities	(34,170)	(2,655)	(31,515)	1187%
Net cash used in financing activities	(12,705)	(649,825)	637,120	(98)%
Effect of exchange rate changes on cash	(443)	(2,171)	1,728	(80)%
Decrease in cash, cash equivalents and restricted cash	$(40,779)	$(623,012)	$582,233	(93)%
Cash Flows from Operating Activities
Cash provided by operating activities was $6.5 million for the three months ended March 31, 2022, compared to $31.6 million for the same period in 2021. The $25.1 million decrease in cash provided by operating activities was primarily due to the timing of collections and payments associated with our accounts receivable, accounts payable and accrued liabilities, as well as an increase in payments for compensation related accruals during the three months ended March 31, 2022, compared to the same period in 2021.
Cash Flows from Investing Activities
Cash used in investing activities was $34.2 million for the three months ended March 31, 2022, compared to $2.7 million used for the same period in 2021. The $31.5 million increase in cash used in investing activities was due to an increase of $8.2 million for purchases of property and equipment. Additionally, during the first quarter of 2021, we received proceeds of $173.0 million from the sales and maturities of marketable securities, of which $149.4 million net, was used to acquire Simplify Medical.
Cash Flows from Financing Activities
Cash used in financing activities was $12.7 million for the three months ended March 31, 2022, compared to $649.8 million used in financing activities for the same period in 2021. The $637.1 million decrease in cash used in financing activities was primarily due to the $649.4 million payment to settle our Senior Convertible Notes due 2021 during the three months ended March 31, 2021. Additionally, during the three months ended March 31, 2022, we made a $7.5 million payment relating to contingent consideration, of which $6.8 million is reflected within our financing activities, with the remainder allocated to our operating activities.
Treasury stock purchases related to equity award vesting totaled $5.3 million during the three months ended March 31, 2022. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

Senior Convertible Notes
1.00% Senior Convertible Notes due 2023
In June 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually. We may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of March 31, 2022, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes.
In connection with the sale of the 2023 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2023 Hedge, and warrants, which we refer to as the 2023 Warrants. The 2023 Hedge was entered into with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions, which we refer to as the 2023 Counterparties, entitling us to purchase up to 5,345,010 shares of our own common stock at an initial price of $84.19 per share, each of which is subject to adjustment. The cost of the 2023 Hedge was $69.5 million. The 2023 Hedge will expire on the second scheduled trading day immediately preceding June 1, 2023. The 2023 Hedge is expected to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Hedge. Our assumed exercise of the 2023 Hedge is considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.
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

0.375% Senior Convertible Notes due 2025
In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of March 31, 2022, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.
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
Revolving Senior Credit Facility
In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. We did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2021 and March 31, 2022.
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

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of March 31, 2022, we are in compliance with the 2020 Credit Agreement covenants.
See Note 6, Indebtedness, in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report for more information about the terms of the 2023 Notes, the 2023 Hedge, the 2023 Warrants, the 2025 Notes, the 2025 Hedge, the 2025 Warrants and the 2020 Credit Agreement.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the three months ended March 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
As of March 31, 2022, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2022. Based on such evaluation, our management has concluded that as of March 31, 2022, the Company’s disclosure controls and procedures are effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our material pending legal proceedings, refer to Note 12, Contingencies, in the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2020)
3.4	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.5	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.6	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#	Employment Letter dated January 14, 2022 between the Company and Andrew C. Morton (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 23, 2022)
10.2#	Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2022
10.3#	Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

Date: May 4, 2022	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: May 4, 2022	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer