Form 10-Q
period 2022-06-30
NUVASIVE INC
filed 2022-08-03
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, there were 52,060,998 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$225,985	$246,091
Accounts receivable, net of allowances of $19,166 and $21,064, respectively	233,573	214,398
Inventory, net	331,708	315,845
Prepaid income taxes	5,232	5,425
Prepaid expenses and other current assets	26,812	20,665
Total current assets	823,310	802,424
Property and equipment, net	326,484	303,664
Intangible assets, net	208,323	242,675
Goodwill	629,889	633,467
Operating lease right-of-use assets	98,547	102,987
Deferred tax assets	61,115	48,003
Restricted cash and investments	1,494	1,494
Other assets	25,026	19,361
Total assets	$2,174,188	$2,154,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$123,780	$115,614
Contingent consideration liabilities	60,292	7,986
Accrued payroll and related expenses	60,284	66,596
Operating lease liabilities	10,298	9,867
Income tax liabilities	959	828
Senior convertible notes	445,745	—
Total current liabilities	701,358	200,891
Long-term senior convertible notes	442,864	884,984
Deferred tax liabilities	11,716	3,049
Operating lease liabilities	106,685	111,592
Contingent consideration liabilities	70,649	139,824
Other long-term liabilities	14,347	18,528
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at June 30, 2022 and December 31, 2021; 58,863 shares issued and 52,061 outstanding at June 30, 2022; 58,469 shares issued and 51,769 outstanding at December 31, 2021	63	63
Additional paid-in capital	1,453,013	1,434,976
Accumulated other comprehensive loss	(7,210)	(7,792)
Retained earnings	64,016	45,708
Treasury stock at cost; 6,802 shares and 6,700 shares at June 30, 2022 and December 31, 2021, respectively	(683,313)	(677,748)
Total equity	826,569	795,207
Total liabilities and equity	$2,174,188	$2,154,075
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2022	2021	2022	2021
Net sales:
Products	$280,419	$266,763	$546,392	$512,214
Services	30,032	28,065	54,821	53,863
Total net sales	310,451	294,828	601,213	566,077
Cost of sales (excluding below amortization of intangible assets):
Products	65,267	58,584	122,450	111,886
Services	20,491	19,696	42,405	38,205
Total cost of sales	85,758	78,280	164,855	150,091
Gross profit	224,693	216,548	436,358	415,986
Operating expenses:
Selling, general and administrative	160,696	157,397	320,977	303,351
Research and development	25,913	21,764	49,271	43,988
Amortization of intangible assets	12,637	15,088	25,669	28,425
Business transition costs	(7,624)	11,553	(4,564)	17,137
Total operating expenses	191,622	205,802	391,353	392,901
Interest and other expense, net:
Interest income	262	9	305	96
Interest expense	(4,352)	(4,388)	(8,731)	(12,418)
Other (expense) income, net	(29,681)	1,269	(13,437)	(11,257)
Total interest and other expense, net	(33,771)	(3,110)	(21,863)	(23,579)
(Loss) income before income taxes	(700)	7,636	23,142	(494)
Income tax expense	(193)	(5,837)	(4,834)	(5,217)
Consolidated net (loss) income	$(893)	$1,799	$18,308	$(5,711)

Net (loss) income per share:
Basic	$(0.02)	$0.03	$0.35	$(0.11)
Diluted	$(0.02)	$0.03	$0.35	$(0.11)
Weighted average shares outstanding:
Basic	52,022	51,567	51,926	51,473
Diluted	52,022	52,211	57,299	51,473
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2022	2021	2022	2021
Consolidated net (loss) income	$(893)	$1,799	$18,308	$(5,711)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	(13)
Translation adjustments, net of tax	4,531	1,517	582	(24)
Other comprehensive income (loss)	4,531	1,517	582	(37)
Total consolidated comprehensive income (loss)	$3,638	$3,316	$18,890	$(5,748)
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(unaudited)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	58,469	$63	$1,434,976	$(7,792)	$45,708	(6,700)	$(677,748)	$795,207
Issuance of common stock under employee and director equity option and purchase plans	278	—	—	—	—	(98)	(5,345)	(5,345)
Stock-based compensation expense	—	—	6,807	—	—	—	—	6,807
Consolidated net income	—	—	—	—	19,201	—	—	19,201
Other comprehensive loss	—	—	—	(3,949)	—	—	—	(3,949)
Balance at March 31, 2022	58,747	$63	$1,441,783	$(11,741)	$64,909	(6,798)	$(683,093)	$811,921
Issuance of common stock under employee and director equity option and purchase plans	116	—	3,716	—	—	(4)	(220)	3,496
Stock-based compensation expense	—	—	7,514	—	—	—	—	7,514
Consolidated net loss	—	—	—	—	(893)	—	—	(893)
Other comprehensive income	—	—	—	4,531	—	—	—	4,531
Balance at June 30, 2022	58,863	$63	$1,453,013	$(7,210)	$64,016	(6,802)	$(683,313)	$826,569
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
See accompanying Notes to Unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
(unaudited)	2022	2021
Operating activities:
Consolidated net income (loss)	$18,308	$(5,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,285	73,954
Deferred income taxes	(5,304)	(2,942)
Amortization of non-cash interest	3,932	4,721
Stock-based compensation	14,321	13,007
Changes in fair value of contingent consideration	(8,836)	5,957
Net loss (gain) on strategic investments	232	(2,101)
Net loss from foreign currency adjustments	13,574	13,402
Reserves on current assets	(1,461)	8,716
Other non-cash adjustments	8,231	7,249
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22,596)	(11,541)
Inventory	(14,632)	(20,442)
Prepaid expenses and other current assets	(111)	(1,589)
Accounts payable and accrued liabilities	(6,057)	(5,244)
Accrued payroll and related expenses	(5,207)	1,902
Income taxes	413	58
Net cash provided by operating activities	68,092	79,396
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	—	(149,463)
Payment of contingent consideration for Simplify Medical	—	(45,850)
Acquisitions and investments	(5,250)	(500)
Purchases of intangible assets	—	(1,200)
Purchases of property and equipment	(68,745)	(53,483)
Proceeds from sales of marketable securities	—	127,023
Proceeds from maturities of marketable securities	—	46,000
Other investing activities	(698)	180
Net cash used in investing activities	(74,693)	(77,293)
Financing activities:
Payment of contingent consideration	(6,839)	(3)
Proceeds from the issuance of common stock	3,716	3,803
Purchases of treasury stock	(5,565)	(6,964)
Payments upon settlement of senior convertible notes	—	(649,426)
Other financing activities	(982)	(671)
Net cash used in financing activities	(9,670)	(653,261)
Effect of exchange rate changes on cash	(3,835)	(1,573)
Decrease in cash, cash equivalents and restricted cash	(20,106)	(652,731)
Cash, cash equivalents and restricted cash at beginning of period	247,585	858,363
Cash, cash equivalents and restricted cash at end of period	$227,479	$205,632
See accompanying Notes to Unaudited Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company's Unaudited Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$225,985	$204,138
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the Unaudited Consolidated Statements of Cash Flows	$227,479	$205,632
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
The COVID-19 pandemic significantly impacted the Company’s business and results of operations during the years ended December 31, 2020 and 2021, and continued to negatively impact the Company's business during the three and six months ended June 30, 2022. Many government agencies, in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to the COVID-19 pandemic. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.
During the three and six months ended June 30, 2022, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

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
The accompanying Unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the Unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
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
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact the standard will have on its Consolidated Financial Statements.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about contractual restrictions, including the nature and remaining duration of such restrictions. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the impact the standard will have on its Consolidated Financial Statements.

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
The following table summarizes the changes in the allowance for credit losses:

(in thousands)	June 30, 2022	December 31, 2021
Allowance for credit losses at January 1	$10,928	$9,646
Current-period provision for expected losses	432	2,165
Write-offs charged against the allowance	(143)	(743)
Recoveries of amounts previously written off	19	42
Changes resulting from foreign currency fluctuations	(127)	(182)
Allowance for credit losses at end of period	$11,109	$10,928
Inventory, Net
Net inventory as of June 30, 2022 consisted of $315.5 million of finished goods, $9.0 million of work in progress and $7.2 million of raw materials. Net inventory as of December 31, 2021 consisted of $301.3 million of finished goods, $8.1 million of work in progress and $6.4 million of raw materials.

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
For the three and six months ended June 30, 2022, the Company recorded a reserve for excess and obsolete inventory of $1.8 million and $0.3 million, respectively, and $5.3 million and $8.0 million, for the three and six months ended June 30, 2021, respectively. The decrease is primarily attributable to updates to the Company’s estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The cumulative translation adjustments included in accumulated other comprehensive loss were $7.2 million and $7.8 million for June 30, 2022 and December 31, 2021, respectively.
Product Shipment Costs
Product shipment costs, included in selling, general and administrative expense in the accompanying Unaudited Consolidated Statements of Operations, were $10.0 million and $18.1 million for the three and six months ended June 30, 2022, respectively, and $8.0 million and $15.1 million for the three and six months ended June 30, 2021, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.
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
During the three months ended June 30, 2022, the Company recorded a benefit of $(7.6) million related to acquisition, integration and business transition activities, which included $(8.9) million in fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.
During the six months ended June 30, 2022, the Company recorded a benefit of $(4.6) million related to acquisition, integration and business transition activities, which included $(8.8) million in fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.

During the three months ended June 30, 2021, the Company recorded $11.6 million of costs related to acquisition, integration and business transition activities, which included $5.1 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.
During the six months ended June 30, 2021, the Company recorded $17.1 million of costs related to acquisition, integration and business transition activities, which included $6.0 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions and $3.9 million of costs associated with the 2021 acquisition of Simplify Medical Pty Limited, or Simplify Medical.
2.    Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net (loss) income for basic	$(893)	$1,799	$18,308	$(5,711)
Dilutive potential net (loss) income:
Interest and debt issuance costs on the 1.00% Senior Convertible Notes due 2023, net of tax	$—	$—	$—	$—
Interest and debt issuance costs on the 0.375% Senior Convertible Notes due 2025, net of tax	—	—	1,642	—
Net (loss) income for diluted	$(893)	$1,799	$19,950	$(5,711)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	52,022	51,567	51,926	51,473
Dilutive potential common stock outstanding:
Employee stock purchase plan (ESPP)	—	—	1	—
Restricted stock units (RSUs) and performance restricted stock units (PRSUs)	—	644	548	—
1.00% Senior Convertible Notes due 2023	—	—	—	—
0.375% Senior Convertible Notes due 2025	—	—	4,824	—
Weighted average common shares outstanding for diluted	52,022	52,211	57,299	51,473
Basic net (loss) income per share	$(0.02)	$0.03	$0.35	$(0.11)
Diluted net (loss) income per share	$(0.02)	$0.03	$0.35	$(0.11)
In accordance with ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), or ASU 2020-06, the Company applies the if-converted method in computing the effect of the Company's senior convertible notes on diluted net (loss) income per share. For periods in which the Company reports net income, the numerator of the diluted per share computation is adjusted for interest expense and amortization of debt issuance costs, net of tax, and the denominator is adjusted for the weighted average number of shares into which each of the Company’s senior convertible notes could be converted. The effect is only included in the calculation of diluted net income per share for those senior convertible notes which reduce net income per share.
The following weighted average outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
ESPP, RSUs and PRSUs	46	107	143	1,382
Warrants	10,169	20,943	10,169	21,011
Senior convertible notes	10,169	10,169	5,345	10,169
Total	20,384	31,219	15,657	32,562

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

The Company’s results of operations for the three and six months ended June 30, 2021 include the operating results of Simplify Medical since the date of acquisition. Acquisition costs of $3.9 million were included in the Unaudited Consolidated Statements of Operations as business transition costs for the six months ended June 30, 2021.
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
Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(29.6) million and $13.6 million for the three and six months ended June 30, 2022, respectively, and $(0.9) million and $(13.4) million for the three and six months ended June 30, 2021, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations.
To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of June 30, 2022 and December 31, 2021, a notional principal amount of $18.0 million and $12.2 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign currency-denominated receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $1.7 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and are included in other (expense) income, net in the Unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $(0.2) million and de minimis as of June 30, 2022 and December 31, 2021, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.
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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt and equity securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. As of June 30, 2022, the Company held investments in securities classified as cash equivalents and marketable equity securities. The fair value of the securities classified as cash equivalents and marketable equity securities are based on quoted market prices in active markets. As of December 31, 2021, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized and unrealized gains and losses and interest income related to marketable debt and equity securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Cash equivalents:
Money market funds	$150,802	$150,802	$—	$—
Other assets:
Marketable equity securities	4,768	4,768	—	—
Total cash equivalents and other assets	$155,570	$155,570	$—	$—

December 31, 2021:
Cash equivalents:
Money market funds	$179,451	$179,451	$—	$—
Total cash equivalents	$179,451	$179,451	$—	$—
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2022 and December 31, 2021 approximate their related fair values due to the short-term maturities of these instruments.
The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices.
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at June 30, 2022 and December 31, 2021 was approximately $437.0 million and $450.6 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at June 30, 2022 and December 31, 2021 was approximately $401.1 million and $433.5 million, respectively. See Note 6, Indebtedness, in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion on the carrying value of the Company’s outstanding senior convertible notes.

Contingent Consideration Liabilities
The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Unaudited Consolidated Statements of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved. The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of June 30, 2022:

2022
Valuation Technique	Discounted cash flow, Monte Carlo
Discount Rate Range	7.1% - 9.0%
Weighted Average Discount Rate	7.7%
Expected Years	2023 - 2027
Contingent consideration liabilities at June 30, 2022 and December 31, 2021 were $130.9 million and $147.8 million, respectively, and were recorded in the Unaudited Consolidated Balance Sheets commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company's contingent consideration liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2022	2021
Beginning balance at January 1	$147,810	$37,041
Contingent consideration liability recorded upon acquisition	—	103,400
Change in fair value measurement	(8,836)	5,957
Contingent consideration paid or settled	(8,037)	(46,006)
Changes resulting from foreign currency fluctuations	4	(22)
Balance at end of period	$130,941	$100,370
During the first quarter of 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In the second quarter of 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement which resulted in the payment of $45.8 million for the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within Business Transition Costs in the Company’s Consolidated Statements of Operations in the year ended December 31, 2021. For the six months ended June 30, 2022 and year ended December 31, 2021, the Company (decreased) increased the contingent consideration liability by $(7.7) million, and $47.9 million, respectively, as a result of updates to the Company's forecasted net sales assumptions and significant unobservable inputs. The remaining contingent consideration liabilities for the Simplify Medical acquisition totaled $100.8 million and $108.5 million as of June 30, 2022 and December 31, 2021, respectively. Changes in fair value measurement of the contingent consideration liabilities are recorded in the Unaudited Consolidated Statements of Operations within the Business Transition Costs line item.
Non-financial assets and liabilities measured on a nonrecurring basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of June 30, 2022 and December 31, 2021.

5.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
June 30, 2022:
Intangible assets subject to amortization:
Developed technology	11	$367,829	$(225,251)	$142,578
Patents	10	56,894	(34,687)	22,207
Manufacturing know-how and trade secrets	12	21,343	(21,343)	—
Trade name and trademarks	9	25,000	(20,870)	4,130
Customer relationships	9	156,278	(116,870)	39,408
Total intangible assets subject to amortization	10	$627,344	$(419,021)	$208,323

Intangible assets not subject to amortization:
Goodwill				$629,889
Total goodwill and intangible assets, net				$838,212

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2021:
Intangible assets subject to amortization:
Developed technology	11	$374,457	$(209,283)	$165,174
Patents	10	57,783	(31,903)	25,880
Manufacturing know-how and trade secrets	12	21,412	(21,387)	25
Trade name and trademarks	9	25,163	(19,621)	5,542
Customer relationships	9	156,208	(110,154)	46,054
Total intangible assets subject to amortization	10	$635,023	$(392,348)	$242,675

Intangible assets not subject to amortization:
Goodwill				$633,467
Total goodwill and intangible assets, net				$876,142
The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2021
Gross goodwill	$641,767
Accumulated impairment loss	(8,300)
633,467
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(3,578)
June 30, 2022
Gross goodwill	638,189
Accumulated impairment loss	(8,300)
$629,889

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the Unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.4 million and $27.3 million for the three and six months ended June 30, 2022, respectively, and $15.9 million and $30.1 million for the three and six months ended June 30, 2021, respectively.
Total future amortization expense related to intangible assets subject to amortization at June 30, 2022 is set forth in the table below:

(in thousands)
Remaining 2022	$25,465
2023	26,657
2024	20,869
2025	20,033
2026	15,245
Thereafter through 2038	100,054
Total future amortization expense	$208,323
6.    Indebtedness
The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	June 30, 2022	December 31, 2021
1.00% Senior Convertible Notes due 2023:
Principal amount	$450,000	$450,000
Unamortized debt issuance costs	(4,255)	(6,543)
	445,745	443,457
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt issuance costs	(7,136)	(8,473)
	442,864	441,527
Total Senior Convertible Notes	$888,609	$884,984

Less: Current portion of Senior Convertible Notes	$(445,745)	$—
Long-term Senior Convertible Notes	$442,864	$884,984

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest expense:
Contractual coupon interest	$1,547	$1,547	$3,094	$6,141
Amortization of debt issuance costs	1,816	2,744	3,626	4,415
Total interest expense recognized on Senior Convertible Notes	$3,363	$4,291	$6,720	$10,556

Effective interest rates:
Senior Convertible Notes due 2021(1)	—%	2.9%	—%	2.9%
Senior Convertible Notes due 2023(2)	2.0%	2.0%	2.0%	2.0%
Senior Convertible Notes due 2025(2)	1.0%	1.0%	1.0%	1.0%
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
The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2022, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes and the 2023 Notes are included within current liabilities in the Company’s Unaudited Consolidated Balance Sheets.

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
The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of June 30, 2022, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.
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

2021 Warrants
The Company sold warrants to the 2021 Counterparties to acquire up to 10,865,270 shares of the Company’s common stock. The 2021 Warrants expired on various dates from June 2021 through December 2021 and could have only been settled in cash or net shares. As of December 31, 2021, all of the warrants expired unexercised. The Company received $44.9 million in cash proceeds from the sale of the 2021 Warrants, which was recorded in additional paid-in-capital. Prior to their expiration and termination, the 2021 Warrants could have had a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock during a given measurement period exceeded the strike price of the 2021 Warrants, which was $80.00 per share. The Company used the treasury share method for assumed conversion of the 2021 Warrants to compute the weighted average common shares outstanding for diluted earnings per share.
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
The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of June 30, 2022 and December 31, 2021.
Any borrowings under the 2020 Facility are intended to be used by the Company to provide financing for working capital and other general corporate purposes, including potential mergers and acquisitions and to refinance indebtedness. Borrowings under the 2020 Facility bear interest, at the Company’s option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2020 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) the Eurocurrency Rate plus 1.00%. The margin for the 2020 Facility ranges, based on the Company’s consolidated total net leverage ratio, from 0.50% to 1.25% in the case of base rate loans and from 1.50% to 2.25% in the case of Eurocurrency Rate loans. The 2020 Facility includes an unused line fee ranging, based on the Company’s consolidated total net leverage ratio, from 0.35% to 0.50% per annum on the revolving commitment.
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

7.    Stockholders’ Equity
In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. In February 2020, the Company announced that the Board of Directors approved an increase in the share repurchase authorization from $100 million to $150 million of the Company’s common stock and extended the authorization through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75 million. On November 3, 2021, the Board of Directors approved an increase in the share repurchase authorization by $25 million and extended the authorization through December 31, 2022. Accordingly, as of June 30, 2022, the Company is authorized to repurchase up to $100 million of common stock under the share repurchase program. Under this program, the Company is authorized to repurchase its shares in open market purchases, privately negotiated purchases or other transactions. The Company did not repurchase any shares of common stock under the repurchase program during the six months ended June 30, 2022.
8.    Stock-Based Compensation
The compensation cost that has been included in the Unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative expense	$5,171	$4,218	$11,612	$10,193
Research and development expense	2,288	1,016	2,617	2,667
Cost of sales	55	64	92	147
Stock-based compensation expense before taxes	7,514	5,298	14,321	13,007
Related income tax benefit	(1,331)	(590)	(2,536)	(1,449)
Stock-based compensation expense, net of taxes	$6,183	$4,708	$11,785	$11,558
As of June 30, 2022, there was $60.4 million of unrecognized compensation expense for restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs, to be recognized over a weighted average period of 2.4 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Company issued approximately 31,000 and 310,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2022, respectively, and issued approximately 371,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2021.
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan, or ESPP, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ESPP
Volatility	44%	38%	34%	45%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	1.2%	0.1%	0.5%	0.1%
Expected dividend yield	—%	—%	—%	—%
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

9.    Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2022, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: state tax credit benefits, tax expense related to share-based compensation, return to provision adjustments and changes in tax rates. The Company’s effective tax rate recorded for the six months ended June 30, 2022 is 21%.
In accordance with the disclosure requirements as described in ASC 740, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an increase in gross unrecognized tax benefits of approximately $2.1 million during the six months ended June 30, 2022, primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.1 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.
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
The Company reports under two distinct product lines; spinal hardware and surgical support. The Company’s spinal hardware product line offerings include implants and fixation products. The Company’s surgical support product offerings include IONM services and disposables, biologics, and capital equipment, all of which are used to aid spinal surgery.
Net sales by product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Spinal hardware	$232,679	$221,244	$453,475	$425,802
Surgical support	77,772	73,584	147,738	140,275
Total net sales	$310,451	$294,828	$601,213	$566,077
Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2022	December 31, 2021
(in thousands)	2022	2021	2022	2021
United States	$238,339	$229,522	$459,168	$437,620	$277,886	$256,688
International (excludes Puerto Rico)	72,112	65,306	142,045	128,457	48,598	46,976
Total	$310,451	$294,828	$601,213	$566,077	$326,484	$303,664

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
The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Unaudited Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded in the Unaudited Consolidated Balance Sheets. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of June 30, 2022 and December 31, 2021.
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
The table below summarizes the Company’s right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021:

(in thousands, except years and rates)	June 30, 2022	December 31, 2021
Assets
Operating	$98,547	$102,987
Financing	2,341	2,276
Total leased assets	$100,888	$105,263

Liabilities
Current:
Operating	$10,298	$9,867
Financing	1,450	1,546
Long-term:
Operating	106,685	111,592
Financing	1,004	885
Total lease liabilities	$119,437	$123,890

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	11.2	11.6
Weighted-average remaining lease term (years) - finance leases	2.3	2.1
Weighted-average discount rate - operating leases	5.3%	5.3%
Weighted-average discount rate - finance leases	3.3%	4.7%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Lease expense:
Operating lease expense	$4,049	$4,025	$8,156	$7,936
Finance lease expense:
Depreciation of right-of-use assets	437	327	834	654
Interest expense on lease liabilities	24	29	54	61
Total lease expense	$4,510	$4,381	$9,044	$8,651

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$4,139	$3,870	$8,292	$7,489
Operating cash flows used for financing leases	24	29	54	61
Financing cash flows used for financing leases	461	337	982	671
Total cash paid for amounts included in the measurement of lease liabilities	$4,624	$4,236	$9,328	$8,221

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$909	$6,928	$1,408	$9,159
The Company’s future minimum annual lease payments under operating and financing leases at June 30, 2022 are as follows:

(in thousands)	Financing Leases	Operating Leases
Remaining 2022	$927	$8,265
2023	985	15,393
2024	444	13,953
2025	135	12,470
2026	47	12,268
Thereafter	4	96,515
Total minimum lease payments	$2,542	$158,864
Less: amount representing interest	(88)	(41,881)
Present value of obligations under leases	2,454	116,983
Less: current portion	(1,450)	(10,298)
Long-term lease obligations	$1,004	$106,685
Executive Severance Plans
The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At June 30, 2022, future commitments for such key executives were approximately $16.3 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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
•our operating results;
•our plans for future product developments and enhancements of existing products and solutions;
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
The COVID-19 pandemic significantly impacted our business and results of operations during the years ended December 31, 2020 and 2021, and continued to negatively impact our business during the three and six months ended June 30, 2022. Many government agencies, in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to the COVID-19 pandemic. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.

Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services.
Despite the impact COVID-19 and global macroeconomic factors have had on our business, we continue to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During the three and six months ended June 30, 2022, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. The COVID-19 pandemic continues to evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Additionally, due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating results may be negatively impacted. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomic conditions is provided under Item 1A – Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Results of Operations
Net Sales

	June 30,
(in thousands, except %)	2022	2021	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$232,679	$221,244	$11,435	5%
Surgical support	77,772	73,584	4,188	6%
Total net sales	$310,451	$294,828	$15,623	5%
Six Months Ended
Net sales
Spinal hardware	$453,475	$425,802	$27,673	6%
Surgical support	147,738	140,275	7,463	5%
Total net sales	$601,213	$566,077	$35,136	6%

Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services and disposables, biologics, and our capital equipment, all of which are used to aid spine surgery.
We expect continued adoption of our innovative less-invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the U.S. have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business. While procedural volume rates for elective surgeries did recover in the U.S. and certain international regions during the three and six months ended June 30, 2022, the COVID-19 pandemic continues to evolve and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.
Net sales from our spinal hardware product line offerings increased $11.4 million and $27.7 million, or 5% and 6%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Product volume within spinal hardware increased our net sales by approximately 9% and 10% during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to net sales growth from the commercial launch of the Simplify Cervical Disc during the first quarter of 2021, as well as increased procedural volumes as elective surgeries continued to recover throughout the three and six months ended June 30, 2022. There were unfavorable pricing changes of approximately 1% during both the three and six months ended June 30, 2022, compared to the same periods in 2021. Foreign currency fluctuations decreased our spinal hardware net sales by approximately 3% during both the three and six months ended June 30, 2022, compared to the same periods in 2021.
Net sales from our surgical support product line offerings increased $4.2 million and $7.5 million, or 6% and 5%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Product and service volume within surgical support increased our net sales by approximately 7% during both the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to net sales growth from the commercial launch of the Pulse platform during the third quarter of 2021, as well as increased procedural volumes as elective surgeries continued to recover throughout the three and six months ended June 30, 2022. There were unfavorable pricing changes of approximately 1% during both the three and six months ended June 30, 2022, compared to the same periods in 2021. Foreign currency fluctuations decreased our surgical support net sales by approximately 1% during both the three and six months ended June 30, 2022, compared to the same periods in 2021.
Cost of Sales, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2022	2021	$ Change	% Change
Three Months Ended
Cost of sales	$85,758	$78,280	$7,478	10%
% of total net sales	28%	27%		1%
Six Months Ended
Cost of sales	$164,855	$150,091	$14,764	10%
% of total net sales	27%	27%		—%
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
Cost of sales increased $7.5 million and $14.8 million, or 10% during both the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Cost of sales as a percentage of net sales increased by 1% and remained flat, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in cost of sales for the three and six months ended June 30, 2022 is primarily associated with proportional higher net sales, compared to the prior year period.

Operating Expenses

(in thousands, except %)	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Selling, general and administrative	$160,696	$157,397	$3,299	2%
% of total net sales	52%	53%
Research and development	25,913	21,764	4,149	19%
% of total net sales	8%	7%
Amortization of intangible assets	12,637	15,088	(2,451)	(16%)
Business transition costs	(7,624)	11,553	(19,177)	(166%)

(in thousands, except %)	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Selling, general and administrative	$320,977	$303,351	$17,626	6%
% of total net sales	53%	54%
Research and development	49,271	43,988	5,283	12%
% of total net sales	8%	8%
Amortization of intangible assets	25,669	28,425	(2,756)	(10%)
Business transition costs	(4,564)	17,137	(21,701)	(127%)
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
Selling, general and administrative expenses increased $3.3 million and $17.6 million, or 2% and 6%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase during the three and six months ended June 30, 2022 is primarily due to increased commissions and freight costs associated with higher net sales, as well as travel expenses coinciding with the easing of COVID-19 related restrictions. The increase during the three months ended June 30, 2022 was partially offset by reductions in legal expenses associated with certain ongoing litigation matters compared to the same period in 2021. During the three and six months ended June 30, 2022, we have experienced macroeconomic inflationary pressures within our selling, general and administrative expenses, including travel expenses and freight costs.
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
Research and development expense increased by $4.1 million and $5.3 million, or 19% and 12%, during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in spending for both periods is primarily due to higher headcount-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment and the Simplify Cervical Disc acquired during the first quarter of 2021. Over the course of the ongoing COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.

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
During the three months ended June 30, 2022, we recorded a benefit of $(7.6) million related to acquisition, integration and business transition activities, which included $(8.9) million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
During the six months ended June 30, 2022, we recorded a benefit of $(4.6) million related to acquisition, integration and business transition activities, which included $(8.8) million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
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
Interest and Other Expense, Net

(in thousands, except %)	June 30,
	2022	2021	$ Change	% Change
Three Months Ended
Interest income	$262	$9	$253	2,811%
Interest expense	(4,352)	(4,388)	36	(1)%
Other (expense) income, net	(29,681)	1,269	(30,950)	(2,439)%
Total interest and other expense, net	$(33,771)	$(3,110)	$(30,661)	986%
Six Months Ended
Interest income	$305	$96	$209	218%
Interest expense	(8,731)	(12,418)	3,687	(30)%
Other (expense) income, net	(13,437)	(11,257)	(2,180)	19%
Total interest and other expense, net	$(21,863)	$(23,579)	$1,716	(7)%
Total interest and other expense, net for the periods presented included gains and losses from strategic investments and net foreign currency exchange gains and losses. Total interest and other expense, net increased by $30.7 million during the three months ended June 30, 2022 as compared to the same period in 2021. Other expense, net increased by $31.0 million during the three months ended June 30, 2022, as compared to the same period in 2021, due primarily to net foreign currency exchange losses of $29.6 million during the three months ended June 30, 2022, as compared to $0.9 million of net foreign currency exchange losses in the same period in 2021. We established intercompany receivables and payables and contingent consideration liabilities in connection with the acquisition of Simplify Medical, which are subject to foreign currency remeasurement.
Total interest and other expense, net decreased by $1.7 million during the six months ended June 30, 2022 as compared to the same period in 2021. Interest expense decreased by $3.7 million as compared to the same period in 2021 primarily due to the Senior Convertible Notes due 2021 which were settled at maturity in March 2021. Other expense, net increased by $2.2 million during the six months ended June 30, 2022, as compared to the same period in 2021, due primarily to gains from strategic investments during the six months ended June 30, 2021. Net foreign currency exchange losses were $13.6 million and $13.4 million for the six months ended June 30, 2022 and 2021, respectively.

Income Tax Expense

(in thousands, except %)	June 30,
	2022	2021
Three Months Ended
Income tax expense	$(193)	$(5,837)
Effective income tax rate	(28)%	76%
Six Months Ended
Income tax expense	$(4,834)	$(5,217)
Effective income tax rate	21%	(1,055)%
The provision for income tax expense was (28)% and 21% on pre-tax (loss) income for the three and six months ended June 30, 2022, respectively, compared with a provision for income tax expense of 76% and (1,055)% on pre-tax income (loss) for the three and six months ended June 30, 2021, respectively. The decreased rate during the three and six months ended June 30, 2022, compared to the respective prior year periods, was primarily due to reduced losses in jurisdictions with no tax benefit, reduced valuation allowances, reduced limitations on officer's compensation deductions, and reduced nondeductible contingent consideration adjustments, offset by increased foreign income inclusion.

Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash, cash equivalents and marketable securities, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, which include impacts from the COVID-19 pandemic, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services.
Our future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, international expansions of our business, and impacts from the COVID-19 pandemic and global macroeconomic factors. We expect our cash flows from operations to continue to fund the ongoing core business. As borrowings become due, we may be required to access the capital markets or draw upon our line of credit for additional funding. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to secure additional credit facilities, term loans, or other similar arrangements and access the capital markets in light of those earning levels and general financial market conditions.
A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Colombian peso, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of June 30, 2022, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $45.8 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the U.S. As of June 30, 2022, our account receivable balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $68.9 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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
On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as Lessray. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. As of June 30, 2022, we anticipate the remaining sales-based milestones will become payable at varying times by 2024.
On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. In March 2022, we paid $7.5 million toward the successful achievement of a second milestone. As of June 30, 2022, we anticipate the remaining milestones will become payable at varying times between 2023 and 2027, but are subject to change based on the achievement of those manufacturing and commercial milestones.
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

Cash, cash equivalents and short-term investments were $226.0 million and $246.1 million at June 30, 2022 and December 31, 2021, respectively. While the efforts to contain and manage the spread and impact of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, of which $450 million of Senior Convertible Notes are due June 2023, as well as for certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic and global macroeconomic conditions, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with continued uncertainty surrounding the COVID-19 pandemic and the macroeconomic conditions discussed above, our ability to engage in such transactions may be constrained by volatile financial market conditions, unfavorable lending terms, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic or global economic conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, it is uncertain whether the provision will be repealed or otherwise modified. As of June 30, 2022, there has been no legislation passed to repeal or modify the provision. This provision has adversely impacted cash flows from operations during the six months ended June 30, 2022 and is expected to continue to adversely impact cash flows from operations for the remainder of 2022 unless the provision is repealed or modified.
The decrease in liquidity during the six months ended June 30, 2022 of $20.1 million was primarily driven by timing associated with our operating cash flows, $68.7 million in cash outflows for purchases of property and equipment, as well as $7.5 million for the successful achievement of the commercial milestone related to the September 2017 acquisition. At June 30, 2022, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.
Cash Flows
The following table summarizes our Unaudited Consolidated Statements of Cash Flows:

(in thousands, except %)	Six Months Ended June 30,		2021 to 2022
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$68,092	$79,396	$(11,304)	(14)%
Net cash used in investing activities	(74,693)	(77,293)	2,600	(3)%
Net cash used in financing activities	(9,670)	(653,261)	643,591	(99)%
Effect of exchange rate changes on cash	(3,835)	(1,573)	(2,262)	144%
Decrease in cash, cash equivalents and restricted cash	$(20,106)	$(652,731)	$632,625	(97)%
Cash Flows from Operating Activities
Cash provided by operating activities was $68.1 million for the six months ended June 30, 2022, compared to $79.4 million for the same period in 2021. The $11.3 million decrease in cash provided by operating activities was primarily due to the timing of collections associated with our accounts receivable, and an increase in payments for compensation related accruals, which was partially offset by timing of spending for inventory purchases during the six months ended June 30, 2022, compared to the same period in 2021.

Cash Flows from Investing Activities
Cash used in investing activities was $74.7 million for the six months ended June 30, 2022, compared to $77.3 million for the same period in 2021, or a $2.6 million decrease. During the six months ended June 30, 2021, cash used in investing activities increased by $22.3 million, as a result of payments of $195.3 million in connection with the acquisition of Simplify Medical and the associated regulatory milestone being met, offset by proceeds of $173.0 million from sales and maturities of marketable securities. This net decrease was partially offset by increases in cash used in investing activities of $20.1 million from increases for purchases of property and equipment and strategic investments of $15.3 million and $4.8 million, respectively, in the first six months of 2022.
Cash Flows from Financing Activities
Cash used in financing activities was $9.7 million for the six months ended June 30, 2022, compared to $653.3 million for the same period in 2021. The $643.6 million decrease in cash used in financing activities was primarily due to the $649.4 million payment to settle our Senior Convertible Notes due 2021 during the six months ended June 30, 2021. This decrease was partially offset by a $7.5 million payment relating to contingent consideration, of which $6.8 million is reflected within our financing activities, and the remainder allocated to our operating activities during the six months ended June 30, 2022.
Treasury stock purchases related to equity award vesting totaled $5.6 million during the six months ended June 30, 2022. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.
Senior Convertible Notes
1.00% Senior Convertible Notes due 2023
In June 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually. We may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of June 30, 2022, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes. The 2023 Notes are included within current liabilities in the Unaudited Consolidated Balance Sheets.
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

0.375% Senior Convertible Notes due 2025
In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of June 30, 2022, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.
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
Revolving Senior Credit Facility
In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. We did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2021 and June 30, 2022.
Any borrowings under the 2020 Facility are intended to be used to provide financing for working capital and other general corporate purposes, including potential mergers and acquisitions and to refinance indebtedness. Borrowings under the 2020 Facility bear interest, at our option, at a rate equal to an applicable margin plus: (a) the applicable Eurocurrency Rate (as defined in the 2020 Credit Agreement), or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the Bank of America prime rate, and (3) the Eurocurrency Rate plus 1.00%. The margin for the 2020 Facility ranges, based on our consolidated total net leverage ratio, from 0.50% to 1.25% in the case of base rate loans and from 1.50% to 2.25% in the case of Eurocurrency Rate loans. The 2020 Facility includes an unused line fee ranging, based on our consolidated total net leverage ratio, from 0.35% to 0.50% per annum on the revolving commitment.

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of June 30, 2022, we are in compliance with the 2020 Credit Agreement covenants.
See Note 6, Indebtedness, in the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report for more information about the terms of the 2023 Notes, the 2023 Hedge, the 2023 Warrants, the 2025 Notes, the 2025 Hedge, the 2025 Warrants and the 2020 Credit Agreement.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the six months ended June 30, 2022.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
As of June 30, 2022, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, there has been no material change in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2022. Based on such evaluation, our management has concluded that as of June 30, 2022, the Company’s disclosure controls and procedures are effective.
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

NUVASIVE, INC.

Date: August 3, 2022	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: August 3, 2022	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer