Form 10-Q
period 2022-09-30
NUVASIVE INC
filed 2022-11-09
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, there were 52,133,961 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$237,500	$246,091
Accounts receivable, net of allowances of $18,702 and $21,064, respectively	235,582	214,398
Inventory, net	340,995	315,845
Prepaid income taxes	7,163	5,425
Prepaid expenses and other current assets	21,991	20,665
Total current assets	843,231	802,424
Property and equipment, net	336,808	303,664
Intangible assets, net	187,280	242,675
Goodwill	625,141	633,467
Operating lease right-of-use assets	96,352	102,987
Deferred tax assets	60,503	48,003
Restricted cash and investments	1,494	1,494
Other assets	24,136	19,361
Total assets	$2,174,945	$2,154,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$119,297	$115,614
Contingent consideration liabilities	59,477	7,986
Accrued payroll and related expenses	60,889	66,596
Operating lease liabilities	10,025	9,867
Income tax liabilities	819	828
Senior convertible notes	446,898	—
Total current liabilities	697,405	200,891
Long-term senior convertible notes	443,533	884,984
Deferred tax liabilities	11,697	3,049
Operating lease liabilities	104,729	111,592
Contingent consideration liabilities	71,740	139,824
Other long-term liabilities	13,695	18,528
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at September 30, 2022 and December 31, 2021; 58,880 shares issued and 52,076 outstanding at September 30, 2022; 58,469 shares issued and 51,769 outstanding at December 31, 2021	63	63
Additional paid-in capital	1,457,828	1,434,976
Accumulated other comprehensive loss	(4,355)	(7,792)
Retained earnings	62,039	45,708
Treasury stock at cost; 6,804 shares and 6,700 shares at September 30, 2022 and December 31, 2021, respectively	(683,429)	(677,748)
Total equity	832,146	795,207
Total liabilities and equity	$2,174,945	$2,154,075
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2022	2021	2022	2021
Net sales:
Products	$267,208	$247,061	$813,600	$759,275
Services	28,072	23,775	82,893	77,638
Total net sales	295,280	270,836	896,493	836,913
Cost of sales (excluding below amortization of intangible assets):
Products	59,220	69,609	181,670	181,495
Services	21,652	19,043	64,057	57,248
Total cost of sales	80,872	88,652	245,727	238,743
Gross profit	214,408	182,184	650,766	598,170
Operating expenses:
Selling, general and administrative	154,005	146,056	474,982	449,407
Research and development	23,666	23,405	72,937	67,393
Amortization of intangible assets	12,157	14,805	37,826	43,230
Business transition costs	2,811	4,551	(1,753)	21,688
Total operating expenses	192,639	188,817	583,992	581,718
Interest and other expense, net:
Interest income	820	23	1,125	119
Interest expense	(4,352)	(4,320)	(13,083)	(16,738)
Other expense, net	(21,053)	(13,082)	(34,490)	(24,339)
Total interest and other expense, net	(24,585)	(17,379)	(46,448)	(40,958)
(Loss) income before income taxes	(2,816)	(24,012)	20,326	(24,506)
Income tax benefit (expense)	839	2,373	(3,995)	(2,844)
Consolidated net (loss) income	$(1,977)	$(21,639)	$16,331	$(27,350)

Net (loss) income per share:
Basic	$(0.04)	$(0.42)	$0.31	$(0.53)
Diluted	$(0.04)	$(0.42)	$0.31	$(0.53)
Weighted average shares outstanding:
Basic	52,067	51,669	51,974	51,539
Diluted	52,067	51,669	52,512	51,539
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2022	2021	2022	2021
Consolidated net (loss) income	$(1,977)	$(21,639)	$16,331	$(27,350)
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	—	—	(13)
Translation adjustments, net of tax	2,855	313	3,437	289
Other comprehensive income	2,855	313	3,437	276
Total consolidated comprehensive income (loss)	$878	$(21,326)	$19,768	$(27,074)
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(unaudited)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	58,469	$63	$1,434,976	$(7,792)	$45,708	(6,700)	$(677,748)	$795,207
Issuance of common stock under employee and director equity option and purchase plans	278	—	—	—	—	(98)	(5,345)	(5,345)
Stock-based compensation expense	—	—	6,807	—	—	—	—	6,807
Consolidated net income	—	—	—	—	19,201	—	—	19,201
Other comprehensive loss	—	—	—	(3,949)	—	—	—	(3,949)
Balance at March 31, 2022	58,747	$63	$1,441,783	$(11,741)	$64,909	(6,798)	$(683,093)	$811,921
Issuance of common stock under employee and director equity option and purchase plans	116	—	3,716	—	—	(4)	(220)	3,496
Stock-based compensation expense	—	—	7,514	—	—	—	—	7,514
Consolidated net loss	—	—	—	—	(893)	—	—	(893)
Other comprehensive income	—	—	—	4,531	—	—	—	4,531
Balance at June 30, 2022	58,863	$63	$1,453,013	$(7,210)	$64,016	(6,802)	$(683,313)	$826,569
Issuance of common stock under employee and director equity option and purchase plans	17	—	—	—	—	(2)	(116)	(116)
Stock-based compensation expense	—	—	4,815	—	—	—	—	4,815
Consolidated net loss	—	—	—	—	(1,977)	—	—	(1,977)
Other comprehensive income	—	—	—	2,855	—	—	—	2,855
Balance at September 30, 2022	58,880	$63	$1,457,828	$(4,355)	$62,039	(6,804)	$(683,429)	$832,146
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
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
(unaudited)	2022	2021
Operating activities:
Consolidated net income (loss)	$16,331	$(27,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,200	111,818
Deferred income taxes	(5,004)	(5,211)
Amortization of non-cash interest	5,906	6,672
Stock-based compensation	19,136	17,972
Changes in fair value of contingent consideration	(8,560)	6,646
Net loss (gain) on strategic investments	1,248	(2,101)
Net loss from foreign currency adjustments	33,619	26,572
Reserves on current assets	(342)	25,418
Other non-cash adjustments	13,654	8,750
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(27,934)	4,142
Inventory	(26,469)	(29,266)
Prepaid expenses and other current assets	4,538	(367)
Accounts payable and accrued liabilities	(8,329)	(779)
Accrued payroll and related expenses	(3,878)	3,021
Income taxes	(1,769)	(1,167)
Net cash provided by operating activities	122,347	144,770
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	(750)	(149,463)
Payment of contingent consideration for Simplify Medical	—	(45,850)
Acquisitions and investments	(5,650)	(500)
Purchases of intangible assets	—	(1,200)
Purchases of property and equipment	(107,120)	(85,630)
Proceeds from sales of marketable securities	—	127,023
Proceeds from maturities of marketable securities	—	46,000
Other investing activities	(697)	(819)
Net cash used in investing activities	(114,217)	(110,439)
Financing activities:
Payment of contingent consideration	(6,839)	(3)
Proceeds from the issuance of common stock	3,716	3,803
Purchases of treasury stock	(5,681)	(7,309)
Payments upon settlement of senior convertible notes	—	(649,426)
Other financing activities	(1,362)	(1,038)
Net cash used in financing activities	(10,166)	(653,973)
Effect of exchange rate changes on cash	(6,555)	(2,649)
Decrease in cash, cash equivalents and restricted cash	(8,591)	(622,291)
Cash, cash equivalents and restricted cash at beginning of period	247,585	858,363
Cash, cash equivalents and restricted cash at end of period	$238,994	$236,072
See accompanying Notes to unaudited Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company's unaudited Consolidated Statements of Cash Flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$237,500	$234,578
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the unaudited Consolidated Statements of Cash Flows	$238,994	$236,072
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
The COVID-19 pandemic significantly impacted the Company’s business and results of operations during the years ended December 31, 2020 and 2021, and continued to negatively impact the Company's business during the three and nine months ended September 30, 2022. Many government agencies, in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to the COVID-19 pandemic. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company has seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.
During the three and nine months ended September 30, 2022, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. The COVID-19 pandemic continues to evolve and its impact on the Company’s business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.
Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While the Company has largely been able to mitigate the impact, it has experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. Net sales and profitability have also been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.

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
The accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
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
The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a significant adverse impact from potential adjustments to the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic and the deferral of elective surgical procedures and other macroeconomic challenges.
The following table summarizes the changes in the allowance for credit losses:

(in thousands)	September 30, 2022	December 31, 2021
Allowance for credit losses at January 1	$10,928	$9,646
Current-period provision for expected losses	360	2,165
Write-offs charged against the allowance	(184)	(743)
Recoveries of amounts previously written off	31	42
Changes resulting from foreign currency fluctuations	(243)	(182)
Allowance for credit losses at end of period	$10,892	$10,928
Inventory, Net
Net inventory as of September 30, 2022 consisted of $329.8 million of finished goods, $6.2 million of work in progress and $5.0 million of raw materials. Net inventory as of December 31, 2021 consisted of $301.3 million of finished goods, $8.1 million of work in progress and $6.4 million of raw materials.

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
For the three and nine months ended September 30, 2022, the Company recorded a reserve for excess and obsolete inventory of $1.5 million and $1.8 million, respectively, and $15.3 million and $23.3 million, for the three and nine months ended September 30, 2021, respectively. The decrease is primarily attributable to updates to the Company’s estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions. During the three months ended September 30, 2021, the Company made a determination to withdraw certain products manufactured by its NuVasive Specialized Orthopedics (NSO) subsidiary from the market and discontinue sales of the products. As a result, for the three and nine months ended September 30, 2021, the Company recorded a charge of $14.2 million.
Derivative Financial Instruments
The Company recognizes all derivative instruments as assets or liabilities in its unaudited Consolidated Balance Sheets and measures these instruments at fair value by revaluing these assets and liabilities at the end of each reporting period. Gains and losses are recorded as a component of other expense, net in the unaudited Consolidated Statements of Operations.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The accumulated other comprehensive loss was $4.4 million and $7.8 million as of September 30, 2022 and December 31, 2021, respectively.
Product Shipment Costs
Product shipment costs, included in selling, general and administrative expense in the accompanying unaudited Consolidated Statements of Operations, were $9.7 million and $27.8 million for the three and nine months ended September 30, 2022, respectively, and $7.1 million and $22.1 million for the three and nine months ended September 30, 2021, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.
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
During the three months ended September 30, 2022, the Company recorded $2.8 million of costs related to acquisition, integration and business transition activities, which included $0.3 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021 and 2016 acquisitions.

During the nine months ended September 30, 2022, the Company recorded a benefit of $(1.8) million related to acquisition, integration and business transition activities, which included $(8.6) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.
During the three months ended September 30, 2021, the Company recorded $4.6 million of costs related to acquisition, integration and business transition activities, which included $0.7 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.
During the nine months ended September 30, 2021, the Company recorded $21.7 million of costs related to acquisition, integration and business transition activities, which included $6.6 million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions and $4.0 million of costs associated with the 2021 acquisition of Simplify Medical Pty Limited, or Simplify Medical.
2.    Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net (loss) income for basic	$(1,977)	$(21,639)	$16,331	$(27,350)
Dilutive potential net (loss) income:
Interest and debt issuance costs on the 1.00% Senior Convertible Notes due 2023, net of tax	$—	$—	$—	$—
Interest and debt issuance costs on the 0.375% Senior Convertible Notes due 2025, net of tax	—	—	—	—
Net (loss) income for diluted	$(1,977)	$(21,639)	$16,331	$(27,350)
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	52,067	51,669	51,974	51,539
Dilutive potential common stock outstanding:
Employee stock purchase plan (ESPP)	—	—	4	—
Restricted stock units (RSUs) and performance restricted stock units (PRSUs)	—	—	534	—
1.00% Senior Convertible Notes due 2023	—	—	—	—
0.375% Senior Convertible Notes due 2025	—	—	—	—
Weighted average common shares outstanding for diluted	52,067	51,669	52,512	51,539
Basic net (loss) income per share	$(0.04)	$(0.42)	$0.31	$(0.53)
Diluted net (loss) income per share	$(0.04)	$(0.42)	$0.31	$(0.53)
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

The following weighted average outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
ESPP, RSUs and PRSUs	1,488	1,336	114	1,367
Warrants	10,169	17,127	10,169	19,716
Senior convertible notes	10,169	10,169	10,169	10,169
Total	21,826	28,632	20,452	31,252
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
Acquisition of Simplify Medical Pty Limited
On February 24, 2021, the Company, through its indirect wholly-owned subsidiary, NuVasive (AUST/NZ) Pty Limited, acquired all of the stock interest in Simplify Medical, a developer of cervical disc technology for cervical total disc replacement procedures. Simplify Medical now operates as a wholly-owned subsidiary of the Company. The Company agreed to make an upfront payment of $150.0 million, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. In April 2021, the Simplify Cervical Disc received approval from the U.S. Food and Drug Administration, or FDA, for two-level cervical total disc replacement, resulting in the Company’s payment of $45.8 million for the achievement of the regulatory milestone. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, will become payable in calendar years 2023, 2024 and 2025. In connection with the closing, the Company paid $151.0 million, which included additional amounts for customary purchase price adjustments, using available cash on hand. During the three months ended September 30, 2022, the Company made an additional payment of $0.8 million relating to a holdback associated with the acquisition.

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
In connection with the acquisition, contingent consideration liabilities of $103.4 million were recorded for the potential regulatory and net sales-based milestone payments. The fair value of the contingent liability related to the regulatory milestone payment was determined using the probability approach based on the probability of the approval being achieved as of various periods. The fair value of the contingent liability relating to the net sales-based milestone payments was determined using a Monte Carlo simulation model based on forecasted net sales, volatility factors associated with those forecasted net sales and discount rates.
The Company’s results of operations for the three and nine months ended September 30, 2021 include the operating results of Simplify Medical since the date of acquisition. Acquisition costs of $4.0 million were included in the unaudited Consolidated Statements of Operations as business transition costs for the nine months ended September 30, 2021.
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
Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(20.0) million and $(33.6) million for the three and nine months ended September 30, 2022, respectively, and $(13.2) million and $(26.6) million for the three and nine months ended September 30, 2021, respectively, and are included in other expense, net in the unaudited Consolidated Statements of Operations.
To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of September 30, 2022 and December 31, 2021, a notional principal amount of $18.5 million and $12.2 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign currency-denominated receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $1.3 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and are included in other expense, net in the unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $(0.1) million and de minimis as of September 30, 2022 and December 31, 2021, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.
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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt and equity securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. The fair value of the securities classified as cash equivalents and marketable equity securities are based on quoted market prices in active markets (Level 1). As of September 30, 2022, the Company held investments in securities classified as cash equivalents and marketable equity securities. Unrealized (losses) gains for marketable equity securities was $(1.0) million and $(1.2) million for the three and nine months ended September 30, 2022, respectively, and included in other expense, net in the unaudited Consolidated Statement of Operations. As of December 31, 2021, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized and unrealized gains and losses and interest income related to marketable debt securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022:
Cash equivalents:
Money market funds	$171,181	$171,181	$—	$—
Other assets:
Marketable equity securities	3,752	3,752	—	—
Total cash equivalents and other assets	$174,933	$174,933	$—	$—

December 31, 2021:
Cash equivalents:
Money market funds	$179,451	$179,451	$—	$—
Total cash equivalents	$179,451	$179,451	$—	$—
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of September 30, 2022 and December 31, 2021 approximate their related fair values due to the short-term maturities of these instruments.
The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices.
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at September 30, 2022 and December 31, 2021 was approximately $437.9 million and $450.6 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at September 30, 2022 and December 31, 2021 was approximately $388.7 million and $433.5 million, respectively. See Note 6, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion on the carrying value of the Company’s outstanding senior convertible notes.

Contingent Consideration Liabilities
The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the unaudited Consolidated Statements of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved. The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of September 30, 2022:

2022
Valuation Technique	Discounted cash flow, Monte Carlo
Discount Rate Range	7.0% - 9.0%
Weighted Average Discount Rate	7.6%
Expected Years	2023 - 2027
Contingent consideration liabilities at September 30, 2022 and December 31, 2021 were $131.2 million and $147.8 million, respectively, and were recorded in the unaudited Consolidated Balance Sheets commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company's contingent consideration liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2022	2021
Beginning balance at January 1	$147,810	$37,041
Contingent consideration liability recorded upon acquisition	—	103,400
Change in fair value measurement	(8,560)	6,646
Contingent consideration paid or settled	(8,037)	(46,006)
Changes resulting from foreign currency fluctuations	4	(29)
Balance at end of period	$131,217	$101,052
During the first quarter of 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In the second quarter of 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement which resulted in the payment of $45.8 million for the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within Business Transition Costs in the Company’s Consolidated Statements of Operations in the year ended December 31, 2021. For the nine months ended September 30, 2022 and year ended December 31, 2021, the Company (decreased) increased the contingent consideration liability by $(7.7) million, and $47.9 million, respectively, as a result of updates to the Company's forecasted net sales assumptions and significant unobservable inputs. The remaining contingent consideration liabilities for the Simplify Medical acquisition totaled $100.8 million and $108.5 million as of September 30, 2022 and December 31, 2021, respectively. Changes in fair value measurement of the contingent consideration liabilities are recorded in the unaudited Consolidated Statements of Operations within the Business Transition Costs line item.
Non-financial assets and liabilities measured on a nonrecurring basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of September 30, 2022 and December 31, 2021.

5.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
September 30, 2022:
Intangible assets subject to amortization:
Developed technology	11	$360,109	$(232,539)	$127,570
Patents	10	55,859	(35,906)	19,953
Manufacturing know-how and trade secrets	12	21,293	(21,293)	—
Trade name and trademarks	9	24,809	(21,479)	3,330
Customer relationships	9	156,039	(119,612)	36,427
Total intangible assets subject to amortization	10	$618,109	$(430,829)	$187,280

Intangible assets not subject to amortization:
Goodwill				$625,141
Total goodwill and intangible assets, net				$812,421

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2021:
Intangible assets subject to amortization:
Developed technology	11	$374,457	$(209,283)	$165,174
Patents	10	57,783	(31,903)	25,880
Manufacturing know-how and trade secrets	12	21,412	(21,387)	25
Trade name and trademarks	9	25,163	(19,621)	5,542
Customer relationships	9	156,208	(110,154)	46,054
Total intangible assets subject to amortization	10	$635,023	$(392,348)	$242,675

Intangible assets not subject to amortization:
Goodwill				$633,467
Total goodwill and intangible assets, net				$876,142
The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2021
Gross goodwill	$641,767
Accumulated impairment loss	(8,300)
633,467
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(8,326)
September 30, 2022
Gross goodwill	633,441
Accumulated impairment loss	(8,300)
$625,141

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $13.0 million and $40.2 million for the three and nine months ended September 30, 2022, respectively, and $15.6 million and $45.7 million for the three and nine months ended September 30, 2021, respectively.
Total future amortization expense related to intangible assets subject to amortization at September 30, 2022 is set forth in the table below:

(in thousands)
Remaining 2022	$12,572
2023	26,099
2024	20,321
2025	19,489
2026	14,709
Thereafter through 2038	94,090
Total future amortization expense	$187,280
6.    Indebtedness
The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	September 30, 2022	December 31, 2021
1.00% Senior Convertible Notes due 2023:
Principal amount	$450,000	$450,000
Unamortized debt issuance costs	(3,102)	(6,543)
	446,898	443,457
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt issuance costs	(6,467)	(8,473)
	443,533	441,527
Total Senior Convertible Notes	$890,431	$884,984

Less: Current portion of Senior Convertible Notes	$(446,898)	$—
Long-term Senior Convertible Notes	$443,533	$884,984

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense:
Contractual coupon interest	$1,547	$1,547	$4,641	$7,688
Amortization of debt issuance costs	1,822	1,798	5,447	6,213
Total interest expense recognized on Senior Convertible Notes	$3,369	$3,345	$10,088	$13,901

Effective interest rates:
Senior Convertible Notes due 2021(1)	—%	2.9%	—%	2.9%
Senior Convertible Notes due 2023(2)	2.0%	2.0%	2.0%	2.0%
Senior Convertible Notes due 2025(2)	1.0%	1.0%	1.0%	1.0%
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
The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of September 30, 2022, the Company is unaware of any current events or market conditions that would allow holders to convert the 2023 Notes and the 2023 Notes are included within current liabilities in the Company’s unaudited Consolidated Balance Sheets.

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
The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of September 30, 2022, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.
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
The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of September 30, 2022 and December 31, 2021.
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

7.    Stockholders’ Equity
In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. In February 2020, the Company announced that the Board of Directors approved an increase in the share repurchase authorization from $100 million to $150 million of the Company’s common stock and extended the authorization through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75 million. On November 3, 2021, the Board of Directors approved an increase in the share repurchase authorization by $25 million and extended the authorization through December 31, 2022. Accordingly, as of September 30, 2022, the Company is authorized to repurchase up to $100 million of common stock under the share repurchase program. Under this program, the Company is authorized to repurchase its shares in open market purchases, privately negotiated purchases or other transactions. The Company did not repurchase any shares of common stock under the repurchase program during the nine months ended September 30, 2022.
On November 2, 2022, the Board of Directors approved a one-year extension of the Company’s share repurchase program. Accordingly, as of November 2, 2022, the Company is authorized to purchase up to $100 million of its common stock through December 31, 2023.
8.    Stock-Based Compensation
The compensation cost that has been included in the unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative expense	$4,110	$3,245	$15,722	$13,438
Research and development expense	644	1,656	3,261	4,323
Cost of sales	61	64	153	211
Stock-based compensation expense before taxes	4,815	4,965	19,136	17,972
Related income tax benefit	(1,112)	(759)	(4,420)	(2,746)
Stock-based compensation expense, net of taxes	$3,703	$4,206	$14,716	$15,226
As of September 30, 2022, there was $48.7 million of unrecognized compensation expense for restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs, to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Company issued approximately 17,000 and 327,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and nine months ended September 30, 2022, respectively, and issued approximately 371,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2021.
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan, or ESPP, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ESPP
Volatility	49%	35%	39%	42%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	1.5%	0.1%	0.8%	0.1%
Expected dividend yield	—%	—%	—%	—%
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

9.    Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the nine months ended September 30, 2022, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: return to provision adjustments, the impact of jurisdictions where the Company receives no tax benefit, state tax credit benefits, tax expense related to shortfalls on stock-based compensation, and changes in tax rates. The Company’s effective tax rate recorded for the nine months ended September 30, 2022 is 20%.
In accordance with the disclosure requirements as described in Accounting Standards Codification 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the nine months ended September 30, 2022, there was an increase in gross unrecognized tax benefits of approximately $2.1 million primarily related to research and development credits, offset by a decrease of $0.4 million primarily related to statute of limitations expirations. The Company believes it is reasonably possible that approximately $0.1 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.
The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for the 2014 – 2016 tax years and Illinois State for the 2019 tax year. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2017 and 2014 forward, respectively.
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
Net sales by product line was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Spinal hardware	$225,931	$204,250	$679,406	$630,052
Surgical support	69,349	66,586	217,087	206,861
Total net sales	$295,280	$270,836	$896,493	$836,913
Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales				Property and Equipment, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2022	December 31, 2021
(in thousands)	2022	2021	2022	2021
United States	$228,277	$207,228	$687,444	$644,848	$286,364	$256,688
International (excludes Puerto Rico)	67,003	63,608	209,049	192,065	50,444	46,976
Total	$295,280	$270,836	$896,493	$836,913	$336,808	$303,664

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
The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the unaudited Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded in the unaudited Consolidated Balance Sheets. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of September 30, 2022 and December 31, 2021.
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
The table below summarizes the Company’s right-of-use assets and lease liabilities as of September 30, 2022 and December 31, 2021:

(in thousands, except years and rates)	September 30, 2022	December 31, 2021
Assets
Operating	$96,352	$102,987
Financing	2,006	2,276
Total leased assets	$98,358	$105,263

Liabilities
Current:
Operating	$10,025	$9,867
Financing	1,377	1,546
Long-term:
Operating	104,729	111,592
Financing	822	885
Total lease liabilities	$116,953	$123,890

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	11.1	11.6
Weighted-average remaining lease term (years) - finance leases	2.6	2.1
Weighted-average discount rate - operating leases	5.3%	5.3%
Weighted-average discount rate - finance leases	3.6%	4.7%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Lease expense:
Operating lease expense	$4,016	$4,068	$12,171	$12,004
Finance lease expense:
Depreciation of right-of-use assets	458	352	1,292	1,006
Interest expense on lease liabilities	16	27	70	88
Total lease expense	$4,490	$4,447	$13,533	$13,098

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$4,090	$3,914	$12,382	$11,403
Operating cash flows used for financing leases	16	27	70	88
Financing cash flows used for financing leases	380	367	1,362	1,038
Total cash paid for amounts included in the measurement of lease liabilities	$4,486	$4,308	$13,814	$12,529

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$838	$1,375	$2,245	$10,534
The Company’s future minimum annual lease payments under operating and financing leases at September 30, 2022 are as follows:

(in thousands)	Financing Leases	Operating Leases
Remaining 2022	$561	$4,111
2023	1,033	15,369
2024	493	14,122
2025	144	12,615
2026	44	12,363
Thereafter	3	96,509
Total minimum lease payments	$2,278	$155,089
Less: amount representing interest	(79)	(40,335)
Present value of obligations under leases	2,199	114,754
Less: current portion	(1,377)	(10,025)
Long-term lease obligations	$822	$104,729
Executive Severance Plans
The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At September 30, 2022, future commitments for such key executives were approximately $15.5 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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

The COVID-19 pandemic significantly impacted our business and results of operations during the years ended December 31, 2020 and 2021, and continued to negatively impact our business during the three and nine months ended September 30, 2022. Many government agencies, in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to the COVID-19 pandemic. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.
Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. Our net sales and profitability from our foreign operations have also been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
Despite the impact COVID-19 and global macroeconomic factors have had on our business, we continue to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During the three and nine months ended September 30, 2022, procedural volume rates for elective surgeries steadily recovered in the U.S. and certain international regions as government restrictions eased and hospital systems resumed more elective surgical procedures. The COVID-19 pandemic continues to evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines, future resurgences of the virus and its variants, the imposition of governmental lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Additionally, due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating results may be negatively impacted. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomic conditions is provided under Item 1A – Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Results of Operations
Net Sales

	September 30,
(in thousands, except %)	2022	2021	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$225,931	$204,250	$21,681	11%
Surgical support	69,349	66,586	2,763	4%
Total net sales	$295,280	$270,836	$24,444	9%
Nine Months Ended
Net sales
Spinal hardware	$679,406	$630,052	$49,354	8%
Surgical support	217,087	206,861	10,226	5%
Total net sales	$896,493	$836,913	$59,580	7%
Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services and disposables, biologics, and our capital equipment, all of which are used to aid spine surgery.
We expect continued adoption of our innovative less-invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the U.S. have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business. While procedural volume rates for elective surgeries did recover in the U.S. and certain international regions during the three and nine months ended September 30, 2022, the COVID-19 pandemic continues to evolve and it is not possible to accurately predict the length or severity of the COVID-19 pandemic or the timing for a broad and sustained resumption of elective surgical procedures.
Net sales from our spinal hardware product line offerings increased $21.7 million and $49.4 million, or 11% and 8%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Product volume within spinal hardware increased our net sales by approximately 17% and 12% during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to net sales growth from the commercial launch of the Simplify Cervical Disc during the first quarter of 2021, as well as increased procedural volumes as elective surgeries continued to recover throughout the three and nine months ended September 30, 2022. There were unfavorable pricing changes of approximately 1% during both the three and nine months ended September 30, 2022, compared to the same periods in 2021. Foreign currency fluctuations decreased our spinal hardware net sales by approximately 5% and 3% during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
Net sales from our surgical support product line offerings increased $2.8 million and $10.2 million, or 4% and 5%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Product and service volume within surgical support increased our net sales by approximately 6% and 7% during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to net sales growth from the commercial launch of the Pulse platform during the third quarter of 2021, as well as increased IONM service and surgical procedural volumes as elective surgeries continued to recover throughout the three and nine months ended September 30, 2022. There were unfavorable pricing changes of approximately 1% during both the three and nine months ended September 30, 2022, compared to the same periods in 2021. Foreign currency fluctuations decreased our surgical support net sales by approximately 1% during both the three and nine months ended September 30, 2022, compared to the same periods in 2021.

Cost of Sales, Excluding Below Amortization of Intangible Assets

	September 30,
(in thousands, except %)	2022	2021	$ Change	% Change
Three Months Ended
Cost of sales	$80,872	$88,652	$(7,780)	(9)%
% of total net sales	27%	33%		(6)%
Nine Months Ended
Cost of sales	$245,727	$238,743	$6,984	3%
% of total net sales	27%	29%		(2)%
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
Cost of sales decreased $7.8 million, or 9%, during the three months ended September 30, 2022, compared to the same period in 2021. Cost of sales as a percentage of net sales for the three months ended September 30, 2022 decreased by 6%, compared to the same period in 2021. The decrease was due primarily to $14.2 million in costs recorded in the three months ended September 30, 2021 related to inventory reserves associated with a withdrawal of certain products from the market that did not recur, offset by increases associated with higher net sales in the three months ended September 30, 2022.
Cost of sales increased $7.0 million, or 3%, during the nine months ended September 30, 2022, compared to the same period in 2021. Cost of sales as a percentage of net sales for the nine months ended September 30, 2022 decreased by 2%, compared to the same period in 2021. The increase in cost of sales for the nine months ended September 30, 2022 is primarily associated with higher net sales, compared to the same period in 2021. Offsetting this increase is a decrease in the amount of our excess and obsolete inventory reserves of $21.5 million as compared to the nine months ended September 30, 2021. The reduction in our excess and obsolete inventory reserves is attributable to the $14.2 million inventory reserve recorded in the third quarter of 2021 associated with the withdrawal of certain products from the market that did not recur. Additionally, our excess and obsolete inventory reserves decreased by $7.3 million, during the nine months ended September 30, 2022 as compared to the same period in 2021, due to updates to our estimates and assumptions about future demand for certain spinal hardware products with market conditions affected by the COVID-19 pandemic.
Operating Expenses

(in thousands, except %)	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Selling, general and administrative	$154,005	$146,056	$7,949	5%
% of total net sales	52%	54%
Research and development	23,666	23,405	261	1%
% of total net sales	8%	9%
Amortization of intangible assets	12,157	14,805	(2,648)	(18%)
Business transition costs	2,811	4,551	(1,740)	(38%)

(in thousands, except %)	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Selling, general and administrative	$474,982	$449,407	$25,575	6%
% of total net sales	53%	54%
Research and development	72,937	67,393	5,544	8%
% of total net sales	8%	8%
Amortization of intangible assets	37,826	43,230	(5,404)	(13%)
Business transition costs	(1,753)	21,688	(23,441)	(108%)
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

Selling, general and administrative expenses increased $7.9 million and $25.6 million, or 5% and 6%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase during the three and nine months ended September 30, 2022, compared to the same periods in 2021, is primarily due to increased commissions and freight costs associated with higher net sales, increased travel expenses coinciding with the easing of COVID-19 related restrictions, increased legal expenses associated with certain ongoing litigation matters and increased depreciation costs for surgical sets supporting higher net sales. During the three and nine months ended September 30, 2022, we have experienced macroeconomic inflationary pressures within our selling, general and administrative expenses, including travel expenses and freight costs.
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
Research and development expense increased by $0.3 million and $5.5 million, or 1% and 8%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in spending for both periods is primarily due to higher headcount-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment and the Simplify Cervical Disc acquired during the first quarter of 2021. Over the course of the ongoing COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.
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
During the three months ended September 30, 2022, we recorded $2.8 million of costs related to acquisition, integration and business transition activities, which included $0.3 million of fair value adjustments on contingent consideration liabilities associated with our 2021 and 2016 acquisitions.
During the nine months ended September 30, 2022, we recorded a benefit of $(1.8) million related to acquisition, integration and business transition activities, which included $(8.6) million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
During the three months ended September 30, 2021, we recorded $4.6 million of costs related to acquisition, integration and business transition activities, which included $0.7 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
During the nine months ended September 30, 2021, we recorded $21.7 million of costs related to acquisition, integration and business transition activities, which included $6.6 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions and $4.0 million of costs associated with the 2021 acquisition of Simplify Medical.

Interest and Other Expense, Net

(in thousands, except %)	September 30,
	2022	2021	$ Change	% Change
Three Months Ended
Interest income	$820	$23	$797	3,465%
Interest expense	(4,352)	(4,320)	(32)	1%
Other expense, net	(21,053)	(13,082)	(7,971)	61%
Total interest and other expense, net	$(24,585)	$(17,379)	$(7,206)	41%
Nine Months Ended
Interest income	$1,125	$119	$1,006	845%
Interest expense	(13,083)	(16,738)	3,655	(22)%
Other expense, net	(34,490)	(24,339)	(10,151)	42%
Total interest and other expense, net	$(46,448)	$(40,958)	$(5,490)	13%
Total interest and other expense, net for the periods presented included gains and losses from strategic investments and net foreign currency exchange gains and losses. Total interest and other expense, net increased by $7.2 million during the three months ended September 30, 2022 as compared to the same period in 2021. Other expense, net increased by $8.0 million during the three months ended September 30, 2022, as compared to the same period in 2021, due primarily to net foreign currency exchange losses of $20.0 million during the three months ended September 30, 2022, as compared to $13.2 million of net foreign currency exchange losses in the same period in 2021. We established intercompany receivables and payables and contingent consideration liabilities in connection with the acquisition of Simplify Medical, which are subject to foreign currency remeasurement.
Total interest and other expense, net increased by $5.5 million during the nine months ended September 30, 2022 as compared to the same period in 2021. Interest expense decreased by $3.7 million as compared to the same period in 2021 primarily due to the Senior Convertible Notes due 2021 which were settled at maturity in March 2021. Other expense, net increased by $10.2 million during the nine months ended September 30, 2022, as compared to the same period in 2021, due primarily to an increase in net foreign exchange losses and the change in unrealized gains and losses from strategic investments. Net foreign currency exchange losses were $33.6 million and $26.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Income Tax Benefit (Expense)

(in thousands, except %)	September 30,
	2022	2021
Three Months Ended
Income tax benefit	$839	$2,373
Effective income tax rate	30%	10%
Nine Months Ended
Income tax expense	$(3,995)	$(2,844)
Effective income tax rate	20%	(12)%
The provision for income tax expense was an income tax benefit of 30% on pre-tax losses for the three months ended September 30, 2022, compared with an income tax benefit of 10% on pre-tax losses for the three months ended September 30, 2021. The rate change during the three months ended September 30, 2022, was primarily due to reduced losses in jurisdictions without tax benefit and favorable return to provision adjustments, offset by increased valuation allowances and reduced foreign derived intangible income tax benefit.
The provision for income tax expense was 20% on pre-tax income for the nine months ended September 30, 2022, compared with an income tax expense of 12% on pre-tax losses for the nine months ended September 30, 2021. The rate change during the nine months ended September 30, 2021, was primarily due to reduced losses in jurisdictions with no tax benefit, reduced limitations on officer’s compensation deductions, and favorable return to provision adjustments. These increases were offset by increased valuation allowances, and tax expense related to shortfalls on stock-based compensation.

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
A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily in the pound sterling, the euro, the Australian dollar, the Brazilian real, the Colombian peso, the Singapore dollar, and the yen, could adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of September 30, 2022, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $47.8 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the U.S. As of September 30, 2022, our account receivable balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $65.8 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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
On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as Lessray. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. As of September 30, 2022, we anticipate the remaining sales-based milestones will become payable at varying times by 2024.
On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. In March 2022, we paid $7.5 million toward the successful achievement of a second milestone. As of September 30, 2022, we anticipate the remaining milestones will become payable at varying times between 2023 and 2027, but are subject to change based on the achievement of those manufacturing and commercial milestones.
On February 24, 2021, we completed the acquisition of Simplify Medical, a developer of cervical disc technology for cTDR procedures. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. On April 1, 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone. We made a payment of $45.8 million on April 20, 2021 for the regulatory milestone using available cash. During the third quarter of 2022, we made a payment of $0.8 million relating to a holdback associated with the acquisition. Milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, will become payable in calendar years 2023, 2024 and 2025, with the first payment anticipated to be made during the first quarter of 2023.

Cash, cash equivalents and short-term investments were $237.5 million and $246.1 million at September 30, 2022 and December 31, 2021, respectively. While the efforts to contain and manage the spread and impact of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, short-term investments, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, of which $450 million of Senior Convertible Notes are due June 2023, as well as for certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic and global macroeconomic conditions, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with continued uncertainty surrounding the COVID-19 pandemic and the macroeconomic conditions discussed above, our ability to engage in such transactions may be constrained by volatile financial market conditions, unfavorable lending terms, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic or global macroeconomic conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, it is uncertain whether the provision will be repealed or otherwise modified. As of September 30, 2022, there has been no legislation passed to repeal or modify the provision. This provision has adversely impacted cash flows from operations during the nine months ended September 30, 2022 and is expected to continue to adversely impact cash flows from operations for the remainder of 2022 unless the provision is repealed or modified.
The decrease in liquidity during the nine months ended September 30, 2022 of $8.6 million was primarily driven by timing associated with our operating cash flows, $107.1 million in cash outflows for purchases of property and equipment, as well as a $7.5 million payment for the successful achievement of the commercial milestone related to the September 2017 acquisition. At September 30, 2022, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.
Cash Flows
The following table summarizes our unaudited Consolidated Statements of Cash Flows:

(in thousands, except %)	Nine Months Ended September 30,		2021 to 2022
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$122,347	$144,770	$(22,423)	(15)%
Net cash used in investing activities	(114,217)	(110,439)	(3,778)	3%
Net cash used in financing activities	(10,166)	(653,973)	643,807	(98)%
Effect of exchange rate changes on cash	(6,555)	(2,649)	(3,906)	147%
Decrease in cash, cash equivalents and restricted cash	$(8,591)	$(622,291)	$613,700	(99)%
Cash Flows from Operating Activities
Cash provided by operating activities was $122.3 million for the nine months ended September 30, 2022, compared to $144.8 million for the same period in 2021. The $22.4 million decrease in cash provided by operating activities was primarily due to the timing of collections and payments associated with our accounts receivable, accounts payable and accrued liabilities, and an increase in payments for compensation related accruals, which was partially offset by timing of spending for inventory purchases during the nine months ended September 30, 2022, compared to the same period in 2021.

Cash Flows from Investing Activities
Cash used in investing activities was $114.2 million for the nine months ended September 30, 2022, compared to $110.4 million for the same period in 2021, or a $3.8 million increase. During the nine months ended September 30, 2021, cash used in investing activities increased by $22.3 million, as a result of payments of $195.3 million in connection with the acquisition of Simplify Medical and the associated regulatory milestone being met, offset by proceeds of $173.0 million from sales and maturities of marketable securities. This net decrease was partially offset by increases in cash used in investing activities of $26.6 million from increases for purchases of property and equipment and strategic investments of $21.5 million and $5.2 million, respectively, in the nine months ended September 30, 2022.
Cash Flows from Financing Activities
Cash used in financing activities was $10.2 million for the nine months ended September 30, 2022, compared to $654.0 million for the same period in 2021. The $643.8 million decrease in cash used in financing activities was primarily due to the $649.4 million payment to settle our Senior Convertible Notes due 2021 during the nine months ended September 30, 2021. This decrease was partially offset by a $7.5 million payment relating to contingent consideration, of which $6.8 million is reflected within our financing activities, and the remainder allocated to our operating activities during the nine months ended September 30, 2022.
Treasury stock purchases related to equity award vesting totaled $5.7 million during the nine months ended September 30, 2022. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.
Senior Convertible Notes
1.00% Senior Convertible Notes due 2023
In June 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually. We may settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of September 30, 2022, we are unaware of any current events or market conditions that would allow holders to convert the 2023 Notes. The 2023 Notes are included within current liabilities in the unaudited Consolidated Balance Sheets.
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

0.375% Senior Convertible Notes due 2025
In March 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 0.375% and a maturity date of March 15, 2025, which we refer to as the 2025 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $437.0 million. Interest on the 2025 Notes began accruing upon issuance and is payable semi-annually. The 2025 Notes may be settled in cash, stock, or a combination thereof, solely at our discretion. It is our current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of our common stock. We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of September 30, 2022, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.
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

Revolving Senior Credit Facility
In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. We did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2021 and September 30, 2022.
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
The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of September 30, 2022, we are in compliance with the 2020 Credit Agreement covenants.
See Note 6, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for more information about the terms of the 2023 Notes, the 2023 Hedge, the 2023 Warrants, the 2025 Notes, the 2025 Hedge, the 2025 Warrants and the 2020 Credit Agreement.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the nine months ended September 30, 2022.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
As of September 30, 2022, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity and Risk
Our exposure to interest rate risk at September 30, 2022 is related to our investment portfolio which consists largely of money market funds of high quality financial institutions. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At September 30, 2022, we do not hold any material asset-backed investment securities and as of September 30, 2022, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of September 30, 2022, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.
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
As of September 30, 2022, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to marketable securities were immaterial during all periods presented.
Market Price Sensitive Instruments
In order to reduce the potential equity dilution associated with our convertible notes, we entered into the 2023 Hedge and 2025 Hedge in connection with the issuances of 2023 Notes and 2025 Notes, respectively, entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2023 Hedge and 2025 Hedge are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge and 2025 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 6, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion.

Foreign Currency Exchange Risk
A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in the United States dollars. However, as our business in markets outside of the United States continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will continue to grow. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen, and the Singapore dollar, has had and could continue to have an adverse effect on our financial results, including our net sales, net sales growth rates, gross margins, income and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. We also have future contingent consideration liabilities denominated in United States dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina that have financial instability or currency controls.
We translate the financial statements of our foreign subsidiaries with functional currencies other than the United States dollar into the United States dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the unaudited Consolidated Statements of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $18.5 million as of the nine months ended September 30, 2022. During the nine months ended September 30, 2022, a gain of $3.7 million was recognized in other expense, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was $(0.1) million on our unaudited Consolidated Balance Sheets as of September 30, 2022. The derivative instruments are recorded in other current assets or other current liabilities in the unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of September 30, 2022. Based on such evaluation, our management has concluded that as of September 30, 2022, the Company’s disclosure controls and procedures are effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2011)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2020)
3.4	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 6, 2012)
3.5	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on May 19, 2014)
3.6	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 1, 2016)
10.1#	Amendment No. 2 to 2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc.
10.2#	Employment Letter dated August 22, 2022 between the Company and Michael Farrington
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

Date: November 9, 2022	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: November 9, 2022	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer