Form 10-K
period 2022-12-31
NUVASIVE INC
filed 2023-02-22
CIK 1142596

fv

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50744
__________________________________________
NUVASIVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0768598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12101 Airport Way Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)
(800) 455-1476
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NUVA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.6 billion as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), based upon the closing sale price for the registrant’s common stock on that day as reported by the Nasdaq Global Select Market. Shares of common stock held by each officer and director on June 30, 2022 have been excluded in that such persons may be deemed to be affiliates.
As of February 20, 2023, there were 52,192,119 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference to portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission not- later than 120 days after December 31, 2022.

NuVasive, Inc.
Annual Report on Form 10-K for the Fiscal Year ended December 31, 2022

PART I
This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements that involve risks, uncertainties, assumptions and other factors which, if they do not materialize or prove correct, could cause our results to differ from historical results or those expressed or implied by such forward-looking statements. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believes”, “estimates”, “predicts”, “potential”, “intends”, or “continues” (or the negative of those words and other comparable words). Forward-looking statements include, but are not limited to, statements about:
•the proposed merger with Globus Medical, Inc., or Globus Medical;
•the value proposition of our products and procedural solutions;
•our intentions, beliefs and expectations regarding our net sales, expenses, operations and future financial performance;
•our operating results;
•our plans for future product development and enhancements of existing products and solutions;
•anticipated growth and trends in our business;
•third-party reimbursement policies and practices;
•the timing of and our ability to maintain and obtain regulatory clearances or approvals;
•our belief that our cash, cash equivalents and investments will be sufficient to satisfy our anticipated obligations;
•the impact of global economic conditions and public health crises and epidemics, such as inflation and the COVID-19 pandemic, on our business and industry;
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

This Annual Report and the documents incorporated by reference into this Annual Report may refer to trademarks, such as one or more of: Absolute Responsiveness, Advanced Materials Science, Affix, Armada, AttraX, Bendini, Brigade, C360, Coalesce, Cohere, CoRoent, DBR, ExtenSure, Gradient Plus, Halo, iGA, Lessray, Leverage, MAGEC, MAS, Maxcess, Mod-Ex, Modulus, NuvaLine, NuvaMap, NuVasive, NVM5, Osteocel, P360, Precept, Precice, Propel, Pulse, Radian, Reline, Speed of Innovation, SpheRx, The Better Way Back, Traverse, Triad, VuePoint, X360, X-Core, XALIF, XFixation, and XLIF, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. This Annual Report may also include trademarks owned by other parties, and all other such trademarks mentioned in this Annual Report are the property of their respective owners.
Item 1.    Business
Overview
We are a global medical technology company focused on developing, manufacturing, selling and providing procedural solutions for spine surgery, with a guiding purpose to transform surgery, advance care and change lives. We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures. For the year ended December 31, 2022, we generated net sales of $1.2 billion, including sales in more than 50 countries.
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
•our comprehensive fixation systems, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures;
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
We intend to continue development on a wide variety of innovation projects to advance our leadership position in less-invasive spine surgery, increase our product offerings and solutions for traditional spine surgery procedures, and further our enabling technologies portfolio. We expect to continue to invest in the Pulse platform to support our global commercialization plan for the technology and build-out the platform to enable further improvement of the spine care pathway. Our goal is to use technology and data to make spine surgery more intelligent, and we are investing to develop and expand the Pulse platform to include applications and technologies designed to improve pre-operative treatment selection and planning and post-operative workflow and analytics, as well as intra-operative surgical automation and robotics. In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden our participation along the spine care continuum, as well as opportunities outside of traditional spine. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities which advance our strategy to make spine surgery more intelligent.
Our primary corporate offices are located in Broomfield, Colorado and San Diego, California. At our San Diego campus, we also maintain a state-of-the-art cadaver operating theatre and research and development labs designed to accommodate the training of spine surgeons through our Clinical Professional Development education programs. In addition, we have surgeon training and education facilities in the New York Metropolitan area, and internationally in Singapore and Amsterdam. Our location in Amsterdam also serves as our international headquarters. Our primary distribution and warehousing operations are located in our facility in Memphis, Tennessee, which due to its proximity to overnight third-party transporters, helps facilitate rapid delivery of our products and surgical instruments for surgeries. Additionally, our primary manufacturing facility, which produces spinal implants and fixation products, is located in West Carrollton, Ohio.
Proposed Merger with Globus Medical
On February 8, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Globus Medical and Zebra Merger Sub, Inc., a wholly-owned subsidiary of Globus Medical, or Merger Sub. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into NuVasive, referred to as the Merger, with NuVasive surviving the Merger as a wholly-owned subsidiary of Globus Medical, such transaction referred to as the Combination.
The closing of the Combination is subject to certain customary conditions, including the approval of both parties’ stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. For more information, see Note 12, Subsequent Events, in the Notes to the Consolidated Financial Statements included in this Annual Report.
COVID-19 Impact on Our Business
The COVID-19 pandemic significantly impacted our business and results of operations in fiscal years 2020, 2021 and 2022. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. In addition, many government agencies in conjunction with hospitals and healthcare systems deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we experienced a significant reduction in procedural volumes as hospital systems and/or patients deferred spine surgery procedures.

Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. Notwithstanding COVID-19, we continued to train and educate surgeons on our products and less-invasive surgical techniques through live and virtual settings. Further, we remained focused on developing innovative solutions and enabling technologies to drive increased adoption of less-invasive surgery, including the commercialization of the Simplify Cervical Disc for cTDR procedures and the Pulse platform in 2021. While many countries have removed or reduced the restrictions initially implemented in response to COVID-19, the pandemic continues to evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines and treatments, future resurgences of the virus and its variants, the imposition of government lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.
Our Strategy
We continue to pursue the following strategies in order to improve our competitive position and grow our business:
•Advance our Position in Less-Invasive Spine Surgery. We believe that surgeons, providers and patients will continue to recognize the benefits of less-invasive surgical techniques and our procedurally integrated solutions will promote better clinical, financial, and operational outcomes. It has been demonstrated clinically that XLIF and other less-invasive procedures facilitated by our procedurally integrated solutions decrease trauma and blood loss, and lead to faster overall patient recovery times compared to traditional, open spine surgery procedures. We believe our solutions have the potential to dramatically improve the clinical results of spine surgery and drive better reproducibility through enabling technologies. Because of this belief, we dedicate significant resources to researching clinical outcomes data as well as educating surgeons, providers and patients on the benefits of our products, and we intend to continue to capitalize on the growing demand for less-invasive surgical procedures.
•Continue to Develop Innovative Solutions and Broaden our Portfolio of Offerings. One of our core competencies is our ability to rapidly develop and commercialize innovative spine surgery solutions to fulfill unmet clinical needs while improving clinical, financial, and operational outcomes. In the past several years, we have introduced a continual flow of new products and product enhancements for spinal fusion surgery, including a broader portfolio of offerings for traditional, open surgery procedures. Following our acquisition of Simplify Medical Pty Limited, or Simplify Medical, in February 2021, we also offer motion-preserving cervical artificial disc technology for cTDR procedures. With our comprehensive portfolio of product and service offerings, we can offer our customers procedural solutions for the cervical, thoracic and lumbar spine, and for various surgical approaches that distinguishes us from traditional spine implant companies. As part of this strategy, we must continue to vigorously protect and defend the intellectual property related to our innovative products.

•Strengthen Proceduralization Supported by Enabling Technologies and Surgeon Education. We believe through continued innovation and a focus on providing comprehensive procedural solutions integrated with enabling technologies for our customers, we will simultaneously increase our market share and improve patient care. In 2019, we launched the X360 portfolio, a comprehensive lateral approach to single-position surgery that leverages advanced techniques and technologies to deliver patient specific-care while enhancing operating room workflow and efficiency. In 2020, we launched the C360 portfolio, a comprehensive procedurally integrated solution to anterior and posterior cervical spine surgery. In 2021, we acquired Simplify Medical and incorporated the Simplify Cervical Disc into our C360 portfolio. In addition, in the third quarter of 2021, we launched the Pulse platform, which together with other enabling technology, establishes the foundation for our strategy to use data and technology to make spine surgery more intelligent. The Pulse platform is a software ecosystem that integrates multiple hardware technologies, including: radiation reduction, imaging enhancement, rod bending, navigation, IONM, and spinal alignment tools. The Pulse platform provides surgeons with integrated technologies that can enable faster decision-making and streamline operating room workflow. In 2022, we launched the P360 portfolio, a comprehensive solution for surgery from the prone position, including the NuVasive Tube System. These and other launches of procedural systems and enhancements to existing solutions which integrate enabling technologies expand the ability of surgeons to use our products in a variety of surgical approaches and procedures for the spine. We believe that our surgeon education and training program is a strategic differentiator for us, and our Clinical Professional Development team has developed comprehensive, in-person training labs and virtual content to demonstrate the benefits of our innovative products and procedures. Education and training of surgeons will continue to be a focus as we advance our less-invasive solutions integrated with enabling technology.
•Expand the Reach of Our Sales Force and Drive Growth Globally. We believe there is significant opportunity for us to further penetrate existing markets and to enter new markets by increasing the size and geographic scope of our sales force, particularly in international markets. Our global sales force consists of a mix of directly employed and independent sales representatives who are responsible for particular geographic regions. Outside of the United States, or U.S., we also utilize third-party distributors. We expect to expand into new geographic territories and to deepen our penetration in existing territories in the U.S. Internationally, we intend to make investments in infrastructure in order to better support existing markets and to drive expansion into new markets.
•Selectively License or Acquire Complementary Products and Technologies. In addition to building our company through internal product development and global expansion efforts, we intend to selectively license or acquire complementary products and technologies and enter into strategic relationships designed to keep us on the forefront of innovation and to pursue opportunities that allow us to expand our presence in international markets. Over the past several years, we have acquired companies and technologies to grow our product portfolio, enter new market segments, expand our international presence, and enhance our enabling technology platforms. In furtherance of our enabling technology strategy, we entered into a Spine Precision Partnership with Siemens Healthineers in 2018 to advance operating room workflow efficiency and provide increased precision in the delivery of minimally-disruptive spine surgery technologies through the integration of our Pulse platform with Siemens Healthineers’ mobile 3D C-arm, Cios Spin. In 2021, we expanded and differentiated our cervical portfolio through the acquisition of Simplify Medical, allowing us to address one- and two-level cTDR procedures with the Simplify Cervical Disc. By acquiring complementary products, entering into strategic relationships, and executing on domestic and international footprint expansion opportunities, we believe we can leverage our expertise of bringing new products to market that are intended to improve patient outcomes, simplify or better integrate techniques, reduce hospitalization and rehabilitation times across the globe, and, as a result, reduce overall costs to the healthcare system and continue to grow our global presence.
•Provide Intraoperative Neuromonitoring Capabilities. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IONM. We believe our proprietary neuromonitoring platform is a differentiator in the market and is unique in its ability to provide information about the directionality and proximity of nerves. Through our NuVasive Clinical Services, or NCS, subsidiary, we have expanded the scale of our IONM services business and solidified our position as one of the largest providers of outsourced IONM services and are driving increased utilization of our neuromonitoring platform.

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
We believe the market for procedurally integrated spine surgery solutions will continue to grow over the long term, and we also believe our market share will increase, because of the following market dynamics:
•Demand for Surgical Alternatives with Less Tissue Disruption. As has been demonstrated in other surgical markets, we anticipate the broader acceptance of less-invasive surgical treatments with reduced tissue disruption and patient trauma will result in increased demand.
•U.S. Population Demographics. The population segment most likely to experience back pain is expected to increase as a result of aging “baby boomers” (people born between 1946 and 1965). This large population segment is expected to increasingly demand a quicker return to activities of daily living following surgery.
•Access to Care in Emerging Markets. Healthcare reforms in many emerging markets are expanding access to treatments to a greater proportion of their populations, which is expected to continue to drive strong increases in demand for healthcare-related product volumes. Increasing economic affluence in key developing regions will further drive demand for healthcare treatments.
•Vendor/Hospital Consolidation. Given the continued economic pressures facing hospitals and healthcare systems, we anticipate broader consolidation of vendors in the spine space. We believe we are well-positioned to benefit from this vendor consolidation given our size, scale and breadth of our portfolio.
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
Our products and technology facilitate less-invasive applications of the following spine surgery procedures, among others:
•Decompression, which is removal of a portion of bone or disc from over or under the nerve root to relieve impingement of the nerve;
•Lumbar and thoracic fusion procedures in which the surgeon approaches the spine through the patient’s back (posterior), side (lateral) or abdomen (anterior);
•Cervical fusion procedures, for either the posterior occipito-cervico-thoracic region or the anterior cervical region, and motion-preserving cTDR procedures; and
•Complex cases involving adult and pediatric spinal deformity, trauma and tumor patients.
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
Intraoperative Neuromonitoring Services
Through our NCS subsidiary, we provide onsite and remote monitoring of the neurological systems of patients undergoing spinal and brain-related surgeries. Monitoring the health of the nervous system during spinal surgery has been a key component of our strategy of product differentiation since early in our development. Over time, surgeon and hospital demand for neuromonitoring has increased along with the advancement of technologies and techniques used in IONM. Our neurophysiologists are present in the operating room during procedures and work in partnership with supervising physicians who remotely oversee and interpret neurophysiological data gathered via broadband transmission over the internet. Through this service, data can be analyzed in real-time by healthcare professionals for additional interpretation of intraoperative information and oversight, which we believe further improves the safety and reproducibility of spine surgery procedures.

Enabling Technology
The integration of enabling technology into our procedural offerings is integral to our strategy. Our investment in enabling technology is focused on our Pulse platform which is designed to further improve clinical, financial, and operational outcomes of spine surgery. Pulse integrates multiple hardware technologies into a single unit of capital equipment with two fixed screens in the operating room. We have incorporated into the Pulse platform existing technologies in our portfolio, including IONM, rod bending, and Lessray image enhancement, which is designed to help surgeons and hospital staff manage radiation exposure by using digital imaging processing technology to generate high resolution images of the surgical field from low resolution images. Pulse also includes navigation, spinal alignment tools, and other features designed to improve operating room workflow for all spine cases. Pulse seeks to facilitate and optimize clinical decision making while maintaining surgeon control through integrated technologies that inform one another—producing a seamless and efficient workflow. Pulse is designed to increase safety, efficiency, and surgical procedure reproducibility, while addressing some of the most common clinical challenges in spine surgery. Pulse offers wireless device capabilities, allowing connectivity and control of the Pulse platform from all members of the surgical team in the operating room. Its extensible architecture can support future surgical applications as we continue to invest and develop this technology platform. Further, our goal is to use technology and data to make spine surgery more intelligent, and we are investing to develop and expand the Pulse platform to include applications and technologies designed to improve pre-operative treatment selection and planning and post-operative workflow and analytics, as well as intra-operative surgical automation and robotics.
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
International
As the spine market shifts towards less-invasive surgery and international access to healthcare increases, it should provide us with an opportunity for accelerated growth outside the U.S. Because our procedurally integrated solutions and technologies treat similar pathologies around the world, we are focused on expanding our operations in select international markets. We are investing to tailor our products and technologies to meet varying international patient, surgeon and market requirements. We are also investing in our global infrastructure to adapt alternative distribution channels, to support differing language and customer service requirements, and to provide training and surgeon education in our surgical techniques, instruments, products and technologies to our international customers. We intend to continue to make targeted investments in select international markets in order to increase our commercial reach outside of the U.S. Our international net sales, which exclude Puerto Rico, were $276.1 million, or 23%, of total net sales for the year ended December 31, 2022.
Sales and Marketing
In the U.S., we currently sell our procedurally integrated solutions through a combination of exclusive and non-exclusive independent sales representatives and directly-employed sales force. Each member of our U.S. sales force is responsible for a defined territory, with our exclusive independent sales representatives acting as our sole representative in their respective territories. The determination of whether to engage a directly-employed sales representative or an independent sales representative is made on a territory–by-territory basis, with a focus on aligning the sales team with the best skills and experience with local surgeons’ needs. Our international sales force is comprised of directly-employed sales representatives, as well as distributors and independent sales representatives. Directly-employed sales representatives make up the majority of our overall sales force.
Surgeon Training and Education
We devote significant resources to training and educating surgeons regarding the safety and reproducibility of our surgical techniques and our procedurally integrated solutions. Our surgeon education and training program is led by our Clinical Professional Development team, and integrates surgical training with professional development and enables us to introduce surgeons to our less-invasive approaches to spine surgery. At our campus in San Diego, California, we maintain our West Coast Experience Center, including a state-of-the-art cadaver operating theatre and research and development labs to help educate and train surgeons. In September 2021, we expanded our Clinical Professional Development program with the opening of our East Coast Experience Center in Englewood, New Jersey. At this facility, we host competency-based courses and cadaveric trainings on our procedurally integrated solutions and maintain a dedicated demonstration lab to showcase our Pulse platform. Internationally, we provide surgeon training and education in Amsterdam, the Netherlands, to support surgeons primarily within the European region. In June 2022, we opened our Singapore Experience Center to support the Asia-Pacific region. Additionally, we offer educational and training courses globally through in-person formats and via virtual content, including through virtual conferences, video and social channels, to demonstrate the benefits of our innovative products and procedures.
Manufacturing and Supply
We manufacture a substantial portion of our implant products in our facility in West Carrollton, Ohio. We also maintain a network of third-party suppliers for certain implants and surgical instruments. Our outsourcing strategy is targeted at companies that meet U.S. Food and Drug Administration, or FDA, International Organization for Standardization, or ISO, and quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a supplier qualification, performance management and corrective action program intended to ensure that all of our product requirements are met or exceeded.
Our products are inspected, packaged and labeled, as needed, at our qualified suppliers or at our facilities in Memphis, Tennessee, West Carrollton, Ohio, and Aliso Viejo, California. Under our existing contracts with third-party manufacturers, we reserve the right to inspect and assure conformance of each product and product component to our specifications.

We currently rely on several tissue banks as our suppliers of allograft tissue implants, including for our Osteocel Plus and Osteocel Pro product lines. Like our relationships with our device manufacturing suppliers, we subject our tissue processing suppliers to the same quality criteria in terms of selection, qualification, and verification of processed tissue quality upon receipt of goods, as well as hold them accountable to compliance with FDA regulations, state requirements, and voluntary industry standards (such as those put forward by the American Association of Tissue Banks).
We rely on two suppliers for PEEK, which comprises many of our partial vertebral body replacement and interbody product lines. We also work with a limited number of suppliers for certain components of our enabling technology and IONM platforms and continue to develop redundancies for critical components within those supply chains.
We continue to experience global supply chain disruptions caused by the COVID-19 pandemic and other macroeconomic conditions. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability, longer shipping and delivery times, and in some cases, higher costs. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised.
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

Patents
As of December 31, 2022, we had over 1,500 issued patents and pending applications world-wide, including over 750 issued U.S. patents. Our issued patents and pending applications cover, among other things:
•Surgical access instrumentation and methodology, relating to our XLIF and X360 procedures and aspects thereof, as well as technologies and methods related to our C360 portfolio;
•Artificial discs, including the Simplify Cervical Disc and related instrumentation;
•Neurophysiology enabled instrumentation and methodology, including pedicle screw test systems, software hunting algorithms, navigated guidance, rod bending and surgical access systems;
•Spinal implants and related instrumentation and targeting systems;
•Biologics, including Osteocel Plus and Osteocel Pro, Formagraft and AttraX;
•Magnetic technology for non-invasive distraction of an implanted device, including the MAGEC technology platform;
•Digital imaging processing technology that generates high resolution images of the surgical field from low resolution scans, including the Lessray technology platform;
•Porous PEEK technology, included in our Cohere and Coalesce spinal implants; and
•Surgical navigation and robotics technology.
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
Trademarks
As of December 31, 2022, we had over 400 trademark registrations in both domestic and foreign regions.
Competition
Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. In our core spine business, our significant competitors are Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and ZimVie, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller spine companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix Medical, Alphatec Holdings and others. With respect to our neuromonitoring and other enabling technologies, we primarily compete with Medtronic and Globus Medical. Our NCS subsidiary competes with SpecialtyCare, numerous smaller and regional neuromonitoring companies as well as insourced neuromonitoring functions operated by hospitals. Our NSO subsidiary competes with divisions of traditional orthopedics companies, including Stryker Orthopedics and Smith & Nephew, as well as Orthofix Medical and other smaller companies that offer specialized orthopedics solutions.
The U.S. Government Regulation
Our products are medical devices and human tissue products subject to extensive regulation by the FDA and other regulatory bodies both inside and outside of the U.S. Each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, storage, labeling, marketing and distribution of our products.

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
Human Cell, Tissue, and Cellular and Tissue Based Products
Our allograft products, including our Triad and ExtenSure, and our Osteocel Plus, Osteocel Pro, and Propel products, are regulated by the FDA as Human Cell, Tissue, and Cellular and Tissue Based Products. FDA regulations do not currently require these minimally manipulated human tissue-based products to be subjected to a premarket approval or premarket notification process before they can be legally marketed if they are deemed to meet the requirements of a “361” product under the Public Health Safety Act.
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
Continuing FDA Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These regulatory requirements could include, but are not limited to, the following:
•device listing and establishment registration;
•adherence to the Quality System Regulation which requires stringent design, testing, control, documentation and other quality assurance procedures;
•labeling requirements and FDA prohibitions against the promotion of off-label uses or indications;
•adverse event reporting;

•post-approval restrictions or conditions, which could include post-approval clinical trials or other required testing;
•post-market surveillance requirements;
•the FDA’s recall authority, whereby it can ask for, or require, the recall of products from the market; and
•requirements relating to voluntary corrections or removals.
Failure to comply with applicable regulatory requirements can result in fines and other enforcement actions by the FDA, which could adversely impact our business.
We are also subject to announced and unannounced inspections by the FDA, the California Food and Drug Branch, American Association of Tissue Banks, as well as other regulatory agencies overseeing the implementation and adherence of applicable state and federal device and tissue licensing regulations. These inspections may include our manufacturing and subcontractors’ facilities.
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
Federal False Claims Act
The Federal False Claims Act (in particular its “qui tam” or “whistleblower” provisions) allows private individuals to bring actions in the name of the U.S. government alleging that a defendant has made false claims for payment from federal funds. In addition, various states are considering enacting or have enacted laws modeled after the Federal False Claims Act, penalizing false claims against state funds.
Health Insurance Portability and Accountability Act
Under the Health Insurance Portability and Accountability Act of 1996, as was amended in 2005 and in 2009, or HIPAA, a Covered Entity is required to adhere to certain requirements regarding the use, disclosure and security of protected health information, or PHI. In the past, HIPAA has generally affected us indirectly, as NuVasive is generally neither a Covered Entity nor a Business Associate, as further defined under HIPAA, to Covered Entities, except that our provision of IONM services through various subsidiaries may create a Business Associate relationship; additionally, we treat our IONM service business and Puerto Rico subsidiary as a Covered Entity. Regardless of Covered Entity status under HIPAA, in those cases where patient data is received, NuVasive is committed to maintaining the security and privacy of PHI. The potential for enforcement action against us is now greater, as the U.S. Department of Health and Human Services, or HHS, can take action directly against Business Associates. Thus, while we believe we are and will be in compliance with all required HIPAA standards, there is no guarantee that the government will agree. Enforcement actions can be costly and interrupt regular operations of our business.

Foreign Corrupt Practices Act
The U.S. and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the Foreign Corrupt Practices Act, or FCPA. The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. If the U.S. or another foreign governmental authority were to conclude that we are not in compliance with applicable laws or regulations, such governmental authority can impose fines, delay or suspend regulatory clearances, institute proceedings to detain or seize our products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and can recommend criminal prosecution to the U.S. Department of Justice. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. We are also potentially subject to the UK Bribery Act, which would also subject us to the imposition of civil and criminal fines. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.
Physician Payments Sunshine Act of 2009 (Sunshine Act)
The Sunshine Act was enacted into law in 2010 and requires public disclosure to the U.S. government of payments to physicians and teaching hospitals, including in-kind transfers of value such as free gifts or meals. The Act also provides penalties for non-compliance. The Sunshine Act requires that we file an annual report on March 31 of a calendar year for the transfers of value incurred for the prior calendar year. This law, along with various international and individual state reporting requirements, such as in Massachusetts and Vermont, increases the possibility that a healthcare company may run afoul of one or more of the requirements.
Compliance Program
A compliance program is a set of internal controls established by a company to prevent and/or detect any non-compliant activities and to address properly those issues that may be discovered. The U.S. government has recommended that healthcare companies, among others, develop and maintain an effective compliance program to reduce the likelihood of any such non-compliance by the company, its employees, agents and contractors. In addition, some states, such as Massachusetts and California, now require certain healthcare companies to have a formal compliance program in place in order to do business within the state. For years, we have maintained a compliance program structured to meet the requirements of the federal sentencing guidelines for an effective compliance program and the model compliance program guidance promulgated by HHS over the years. Our program includes, but is not limited to, a Code of Conduct, designation of a compliance officer, oversight by a designated committee of our Board of Directors, policies and procedures, a confidential disclosure method (a hotline), and conducting periodic compliance audits.
Foreign Government Regulation
Sales of medical devices outside the U.S. are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that of the FDA, and the requirements may differ.
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

The European Union has also adopted the EU Medical Device Regulation, or MDR, which replaced existing directives and imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. Effective May 2021, medical devices marketed in the European Union require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive, or MDD, before May 2021, may be placed on the market until May 2024. In February 2023, the European Parliament approved a proposal by the European Commission which further extends the transition period from May 2024 to December 2027 or December 2028, depending on the device classification. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.
Following a national referendum and enactment of legislation by the government of the United Kingdom, or the UK, the UK formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation, and a governance framework, including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the European Union, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Further, pursuant to guidance issued by the UK Government, the Medicines and Healthcare products Regulatory Agency, or MHRA, became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark referred to as UKCA, or UK Conformity Assessed, has also been introduced and will replace the CE conformity mark in the UK. UK Approved Bodies designated by the MHRA will conduct conformity assessments against applicable requirements of the UKCA mark. Obtaining the UKCA conformity mark is optional from January 2021 and will have rolling requirements for MDD/MDR certified devices through 2027. Although CE conformity marking and certificates issued by Notified Bodies will continue to be recognized in the UK through 2027, all medical devices were required to be registered with the MHRA as of January 1, 2021 in accordance with the provided grace period depending on the product risk classification. Additionally, for manufacturers based outside of the UK, a single UK Responsible Person with a place of business in the UK must be established. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.
In 2014, the Japanese government made revisions to the Pharmaceutical Affairs Law (now called PMD Act) that made significant changes to the preapproval regulatory systems. These changes have - in part - stipulated that, in addition to obtaining a manufacturing or import approval from the Ministry of Health, Labor and Welfare, certain low-risk medical devices can now be evaluated by third-party organizations. Based on the risk-based classification, manufacturers are provided three procedures for satisfying the PMD Act requirements prior to placing products on the market: Pre-market Submission, or Todokede; Pre-market Certification, or Ninsho; and Pre-market Approval, or Shonin. NuVasive markets devices in Japan that are assessed by both government entities and third-party organizations using all three procedures in place for manufacturers. The level of review and time line for medical device approval depends on the risk-based classification and subsequent regulatory procedure that the medical device is aligned based on assessment against the current PMD Act. Manufacturers must also obtain a manufacturing or import license from the prefectural government prior to importing medical devices. We also pursue authorizations required by the prefectural government as required.
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

Third-Party Reimbursement
Broadly speaking, payer pushback on spine surgery and IONM services in the U.S. has increased in the recent past, and we believe this has had an overall dampening effect on spine procedure volumes and prices.
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
Independent of the coding status, third-party payers may deny coverage based on their own criteria, including if they feel that a device or procedure is not well established clinically, is not the most cost-effective treatment available, or is used for an unapproved indication. At various times in the past, certain insurance providers have adopted policies of not providing reimbursement for the XLIF procedure. We have worked with our surgeon customers and NASS who, in turn, have worked with these insurance providers to supply the information, explanation and clinical data they require to categorize the XLIF procedure as a procedure entitled to reimbursement under their policies. At present, most major health insurance companies in the U.S. provide reimbursement for XLIF procedures.
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
Payment amounts are established by government and private payer programs and are subject to fluctuations, which could impact physician practice behavior. Third-party payers are increasingly challenging the prices charged for a wide range of medical products and services, including those in spine and IONM where we participate.
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
In the U.S., as a result of healthcare reform, third-party payers are increasingly required to demonstrate they can improve quality and reduce costs; we accordingly see an increase in pre-approval/prior authorizations and non-coverage policies citing higher levels of evidence required for medical therapies and technologies. In addition, insured individuals are facing increased premiums and higher out–of-pocket costs for medical coverage, which can lead a patient to delay medical treatment. An increasing number of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the U.S. over the next decade.
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

Human Capital Resources
Workforce Composition
As of December 31, 2022, we had approximately 3,000 employees worldwide. Approximately 2,500 employees were located within the U.S. and 500 employees were located outside of the U.S., primarily throughout Europe and Asia. None of our employees are represented by a labor union. Employees of our wholly-owned subsidiary, NuVasive Netherlands B.V., based in the Netherlands, are covered by a Works Council. In addition to our employees, we partner with independent sales representatives and independent distributors who sell our products in the U.S. and internationally.
In the U.S., our sales force consists of directly employed sales representatives and independent sales representatives who are responsible for particular geographic regions of the country. Outside of the U.S., our sales force consists of directly employed sales representatives, independent sales representatives and independent territory-based distributors. We operate in a highly competitive industry and it is essential that we attract and retain qualified personnel through competitive compensation and benefits and a rewarding work environment in order to achieve our strategic business objectives. In particular, competition for sales talent in the spine industry is significant. Our sales force provides a delivery and consultative service to our surgeon and hospital customers, and our sales representatives often develop long-lasting relationships with the customers they serve. Accordingly, recruiting sales representatives with appropriate expertise, retaining our talent, and incentivizing our sales force is important to our success. We also believe we attract and retain sales talent based on the breadth of our spine product and service offerings, our enabling technologies, our commitment to investing in research and development and our new product innovation pipeline, as well our world-class surgeon training and education program, all of which we believe makes NuVasive a destination of choice for top sales talent.
Compensation and Benefits
We offer competitive benefit packages, supporting our employees as they help to transform spine surgery. This includes encouraging a culture of health by providing wellness programs to best serve our employees and their family members. Our comprehensive benefits package may include competitive pay, annual incentive awards and bonus opportunities, healthcare and retirement benefits, an Employee Stock Purchase Plan, paid time off and sick leave, flexible work arrangements and a wellness program.
Talent Development
We believe that success comes from investing in our people and ensuring our work force is aligned with our cultural mindset—The Cheetah Way. The Cheetah Way is the foundation of our culture that aligns our beliefs, actions, and how we work to fulfill our commitments. The Cheetah Way is how we deliver on our vision to change a patient’s life every minute. To achieve this goal, we devote time and resources to ensure that throughout our organization, employees are familiar with our business, industry and product offerings. Training is offered to new employees which teaches the anatomy and pathologies of the spine and our surgical procedures, and our sales representatives receive additional comprehensive training on our various product offerings. In addition, a key driver of our future growth is our ability to develop leaders. Employees are encouraged to partner with their manager to create individual plans to guide their development path and to incorporate training offerings and resources to support their growth and drive their continued success. Additionally, we regularly conduct talent reviews and succession planning to identify and develop our current and future leaders. We are committed to identifying and developing talent to help those employees accelerate their growth and achieve their career goals.
Employee Engagement and Communication
Our success depends on our employees understanding our vision as well as our strategic goals. This is accomplished through a number of channels, including a global intranet and sales enablement platform, regional and functional meetings, and quarterly updates in global Town Halls with leadership on our progress.
We value open and direct communication with our employees about their experiences. We use a variety of channels to obtain employee feedback, including employee surveys, open forums with leadership, and employee resource groups. Our annual employee engagement survey provides us with actionable data for the overall company and each department and also provides managers with upward feedback on how they are progressing against expectations. Each year, the input received through these mechanisms is used to help evolve our working environment and strengthen our culture.

Diversity and Inclusion
We recognize the value associated with fostering a work environment that is culturally diverse and inclusive and believe that diverse teams stimulate innovation, enhance our understanding of the needs of our customers, and ultimately deliver better results for our stakeholders. As of December 31, 2022, approximately 59% of our total employees were male and approximately 41% were female, and women comprised approximately 33% of our roles at the manager level and above. In addition, as of December 31, 2022, our Board of Directors consisted of nine members, three of whom identified as female and one who identified as having a racial and ethnic background other than white. Our goal is to cultivate a respectful and professional environment where all voices are heard and valued, which is reflected in one of our competencies - leveraging differences. We have dedicated personnel focused on our diversity and inclusion vision and have established a framework for employee resource groups, which aim to highlight the value of diversity, inclusion and engagement, while providing professional development opportunities for employees of all genders, ethnicities and minority groups, backgrounds, experience levels, and locations. As we seek to create a more diverse and inclusive workforce, we have begun to monitor voluntarily disclosed diversity data to review hiring, promotion and attrition overall at the company and at the department level. We also review performance data and promotion and compensation information to ensure fair and objective decision-making. We believe that building diverse teams and leveraging broad perspectives will empower our employees and strengthen our ability to meet the needs of our customers, patients, and communities we serve.
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
Health, Safety, and Wellness
We are committed to the protection of our employees, customers, communities and the environment. Our operations require the use of hazardous materials that subject us to various federal, state, and local environmental and safety laws and regulations. Our key areas of focus include corporate compliance with responsible hazardous waste management, recycling, emergency preparedness, as well as various initiatives to improve our health and safety programs with the goal of reducing and ultimately eliminating serious injuries. Our Environmental, Health & Safety personnel develop global safety practices and procedures, train employees, host annual safety campaigns, and monitor compliance with safety procedures. We have also taken additional measures in response to the COVID-19 pandemic, including remote work arrangements for employees who are able to do so and implementing safety protocols and guidelines as recommended or required by federal, state, local and foreign governments.

We also provide well-being programs that support our employees and their families. For example, we offer an employee assistance program (EAP) to support emotional well-being and a wellness technology platform to help employees stay healthy and productive through virtual fitness classes and recognition awards to promote an active lifestyle.
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
We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, electronically with the Commission. We make these reports available free of charge on our website under the investor relations page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. All such reports were made available in this fashion during 2022.
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
Summary of Risk Factors
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. The primary categories by which we classify risks include those related to: (i) our proposed Combination with Globus Medical, (ii) our business and industry, (iii) our commercial operations and plans for future growth, (iv) litigation and intellectual property, (v) regulatory and compliance, (vi) our financial results and financing needs, and (vi) the securities markets and ownership of our common stock. Set forth below within each of these categories is a summary of the principal factors that make an investment in our common stock speculative or risky.
Risks Related to our Proposed Combination with Globus Medical
•The consummation of the Combination is contingent upon the satisfaction of a number of conditions, including the approval by both parties' stockholders and the expiration or termination of the waiting period under the HSR Act, that may be outside of our or Globus Medical’s control and that we and Globus Medical may be unable to satisfy or obtain, or which may delay the consummation of the Combination or result in the imposition of conditions that could reduce the anticipated benefits from the Combination or cause the parties to abandon the Combination.
•Uncertainty about the Combination may adversely affect relationships with our customers, sales representatives, suppliers, partners, consultants, and employees, whether or not the Combination is completed.
•Restrictions under the Merger Agreement may adversely affect our business and operations.
•If the Combination is consummated, the combined company may not perform as we or the market expects and we may fail to realize the anticipated benefits of the Combination, which could have an adverse effect on the price of Globus Medical’s Class A common stock that our current stockholders will receive as merger consideration in the Combination.

•The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Globus Medical.
•Litigation may arise in connection with the Combination, which could be costly, prevent consummation of the Combination, divert management’s attention and otherwise materially harm our business.

•Approximately 74% of the outstanding voting power of Globus Medical common stock is currently held by David Paul, the Executive Chairman of Globus Medical, and certain of his affiliates, and following consummation of the Combination, Mr. Paul and his affiliates are expected to hold approximately 65% of the outstanding voting power of the combined company.
Risks Related to Our Business and Industry
•Global macroeconomic conditions, including inflation, supply chain disruptions, and fluctuations in foreign currency exchange rates, could continue to adversely affect our operations and profitability.
•We are subject to risks associated with public health threats, including the COVID-19 pandemic, which has had, and may continue to have, a material adverse effect on our business.
•To be commercially successful, we must effectively demonstrate to surgeons and hospitals the value proposition of our products and procedural solutions compared to those of our competitors.
•We operate in a highly competitive market segment that is subject to rapid change, and if we are unable to compete successfully, our sales and operating results may suffer.
•Third-party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.
•Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.
•Quality or safety issues affecting our products could harm our reputation, result in liability and adversely impact our business.
•Our IONM business exposes us to risks inherent with the sale of services.
Risks Related to our Commercial Operations and Plans for Future Growth
•If we are unable to maintain and expand our network of direct and independent sales representatives and third-party distributors, we may not be able to generate anticipated sales.
•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
•Our reliance on a limited number of suppliers, manufacturers and vendors could limit our ability to meet demand for our products in a timely manner or within our budget.
•Manufacturing risks may adversely affect our ability to manufacture products and could reduce our gross margins and negatively affect our operating results.
•The loss of key employees, or our inability to recruit, hire and retain skilled and experienced personnel, could negatively impact our ability to effectively manage and expand our business.
•Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.
Risks Related to Litigation and Intellectual Property
•Defending against litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, and if we are unsuccessful, we may be obligated to pay damages and halt sales of our products.
•We are currently, and may in the future be, subject to claims and lawsuits that could cause us to incur significant legal expenses and result in harm to our business.
•Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.

•If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.
•Third parties may assert ownership or commercial rights to inventions we develop.
•If personal injury lawsuits are brought against us, our business may be harmed, and we may be required to pay damages that exceed our insurance coverage.
Risks Related to Regulatory and Compliance
•We are subject to rigorous FDA and other governmental regulations regarding the development, manufacture, and sale of our products and we may incur significant expenses to comply with these regulations and develop products that satisfy these regulations.
•Failure or alleged failure to comply with FDA and other governmental regulations can result in investigations and other regulatory proceedings, which are expensive and could divert management attention.
•We are subject to federal, state and foreign fraud and abuse laws and health information privacy and security laws, which, if violated, could subject us to substantial penalties.
•We may fail to obtain or maintain foreign regulatory approvals to market our products in other countries.
•If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.
•The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
•If we or our suppliers fail to comply with the FDA’s quality system regulations, ISO or other applicable regulations and standards, the manufacture and processing of our products could be delayed or interrupted and we may be subject to an enforcement action by the FDA or other government agencies.
•Our relationships with physicians could be subject to additional scrutiny from regulatory enforcement authorities and could subject us to possible administrative, civil or criminal sanctions.
Risks Related to Our Financial Results and Need for Financing
•We may be unable to grow our net sales or earnings as anticipated, which may have a material adverse effect on our future operating results.
•We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
•We may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.
Risks Related to the Securities Markets and Ownership of Our Common Stock
•We expect that the price of our common stock will fluctuate substantially, potentially adversely affecting the ability of investors to sell their shares.
•Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
•We do not intend to pay cash dividends.

Risk Factors
Risks Related to Our Proposed Combination with Globus Medical
The consummation of the Combination is contingent upon the satisfaction of a number of conditions that may be outside of our or Globus Medical’s control and that we and Globus Medical may be unable to satisfy or obtain, or which may delay the consummation of the Combination or result in the imposition of conditions that could reduce the anticipated benefits from the Combination or cause the parties to abandon the Combination.
Consummation of the Combination is contingent upon the satisfaction of a number of conditions, some of which are beyond our and Globus Medical’s control, including, among others:
•the adoption of the Merger Agreement by our stockholders;
•the approval by Globus Medical’s stockholders (which include the Executive Chairman of Globus Medical, who together with certain of his affiliates control approximately 74% of the outstanding voting power of Globus Medical's outstanding common stock) of the issuance of shares of Globus Medical Class A Common Stock in connection with the Combination, referred to as the Issuance;
•the absence of any law or order prohibiting consummation of the Merger;
•Globus Medical’s registration statement on Form S-4 with respect to the Globus Medical Class A common stock to be issued in connection with the Merger having been declared effective by the Commission; and
•the expiration or termination of the applicable waiting period under the HSR Act;
Each party’s obligation to complete the Combination is also subject to certain additional conditions, including:
•subject to certain exceptions, the accuracy of the representations and warranties of the other party;
•performance in all material respects by the other party of its obligations under the Merger Agreement; and
•the absence of a material adverse effect on the other party since February 8, 2023.
These conditions to the closing of the Combination may not be fulfilled in a timely manner or at all, and, accordingly, the Combination may not be completed. In addition, each of Globus Medical and NuVasive may terminate the Merger Agreement under certain specified circumstances, including but not limited to, if (1) the Merger is not completed by October 8, 2023, subject to two additional two-month extensions by us or Globus Medical in certain circumstances in the event that the expiration or termination of the applicable waiting period under the HSR Act, has not been obtained or a legal restraint under anti-trust law is in effect, or (2) the required approval of Globus Medical’s or our stockholders is not obtained. In addition, Globus Medical may terminate the Merger Agreement if our Board of Directors changes its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement, and we may terminate the Merger Agreement if Globus Medical’s stockholders fail to approve the Issuance. If the Merger Agreement is terminated, either party may be required to pay the other party a termination fee of up to $120 million under certain circumstances.
As a condition to granting the required clearance under the HSR Act, the Federal Trade Commission may impose limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Combination. Such conditions or changes and the process of obtaining the required clearance under the HSR Act could, among other things, have the effect of delaying completion of the Combination or of imposing additional costs or limitations on the combined company following the Combination, any of which may have an adverse effect on the combined company following the Combination.
We and Globus Medical may also be subject to lawsuits challenging the Combination, and adverse rulings in these lawsuits may delay or prevent the Combination from being completed or require us or Globus Medical to incur significant costs to defend or settle these lawsuits. Any delay in completing the Combination could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Combination is successfully completed within its expected time frame.

Failure to realize the anticipated benefits of the Combination, delay in realizing those benefits, or significant challenges in integrating with Globus Medical.
We and Globus Medical have operated and, until the completion of the Combination, will continue to operate, independently. The success of the Combination, including anticipated benefits and cost savings, will depend, in part, on our and Globus Medical’s ability to successfully integrate our respective operations in a manner that results in various benefits and that does not materially disrupt existing business and strategic relationships or result in decreased net sales due to loss of sales representatives or customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company. The diversion of management’s attention and any delays or difficulties encountered in connection with the Combination and the integration of our and Globus Medical’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company. If we experience difficulties in the integration process, including those listed above, we may not fully realize the anticipated benefits of the Combination in a timely manner or at all.
Uncertainty about the Combination may adversely affect relationships with our customers, sales representatives, suppliers, partners, consultants, and employees, whether or not the Combination is completed.
In response to the announcement of the Combination, our existing or prospective customers, sales representatives, suppliers, partners, consultants, and employees may:
•delay, defer, or cease entering into a business relationship with us or the combined company;
•terminate their relationships with us or the combined company;
•delay or defer other decisions concerning us or the combined company; or
•seek to change the terms on which they do business with us or the combined company.
•Any such delays or changes to terms could materially harm our business or, if the Combination is completed, the business of the combined company.
Losses of customers, sales representatives, suppliers, consultants and employees or other important strategic relationships could have a material adverse effect on our business, financial condition and results of operations. Such adverse effects could also be exacerbated by a delay in the completion of the Combination for any reason, including delays associated with obtaining the requisite regulatory approval under the HSR Act or the approvals of our stockholders and/or Globus Medical’s stockholders.
As a result of the Combination, our current and prospective employees could experience uncertainty about their future with us or the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Globus Medical following the completion of the Combination.
As a result of the Combination, our current and prospective employees could experience uncertainty about their future with us or the combined company, or decide that they do not want to continue their employment with the combined company. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Globus Medical following the completion of the Combination. Losses of officers, key employees or other employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Combination for any reason, including delays associated with obtaining requisite regulatory approvals or the approvals of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Combination, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Combination is consummated, the combined company may be less attractive to current and prospective employees, which could harm the business and prospects of the combined company.
Restrictions under the Merger Agreement may adversely affect our business and operations.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Combination which may adversely affect our ability to execute certain of our business strategies, including, but not limited to, making material acquisitions, disposing of material assets, making capital expenditures in excess of specified amounts, issuing additional capital stock or other equity securities, or incurring additional indebtedness (subject to certain exceptions). These limitations may have adverse effects on our existing or planned relationships with our existing or prospective customers, sales representatives, suppliers, consultants and employees, which could adversely affect our business and operations prior to the completion of the Combination.

If the Combination is consummated, the combined company may not perform as we or the market expects or may fail to realize the anticipated benefits of the Combination, which could have an adverse effect on the price of Globus Medical’s Class A common stock that our current stockholders will own following the completion of the Combination.
If the Combination is consummated, the combined company may not perform as we or the market expects, and we may fail to realize the anticipated benefits of the Combination. Risks associated with the combined company following the Combination include:
•integrating two businesses is a difficult, expensive, and time-consuming process, and the failure to integrate successfully the businesses of our company and Globus Medical would adversely affect Globus Medical’s future results following completion of the Combination;
•it is possible that key employees might decide not to remain with the combined company after the Combination is completed, and the loss of key personnel could materially harm the combined company’s results of operation, financial condition, and growth prospects;
•the success of the combined company will also depend upon relationships with sales representatives and customers of our company and Globus Medical, which relationships may be affected by the preferences of these parties or public perception about the Combination and the combined company. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition and results of operations;
•the stock price of Globus Medical’s Class A common stock after the Combination may be affected by factors different from those currently affecting our common stock; and
•if the Federal Trade Commission imposes requirements, limitations, costs, divestitures, or restrictions on the consummation of the proposed Combination, the combined company’s ability to realize the anticipated benefits of the Combination may be impaired.
If any of these events were to occur, the value of the Globus Medical Common Stock received by our stockholders in the Combination could decline.
Because the consideration to be received by our stockholders in connection with the Combination will include a fixed number of shares of common stock of Globus Medical, and the market price of such shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the consideration they will receive in the Combination.
Under the Merger Agreement, at the effective time of the Combination, each share of our common stock issued and outstanding will be cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Globus Medical Class A common stock. The market value of the consideration our stockholders will receive in the Combination will therefore fluctuate with the market price of Globus Medical’s common stock. The implied value of the merger consideration to our stockholders has fluctuated since the date of the announcement of the Combination and will continue to fluctuate until the date the Combination is completed, which could occur a considerable amount of time after the date hereof. Globus Medical’s share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Globus Medical’s and our respective businesses, operations and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Combination will be completed and/or the value that may be generated by the Combination, and changes with respect to expectations regarding the timing of the Combination and regulatory considerations. Many of these factors are beyond both our and Globus Medical’s control.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Globus Medical.
Under the Merger Agreement we are subject to “no-shop” restrictions and are not permitted to, subject to certain exceptions set forth in the Merger Agreement, (i) solicit or knowingly encourage inquiries or proposals relating to alternative acquisition transactions or (ii) engage in discussions or negotiations regarding, or provide any non-public information to third parties in connection with, alternative acquisition proposals. Further, our Board of Directors is required to recommend that our stockholders vote in favor of the transaction, subject to exceptions for superior proposals and other situations where failure to effect a recommendation change would be inconsistent with the Board of Directors’ fiduciary duties. If we terminate the Merger Agreement, we may be required to pay a termination fee of up to $120 million to Globus Medical. Such provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Globus Medical for our outstanding common stock from considering or proposing such an acquisition of our company. In addition, if we or Globus terminates the Merger Agreement because our stockholders fail to adopt the Merger Agreement, we will be required to pay Globus a termination payment of $60 million.
Litigation may arise in connection with the Combination, which could be costly, prevent consummation of the Combination, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any future litigation related to the Combination, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Combination may materially adversely affect our business, results of operations, prospects, and financial condition. If the Combination is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Combination. Any litigation related to the Combination may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, sales representatives, suppliers, consultants, and other business partners or otherwise materially harm our operations and financial performance.
Approximately 74% of the outstanding voting power of Globus Medical common stock is currently held by David Paul, the Executive Chairman of Globus Medical, and certain of his affiliates, and following consummation of the Combination, Mr. Paul and his affiliates are expected to hold approximately 65% of the outstanding voting power of the combined company.
Approximately 74% of the outstanding voting power of Globus Medical common stock is currently held by David Paul, the Executive Chairman of Globus Medical, and certain of his affiliates, and following consummation of the Combination, Mr. Paul and his affiliates are expected to hold approximately 65% of the outstanding voting power of the combined company. Because of their significant stock ownership, Mr. Paul and his affiliates will be able to exert substantial control over the combined company and its significant corporate decisions.
The interests of Mr. Paul and his affiliates might not coincide with the interests of the other holders of capital stock of Globus Medical, including our stockholders who receive Globus Medical Class A Common Stock in the Combination. This concentration of ownership may harm the value of the Globus Medical Class A Common Stock our stockholders receive in the Combination by, among other things delaying, deferring or preventing a change in control of Globus Medical, impeding a merger, consolidation, takeover or other business combination involving Globus Medical, or causing Globus Medical to enter into transactions or agreements that are not in the best interests of all stockholders.
Following the Combination, Globus Medical is expected to continue to be a “controlled company”. Under the New York Stock Exchange Rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirement that a majority of its directors be independent, as defined in the New York Stock Exchange Rules, and the requirement that its compensation and nominating and corporate governance committees consist entirely of independent directors. Globus Medical relies, and may continue to rely, on the “controlled company” exemption under the New York Stock Exchange Rules. As a result, a majority of the members of its board may not be independent directors and its nominating and corporate governance and compensation committees may not consist entirely of independent directors. Accordingly, while Globus Medical remains a controlled company and during any transition period following a time when it is no longer a controlled company, holders of Globus Medical common stock may not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange’s corporate governance requirements.

Risks Related to Our Business and Industry
Global macroeconomic conditions, including inflation, supply chain disruptions, and fluctuations in foreign currency exchange rates, could continue to adversely affect our operations and profitability.
The global decline in economic conditions, geopolitical instability, and other macroeconomic factors, including inflation, supply chain disruptions, interest rate and foreign currency rate fluctuations, and volatility in capital markets could continue to negatively impact our business, financial condition, and results of operations. The growth of our business and demand for our products and services are affected by changes in the health of the overall global economy. Deterioration in the global economic environment may cause decreased demand for our products and services which could result in lower procedural volumes, lower prices for our products, reduced reimbursement rates by third-party payers, and slower adoption of new technologies such as Pulse, as well as increase the cost of operating our business. Additionally, hospitals have experienced and continue to experience financial and operational pressures as a result of staffing shortages, the difficult supply chain environment, increased costs of funding sources, and inflation, all of which may impact their profitability and impede their ability to make payments to us for our products and services.
We have also experienced significant challenges in our global supply chain and distribution operations, including material and component shortages for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. While to date, we have largely been able to mitigate the impact associated with these shortages, delays, and inflationary pressures without significant disruption to our business, no assurance can be given that these efforts will continue to be successful. Further, our ability to recover these higher costs through productivity gains or price increases is uncertain, and the failure to offset these additional costs could adversely affect our operating results.
Global economic conditions have also impacted foreign currency exchange rates relative to the U.S. dollar. Although the majority of our net sales and cash generation have been made in the U.S., as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign sales and operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen, and the Singapore dollar, has had and could continue to have an adverse effect on our financial results, including our net sales, margins, gains and losses, as well as on the values of our assets and liabilities.
We are subject to risks associated with public health threats, including the COVID-19 pandemic, which has had, and may continue to have, a material adverse effect on our business.
The nature of our business and our interactions with healthcare systems, surgeons and patients expose us to substantial risks associated with public health threats, including widespread outbreaks of contagious diseases, epidemics, and pandemics such as COVID-19. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. In addition, many government agencies in conjunction with hospitals and healthcare systems deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we saw a significant reduction in procedural volumes at various points in time during 2020, 2021 and 2022 as hospital systems and/or patients deferred spine surgery procedures. Resurgences of COVID-19 or its variants or other public health threats in the future could negatively impact procedural volumes, which could have an adverse effect on our business, results of operations, financial condition and cash flows.
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

Hospital systems have also been significantly impacted by COVID-19 and, among other things, experienced a shortage of healthcare workers resulting in increased labor costs and reduced patient capacity, further impacting the amount of medical procedures that could be performed. Hospitals and other facilities may continue to face significant disruptions in their business and incur financial losses if they are required to decrease or defer elective procedures or increase spending on supplies and infrastructure due to resurgences of COVID-19 and its variants or other public health threats. If the financial condition of hospitals deteriorate it could cause us to experience slower or impaired collections on accounts receivable, reductions in sales of our products and services, and increased price competition all of which could adversely impact our business, results of operations and liquidity.
While many countries have removed or reduced the restrictions initially implemented in response to COVID-19, the pandemic continues to evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines and treatments, future resurgences of the virus and its variants, the imposition of government lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.
To the extent the COVID-19 pandemic or another public health threat adversely affects our business and macroeconomic conditions more generally, it may also have the effect of heightening many of the other risks described below.
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
Surgeons and hospitals may be hesitant to use and accept our products and procedural solutions for the following reasons, among others:
•lack of experience with less-invasive surgical products and procedures;
•lack or perceived lack of evidence supporting additional patient benefits;
•perceived liability risks generally associated with the use of new products and procedures;
•existing relationships with competitors;
•limited or lack of availability of coverage and reimbursement within healthcare payment systems;
•higher pricing associated with new products and procedures;
•increased competition in procedural offerings;
•lack or perceived lack of differentiation among procedures;
•costs associated with the purchase of new products and equipment; and
•the time commitment that may be required for training.
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

Our future success depends on developing innovative solutions and our ability to timely acquire, develop and introduce new products or product enhancements that will be accepted by the market.
An important part of our business strategy is to stay ahead of our competitors by developing and commercializing innovative surgical solutions to fulfill unmet clinical needs while improving clinical, financial, and operational outcomes. As such, our success will depend in part on our ability to acquire, develop and introduce new products and enhancements to our existing products to keep pace with changes in technology and market demand, as well as physician, hospital and healthcare provider practices. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:
•properly identify and anticipate surgeon and patient needs;
•develop and introduce new products or product enhancements in a timely and cost-effective manner;
•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•demonstrate the safety and efficacy of new products through clinical investigations or the collection of existing relevant clinical data;
•qualify for adequate reimbursement from third-party payers; and
•obtain the necessary regulatory clearances or approvals for new products or product enhancements.
In addition, our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial or technical viability of a new product, technology, or other innovation. Even if we are able to develop enhancements or new generation products successfully, these enhancements or new generation products may not generate sufficient demand or produce sales in excess of the costs of development, which would cause our results of operations to suffer. It is also important that we carefully manage our introduction of new and enhanced products. If potential customers delay purchases until new or enhanced products are available, it could negatively impact our sales. Additionally, we may evaluate our existing product portfolio from time to time to optimize our inventory and accompanying surgical instrumentation, allowing us to reinvest and focus on products with higher margin profiles. To the extent we have excess or obsolete inventory or surgical instrumentation as we transition to new products or we take steps to rationalize our existing product portfolio, it would result in write-offs and charges and our results of operations may suffer.
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
The market for our surgical products and procedures is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement, demonstrate superior outcomes, and are safer and less expensive than those of our competitors. In our core spine business, our significant competitors are Medtronic, DePuy/Synthes, a Johnson & Johnson company, Stryker Spine, Globus Medical, and ZimVie, which together represent a significant portion of the spine market. We also face competition from a significant number of smaller spine companies with more limited product offerings and geographic reach than our larger competitors. These companies, who represent intense competition in specific markets, include Orthofix Medical, Alphatec Holdings, and others. With respect to our IONM and other enabling technologies, we primarily compete with Medtronic and Globus Medical. Our NCS subsidiary competes with Specialty Care, numerous smaller and regional neuromonitoring companies as well as insourced neuromonitoring functions operated by hospitals. Our NSO subsidiary competes with divisions of traditional orthopedics companies, including Stryker Orthopedics and Smith & Nephew, as well as Orthofix Medical and other smaller companies that offer specialized orthopedics solutions. At any time, these companies and other potential market entrants may develop alternative treatments, products or procedures that compete directly or indirectly with our offerings. In addition, they may gain a market advantage by developing and patenting competitive products or processes earlier than we can or by obtaining regulatory clearances or market registrations more rapidly than we can.

Many of our competitors have greater resources than we have.
Many of our competitors are large medical device companies that have several competitive advantages over us, including:
•significantly greater name recognition;
•established relationships with a greater number of surgeons, hospitals, other healthcare providers and third-party payers;
•larger and more well-established distribution networks domestically and/or internationally;
•products supported by long-term clinical data;
•greater experience in obtaining and maintaining FDA and other regulatory approvals or clearances for products and product enhancements;
•fully integrated and scaled manufacturing and assembly capabilities;
•greater experience in, and resources for, sourcing, manufacturing, launching, marketing, distributing and selling products, including capital equipment;
•greater ability to cross-sell their products or create bundled offerings to incentivize hospitals and surgeons to use their products;
•more expansive portfolios of intellectual property rights; and
•greater financial assets, cash flow, capital markets access and other resources for product research and development, sales and marketing, and litigation.
If our commercial operations and sales volume continue to grow, our functional support needs will also grow, including in the areas of manufacturing, warehousing and distribution, sales operations and logistics, customer service, billing, and quality, and information technology systems and network infrastructure, among others. If we are unsuccessful in aligning our spending on such support with our anticipated growth, it could negatively impact our business, results of operations, financial condition and cash flows. Because of the significant size of the potential market for spine and other specialized orthopedic products and procedures, we anticipate that our competitors will continue to dedicate substantial resources to developing competing products. If we are unable to compete and scale effectively and sustainably, our sales and operating results may suffer.
Third-party reimbursement policies and practices, including non-coverage decisions, can negatively impact our ability to sell our products and services.
Sales of our products and procedural solutions depend on the availability of adequate reimbursement from third-party payers. Future third-party reimbursement for healthcare costs may be subject to changes in policies and practices, such as more restrictive criteria to qualify for surgery coverage or reduction in payment amounts to hospitals and surgeons for approved surgery and IONM services, both in the U.S. and internationally. Further, certain third-party payers have stated non-coverage decisions concerning our technologies and services. These actions could significantly alter our ability to sell our products and procedural solutions. The continuing efforts of governmental authorities, insurance companies, and other payers of healthcare costs to contain or reduce costs could lead to patients being unable to obtain approval for payment from these third-party payers. Changes in legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products and services as healthcare providers generally rely on third-party payers to reimburse all or part of the costs and fees associated with the procedures performed with these devices and services. Likewise, spine surgeons, neurophysiologists and their supervising physicians rely primarily on third-party reimbursement for the surgical or monitoring fees they earn. Spine surgeons are unlikely to use our products and services if they do not receive reimbursement adequate to cover the cost of their involvement in surgical procedures.
Further, as we continue to grow our international business, market acceptance of our products and procedural solutions in a particular international market may also depend, in part, upon the availability of coverage and reimbursement within the applicable healthcare payment system. Reimbursement and healthcare payment systems in international markets vary significantly by country. As in the U.S., we may not be able to obtain coverage and reimbursement approvals in a timely manner, if at all, for our products and procedural solutions in a particular foreign market. In addition, even if we are able to obtain country-specific coverage and reimbursement approvals, the amount of such coverage and reimbursement may not be adequate and we could incur considerable expense in seeking such approvals. Our failure to obtain such coverage and approvals would negatively affect market acceptance of our products and procedural solutions in the international markets in which such failure occurs and the expenses incurred in connection with obtaining such coverage and approvals could outweigh the benefits of obtaining them.

Pricing pressure from our competitors, hospital customers and insurance providers can negatively impact our ability to sell our products and services.
The market for spine surgery products is large and has attracted numerous new companies and technologies. As some companies have sought to compete based on price, it has created pricing pressure, which we expect to continue in the future. Consolidation and increased purchasing power of our hospital customers and group purchasing organizations has also created pricing pressure, and we expect, pricing pressure to continue to increase due to consolidation among healthcare providers, trends toward managed and value-based care, the shift toward governments becoming the primary payers of healthcare expenses, and reduction in reimbursement levels. For example, group purchasing organizations have concentrated purchasing decisions for some customers, which may lead to downward pricing pressure for medical device companies, including us. Additionally, pricing for our products may be impacted by changes in the ways healthcare services are delivered, including the transition of some procedures from hospitals to ambulatory surgery centers. As healthcare providers and payers look to reduce costs, including by aggregating purchasing decisions, consolidation, and shifting care to non-acute settings, they are able to demand lower pricing and limit their number of suppliers. If competitive forces drive down the prices we are able to charge for our products, our profit margins will shrink, which will adversely affect our ability to maintain our profitability and to invest in and grow our business.
Quality or safety issues affecting our products could harm our reputation, result in liability and adversely impact our business.
In the course of conducting our business, we must adequately address quality and safety issues that may arise with our products, as well as defects in third-party components included in our products. Although we have established internal procedures to minimize risks that may arise from quality and safety issues, we may not be able to eliminate or mitigate occurrences of these issues and associated liabilities. Additionally, as we continue to launch more complex products and technologies, including products based on the MAGEC platform and products like Pulse and other technology in furtherance of our strategy to make spine surgery more intelligent, risks related to quality and safety issues increase compared to our portfolio of spinal implants and fixation products. Manufacturing flaws, component failures, design defects, or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to our products and result in significant costs and negative publicity. An adverse event, safety alert or recall involving one of our products could result in reduced market acceptance and demand for our products, and could harm our reputation and our ability to market our products in the future. In some circumstances, an adverse event, safety alert or recall could require costly design, engineering, and manufacturing changes, and result in the suspension or delay of regulatory reviews of our applications for new product approvals or clearances. Further, if we substitute, replace or exchange products to address an adverse event, safety alert or recall, or take other steps to address the needs or concerns of our customers and patients, it could disrupt our business and have an adverse effect on our results of operations and financial condition. We may also voluntarily undertake a recall of our products, initiate certain field actions, temporarily shut down production lines, or place products on a shipping hold based on internal safety, quality monitoring and testing data. If we take action to reduce a health risk posed by our products, or to remedy a violation of the Federal, Food, Drug and Cosmetic Act or other regulations caused by our products that may present a risk to health, such action may need to be reported to the FDA or equivalent governmental authority. If the FDA or equivalent governmental authority subsequently determines that a report was required for a quality or safety action related to our products that we did not believe required a report, we could be subject to enforcement actions.
While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter or consent decree from the FDA or an equivalent action by a governmental health authority in an international jurisdiction. In addition, we may be subject to product recalls or seizures, monetary sanctions, lawsuits, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the U.S., restrictions on operations or withdrawal or suspension of existing approvals. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

The safety of many of our products is not yet supported by long-term clinical data and many of our products may therefore prove to be less safe and effective than initially thought.
As a consequence of our strategy to develop and commercialize new products and product enhancements, many of our products do not have a long history of use. Further, many of our products are subject to the FDA’s 510(k) premarket notification clearance process in the U.S. and similar regulatory processes in other countries, which may not require substantial clinical data. Accordingly, many of our products currently lack the breadth of published long-term clinical data supporting their safety and effectiveness. For these reasons, surgeons may be slow to adopt our products, we may not have comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. In particular, as we continue to launch more complex products and technologies, including products based on the MAGEC platform and products like Pulse and other technology in furtherance of our strategy to make spine surgery more intelligent, we may have to conduct additional studies and gather additional data to support their safety and effectiveness.
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
As we expand our procedural solutions offerings to include new technologies, including Pulse and other enabling technology in furtherance of our strategy to make spine surgery more intelligent, we expect that the selling and leasing of capital equipment will become a larger portion of our total net sales over time. We do not have a long history of selling, leasing or servicing capital equipment, and we intend to continue to invest in building resources and expertise in this area. We may not generate sufficient sales to offset the expenses associated with this investment. There can be no assurance that our capital equipment strategy will be successful and will not materially adversely affect our financial condition and operating results.
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
We may pursue transactions, including acquisitions of complementary businesses, technology licensing arrangements, strategic relationships, and joint development agreements to expand our product offerings and geographic presence as part of our business strategy, which could be material to our financial condition and results of operations. We may also consider divesting non-core product lines or out-licensing our technology. We may not complete transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition, license arrangement, strategic relationship, joint development agreement or divestiture. Other companies may compete with us for these strategic opportunities. We also could experience negative effects on our results of operations and financial condition from charges related to acquisitions and investments, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, acquisitions or divestitures, including issues related to internal control over financial reporting, regulatory or compliance issues and potential adverse short-term effects on results of operations through increased costs or otherwise. Acquisitions involve numerous risks, including the following:
•difficulties in finding suitable partners or acquisition candidates;
•difficulties in obtaining financing on favorable terms, if at all;
•difficulties in completing transactions on favorable terms, if at all;

•the possibility that we will pay more than the value we derive from the acquisition, which could result in future non-cash impairment charges and/or a dilution of future earnings per share;
•difficulties in integration of the operations, technologies, personnel, and products of acquired companies, which may require significant attention of our management team that otherwise would be available for the ongoing development of our business;
•the applicability of additional laws, regulations and policies that have particular application to our acquisitions, including those relating to patient privacy, insurance fraud and abuse, false claims, prohibitions against self-referrals, anti-kickbacks, direct billing practices, HIPAA compliance, and prohibitions against the corporate practice of medicine and fee-splitting;
•the assumption of certain known and unknown liabilities of acquired companies;
•the incurrence of debt, contingent liabilities, or future write-offs of intangible assets or goodwill;
•difficulties in retaining key relationships with employees, customers, partners and suppliers of an acquired company; and
•difficulties in operating in different business markets where we may not have historical experience.
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
In addition, IONM services are directly billed to Medicare and commercial payers, which brings with it additional risks associated with proper billing practice regulations, HIPAA compliance, corporate practice of medicine laws, and collections risk associated with third-party payers. Due to the breadth of many healthcare laws and regulations, our IONM business could also be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business, including under the Anti-Kickback Statute, the federal false claims laws and state law equivalents. Further, in December 2020, in connection with the Consolidated Appropriations Act of 2021, the No Surprises Act was signed into law in the U.S., which introduced national limitations on physician billing for certain services furnished by providers who are not in-network with the patient’s self-insured health plan, individual or group health plan. This federal law became effective on January 1, 2022, and several states where we conduct business have also enacted similar laws that would apply to patients having state-regulated insurance. These measures could limit the amount we can charge and recover for the IONM services we furnish where we have not contracted with the patient’s insurer, which could negatively impact the profitability of our IONM services business. If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.
Our increased focus on specialized pediatric conditions exposes us to different risks.
In furtherance of our growth strategy, we have invested in, and expect to continue to invest in the pediatric spine and orthopedic segments, which exposes us to different risks than our other products and technologies. With the 2016 acquisition of Ellipse Technologies, we began to offer innovative products based on the MAGEC platform, which accelerated our entry into the pediatric spine segment. Our MAGEC growing rods are used to treat early-onset scoliosis and, once surgically implanted in a patient, can be adjusted non-invasively using an external remote controller. We have further added to our pediatric portfolio with the launch of the Reline Small Stature system, designed as a deformity fixation solution for pediatric spine surgery, and products to support the adolescent deformity market. Designing and engineering specialized products for pediatric patients can be challenging, particularly as products need to accommodate growth in pediatric patients. If we are unable to design safe and effective products that meet the needs of pediatric patients, our ability to compete in the pediatric segment will be adversely impacted. Further, patients with early-onset scoliosis often have other risk factors and co-morbidities that can make surgeries more risky, which can lead to surgical and post-operative complications and potentially greater exposure for allegations of product liability.
In addition, if our pediatric products are the subject of safety concerns, whether actual or perceived, it would have an adverse impact on our business and results of operations. For example, we have previously issued field safety notices for certain of our MAGEC systems, and we have imposed voluntary ship holds on these products in the past. Further, for a portion of 2021, the CE mark for these products was suspended. While we have since resumed MAGEC sales in our key markets, for current and future versions of our MAGEC systems, and other systems we may offer in the future, we may need to conduct additional studies, gather additional data, or re-design or re-engineer such products, which could be costly. In certain cases, we may withdraw products from a market or markets or decide not to launch new products, which could have a material adverse effect on our business. Additionally, claims or lawsuits related to MAGEC, whether or not they are successful, could harm our reputation and have a material adverse effect on our business and results of operations.

Our employees, independent sales representatives, consultants, distributors and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent sales representatives, consultants, distributors and other commercial partners may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the U.S. and abroad or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, bribery, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by our employees or third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, our reputation could be harmed, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations.
Risks Related to our Commercial Operations and Plans for Future Growth
If we are unable to maintain and expand our network of direct and independent sales representatives and third-party distributors, we may not be able to generate anticipated sales.
In the U.S., we sell our products through a combination of directly employed and independent sales representatives. Our international sales force is also comprised of directly employed and independent sales representatives, as well as exclusive and non-exclusive independent third-party distributors. If our sales representatives and distributors fail to adequately promote, market and sell our products, or fail to develop strong relationships with customers, our sales could significantly decrease or fail to increase. Further, the termination or transition of a sales representative or distributor could disrupt business and cause us to incur expenses related to such termination or transition, including contract termination fees or expenses associated with claims and lawsuits. Asserting or defending against these types of claims and lawsuits may result in significant legal fees and expenses, and if we are unsuccessful, we could be liable for damages.
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
Our reliance on a limited number of suppliers, manufacturers and vendors could limit our ability to meet demand for our products in a timely manner or within our budget.
While we manufacture many of our products, we continue to rely on a limited number of third-party suppliers, manufacturers and vendors to supply, manufacture, and process our products, and we may not be able to find replacements or immediately transition to alternative suppliers, manufacturers or vendors. Many of our key products are manufactured at single locations, with limited alternate facilities, and it could take considerable time and resources for us to replace the capacity of such manufacturers in the event of disruptions. In addition, if we are required to change the manufacturer of a critical component of our products, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner.
Further, for reasons of quality assurance or cost effectiveness, we purchase certain components and raw materials from sole suppliers and in certain circumstances engage a limited number of vendors to provide additional services such as sterilization and packaging for our products. To be successful, we rely on our suppliers and vendors to provide us with products, components, and services in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. In the event we experience delays, shortages, or stoppages of supply or services with any supplier or vendor, we would be forced to identify a suitable alternative supplier or vendor which could take significant time and result in significant expense. Many of these suppliers and vendors have been adversely affected by the COVID-19 pandemic, or have otherwise been disrupted by associated prevailing macroeconomic trends. These disruptions have led to product shortages, service interruptions, and an increase in raw material and component pricing. If these suppliers and vendors are unable or unwilling to deliver critical components and services, we may not be able to deliver certain products at reasonable cost, without significant capital expenditures or at all, and our business and results of operations could suffer. In such cases, we may not be able to establish additional or replacement suppliers or vendors in a timely or cost-effective manner that comply with our quality and applicable regulatory requirements, which could further negatively impact our business and results of operations. In addition, our anticipated growth could strain the ability of suppliers to deliver an increasingly large supply of products, materials and components. If we are required to transition to new third-party suppliers for certain components of our products, the use of components or materials furnished by these alternative suppliers could require us to alter our operations. Any such interruption or alteration could harm our reputation, business, financial condition and results of operations. Transitioning to a new supplier could be time-consuming and expensive, may result in interruptions in our operations and product delivery, could affect the performance specifications of our products or could require that we modify the design of those systems.
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
As part of our business strategy, we intend to continue to expand our ability to manufacture our current and new products with exceptional quality and in sufficient quantities to meet demand, while complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including both those of our own manufacturing facilities and those of our third-party suppliers, such as:
•problems with quality control and assurance, including manufacturing nonconformances and product design defects;
•defective raw materials or defects in product components that we source from third-party suppliers;
•delays in obtaining raw materials or components from third-party suppliers and raw material and component supply shortages;
•failing to predict demand accurately, resulting in a failure to increase production of products to meet demand;
•potential adverse effects on existing business relationships with current third-party suppliers as we expand our in-house manufacturing capabilities;
•maintaining control over manufacturing expenses as production expands, including increasing labor costs and costs of third-party components, commodities and other materials used in our products;
•difficulties associated with compliance with local, state, federal and foreign regulatory requirements;
•shortages of qualified personnel or workforce disruptions;
•the inability to modify production lines to enable the efficient manufacture of new products or to quickly implement changes to current products in response to regulatory requirements;
•disruptions caused by equipment malfunctions, facility closures from public protests or demonstrations, natural disasters such as hurricanes, tornadoes earthquakes or wildfires, and the impact of epidemics or pandemics, such as the COVID-19 pandemic; and
•potential damage to or destruction of our, or our suppliers’ manufacturing equipment or manufacturing facilities.
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
During the year ended December 31, 2022, $276.1 million, or 23%, of our net sales was attributable to our international customers (excluding Puerto Rico). We expect to continue to invest in international expansion with a focus on European, Asia-Pacific and Latin American markets. Our international business operations are subject to a variety of risks, including:
•difficulties in staffing and managing foreign and geographically dispersed operations;
•having to comply with various U.S. and international laws, including the FCPA and anti-money laundering laws;
•having to comply with U.S. and foreign trade, import and export and customs regulations and laws, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce;
•differing complex regulatory requirements for obtaining clearances or approvals to market our products, including the EU MDR, CE product marking in Europe, and UKCA product marking in the UK, and the PMD Act in Japan;
•changes in, or uncertainties relating to, foreign rules and regulations that may impact our ability to sell our products, perform services or repatriate profits to the U.S.;
•tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products in certain foreign markets;
•fluctuations in foreign currency exchange rates;
•limitations on or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•differing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•differing labor laws and standards;
•changes in, or uncertainties relating to foreign laws around value-added taxes or permanent establishment that may impact our international indirect and income tax expense and related compliance costs;
•complex data privacy and protection requirements, including the GDPR;
•environmental laws, including regulations relating to climate change and the emission of greenhouse gases;
•public health emergencies, including the COVID-19 pandemic;
•economic, political or social instability in foreign countries and regions, including as a result of wars and military conflicts;
•an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;
•potential changes to U.S. trade policy, including new legislation that could restrict international trade, or protectionist or retaliatory measures taken by governments of other countries; and
•availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.

The FCPA and similar anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always prevent or protect us from reckless or criminal acts committed by our employees, distributors or agents. In recent years, both the U.S. and foreign government regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, including increased U.S. government oversight and enforcement of the FCPA. Despite implementation of a comprehensive global healthcare compliance program, we may be subject to more regulation, enforcement, inspections and investigations by governmental authorities in the future.
Any failure to comply with applicable legal and regulatory obligations in the U.S. or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities, disgorgement and other remedial measures, disruptions of our operations, and significant management distraction. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities. Any reduction in international sales, or our failure to further develop our international markets, could have a material adverse effect on our business, results of operations and financial condition.
Wars and other conflicts may also adversely affect our business, including by limiting our ability to operate in, or export from, certain markets. The adverse effects of emerging, expanding, and new conflicts, such as a possible expansion of the Russian-Ukrainian conflict, may extend beyond the specific markets involved. For example, the U.S. and other countries have imposed export controls on certain products and financial and economic sanctions on certain industry sectors in Russia and additional controls and sanctions could be implemented in the future. We do not currently have business or manufacturing operations in Russia or Ukraine and therefore the conflict has not had a material adverse effect on our business. However, sanctions and other civil, political and economic effects of the Russian-Ukrainian conflict or of conflicts involving other countries, may have adverse impacts globally, including supply chain disruptions, increased costs of components and raw materials, especially titanium and other inputs for our products, manufacturing or shipping delays, increased shipping costs, and volatility or disruptions in the credit and capital markets.
Our results have been and may continue to be impacted by changes in foreign currency exchange rates.
As we increasingly compete in markets outside of the U.S., we have been and will continue to be exposed to foreign currency exchange risk related to our foreign operations. A significant portion of our foreign subsidiaries’ operating expenses are incurred in foreign currencies. If the U.S. dollar weakens, our consolidated operating expenses would increase. An increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets or our costs could increase. Further, when the U.S. dollar strengthens relative to foreign currencies, it has a negative impact on our reported net sales from our international business. Also, as our international sales continue to increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could increase our exposure to foreign currency risks, including changes in currency exchange rates. If we are unable to address these risks and challenges effectively, it could negatively impact our international operations, which may have an adverse effect on our business, financial condition and results of operations.
If we fail to properly manage our anticipated international growth, our business could suffer.
We have invested, and we expect to increase our investment for the foreseeable future, in our international expansion efforts. To execute our anticipated growth in international markets we must:
•manage the complexities associated with a larger, faster growing and more geographically diverse organization;
•expand our clinical development resources to manage and execute increasingly global, larger and more complex clinical trials and studies;
•manage our directly-employed sales personnel as well as independent distributors and sales representatives operating in international markets often pursuant to laws, regulations and customs that may be different than those that are customary for our U.S. operations;

•expand our sales and marketing presence in international markets generally to avoid concentration of sales in a small number of markets that would subject us to the risk of business disruption as a result of economic or political problems in concentrated locations;
•upgrade our internal business processes and capabilities (e.g., information technology platform and systems, product distribution and tracking) to create scalability and properly handle the transaction volumes that our growing geographically diverse organization demands;
•develop and maintain procedures and infrastructure relating to the sterilization and packaging of our products to address the business needs of our international customers and regulatory requirements;
•expend time and resources to receive product approvals and clearances to sell and promote products, including CE product marking in Europe and UKCA product marking in the UK; and
•incur significant costs to comply with new and complex regulatory requirements such as the EU MDR.
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
Further, our anticipated growth internationally will place additional strain on our suppliers, manufacturers and vendors, resulting in increased need for us to carefully monitor quality assurance. Any failure by us to manage our international growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
Cybersecurity risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in harm to our business and/or subject us to costs, fines or lawsuits.
We rely on sophisticated information technology systems and network infrastructure to operate and manage our business. We also maintain personally identifiable information, or PII, about our employees, and given the nature of our business, we have access to protected health information, or PHI. Additionally, our goal is to use technology and data to make spine surgery more intelligent, and accordingly, we anticipate collecting and analyzing certain health and clinical data to provide surgeons with pre-operative treatment selection and planning capabilities and support post-operative workflow and analytics. The collection, storage, protection, processing and use of this data and information depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, servers, and related infrastructure. To the extent that our hardware or software malfunctions or access to our data by internal personnel, suppliers or customers through the Internet is interrupted or compromised, our business could suffer, and we could face potential legal and financial exposure and liability.
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

Although our computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to system malfunction, computer viruses, and other cybersecurity threats such as malware, ransomware, and phishing and social engineering attacks. Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products. Third-party systems and software are also vulnerable to cybersecurity threats and may contain defects in design or manufacture (referred to as “supply-chain attacks”) or other problems that could result in system disruption or compromise the information security of our own systems. These events could lead to the unauthorized access of our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us, our employees, partners, customers, or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. If our information technology systems are compromised we could be subject to fines, damages, litigation and enforcement actions, incur financial losses, suffer reputational damage, and lose trade secrets or other confidential information, each of which could significantly harm our business.
We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.
Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, floods, earthquakes, power loss, system malfunction, computer viruses, security breaches, cybersecurity threats such as malware, ransomware, phishing and social engineering attacks, and other events, which are beyond our control. Systems interruptions could reduce our ability to manufacture, deliver, and provide service for our products, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be completely effective. Further, a large number of our employees work remotely which could expose us to greater risks associated with cybersecurity threats and systems interruptions. Loss of data could interrupt our operations, including our ability to ship products, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.
Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.
Our primary corporate offices are located in Broomfield, Colorado and San Diego, California, which are both areas that have experienced fires, earthquakes and other natural disasters. In addition, our primary manufacturing facility is located in West Carrollton, Ohio, and our primary distribution and warehouse facility is located in Memphis, Tennessee, areas that have experienced tornados, winter storms and other natural disasters. A major earthquake, fire, tornado or other disaster (such as a major flood, tsunami, storm, drought or terrorist attack) affecting these or other NuVasive facilities, or those of our suppliers or vendors, could significantly disrupt our operations, and delay or prevent product shipment or installation during the time required to repair, rebuild or replace our facilities or those of our suppliers or vendors. Global climate change could also result in certain types of natural disasters occurring more frequently or with more extreme effects. For example, increasing intensity of drought and other climate conditions throughout California and Colorado increase the probability of wildfires in these States. Additionally, if our facilities or any of our customers’ facilities are negatively impacted by a disaster, shipments of our products could be delayed or canceled. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of a widespread disease or other public health crisis, such as the COVID-19 pandemic, could have a negative effect on our operations, those of our suppliers and customers and the ability to travel, which could harm our business, financial condition and results of operations.

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
Significant litigation regarding patent rights occurs in our industry and our commercial success depends in part on not infringing the patents or violating the proprietary rights of others. We have received in the past, and expect to receive in the future, claims from third parties alleging infringement of their intellectual property rights. A patent infringement suit brought against us or any of our strategic partners or licensees may force us or such strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party’s intellectual property, unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all, and any licenses may require substantial royalties or other payments by us. Even if our strategic partners, licensees or we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.
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
Any lawsuits or claims relating to infringement of intellectual property or our patent portfolio could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
•lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others;

•incur significant legal expenses;
•pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;
•pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and/or infeasible; or
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
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

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and we have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.
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
Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for surgical procedures, as well as potential malpractice claims that are inherent in the provision of IONM services. Surgical procedures using our products and services often involve significant risk of serious complications, including bleeding, nerve injury, paralysis and even death. We could become the subject of product liability lawsuits alleging that component failures, malfunctions, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Furthermore, as we continue to launch more complex products and technologies, including products based on the MAGEC platform and products like Pulse and other technology in furtherance of our strategy to make spine surgery more intelligent, our litigation risk may increase. Our biologics products may also expose us to potential product liability claims, including due to the risk of transmitting disease to human recipients. Additionally, our IONM services business could become the subject of medical malpractice lawsuits alleging negligence on the part of our neurophysiologists and/or oversight physicians.
We have had, and continue to have, personal injury claims relating to our products and clinical services and in the future, we may be subject to additional claims, some of which may have a negative impact on our business, results of operations or financial position. Regardless of the merit or eventual outcome, these claims may result in:
•decreased demand for our products;
•injury to our reputation;
•significant litigation costs;
•substantial monetary awards to or costly settlements with patients;
•product recalls;
•material defense costs;
•loss of net sales;

•increased insurance costs;
•the inability to commercialize new products or product candidates; and
•diversion of management attention from pursuing our business strategy.
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
We are required to register with the FDA as a device manufacturer and tissue establishment. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) and Good Tissue Practices requirements, which require manufacturers of medical devices and tissue establishments to adhere to certain regulations, including testing, quality control and documentation procedures. Our compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products, and are subject to periodic inspections by Notified Bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, ISO or other applicable regulations and standards, it could negatively impact product production and regulatory clearances and could result in fines. Further our products could be subject to field safety corrective actions or recall by the FDA or other regulatory bodies, or voluntarily by us, to investigate potential quality or safety issues, in the event of a defect in the design, manufacture, labeling, or other deficiency of a product or in the event that a product poses an unacceptable risk to health. For example, we have previously issued field safety notices for certain of our MAGEC and Precice systems, and we have imposed voluntary ship holds on these products in the past. Further, for a portion of 2021, the CE mark for these products was suspended. While we have since resumed sales of MAGEC and Precice titanium systems in our key markets, for current and future versions of our MAGEC and Precice systems, and other systems we may offer in the future, we may need to conduct additional studies, gather additional data, or re-design or re-engineer such products, which could be costly. In certain cases, we may withdraw products from a market or markets or decide not to launch new products, which could have a material adverse effect on our business. Additionally, if we are the subject of any claims or lawsuits related to the issues identified in the field safety notices or otherwise, whether from impacted customers, distributors, surgeons or patients, it could have a material adverse effect on our business and results of operations.

Most medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of such post-marketing programs. In addition, the Federal Medical Device Reporting Regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, that could cause or contribute to a death or serious injury. Furthermore, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and clearances and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, clearances or approvals for future products or product improvements could result in delayed realization of product sales or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after clearance or approval of a product, the FDA or other applicable regulator, including Notified Bodies, may conduct periodic inspections to determine compliance with our quality system and other laws and regulations governing the development, labeling, testing, manufacturing, packaging, marketing and distribution of our products. The results of these inspections can include observations, warning letters, or other forms of enforcement. If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of such products, revoke existing product clearances or delay clearance of future products, refuse to provide certificates for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA or other regulators may also assess civil or criminal penalties against us, our officers or employees and impose operating restrictions on a company-wide basis.
Also, the procurement and transplantation of allograft bone tissue is subject to the criminal statute NOTA and state rules and regulations which govern, among other things, payments we make to vendors in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with such laws could result in enforcement action against us and a disruption to these product lines (and the net sales associated with these products).
Failure or alleged failure to comply with FDA and other governmental regulations can result in investigations and other regulatory proceedings, which are expensive and could divert management attention.
If the FDA or other governmental authorities in the U.S. or abroad believes we are not conducting our business in compliance with applicable laws or regulations, such governmental authority can initiate investigations or other regulatory proceedings. Responding to such investigations and proceedings may cause us to incur substantial costs, and could place a significant strain on our financial resources and divert the attention of management from our core business. We could be subject to proceedings to detain or seize our products, recall our products, or restrict our operations. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects.
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
The European Union requires that manufacturers of medical devices obtain the right to bear the CE conformity marking which designates compliance with existing directives and standards regulating the design, manufacture and distribution of medical devices in member countries of the European Union. The European Union has also adopted the MDR which replaced existing directives and imposes stricter requirements for the marketing and sale of medical devices, including new clinical evaluation, quality system, and post-market surveillance requirements. Effective May 2021, medical devices marketed in the European Union require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the MDD before May 2021, may be placed on the market until May 2024. In February 2023, the European Parliament approved a proposal by the European Commission which further extends the transition period from May 2024 to December 2027 or December 2028, depending on the device classification. We have incurred significant costs in complying with these regulations and anticipate we will continue to incur additional costs in order to maintain our devices under these regulations. Moreover, the availability of European Union Notified Body services certified to the new requirements is limited, which could delay the marketing approval for some of our products. Failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.
Additionally, pursuant to guidance issued by the UK Government as a result of the UK formally withdrawing from the European Union, the MHRA became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark referred to as UKCA, or UK Conformity Assessed, has also been introduced and will replace the CE conformity mark in the UK. Obtaining the UKCA conformity mark is optional from January 2021 and will have rolling requirements for MDD/MDR certified devices through 2027. Although CE conformity marketing and certificates issued by Notified Bodies will continue to be recognized in the UK through 2027, all medical devices were required to be registered with the MHRA as of January 1, 2021 in accordance with the provided grace period depending on the product risk classification. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.
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
Legislative or regulatory reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to produce, market or distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices or the reimbursement thereof in the U.S. In addition, the FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to manufacture, market or distribute our products or future products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:
•additional testing prior to obtaining clearance or approval;
•changes to manufacturing methods;
•recall, replacement or discontinuance of our products or future products; or
•additional record keeping.
•Any of these changes could require substantial time and cost and could harm our business and our financial results.
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
Additionally, we are the legal manufacturer of record for the products that are distributed and labeled by us, regardless of whether the products are manufactured by us or our suppliers. Thus, a failure by us or our suppliers to comply with applicable regulatory requirements can result in enforcement action against us by the FDA, which may include any of the following sanctions:
•fines, injunctions, and civil penalties;
•recall or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing our request for 510(k) clearance or premarket approval of new products;
•withdrawing 510(k) clearance or premarket approvals that are already granted; and
•criminal prosecution.
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
Legal, regulatory, or market pressures to address climate change could adversely affect our business, financial condition or results of operations.
Federal, international, state and local regulatory authorities have increased their efforts to limit the impact of climate change through a variety of initiatives, including regulating greenhouse gas emissions (and establishing internal processes or systems to track them), mandating or promoting the use of renewable energy, requiring climate-related disclosures and programs, and imposing additional taxes on fuel and energy. If legislation or regulations are enacted in the U.S. or in other jurisdictions in which we do business that impose more stringent restrictions and requirements than our current legal or regulatory obligations, we and our manufacturers, suppliers and vendors may incur additional costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations.
Additionally, the impacts of climate change may further influence customer preferences and requirements, such as increased demand for products with lower environmental footprints, and for companies to produce and demonstrate progress against reduction targets for greenhouse gas emissions. Failure to respond to customer requirements or otherwise adopt measures to curtail greenhouse gas emissions could potentially result in loss of market share.

Risks Related to Our Financial Results and Need for Financing
We may be unable to grow our net sales or earnings as anticipated, which may have a material adverse effect on our future operating results.
We have experienced significant growth since our inception, and we have increased our net sales from $38.4 million in 2004, the year of our initial public offering, to $1.2 billion in 2022. Our ability to achieve future growth will depend upon, among other things, the effectiveness of our growth strategies, which we cannot assure will be successful. In addition, we may have more difficulty maintaining our prior rate of growth of net sales or recent levels of profitability and cash flow. Our future success will depend upon various factors, including the strength of our brand image, the market success of our current and future products, competitive conditions and our ability to manage increased sales, if any, or implement our growth strategy. In addition, we anticipate investing in and expanding our infrastructure and adding personnel in connection with our anticipated growth, which we expect will cause our selling, marketing and administrative expenses to increase. Because these expenses are generally fixed, particularly in the short-to-medium term, our operating and financial results may be adversely impacted if we do not achieve our anticipated growth.
We have a significant amount of outstanding indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.
As of December 31, 2022, we had outstanding $450.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due June 1, 2023, or the 2023 Notes, and $450.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due March 15, 2025, or the 2025 Notes. This significant amount of debt has important risks to us and our investors, including:
•requiring a portion of our cash flow from operations to make interest payments on this debt;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise.
In addition, to the extent we draw down amounts under our 2020 revolving senior credit facility, or the 2020 Facility, or otherwise incur additional indebtedness, the risks described above could increase. Further, our ability to access other sources of liquidity through the capital markets, enter into additional credit facilities, term loans, or other similar arrangements may also be constrained by volatile financial market conditions, unfavorable lending terms, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness. We can provide no assurance as to successfully completing such transactions, particularly given the continued unpredictability of the COVID-19 pandemic and global macroeconomic conditions which could rapidly and materially deteriorate or otherwise change.
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
If our cash from operations and available liquidity is insufficient to fund our operating expenses, capital expenditures, contingent consideration liabilities and other capital needs, we may need additional financing. In addition, in furtherance of our growth strategy and global expansion efforts, we intend to continue to invest in our business, including through acquisitions and strategic transactions. These investments may be expensive and may require additional sources of financing. As of December 31, 2022, we had $248.7 million in cash and cash equivalents, and the ability to draw $550.0 million on our 2020 Facility. Additionally, as of December 31, 2022, we had outstanding $450.0 million aggregate principal amount of the 2023 Notes, which have a maturity date of June 1, 2023 and $450.0 million aggregate principal amount of the 2025 Notes, which have a maturity date of March 15, 2025. We may seek to raise capital from public and private debt and equity offerings, borrowings under our existing or future credit facilities or other sources. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to meet our capital needs, fund our expansion, successfully develop or enhance products or respond to competitive pressures, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.
We could be subject to changes in tax rates, the adoption, evolution or change of new and/or amended U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to taxation in the U.S. and numerous foreign jurisdictions, including the Netherlands, the location of our international headquarters. Significant judgment is required to determine and estimate our worldwide tax liabilities. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. For example, on January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminated the option to deduct research and development expenditures in the year incurred and requires taxpayers to capitalize and amortize domestic research and development expenditures over five years for regular tax purposes and foreign expenditures research and development expenditures over fifteen years when calculating a domestic corporation's controlled foreign corporation's earnings and profits. This provision adversely impacted our cash flows from operations during the year ended December 31, 2022. Our effective income tax rates have been, and could in the future be, adversely affected by changes in tax laws or interpretations of those tax laws; by stock-based compensation and other non-deductible expenses; by changes in the mix of earnings in countries with differing statutory tax rates; or by changes in the valuation of our deferred tax assets and liabilities.

We have centralized international operations in Amsterdam, the Netherlands and have entered into intercompany transfer pricing arrangements, including the licensing of intangibles. We continue to streamline our international operations to better align with and support our international business activities and markets through changes in how manage the development and use of our intangible property and how we structure our international procurement and customer service functions. There can be no assurance that the taxing authorities of the jurisdictions in which we operate, or will operate or to which we are otherwise deemed to have sufficient tax presence, will not challenge the tax benefits that we ultimately expect to realize as a result of our international structure. In addition, current and future changes to U.S. and non-U.S. tax laws, including pending U.S. tax reform of international business and the continuing development of the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting recommendations, could negatively impact the anticipated tax benefits of our international structure. Any long-term benefits to our tax rate will also depend on our ability to achieve our anticipated international growth projections and to operate our business in a manner consistent with our international structure and intercompany transfer pricing arrangements. If we do not operate our business consistent with the structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the structure and our future operating results and financial condition may be negatively impacted.
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
The market price of our common stock may be subject to wide fluctuations, which may negatively affect the ability of investors to sell our shares at consistent prices. Fluctuation in the stock price may occur due to many factors, including, without limitation:
•general market conditions and other factors related to the economy or otherwise, including factors unrelated to our operating performance or the operating performance of our competitors;
•people’s expectations, favorable or unfavorable, as to the likely growth of the markets in which we participate;
•negative publicity regarding spine surgeon’s practices or outcomes, whether warranted or not, that cast the sector in a negative light;
•the introduction of new products or product enhancements by us or our competitors;
•changes in the availability of third-party reimbursement in the U.S. or other countries;
•disputes or other developments with respect to intellectual property rights or other potential legal actions;
•our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•quarterly variations in our or our competitor’s results of operations;
•sales of large blocks of our common stock, including sales by our executive officers and directors;
•public campaigns by activist stockholders, such as public proposals and requests for special meetings, potential nominations of candidates for election to our Board of Directors, requests to pursue a strategic combination or other transaction, or other special requests;
•announcements of technological or medical innovations for the treatment of spine pathology;
•changes in governmental regulations or in the status of our regulatory approvals, clearances or applications;
•the acquisition or divestiture of businesses, products, assets or technology by us or by our competitors;
•litigation (including intellectual property litigation) and any associated negative verdicts or ruling;
•announcements of actions by the FDA or other regulatory agencies; and

•changes in earnings or operating margin estimates or financial guidance provided by us or by reports or ratings by securities analysts.
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
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board of Directors that our stockholders might consider favorable. Some of these provisions:
•authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of the common stock;
•provide for a classified Board of Directors, with each director serving a staggered three-year term;
•provide that our stockholders may remove our directors only for cause;
•prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;
•prohibit our stockholders from making certain changes to our certificate of incorporation or bylaws except with 66 2/3% stockholder approval; and
•require advance written notice of stockholder proposals and director nominations.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The following table sets forth our principal properties as of December 31, 2022, all of which are leased unless otherwise noted:

Primary Use	Square Footage	Location
Corporate office and training facilities	252,000	San Diego, CA
Manufacturing facilities (1)	180,000	West Carrollton, OH
Fulfillment and warehouse operations (1)	100,000	Memphis, TN
Office facilities and warehouse	47,000	Japan
Office facilities, manufacturing facilities and warehouse operations	42,000	Aliso Viejo, CA
Corporate office	28,000	Broomfield, CO
Office facilities and warehouse	23,000	Netherlands
Office facilities	21,000	Columbia, MD
Office facilities and warehouse	16,000	Australia
Office facilities and warehouse	15,000	Germany
Training facilities	12,000	Englewood, NJ
Office facilities	11,000	Italy
Office facilities	10,000	Columbia
Office facilities	7,000	Brazil
Office facilities	7,000	United Kingdom
Office facilities and warehouse	6,000	Singapore
Office facilities	6,000	Spain
(1)Owned by the Company
Item 3.    Legal Proceedings
For a description of our material pending legal proceedings, refer to Note 11, Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NUVA.”
We had approximately 66 stockholders of record as of February 20, 2023. The number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the year ended December 31, 2022.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

PERFORMANCE GRAPH
The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of (i) The Nasdaq Stock Market Composite Index, and (ii) Nasdaq Medical Equipment Index over the five-year period ending December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG NUVASIVE, INC.,
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ MEDICAL EQUIPMENT INDEX

$250
$200
$150
$100
$50
$0
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
NuVasive, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

Purchases of Equity Securities
In October 2017, we announced that our Board of Directors had approved a share repurchase program authorizing the repurchase of up to $100 million of our common stock over a three-year period. In February 2020, we announced that our Board of Directors approved an increase in the share repurchase authorization from $100 million to $150 million of our common stock and extended the authorization through December 31, 2021. In March 2020, in connection with the issuance of our Convertible Senior Notes due 2025, we repurchased approximately 1,085,000 shares of our common stock for $75 million. On November 3, 2021, our Board of Directors approved an increase in the share repurchase authorization by $25 million and extended the authorization through December 31, 2022. On November 2, 2022, our Board of Directors extended the share repurchase authorization through December 31, 2023. Accordingly, as of November 2, 2022, we are authorized to repurchase up to $100 million of our common stock under the share repurchase program. Under this program, we are authorized to repurchase our shares in open market purchases, privately negotiated purchases or other transactions. We did not repurchase any of our common stock during the year ended December 31, 2022.
Item 6.    [Reserved]
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our financial condition and results of operations. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes to those statements included in this Annual Report. A discussion regarding our financial condition and results of operations for 2022 compared to 2021 is presented under “Results of Operations” further below in this Item 7. For discussion regarding our financial condition and the results of operations for 2021 compared to 2020, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a global medical technology company focused on developing, manufacturing, selling and providing procedural solutions for spine surgery, with a guiding purpose to transform surgery, advance care and change lives. We offer a comprehensive portfolio of procedurally integrated spine surgery solutions, including surgical access instruments, spinal implants, fixation systems, biologics, and enabling technologies, as well as systems and services for intraoperative neuromonitoring. In addition, we develop and sell magnetically adjustable implant systems for spine and specialized orthopedic procedures. For the year ended December 31, 2022, we generated net sales of $1.2 billion, including sales in more than 50 countries.
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
•our comprehensive fixation systems, designed to facilitate the preservation and restoration of patient alignment, while addressing a vast array of spinal pathologies from an open or less-invasive approach across all spinal procedures;
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
We intend to continue development on a wide variety of innovation projects to advance our leadership position in less-invasive spine surgery, increase our product offerings and solutions for traditional spine surgery procedures, and further our enabling technologies portfolio. We expect to continue to invest in the Pulse platform to support our global commercialization plan for the technology and to build-out the platform to enable further improvement of the spine care pathway. Our goal is to use technology and data to make spine surgery more intelligent, and we are investing to develop and expand the Pulse platform to include applications and technologies designed to improve pre-operative treatment selection and planning and post-operative workflow and analytics, as well as intra-operative surgical automation and robotics. In addition, we expect to continue to pursue business and technology acquisition targets and strategic relationships to identify opportunities to broaden our participation along the spine care continuum, as well as opportunities outside of traditional spine. Top priorities include opportunities that complement our technology leadership position in spine, targeted geographic expansion, technology that makes procedures even safer, as well as opportunities which advance our strategy to make spine surgery more intelligent.
Proposed Merger with Globus Medical
On February 8, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Globus Medical, Inc. and Zebra Merger Sub, Inc., a wholly-owned subsidiary of Globus Medical, or Merger Sub. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into NuVasive, referred to as the Merger, with NuVasive surviving the Merger as a wholly-owned subsidiary of Globus Medical, such transaction referred to as the Combination.
The closing of the Combination is subject to certain closing conditions, including the approval of both parties’ stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. For more information, see Note 12, Subsequent Events, in the Notes to the Consolidated Financial Statements included in this Annual Report.
Impact of COVID-19 and Global Macroeconomic Conditions on Our Business
The COVID-19 pandemic significantly impacted our business and results of operations in fiscal years 2020, 2021 and 2022. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. In addition, many government agencies in conjunction with hospitals and healthcare systems deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, we experienced a significant reduction in procedural volumes as hospital systems and/or patients deferred spine surgery procedures.

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
Despite the impact COVID-19 has had on our business, we continued to invest in research and development, invest in our people, improve operating processes, and take steps to position ourselves for long-term success. During 2020, we raised additional capital to solidify our financial foundation. Nothwithstanding COVID-19, we continued to train and educate surgeons on our products and less-invasive surgical techniques through live and virtual settings. Further, we remained focused on developing innovative solutions and enabling technologies to drive increased adoption of less-invasive surgery, including the commercialization of the Simplify Cervical Disc for cTDR procedures and the Pulse platform in 2021. While many countries have removed or reduced the restrictions initially implemented in response to COVID-19, the pandemic continues to evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines and treatments, future resurgences of the virus and its variants, the imposition of government lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Additionally, due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating results may be negatively impacted. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomic conditions is provided under Part I, Item 1A – Risk Factors.
Net Sales and Operations
The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IONM services, and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IONM services are recognized in the period the service is performed for the amount of payment we expect to receive. We make available surgical instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. While selling or leasing of capital equipment has not historically made up a material portion of our total net sales, selling and leasing of capital equipment is expected to increase over time as a result of our commercialization of the Pulse platform in 2021.
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
Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, macroeconomic pressures or uncertainty associated with local or global economic recessions, disruption associated with the COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic and the deferral of elective surgical procedures and other macroeconomic challenges.
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
Certain contingent consideration liabilities are classified within Level 3 of the fair value hierarchy because their fair value is determined using unobservable inputs. We estimate the fair value of those liabilities using a discounted cash flow model, probability model, or Monte Carlo simulation model. The significant unobservable inputs of such models include projected financial results, volatility rates, probability factors associated with the achievement of defined milestones, and discount rates.
The most significant portion of our contingent consideration liabilities as of December 31, 2022 and December 31, 2021, resulted from the acquisition of Simplify Medical Pty Limited, or Simplify Medical, during the first quarter of 2021. In connection with the purchase price allocation for the acquisition, we recorded a fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones associated with the regulatory approval from the U.S. Food and Drug Administration, or FDA, for two-level cervical total disc replacement, and net sales from products incorporating the Simplify Medical cervical disc technology. Our estimated contingent consideration liability for Simplify Medical as of December 31, 2022 is $96.3 million.
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

We estimate the fair value of the remaining contingent liabilities related to the net sales milestones using a Monte Carlo simulation model. This fair value measurement is based on significant inputs that are both observable and unobservable in the market, with key assumptions including the forecasted net sales from products incorporating the Simplify Medical cervical disc technology, volatility factors associated with those forecasted net sales, and discount rates. Significant changes in these assumptions could result in a significantly higher or lower fair value estimate. Evaluating this contingent consideration liability as of December 31, 2022 holding other inputs constant, an increase or decrease in our 2023 and 2024 forecasted net sales by 5% would have resulted in an increase or decrease in the fair value by $4 million. See further discussion in Note 3, Business Combinations, and Note 4, Financial Instruments and Fair Value Measurements, in the Notes to Consolidated Financial Statements included in this Annual Report.
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
Our annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with our policy, we completed our most recent annual evaluation for impairment as of October 1, 2022 using the qualitative assessment. This qualitative analysis considered macroeconomic conditions and other relevant factors specific to the reporting unit, including market considerations, cost factors, historical and forecasted financial performance, and relevant entity-specific considerations. As part of our qualitative assessment, we also reviewed certain quantitative factors to assess the likelihood of an impairment. In addition, no indicators of impairment were noted through December 31, 2022 and consequently, no impairment charge was recorded during the year.
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
Legal Proceedings
We are involved in a number of legal actions and investigations arising out of the normal course of our business. The outcomes of these legal actions and investigations are not within our complete control and may not be known for prolonged periods of time. In some actions, the claimants seek damages as well as other relief, including injunctions barring the sale of products that are the subject of the lawsuit, that could require significant expenditures or result in lost net sales. In accordance with authoritative guidance, we disclose information regarding each claim where the likelihood of a material loss contingency is probable or reasonably possible. An estimated loss contingency is accrued in our financial statements if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible and can be reasonably estimated, the estimated loss or range of loss is disclosed in the Notes to Consolidated Financial Statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings and investigations are discussed in Note 11, Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report.
The above discussion is not intended to be a comprehensive list of all of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. See our Consolidated Financial Statements and Notes thereto included in this Annual Report, which contain accounting policies and other disclosures required by U.S. GAAP.
Results of Operations
Net Sales

	Year Ended December 31,		2021 to 2022
(in thousands, except %)	2022	2021	$ Change	% Change
Spinal hardware	$909,778	$856,556	$53,222	6%
Surgical support	292,164	282,432	9,732	3%
Total net sales	$1,201,942	$1,138,988	$62,954	6%
Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services and disposables, biologics, and our capital equipment, all of which are used to aid spine surgery.

We expect continued adoption of our innovative less-invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the U.S. have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, the COVID-19 pandemic has had, and may continue to have, an adverse effect on our business. While procedural volume rates for elective surgeries did recover in the U.S. and certain international regions during 2022, the COVID-19 pandemic continues to evolve and its impact on our business will depend on several factors that are highly uncertain and unpredictable.
Total net sales increased $63.0 million, or 6%, in 2022 compared to 2021.
Net sales from our spinal hardware product line offerings increased $53.2 million, or 6%, in 2022 compared to 2021. Product volume within spinal hardware increased our net sales by approximately 11% in 2022 compared to 2021, primarily due to net sales growth from the commercial launch of the Simplify Cervical Disc in 2021, as well as higher procedural volumes as the number of elective surgeries continued to increase in 2022. We experienced unfavorable pricing impacts of approximately 1% in 2022 compared to 2021. Foreign currency fluctuations decreased our spinal hardware net sales by approximately 4% in 2022 compared to 2021.
Net sales from our surgical support product line offerings increased $9.7 million, or 3%, in 2022 compared to 2021. Product and service volume within surgical support increased our net sales by approximately 5% in 2022 compared to 2021, primarily due to net sales growth from the commercial launch of the Pulse platform during the third quarter of 2021, as well as higher IONM services and surgical procedural volumes as the number of elective surgeries continued to increase. We experienced unfavorable pricing impacts of approximately 1% in 2022 compared to 2021. Foreign currency fluctuations decreased our surgical support net sales by approximately 1% in 2022 compared to 2021.
Cost of Sales, Excluding Below Amortization of Intangible Assets

	Year Ended December 31,		2021 to 2022
(in thousands, except %)	2022	2021	$ Change	% Change
Cost of sales	$336,507	$322,278	$14,229	4%
% of total net sales	28%	28%		—%
Cost of sales consists primarily of purchased goods, raw materials, labor and overhead associated with product manufacturing, inventory-related costs and royalty expenses, as well as the cost of providing IONM services, which includes personnel and physician oversight costs. We primarily procure and manufacture our products in the U.S., and accordingly, foreign currency fluctuations have not materially impacted our cost of sales.
Cost of sales increased $14.2 million in 2022 compared to 2021. Cost of sales as a percentage of net sales was 28% for both years 2022 and 2021. The increase in cost of sales in 2022 is primarily associated with higher net sales, compared to the same period in 2021. Offsetting this increase is a decrease of $25.0 million in the amount of our excess and obsolete inventory reserves recorded to cost of sales as compared to 2021. In 2022, our excess and obsolete inventory reserves decreased by $10.8 million compared to 2021, due to updates to our estimates and assumptions about future product demand for certain spinal hardware products which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions. Further, in 2022, our excess and obsolete inventory reserves decreased by $14.2 million, compared to 2021, due to a reserve recorded in the third quarter of 2021 associated with the withdrawal of certain products from the market that did not recur.

Operating Expenses

	Year Ended December 31,		2021 to 2022
(in thousands, except %)	2022	2021	$ Change	% Change
Selling, general and administrative	$634,095	$610,085	$24,010	4%
% of total net sales	53%	54%
Research and development	98,524	92,626	5,898	6%
% of total net sales	8%	8%
Amortization of intangibles	49,376	57,309	(7,933)	(14)%
Business transition (benefit) costs	(4,976)	68,719	(73,695)	(107)%
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
Selling, general and administrative expenses increased by $24.0 million, or 4%, in 2022 compared to 2021. The increase in 2022 is primarily due to increased commissions and freight costs associated with higher net sales, increased travel expenses coinciding with the easing of COVID-19 related restrictions, increased legal expenses associated with certain ongoing litigation matters and increased depreciation costs for surgical sets supporting higher net sales. During 2022, we experienced macroeconomic inflationary pressures within our selling, general and administrative expenses, including higher travel expenses and freight costs.
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
Research and development expense increased by $5.9 million, or 6%, in 2022 compared to 2021. The increase in spending is primarily due to higher headcount related costs, and further development, enhancement and functionality of our current and future product offerings, including capital equipment, which was partially offset by lower consulting expenses. Over the course of the COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.
Amortization of Intangible Assets
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense decreased by $7.9 million, or (14)% in 2022 compared to 2021 primarily due to multiple intangible assets associated with a number of historical acquisitions becoming fully amortized during 2022.
Business Transition (Benefit) Costs
We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on assessment of the likelihood and amount of contingent consideration achievement resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period, which we record as a benefit.
During the year ended December 31, 2022, we recorded a benefit of $(5.0) million related to acquisition, integration and business transition activities, which included $(14.7) million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2018, 2017 and 2016 acquisitions.
During the year ended December 31, 2021, we recorded $68.7 million of costs related to acquisition, integration and business transition activities, which included $53.4 million of fair value adjustments on contingent consideration liabilities associated with our 2021, 2018, 2017 and 2016 acquisitions as well as $4.0 million of costs associated with the 2021 acquisition of Simplify Medical.

See further discussion in Note 3, Business Combinations, and Note 4, Financial Instruments and Fair Value Measurements, in the Notes to Consolidated Financial Statements included in this Annual Report.
Interest and Other Expense, Net

	Year Ended December 31,		2021 to 2022
(in thousands, except %)	2022	2021	$ Change	% Change
Interest income	$2,759	$160	$2,599	1,624%
Interest expense	(17,423)	(21,056)	3,633	(17)%
Other expense, net	(21,430)	(25,459)	4,029	(16)%
Total interest and other expense, net	$(36,094)	$(46,355)	$10,261	(22)%
% of total net sales	3%	4%
Total interest and other expense, net for the periods presented includes gains and losses from strategic investments, gains and losses from changes in the fair value of derivatives, and net foreign currency exchange gains and losses.
Total interest and other expense, net decreased by $10.3 million, or 22%, in 2022 compared to 2021. Interest income increased by $2.6 million in 2022, compared to the same period 2021, primarily due to interest earned on our money market funds as a result of higher interest rates in 2022, compared to the same period in 2021. Interest expense decreased by $3.6 million in 2022, compared to the same period in 2021, primarily due to the Senior Convertible Notes due 2021 which were settled at maturity in March 2021. Other expense, net decreased by $4.0 million in 2022, compared to the same period in 2021, due primarily to a decrease of $9.8 million in net foreign currency exchange losses and a change of $5.9 million in unrealized gains and losses from strategic investments. Net foreign currency exchange losses were $18.8 million and $28.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. Unrealized (losses) gains from strategic investments were $(2.8) million and $3.1 million for the years ended December 31, 2022 and December 31, 2021, respectively.
Income Tax Expense

	Year Ended December 31,		2021 to 2022
(in thousands, except %)	2022	2021	$ Change	% Change
Income tax expense	$(11,915)	$(5,702)	$(6,213)	109%
Effective income tax rate	23%	(10)%
The provision for income tax expense as a percentage of pre-tax income was 23% for the year ended December 31, 2022 compared with (10)% on pre-tax losses for the year ended December 31, 2021. The increase in income tax expense during 2022 was primarily due to increased uncertain tax position reserves, shortfall on share-based compensation, partially offset by decreased valuation allowances, favorable return to provision adjustments, and decreased contingent consideration liabilities.
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

Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, which include impacts from the COVID-19 pandemic, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services.
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
A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen and the Singapore dollar, has and could continue to adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of December 31, 2022, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $51.2 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the U.S. As of December 31, 2022, our account receivable balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $61.9 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

Under the terms of the Merger Agreement with Globus Medical, we have agreed to various covenants and agreements, including, among others, agreements to use commercially reasonable efforts to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Combination. Subject to certain exceptions, we may not take, commit or agree to take certain actions without Globus Medical’s consent, including, but not limited to, making material acquisitions, disposing of material assets, making capital expenditures in excess of specified amounts, issuing additional capital stock or other equity securities, or incurring additional indebtedness (subject to certain exceptions). We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs or capital expenditure requirements.
We are currently, and in the future could be, involved in legal actions and investigations arising out of the normal course of our business. Due to the inherent uncertainties associated with pending legal actions and investigations, we cannot predict the outcome, and, with respect to certain pending litigation or claims where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome, other than those matters disclosed in this Annual Report. We have no material accruals for pending litigation or claims that are not disclosed in our Consolidated Financial Statements. It is reasonably possible, however, that an unfavorable outcome that exceeds our accrual estimate for a particular legal proceeding or investigation could have a material adverse effect on our liquidity and access to capital resources. Additionally, it is possible that in connection with a legal proceeding or investigation we are required to pay fees and expenses of the other party or set aside funds in an escrow or purchase a performance bond, regardless of our assessment of the probability of a loss. These requirements to pay fees and expenses or escrow funding in connection with a legal proceeding or investigation could have an adverse impact on our liquidity or affect our access to additional capital resources. We have disclosed all material accruals for pending litigation or investigations in Note 11, Contingencies, in the Notes to Consolidated Financial Statements included in this Annual Report.
On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as Lessray. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. We anticipate the remaining sales-based milestones will become payable by 2024 but this date is subject to change based on the achievement of those commercial milestones.
On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. In March 2022, we paid $7.5 million toward the successful achievement of a second milestone. There are two remaining milestones, and we anticipate the next milestone will become payable in 2023 with the final milestone anticipated no earlier than 2027. These dates are subject to change based on the achievement of those manufacturing and commercial milestones.
On February 24, 2021, we completed the acquisition of Simplify Medical, a developer of cervical disc technology for cTDR procedures. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. On April 1, 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone. We made a payment of $45.8 million on April 20, 2021 for the regulatory milestone using available cash. During the third quarter of 2022, we made a payment of $0.8 million relating to a holdback associated with the acquisition. Milestone payments, which are contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, will become payable in calendar years 2023, 2024 and 2025. The first of these milestones is anticipated to be paid in the first quarter of 2023, and we have accrued approximately $58.8 million for this milestone as of December 31, 2022.
On December 6, 2022, we completed the acquisition of certain intellectual property and other assets from a developer of implantable sensor technology for orthopedic procedures. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $5.5 million for contingent consideration liabilities related to the successful achievement of development, regulatory and commercial milestones. We anticipate the milestones will become payable between 2024 and 2028. These dates are subject to change based on the achievement of those milestones.

Cash and cash equivalents were $248.7 million and $246.1 million at December 31, 2022 and December 31, 2021, respectively. While the efforts to contain and manage the spread and impact of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash, cash equivalents, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, of which $450 million of Senior Convertible Notes are due June 2023, as well as for certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic and global macroeconomic conditions, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with continued uncertainty surrounding the COVID-19 pandemic and the macroeconomic conditions discussed above, our ability to engage in such transactions may be constrained by volatile financial market conditions, unfavorable lending terms, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic or global macroeconomic conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, it is uncertain whether the provision will be repealed or otherwise modified. As of December 31, 2022, there has been no legislation passed to repeal or modify the provision. This provision has adversely impacted cash flows from operations during 2022 and is expected to continue to adversely impact future cash flows from operations unless the provision is repealed or modified.
The increase in liquidity during the year ended December 31, 2022, of $2.6 million was primarily driven by timing associated with our operating cash flows, $139.2 million in cash outflows for purchases of property and equipment, as well as a $7.5 million payment for the successful achievement of the commercial milestone related to the September 2017 acquisition. At December 31, 2022, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.
Cash Flows
The following table summarizes our Consolidated Statements of Cash Flows:

	Year Ended December 31,		2021 to 2022
(in thousands, except %)	2022	2021	$ Change	% Change
Cash provided by operating activities	$169,118	$182,174	$(13,056)	(7)%
Cash used in investing activities	(155,193)	(136,065)	(19,128)	14%
Cash used in financing activities	(8,590)	(653,349)	644,759	(99)%
Effect of exchange rate changes on cash	(2,763)	(3,538)	775	(22)%
Increase (decrease) in cash, cash equivalents and restricted cash	$2,572	$(610,778)	$613,350	(100)%
Cash Flows from Operating Activities
Cash provided by operating activities was $169.1 million in 2022, compared to $182.2 million in 2021. The $13.1 million decrease in cash provided by operating activities was primarily due to the timing of collections and payments associated with our accounts receivable, accounts payable and accrued liabilities, and an increase in payments for compensation related accruals, which was partially offset by the timing of spending for inventory purchases during 2022 compared to the same period in 2021.

Cash Flows from Investing Activities
Cash used in investing activities was $155.2 million in 2022, compared to $136.1 million used in 2021. The $19.1 million increase in cash used in investing activities was primarily due to an increase in cash used for purchases of property and equipment and for acquisitions and strategic investments of $28.2 million and $14.5 million, respectively in 2022. This increase was offset by a net decrease in cash used for investing activities of $22.3 million, as a result of payments of $195.3 million in connection with the acquisition of Simplify Medical and the associated regulatory milestone being met, offset by proceeds of $173.0 million from sales and maturities of marketable securities in 2021.
Cash Flows from Financing Activities
Cash used in financing activities was $8.6 million in 2022, compared to $653.3 million for the same period in 2021. The $644.8 million decrease in cash used in financing activities was primarily due to the $649.4 million payment made in 2021 to settle our Senior Convertible Notes due 2021. This decrease was partially offset by a $7.5 million payment relating to contingent consideration, of which $6.8 million is reflected within our financing activities, and the remainder allocated to our operating activities during 2022.
Treasury stock purchases related to equity award vesting totaled $5.7 million during 2022. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.
Senior Convertible Notes
1.00% Senior Convertible Notes due 2023
In June 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. Interest on the 2023 Notes began accruing upon issuance and is payable semi-annually. The 2023 Notes permit us to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion, and we have elected to settle all conversions in cash. Accordingly, we will satisfy the principal amount outstanding and any note conversion value over the principal amount with cash. We may not redeem the 2023 Notes prior to the maturity date. No principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. Prior to the close of business on the business day immediately preceding February 1, 2023, the 2023 Notes were convertible at the option of holders only upon the satisfaction of specified conditions and during certain periods. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of these conditions. The 2023 Notes are included within current liabilities in the Consolidated Balance Sheet.
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
We may not redeem the 2025 Notes prior to March 20, 2023. We may redeem the 2025 Notes, at our option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. As of December 31, 2022, we are unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.
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
Revolving Senior Credit Facility
In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was further amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. We did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2022 and 2021.
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

The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of December 31, 2022, we are in compliance with the 2020 Credit Agreement covenants.
See Note 5, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for more information about the terms of the 2023 Notes, the 2023 Hedge, the 2023 Warrants, the 2025 Notes, the 2025 Hedge, the 2025 Warrants and the 2020 Credit Agreement.
Contractual Obligations and Commitments
Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our Senior Convertible Notes, operating leases and other contractual obligations.
The following table summarizes our contractual obligations and commitments as of December 31, 2022:

		Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Convertible Notes (1)	$906,469	$453,938	$452,531	$—	$—
Operating leases	153,071	15,817	27,479	24,620	85,155
Finance leases	2,044	1,139	853	52	—
Other obligations	65,842	61,180	1,973	1,091	1,598
Total	$1,127,426	$532,074	$482,836	$25,763	$86,753
(1)Senior Convertible Notes includes the expected coupon interest payments on the outstanding debt. See Note 5, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion of the terms of the Senior Convertible Notes.
Total contractual obligations and commitments listed in the table above excludes potential contingent consideration payments pursuant to certain merger, purchase, and product development agreements, other than achieved milestones. See Note 4, Financial Instruments and Fair Value Measurements, and Note 6, Commitments, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on the contingent consideration obligations and product development agreements, respectively.
The expected timing of payments of the obligations discussed above is estimated based on current information. Timing of payment and actual amounts paid may be different depending on the time of receipt of services or changes to agreed-upon amounts for some obligations.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet activities.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity and Risk
Our exposure to interest rate risk at December 31, 2022 is related to our investment portfolio which consists largely of money market funds of high quality financial institutions. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. As of December 31, 2022, we do not hold any material asset-backed investment securities and in 2022, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of December 31, 2022, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.
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

As of December 31, 2022, we only held investments in securities classified as cash equivalents and marketable equity securities. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses and interest income related to cash equivalents were immaterial during all periods presented.
Market Price Sensitive Instruments
In order to reduce the potential equity dilution associated with our convertible notes, we entered into the 2023 Hedge and 2025 Hedge in connection with the issuances of 2023 Notes and 2025 Notes, respectively, entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2023 Hedge and 2025 Hedge are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge and 2025 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 5, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion.
Foreign Currency Exchange Risk
A substantial portion of our operations are located in the U.S., and the majority of our sales since inception have been made in U.S. dollars. However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will continue to grow. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen, and the Singapore dollar, has had and could continue to have an adverse effect on our financial results, including our net sales, net sales growth rates, gross margins, income and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. We also have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina that have financial instability or currency controls.
We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the Consolidated Statements of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $15.0 million as of December 31, 2022, which will be settled in January 2023. During the year ended December 31, 2022, a gain of $2.2 million was recognized in other expense, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was $(0.2) million on our Consolidated Balance Sheets as of December 31, 2022. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.
Item 8.    Financial Statements and Supplementary Data
The Consolidated Financial Statements and supplementary data required by this item are set forth at the pages indicated in Item 15 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a — 15(e) and 15d — 15(e) of the Exchange Act) as of December 31, 2022. Based on such evaluation, our management has concluded as of December 31, 2022, the Company’s disclosure controls and procedures are effective.
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
Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of the Company’s internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published a 2013 framework and related illustrative documents. We adopted this framework during 2014. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, based on those criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on Internal Control over Financial Reporting

We have audited NuVasive, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NuVasive, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NuVasive, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California
February 22, 2023

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its 2023 annual meeting of stockholders, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10.    Directors, Executive Officers and Corporate Governance
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
Item 11.    Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Equity Compensation Plan Information
The following table provides certain information with respect to all of our compensation plans in effect as of December 31, 2022:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(A))
Equity Compensation Plans approved by stockholders	1,923,969	(1)	$—	3,423,002	(2)
Equity Compensation Plans not approved by stockholders	—		—	—
Total	1,923,969		$—	3,423,002
(1)Consists of shares subject to outstanding stock options, restricted stock units and performance restricted stock units under the NuVasive 2014 Equity Incentive Plan and the Ellipse Technologies 2015 Incentive Award Plan, some of which are vested and some of which remain subject to the vesting and/or performance criteria of the respective equity award.
(2)Consists of shares available for future issuance under the NuVasive 2014 Equity Incentive Plan, the Ellipse Technologies 2015 Incentive Award Plan, and the 2004 Amended and Restated Employee Stock Purchase Plan, or ESPP. As of December 31, 2022, an aggregate of 2,586,396 shares of common stock were available for issuance under the NuVasive 2014 Equity Incentive Plan, 302,648 shares of common stock were available for issuance under the Ellipse Technologies 2015 Incentive Award Plan, and 533,958 shares of common stock were available for issuance under the 2004 Amended and Restated Employee Stock Purchase Plan.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as a part of this report:
(1)Report of Independent Registered Public Accounting Firm (PCAOB ID 42)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules: Schedule II — Valuation Accounts
All other financial statement schedules have been omitted because they are not applicable, not required or the information required by such schedules is shown in the financial statements or the notes thereto.
(3)Exhibits
See Item 15, subsection (b) below.
(b)The following exhibits are filed as part of this report:

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of February 8, 2023, by and among NuVasive, Inc., Globus Medical, Inc. and Zebra Merger Sub, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 9, 2023)

3.1	Restated Certificate of Incorporation (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 13, 2004)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 28, 2011)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 10, 2020)
3.4	Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 6, 2012)
3.5	Amendment No. 1 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 19, 2014)
3.6	Amendment No. 2 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 1, 2016)
3.7	Amendment No. 3 to the Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 9, 2023)
4.1	Specimen Common Stock Certificate (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 15, 2006)
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

4.4	Form of 0.375% Convertible Senior Note due 2025 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

Exhibit Number	Description
4.5
Indenture, dated June 1, 2020, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

4.6	Form of 1.00% Convertible Senior Note due 2023 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)
4.7	Description of Registrant’s Securities (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.1#	2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 30, 2014)
10.2#	Amendment No. 1 to 2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2019)
10.3#
Amendment No. 2 to 2004 Amended and Restated Employee Stock Purchase Plan of NuVasive, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022)

10.4#	2014 Equity Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.5#
Form of Performance Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.6#
Form of Executive Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.7#
Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) under the 2014 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)

10.8#
Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2019 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.9#
Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2019 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.10#
Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2019 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)

10.11#
Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.12#
Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.13#
Form of Performance Cash Award Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2020 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 6, 2020)

10.14#
Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2021)

10.15#
Form of Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2021)

10.16#
Form of Performance Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2022 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 4, 2022)

10.17#
Form of Restricted Stock Unit Agreement (with accompanying Notice of Grant) for grants on or after March 1, 2021 (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 5, 2021)

Exhibit Number	Description
10.18#	NuVasive, Inc. 2014 Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed with the Commission on March 27, 2014)
10.19#	2015 Ellipse Technologies, Inc. Incentive Award Plan (incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on February 11, 2016)
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
10.26#
Separation Agreement and General Release dated November 8, 2021 between the Company and Brent Boucher (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 23, 2022)

10.27#	Employment Letter dated June 19, 2018 between the Company and Nathaniel B. Sisitsky, Esq. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.38#	Employment Letter dated October 25, 2019 between the Company and Dale Wolf (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 25, 2021)
10.29#	Employment Letter dated August 22, 2022 between the Company and Michael Farrington (incorporated by reference to our Quarterly Report on Form 10-K filed with the Commission on November 9, 2022)
10.30#	Non-Employee Director Cash Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on February 20, 2020)
10.31
Lease for Sorrento Summit, dated as of August 28, 2017, by and between HCPI/Sorrento, LLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 29, 2017)

10.32
Second Amended and Restated Credit Agreement, dated as of February 24, 2020, by and among the Company, certain material subsidiaries of the Company, as guarantors, Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 26, 2020)

10.33
Amendment No. 1 to Credit Agreement, dated as of May 26, 2020, by and among NuVasive, Inc., Bank of America, N.A. and each of those additional Lenders that are a party to such agreement (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 26, 2020)

10.34
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

10.36
Confirmation for base call option transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.37
Confirmation for base call option transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.38
Confirmation for base call option transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.39
Confirmation for base call option transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

Exhibit Number	Description
10.40
Confirmation for base warrant transaction dated as of February 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.41
Confirmation for base warrant transaction dated as of February 26, 2020, between JPMorgan Chase Bank, National Association and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.42
Confirmation for base warrant transaction dated as of February 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.43
Confirmation for base warrant transaction dated as of February 26, 2020, between The Bank of Nova Scotia and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.44
Confirmation for base warrant transaction dated as of February 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.45	Amendment Agreement, dated February 26, 2020, between the Company and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 2, 2020)
10.46
Confirmation for base call option transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.47
Confirmation for base call option transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.48
Confirmation for base call option transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.49
Confirmation for base call option transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.50
Confirmation for base warrant transaction dated as of May 27, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.51
Confirmation for base warrant transaction dated as of May 27, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.52
Confirmation for base warrant transaction dated as of May 27, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.53
Confirmation for base warrant transaction dated as of May 27, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 1, 2020)

10.54
Confirmation for additional call option transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.55
Confirmation for additional call option transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.56
Confirmation for additional call option transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.57
Confirmation for additional call option transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.58
Confirmation for additional warrant transaction dated as of June 2, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

Exhibit Number	Description
10.59
Confirmation for additional warrant transaction dated as of June 2, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.60
Confirmation for additional warrant transaction dated as of June 2, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.61
Confirmation for additional warrant transaction dated as of June 2, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 4, 2020)

10.62
Amendment Agreement dated as of October 26, 2020, between Morgan Stanley & Co. International plc and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.63
Amendment Agreement dated as of October 26, 2020, between Royal Bank of Canada and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.64
Amendment Agreement dated as of October 26, 2020, between Bank of America, N.A. and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.65
Amendment Agreement dated as of October 26, 2020, between Barclays Bank PLC and the Company (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on October 29, 2020)

10.66
Voting and Support Agreement, dated as of February 8, 2023, by and among NuVasive, Inc., Globus Medical, Inc., David Paul and Sonali Paul. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 9, 2023)

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
†    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.
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
Item 16.    Form 10-K Summary
The Company has elected not to provide a summary.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.
Date: February 22, 2023
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

Signature	Title	Date

/s/ J. Christopher Barry	Chief Executive Officer and Director	February 22, 2023
J. Christopher Barry	(Principal Executive Officer)

/s/ Matthew K. Harbaugh	Executive Vice President and Chief Financial Officer	February 22, 2023
Matthew K. Harbaugh	(Principal Financial Officer)

/s/ Marc Rosenbaum	Vice President, Corporate Controller and Chief Accounting Officer	February 22, 2023
Marc Rosenbaum	(Principal Accounting Officer)

/s/ Vickie L. Capps	Director	February 22, 2023
Vickie L. Capps

/s/ John A. DeFord	Director	February 22, 2023
John A. DeFord, Ph.D.

/s/ Robert F. Friel	Director	February 22, 2023
Robert F. Friel

/s/ R. Scott Huennekens	Director	February 22, 2023
R. Scott Huennekens

/s/ Siddhartha C. Kadia	Director	February 22, 2023
Siddhartha C. Kadia, Ph.D.

/s/ Leslie V. Norwalk	Director	February 22, 2023
Leslie V. Norwalk, Esq.

/s/ Amy Belt Raimundo	Director	February 22, 2023
Amy Belt Raimundo

/s/ Daniel J. Wolterman	Director	February 22, 2023
Daniel J. Wolterman

NUVASIVE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NuVasive, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NuVasive, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

Valuation of inventory
Description of the Matter	The Company's inventories totaled $338.6 million as of December 31, 2022. As explained in Note 1 to the consolidated financial statements, the Company reviews the components of its inventory on a periodic basis for excess and obsolescence and adjusts inventory to its net realizable value as necessary.

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

Valuation of the contingent consideration liability assumed in the Simplify Medical acquisition
Description of the Matter
As disclosed in Note 3 to the consolidated financial statements, the fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Consolidated Statements of Operations. The Company completed the acquisition of Simplify Medical Pty Limited (“Simplify Medical”) on February 24, 2021 and as of December 31, 2022, the amount recorded for future estimated contingent consideration related to the Simplify Medical acquisition is $96.3 million.

Auditing the Company’s accounting for the fair value of the contingent consideration liability assumed in connection with its acquisition of Simplify Medical was complex due to the significant estimation uncertainty and sensitivity of the fair value to underlying assumptions about forecasted net sales. The significant judgments made and assumptions used to estimate the fair value of the contingent consideration liability included certain unobservable inputs that form the basis of the forecasted net sales. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of internal controls over the Company's process for determining the fair value of the contingent consideration liability assumed in connection with the Simplify Medical acquisition, including controls over management’s review of the significant assumptions and other inputs used in the determination of estimated future net sales.

To test the fair value of the contingent liability, our substantive procedures included, among others, assessing the Company’s selection of the valuation method and testing the model and significant assumptions discussed above. Net sales forecasts were evaluated for reasonableness against internal and external analyses as well as external industry and market information. Our procedures included, where necessary, consideration of available information that either corroborated or contradicted management’s conclusions. We involved valuation specialists to assist in assessing the significant assumptions and methodologies used by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
San Diego, California
February 22, 2023

NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$248,663	$246,091
Accounts receivable, net of allowances of $19,601 and $21,064, respectively	249,373	214,398
Inventory, net	338,601	315,845
Prepaid income taxes	7,118	5,425
Prepaid expenses and other current assets	21,457	20,665
Total current assets	865,212	802,424
Property and equipment, net	346,510	303,664
Intangible assets, net	184,289	242,675
Goodwill	639,663	633,467
Operating lease right-of-use assets	95,112	102,987
Deferred tax assets	68,273	48,003
Restricted cash and investments	1,494	1,494
Other assets	23,952	19,361
Total assets	$2,224,505	$2,154,075
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$120,333	$115,614
Contingent consideration liabilities	66,975	7,986
Accrued payroll and related expenses	58,448	66,596
Operating lease liabilities	10,019	9,867
Income tax liabilities	12,217	828
Senior convertible notes	448,056	—
Total current liabilities	716,048	200,891
Long-term senior convertible notes	444,202	884,984
Deferred and other tax liabilities	13,088	3,049
Operating lease liabilities	103,806	111,592
Contingent consideration liabilities	63,640	139,824
Other long-term liabilities	14,831	18,528
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at December 31, 2022 and December 31, 2021; 58,939 shares issued and 52,134 outstanding at December 31, 2022; 58,469 shares issued and 51,769 outstanding at December 31, 2021	63	63
Additional paid-in capital	1,469,411	1,434,976
Accumulated other comprehensive loss	(3,249)	(7,792)
Retained earnings	86,115	45,708
Treasury stock at cost; 6,805 shares and 6,700 shares at December 31, 2022 and December 31, 2021, respectively	(683,450)	(677,748)
Total equity	868,890	795,207
Total liabilities and equity	$2,224,505	$2,154,075
See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales:
Products	$1,090,954	$1,034,612	$950,189
Services	110,988	104,376	100,393
Total net sales	1,201,942	1,138,988	1,050,582
Cost of sales (excluding below amortization of intangible assets):
Products	251,768	245,569	247,809
Services	84,739	76,709	73,822
Total cost of sales	336,507	322,278	321,631
Gross profit	865,435	816,710	728,951
Operating expenses:
Selling, general and administrative	634,095	610,085	547,195
Research and development	98,524	92,626	79,838
Amortization of intangible assets	49,376	57,309	51,726
Purchase of in-process research and development	—	—	1,011
Business transition (benefit) costs	(4,976)	68,719	10,878
Total operating expenses	777,019	828,739	690,648
Interest and other expense, net:
Interest income	2,759	160	1,472
Interest expense	(17,423)	(21,056)	(70,466)
Other expense, net	(21,430)	(25,459)	(16,854)
Total interest and other expense, net	(36,094)	(46,355)	(85,848)
Income (loss) before income taxes	52,322	(58,384)	(47,545)
Income tax (expense) benefit	(11,915)	(5,702)	10,392
Consolidated net income (loss)	$40,407	$(64,086)	$(37,153)

Net income (loss) per share:
Basic	$0.78	$(1.24)	$(0.72)
Diluted	$0.76	$(1.24)	$(0.72)
Weighted average shares outstanding:
Basic	52,009	51,589	51,416
Diluted	57,359	51,589	51,416
See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Consolidated net income (loss)	$40,407	$(64,086)	$(37,153)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	—	(13)	13
Translation adjustments, net of tax	4,543	(194)	1,820
Other comprehensive income (loss):	4,543	(207)	1,833
Total consolidated comprehensive income (loss)	$44,950	$(64,293)	$(35,320)
See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	57,525	$62	$1,429,854	$(9,418)	$82,475	(5,380)	$(587,766)	$915,207
Issuance of common stock under employee and director stock option and purchase plans	420	—	6,621	—	—	(104)	(6,116)	505
Stock-based compensation expense	—	—	25,778	—	—	—	—	25,778
Tax benefits related to convertible note issuance	—	—	484	—	—	—	—	484
Shares repurchased	—	—	—	—	—	(1,085)	(75,000)	(75,000)
Sale of warrants	—	—	93,915	—	—	—	—	93,915
Convertible note hedge	—	—	(115,592)	—	—	—	—	(115,592)
Equity component of convertible note issuance	—	—	115,559	—	—	—	—	115,559
Debt issuance costs attributable to convertible feature	—	—	(1,921)	—	—	—	—	(1,921)
Reclassification of redeemable equity component of senior convertible notes	—	—	(4,697)	—	—	—	—	(4,697)
Consolidated net loss	—	—	—	—	(37,153)	—	—	(37,153)
Other comprehensive income	—	—	—	1,833	—	—	—	1,833
Balance at December 31, 2020	57,945	$62	$1,550,001	$(7,585)	$45,322	(6,569)	$(668,882)	$918,918
See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
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
See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	58,469	$63	$1,434,976	$(7,792)	$45,708	(6,700)	$(677,748)	$795,207
Issuance of common stock under employee and director stock option and purchase plans	470	—	5,839	—	—	(105)	(5,702)	137
Stock-based compensation expense	—	—	28,596	—	—	—	—	28,596
Consolidated net income	—	—	—	—	40,407	—	—	40,407
Other comprehensive income	—	—	—	4,543	—	—	—	4,543
Balance at December 31, 2022	58,939	$63	$1,469,411	$(3,249)	$86,115	(6,805)	$(683,450)	$868,890
See accompanying notes to Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Consolidated net income (loss)	$40,407	$(64,086)	$(37,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,033	149,524	140,937
Purchase of in-process research and development	—	—	1,011
Deferred income taxes	(10,953)	(4,141)	(18,007)
Amortization of non-cash interest	7,887	8,629	48,986
Stock-based compensation	28,596	25,292	18,145
Net loss (gain) on strategic investments	2,837	(3,082)	268
Changes in fair value of contingent consideration	(14,712)	53,404	2,327
Net loss recognized on change in fair value of derivatives	—	—	12,301
Net loss from foreign currency adjustment	18,849	28,709	4,218
Reserves on current assets	(703)	26,218	53,902
Other non-cash adjustments	12,608	11,006	10,331
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(37,177)	(11,694)	3,030
Inventory	(22,649)	(37,020)	(40,765)
Prepaid expenses and other assets	4,619	(3,366)	(4,986)
Accounts payable and accrued liabilities	(9,870)	533	8,756
Accrued payroll and related expenses	(7,407)	4,132	(23,654)
Income taxes	9,753	(1,884)	6,264
Net cash provided by operating activities	169,118	182,174	185,911
Investing activities:
Acquisition of Simplify Medical, net of cash acquired	(750)	(149,463)	—
Payment of contingent consideration for Simplify Medical	—	(45,850)	—
Acquisitions and investments	(14,318)	(500)	—
Proceeds from other investments	—	—	1,143
Purchases of intangible assets	(199)	(1,344)	(3,860)
Purchases of property and equipment	(139,228)	(111,112)	(105,729)
Purchases of marketable securities	—	—	(233,488)
Proceeds from sales of marketable securities	—	127,023	60,000
Proceeds from maturities of marketable securities	—	46,000	—
Other investing activities	(698)	(819)	—
Net cash used in investing activities	(155,193)	(136,065)	(281,934)
Financing activities:
Proceeds from the issuance of common stock	5,839	6,218	6,170
Payment of contingent consideration	(6,839)	(3)	(7,053)
Purchase of treasury stock	(5,702)	(8,813)	(80,665)
Proceeds from issuance of convertible debt, net of issuance costs	—	—	873,848
Proceeds from sale of warrants	—	—	93,915
Purchases of convertible note hedges	—	—	(147,825)
Payments upon settlement of senior convertible notes	—	(649,426)	—
Other financing activities	(1,888)	(1,325)	(1,734)
Net cash (used in) provided by financing activities	(8,590)	(653,349)	736,656
Effect of exchange rate changes on cash	(2,763)	(3,538)	3,202
Increase (decrease) in cash, cash equivalents and restricted cash	2,572	(610,778)	643,835
Cash, cash equivalents and restricted cash at beginning of period	247,585	858,363	214,528
Cash, cash equivalents and restricted cash at end of period	$250,157	$247,585	$858,363
Supplemental cash flow information:
Interest paid	$9,072	$16,294	$19,914
Income taxes paid	$12,174	$11,879	$1,873

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$248,663	$246,091	$856,869
Restricted cash	1,494	1,494	1,494
Total cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$250,157	$247,585	$858,363
See accompanying notes to Consolidated Financial Statements

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
•its cervical total disc replacement, or cTDR, technology, which complements the Company’s portfolio of products and services for cervical spinal fusion surgery and is designed to offer surgeons capabilities across key performance functions—anatomic, physiologic motion, and radiologic design;
•its neuromonitoring systems, which use proprietary software-driven nerve detection and avoidance technology, and the Company's intraoperative neuromonitoring, or IONM, services and support; and
•its Pulse platform, a software ecosystem that integrates multiple hardware technologies into a single, condensed footprint in the operating room, including: radiation reduction, imaging enhancement, rod bending, navigation, IONM, and spinal alignment tools.
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
Proposed Merger with Globus Medical
On February 8, 2023, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Globus Medical, Inc., or Globus Medical. Refer to Note 12, Subsequent Events, in the Notes to Consolidated Financial Statements included in this Annual Report for further background on the combination.
Impact of COVID-19 and Global Macroeconomic Conditions on the Company's Business
The COVID-19 pandemic significantly impacted the Company's business and results of operations in fiscal years 2020, 2021 and 2022. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. In addition, many government agencies in conjunction with hospitals and healthcare systems deferred, reduced, or suspended elective surgical procedures due to COVID-19. While certain spine surgeries are deemed essential and certain surgeries, like in cases of trauma, cannot be delayed, the Company experienced a significant reduction in procedural volumes as hospital systems and/or patients deferred spine surgery procedures. While many countries have removed or reduced the restrictions initially implemented in response to COVID-19, the pandemic continues to evolve, and its impact on the Company's business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines and treatments, future resurgences of the virus and its variants, the imposition of government lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship.

Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While the Company has largely been able to mitigate the impact, it has experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. The Company's net sales and profitability from its foreign operations have also been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
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
Use of Estimates
To prepare financial statements in conformity with generally accepted accounting principles, or U.S. GAAP, accepted in the U.S., management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict. As a result, actual amounts could be materially different from these estimates.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company will adopt ASU 2021-08 on January 1, 2023, using a prospective transition method, and does not expect a material impact to its Consolidated Financial Statements.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance introduces new disclosure requirements to provide investors with information about contractual restrictions, including the nature and remaining duration of such restrictions. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the impact the standard will have on its Consolidated Financial Statements.

Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. The guidance also modifies how certain convertible instruments, that may be settled in cash or shares, impact the calculation of diluted earnings per share. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted ASU 2020-06 on January 1, 2021, electing the modified transition method that allows for a cumulative-effect adjustment in the period of adoption, and did not restate prior periods. As a result of the adoption, the Company increased its senior convertible debt liabilities and retained earnings on January 1, 2021 by $115.4 million and $64.5 million, respectively, and decreased its deferred tax liabilities and additional paid-in capital by $28.0 million and $147.2 million, respectively. As a result of the adoption of ASU 2020-06, diluted loss per share decreased by $0.54 for the year ended December 31, 2021. See Note 5, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on the adoption of ASU 2020-06.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP on contracts, hedging relationships and other transactions subject to modification due to the expected discontinuance of the London Interbank Offered Rate, or LIBOR, and other reference rate reform changes to ease the potential accounting and financial burdens related to the expected transition in market reference rates. This guidance permits entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate transition, if certain criteria are met. An entity that makes this election would not be required to remeasure modified contracts at the modification date or reassess a previous accounting determination. The guidance was effective upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
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
The Company's exposure to credit losses may increase if its customers are adversely affected by changes in healthcare laws, coverage and reimbursement, macroeconomic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a significant adverse impact from potential adjustments to the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic and the deferral of elective surgical procedures and other macroeconomic challenges.
The following table summarizes the changes in the allowance for credit losses:

(in thousands)	December 31, 2022	December 31, 2021
Allowance for credit losses at January 1	$10,928	$9,646
Current-period provision for expected losses	748	2,165
Write-offs charged against the allowance	(196)	(743)
Recoveries of amounts previously written off	31	42
Changes resulting from foreign currency fluctuations	(107)	(182)
Allowance for credit losses at end of period	$11,404	$10,928
In addition, the Company establishes a liability for estimated sales returns and a reserve for price adjustments that are recorded as a reduction to net sales. The liability and reserve are maintained to account for the future product returns and price adjustments of products sold in the current period.
Concentration of Credit Risk and Significant Customers
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and investments with high credit quality financial institutions. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity. The Company has a diverse customer base and no single customer represented greater than ten percent of sales or accounts receivable for any of the periods presented.
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, restricted investments, derivatives, contingent consideration liabilities, accounts receivable, accounts payable, accrued expenses, and Senior Convertible Notes.
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
Inventory, net
Net inventory as of December 31, 2022 consisted of $326.1 million of finished goods, $5.8 million of work in progress and $6.7 million of raw materials. Net inventory as of December 31, 2021 consisted of $301.3 million of finished goods, $8.1 million of work in progress and $6.4 million of raw materials.
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
For the year ended December 31, 2022 and 2021, the Company recorded a reserve for excess and obsolete inventory of $0.7 million and $25.6 million, respectively. The decrease is attributable to updates to the Company’s estimates and assumptions about future product demand and product life cycles which have been affected by multiple factors, including the COVID-19 pandemic and general market conditions. Additionally, during the third quarter of 2021, the Company made a determination to withdraw certain products manufactured by its NuVasive Specialized Orthopedic, or NSO, subsidiary from the market and discontinue sales of the products. As a result, the Company recorded a charge of $14.2 million.
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
The Company's annual evaluation for impairment of goodwill consists of one reporting unit. In accordance with the Company's policy, the Company completed its most recent annual evaluation for impairment as of October 1, 2022 using the qualitative assessment and determined that no impairment existed. In addition, no indicators of impairment were noted through December 31, 2022 and consequently, no impairment charge was recorded during the year.
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
Based on the Company’s review, it concluded that it was more likely than not that it would be able to realize the future benefits of its domestic and foreign deferred tax assets, with the exceptions of California, Australia, Brazil, Colombia, Malta and Mexico. This conclusion was based on historical and projected operating performance, as well as the Company’s expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets well within the statutory carryover periods, other than those related to the jurisdictions cited above. Due to low state apportionment and the carryforward of net operating losses and sizeable research credits in California, the Company concluded that it is not more likely than not that it will be able to utilize its California deferred tax assets. Therefore, the Company has maintained a full valuation allowance on its California deferred tax assets as of December 31, 2022. Due to a history of losses and or the lack of certain sources of future taxable income, the Company has established a full valuation allowance against deferred tax assets in Australia, Brazil, Colombia, Malta and Mexico as of December 31, 2022.
The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.
See Note 9, Incomes Taxes, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on income taxes.
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
See Note 11, Contingences, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on legal proceedings and investigations.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The accumulated other comprehensive loss was $3.2 million, $7.8 million, and $7.6 million at December 31, 2022, 2021, and 2020, respectively.
Research and Development
Research and development costs are expensed as incurred. To the extent the Company purchases research and development assets with a future alternative use the Company will capitalize and amortize the assets over its useful life.
Product Shipment Costs
Product shipment costs, included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations, were $37.3 million, $30.9 million, and $27.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.
Business Transition (Benefit) Costs
The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, third-party merger and acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on the assessment of the likelihood that the contingent milestones will be achieved resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period, which the Company records as a benefit.
During the year ended December 31, 2022, the Company recorded a benefit of $(5.0) million related to acquisition, integration and business transition activities, which included $(14.7) million of fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2018, 2017 and 2016 acquisitions.
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
See Note 8, Stock-Based Compensation, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on stock-based compensation.
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
The following table sets forth the computation of basic and diluted consolidated net income (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Net income (loss)	$40,407	$(64,086)	$(37,153)
Interest and debt issuance costs on the 1.00% Senior Convertible Notes due 2023, net of tax	$—	$—	$—
Interest and debt issuance costs on the 0.375% Senior Convertible Notes due 2025, net of tax	3,283	—	—
Net income (loss) for diluted	$43,690	$(64,086)	$(37,153)
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	52,009	51,589	51,416
Dilutive potential common stock outstanding:
ESPP	3	—	—
RSUs and PRSUs	523	—	—
1.00% Senior Convertible Notes due 2023	—	—	—
0.375% Senior Convertible Notes due 2025	4,824	—	—
Weighted average common shares outstanding for diluted	57,359	51,589	51,416
Basic net income (loss) per share	$0.78	$(1.24)	$(0.72)
Diluted net income (loss) per share	$0.76	$(1.24)	$(0.72)

The following weighted outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stock options, ESPP, RSUs and PRSUs	262	1,022	1,095
Warrants	10,169	17,665	21,034
Senior Convertible Notes	5,345	10,169	21,034
Total	15,776	28,856	43,163
2.    Balance Sheet Details
Property and Equipment, net
Property and equipment, net, consisted of the following:

(in thousands, except years)	Useful Life	December 31,
		2022	2021
Instrument sets	4	$556,584	$472,247
Machinery and equipment	3 to 7	81,156	73,086
Computer equipment and software	2 to 10	208,477	188,960
Leasehold improvements	2 to 15	40,098	38,987
Furniture and fixtures	3 to 7	8,772	8,941
Building and improvements	5 to 20	23,349	22,681
Land	—	1,277	1,277
		919,713	806,179
Less: accumulated depreciation and amortization		(573,203)	(502,515)
		$346,510	$303,664
Property and equipment mainly consisted of instrument sets, which are made available to surgeons and hospitals that purchase implants, biologics and disposables for use in individual surgical procedures.
Depreciation expense was $90.8 million, $87.5 million, and $85.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company depreciates leasehold improvements over their estimated useful lives or the term of the applicable lease, whichever is shorter.
Capitalized software costs includes both internally developed and purchased computer software. At December 31, 2022 and 2021, the Company had $76.0 million and $67.5 million in unamortized capitalized software costs, respectively. Amortization expense related to capitalized software costs was $12.3 million, $12.2 million and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Goodwill and Intangible Assets
Intangible assets as of December 31, 2022 consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization:
Developed technology	11	$366,521	$(241,119)	$125,402
Patents	10	56,719	(37,420)	19,299
Manufacturing know-how and trade secrets	12	21,364	(21,364)	—
Trade name and trademarks	9	24,967	(22,124)	2,843
Customer relationships	9	156,681	(122,436)	34,245
Total intangible assets subject to amortization	10	$626,252	$(444,463)	$181,789
In-process research and development		$2,500	$—	$2,500
Total intangible assets, net		$628,752	$(444,463)	$184,289
Intangible assets as of December 31, 2021 consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
Intangible assets subject to amortization:
Developed technology	11	$374,457	$(209,283)	$165,174
Patents	10	57,783	(31,903)	25,880
Manufacturing know-how and trade secrets	12	21,412	(21,387)	25
Trade name and trademarks	9	25,163	(19,621)	5,542
Customer relationships	9	156,208	(110,154)	46,054
Total intangible assets, net	10	$635,023	$(392,348)	$242,675
Total expense related to the amortization of intangible assets which is recorded in either cost of sales or operating expenses in the Consolidated Statements of Operations depending on the functional nature of the intangible, was $52.6 million, $60.6 million and $55.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The changes to goodwill are comprised of the following:

(in thousands)
Gross goodwill	$641,767
Accumulated impairment loss	(8,300)
December 31, 2021	633,467

Changes to gross goodwill:
Increases recorded related to business combinations	10,550
Changes resulting from foreign currency fluctuations	(4,354)
6,196

Gross goodwill	647,963
Accumulated impairment loss	(8,300)
December 31, 2022	$639,663

Total future amortization expense related to intangible assets subject to amortization at December 31, 2022 is set forth in the table below:

(in thousands)
2023	$27,096
2024	20,846
2025	19,927
2026	15,132
2027	12,374
Thereafter through 2038	86,414
Total future amortization expense	$181,789
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued expenses	$70,487	$69,054
Accounts payable	20,323	16,192
Distributor commissions payable	11,187	12,546
Other taxes payable	6,998	6,764
Litigation liability	1,931	1,744
Debt interest payable	937	937
Royalties payable	5,337	5,297
Other	3,133	3,080
Accounts payable and accrued liabilities	$120,333	$115,614
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
Acquisition of Simplify Medical Pty Limited
On February 24, 2021, the Company, through its indirect wholly-owned subsidiary, NuVasive (AUST/NZ) Pty Limited, acquired all of the stock interest in Simplify Medical, a developer of cervical disc technology for cervical total disc replacement procedures. Simplify Medical now operates as a wholly-owned subsidiary of the Company. The Company agreed to make an upfront payment of $150.0 million, subject to customary purchase price adjustments, plus additional future payments contingent upon milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. In April 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement, resulting in the Company’s payment of $45.8 million for the achievement of the regulatory milestone. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, will become payable in calendar years 2023, 2024 and 2025. The first net sales milestone payment, based on 2022 net sales, is expected be paid in the first quarter of 2023. In connection with the closing, the Company paid $151.0 million, which included additional amounts for customary purchase price adjustments, using available cash on hand. During the third quarter of 2022, the Company made an additional payment of $0.8 million relating to a holdback associated with the acquisition.

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

(unaudited) (in thousands, except per share amounts)	Years Ended December 31,
	2021	2020
Net loss	$(67,630)	$(69,764)
Net loss per share:
Basic	$(1.31)	$(1.36)
Diluted	$(1.31)	$(1.36)
The Company has completed an acquisition that was not considered material, individually or collectively, to the overall Consolidated Financial Statements during the year ended December 31, 2022. This acquisitions has been included in the Consolidated Financial Statements from the date of the acquisition.
Variable Interest Entities
The Company provides IONM services through various subsidiaries, which conduct business as NuVasive Clinical Services. In providing IONM services to surgeons and healthcare facilities across the U.S., the Company maintains contractual relationships with several physician practices, or PCs. In accordance with authoritative guidance, the Company has determined that the PCs are variable interest entities and therefore, the accompanying Consolidated Financial Statements include the accounts of the PCs from the date of acquisition. During the periods presented, the results of the PCs were immaterial to the Company’s financial statements. The creditors of the PCs have claims only to the assets of the PCs, which are not material, and the assets of the PCs are not available to the Company.
4.    Financial Instruments and Fair Value Measurements
Foreign Currency and Derivative Financial Instruments
The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities, and average exchange rates during each reporting period for results of operations.
Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income. Net currency exchange losses, which include gains and losses from derivative instruments, were $18.8 million, $28.7 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in other expense, net in the Consolidated Statements of Operations.

To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of December 31, 2022, 2021, and 2020 a notional principal amount of $15.0 million, $12.2 million, and $14.0 million, respectively, was outstanding to hedge currency risk relative to foreign receivables and payables. Derivative instrument net gains (losses) on the Company’s forward exchange contracts were $2.2 million, $2.0 million, and $(1.0) million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in other expense, net in the Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $(0.2) million and de minimis as December 31, 2022 and December 31, 2021, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the Consolidated Balance Sheets commensurate with the nature of the instrument at period end.
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
The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt and equity securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. The fair value of the securities classified as cash equivalents and marketable equity securities are based on quoted market prices in active markets (Level 1). As of December 31, 2022, the Company held investments in securities classified as cash equivalents and marketable equity securities. Unrealized (losses) gains for marketable equity securities was $(1.5) million for the year ended December 31, 2022, and included in other expense, net in the Consolidated Statement of Operations. As of December 31, 2021, the Company held investments in securities classified as cash equivalents. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized and unrealized gains and losses and interest income related to marketable debt securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Cash equivalents:
Money market funds	$176,344	$176,344	$—	$—
Other assets:
Marketable equity securities	3,483	3,483	—	—
Total cash equivalents	$179,827	$179,827	$—	$—

December 31, 2021:
Cash equivalents:
Money market funds	$179,451	$179,451	$—	$—
Total cash equivalents	$179,451	$179,451	$—	$—
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of December 31, 2022 and December 31, 2021 approximate their related fair values due to the short-term maturities of these instruments.
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

Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at December 31, 2022 and December 31, 2021 was approximately $441.6 million and $450.6 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at December 31, 2022 and December 31, 2021 was approximately $394.9 million and $433.5 million, respectively. See Note 5, Indebtedness, in the Notes to Consolidated Financial Statements included in this Annual Report for further discussion on the carrying value of the senior convertible notes.
Contingent Consideration Liabilities
The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model, probability model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with the applicable milestone, the interest rate, and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the Consolidated Statements of Operations. Contingent consideration arrangements assumed by an asset purchase will be measured and accrued when such contingency is resolved.
The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs:

	December 31,
	2022	2021
Valuation Techniques	Discounted cash flow, probability, Monte Carlo	Discounted cash flow, Monte Carlo
Discount Rate Range	6.7% - 7.9%	2.7% - 5.8%
Weighted Average Discount Rate	7.0%	3.8%
Expected Years	2023 - 2028	2021 - 2027
Contingent consideration liabilities were $130.6 million and $147.8 million as of December 31, 2022 and December 31, 2021, respectively, and were recorded in the Consolidated Balance Sheets commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company’s liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2022	2021
Beginning balance at January 1	$147,810	$37,041
Contingent consideration liability recorded upon acquisition	5,550	103,400
Change in fair value measurement	(14,712)	53,404
Contingent consideration paid or settled	(8,037)	(46,006)
Changes resulting from foreign currency fluctuations	4	(29)
Balance at end of period at December 31	$130,615	$147,810

During the first quarter of 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In the second quarter of 2021, the Simplify Cervical Disc received approval from the FDA for two-level cervical total disc replacement which resulted in the payment of $45.8 million for the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within business transition (benefit) costs in the Company’s Consolidated Statements of Operations in the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, the Company (decreased) increased the contingent consideration liability by $(12.2) million, and $47.9 million, respectively, as a result of updates to the Company's forecasted net sales assumptions and significant unobservable inputs. The remaining contingent consideration liabilities for the Simplify Medical acquisition totaled $96.3 million and $108.5 million as of December 31, 2022 and 2021, respectively. The first net sales milestone payment, based on 2022 net sales, is expected to be paid in the first quarter of 2023. Changes in fair value measurement of the contingent consideration liabilities are recorded in the Consolidated Statements of Operations within the business transition (benefit) costs line item.
Non-financial assets and liabilities measured on a nonrecurring basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of December 31, 2022 and December 31, 2021.
The (losses) and gains on strategic investments were $(1.3) million, $3.1 million and $(1.5) million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in other expense, net in the Consolidated Statements of Operations.
5.    Indebtedness
The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	December 31, 2022	December 31, 2021
1.00% Senior Convertible Notes due 2023:
Principal amount	$450,000	$450,000
Unamortized debt issuance costs	(1,944)	(6,543)
	448,056	443,457
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt issuance costs	(5,798)	(8,473)
	444,202	441,527
Total Senior Convertible Notes	$892,258	$884,984

Less: Current portion	$(448,056)	$—
Long-term Senior Convertible Notes	$444,202	$884,984

	Year Ended December 31.
(in thousands)	2022	2021	2020
Interest expense:
Contractual coupon interest	$6,188	$9,234	$18,656
Amortization of debt issuance costs	7,274	8,018	7,175
Accretion of the debt discount	—	—	40,865
Total interest expense recognized on Senior Convertible Notes	$13,462	$17,252	$66,696

Effective interest rates:
Senior Convertible Notes due 2021(1)	—%	2.9%	5.8%
Senior Convertible Notes due 2023(2)	2.0%	2.0%	6.8%
Senior Convertible Notes due 2025(2)	1.0%	1.0%	4.9%
(1) Senior Convertible Notes due 2021 settled in full on March 15, 2021.
(2) Interest on Senior Convertible Notes due 2023 and 2025 began accruing upon issuance and is payable semi-annually.
1.00% Senior Convertible Notes due 2023
In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, or the 2023 Notes. The net proceeds from the offering of the 2023 Notes, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of each of years ended December 31, 2020, 2021 and 2022, respectively, the Company had sufficient reserved shares. The 2023 Notes permit the Company to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion, and the Company has elected to settle all conversions in cash. Accordingly, the Company will satisfy the principal amount outstanding and any note conversion value over the principal amount with cash. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.
At the time of issuance, the cash conversion feature of the 2023 Notes required bifurcation from the 2023 Notes and was initially accounted for as a derivative liability (the "Embedded Conversion Derivative"), which was included in long-term liabilities in the Company’s Consolidated Balance Sheets. The fair value of the 2023 Notes Embedded Conversion Derivative was $57.2 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2023 Notes. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, and in accordance with authoritative literature, the Embedded Conversion Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing $37.3 million in additional paid-in-capital during 2020. The original issue discount was recognized as interest expense using the effective interest method.
As of January 1, 2021, the Company early adopted ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), or ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2023 Notes. Accordingly, the Company reclassified the unamortized debt discount from its additional paid-in capital to its senior convertible notes within long-term liabilities in the Consolidated Balance Sheet. The impact of the adoption of ASU 2020-06 as of January 1, 2021 resulted in an increase in senior convertible notes and retained earnings of $46.8 million and $7.9 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $11.2 million and $43.5 million, respectively.

Prior to February 1, 2023, holders could have converted their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (c) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders may convert their 2023 Notes at any time, regardless of the foregoing conditions.
The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of December 31, 2022, the 2023 Notes are included within current liabilities in the Company’s Consolidated Balance Sheet.
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
The Company may not redeem the 2025 Notes prior to March 20, 2023. The Company may redeem the 2025 Notes, at its option, in whole or in part, on or after March 20, 2023 until the close of business on the business day immediately preceding September 15, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company delivers written notice of a redemption. The redemption price will be equal to 100% of the principal amount of such 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No principal payments are due on the 2025 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2025 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of December 31, 2022, the Company is unaware of any current events or market conditions that would allow holders to convert the 2025 Notes.

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
At the time of issuance and in accordance with Accounting Standards Codification Topic 470, the embedded conversion feature of the 2021 Notes required bifurcation from the notes and was accounted for as an equity instrument classified to stockholders’ equity, which resulted in recognizing $84.8 million in additional paid-in-capital during 2016. As of January 1, 2021, the Company early adopted ASU 2020-06, which removed the requirement of separating the embedded conversion feature classified within stockholders’ equity from the 2021 Notes. Accordingly, the Company reclassified the unamortized debt discount and corresponding debt issuance costs from its additional paid-in capital to its senior convertible notes within current liabilities in the Consolidated Balance Sheet. The impact of the adoption of ASU 2020-06 as of January 1, 2021, resulted in an increase in senior convertible notes and retained earnings of $3.9 million and $47.8 million, respectively, and a decrease in deferred tax liabilities and additional paid-in capital by $0.9 million and $46.1 million, respectively.

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

Revolving Senior Credit Facility
In February 2020, the Company entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, or the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement the Company had entered into in April 2017. The 2020 Credit Agreement was amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2020 Facility provided the Company remains in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios.
The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2022 and 2021.
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
The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash and investments totaling $1.5 million as of December 31, 2022 and December 31, 2021.
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
The table below summarizes the Company’s right-of-use assets and lease liabilities:

(in thousands, except years and rates)	December 31, 2022	December 31, 2021
Assets
Operating	$95,112	$102,987
Financing	1,893	2,276
Total leased assets	$97,005	$105,263

Liabilities
Current:
Operating	$10,019	$9,867
Financing	1,084	1,546
Long-term:
Operating	103,806	111,592
Financing	872	885
Total lease liabilities	$115,781	$123,890

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	10.9	11.6
Weighted-average remaining lease term (years) - finance leases	2.6	2.1
Weighted-average discount rate - operating leases	5.3%	5.3%
Weighted-average discount rate - finance leases	3.7%	4.7%
The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

(in thousands)	December 31, 2022	December 31, 2021
Lease expense:
Operating lease expense	$16,277	$16,088
Finance lease expense:
Amortization of right-of-use assets	1,698	1,374
Interest expense on lease liabilities	100	112
Total lease expense	$18,075	$17,574

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$16,599	$15,394
Operating cash flows used for financing leases	100	102
Financing cash flows used for financing leases	1,889	1,325
Total cash paid for amounts included in the measurement of lease liabilities	$18,588	$16,821

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$3,495	$11,871

The Company’s future minimum annual lease payments under operating and financing leases at December 31, 2022 are as follows:

(in thousands)	Financing Leases	Operating Leases
2023	$1,139	$15,817
2024	599	14,496
2025	254	12,983
2026	48	12,688
2027	4	11,932
Thereafter	—	85,155
Total minimum lease payments	$2,044	$153,071
Less: amount representing interest	(88)	(39,246)
Present value of obligations under leases	1,956	113,825
Less: current portion	(1,084)	(10,019)
Long-term lease obligations	$872	$103,806
Licensing and Purchasing Agreements
The Company has both minimum and contingent obligations to make payments of up to $67.1 million if specified future events occur or conditions are met as provided in certain net sales based, consulting, purchase and/or product development agreements. Not all of the respective agreements specify milestone payment timelines. Certain payments will be made in a combination of cash and the Company’s common shares as provided in the agreements. Any payments in satisfaction of these obligations are considered either a research and development expense or a cost of sales depending on the nature of the arrangement and are recognized ratably as and if milestones are achieved.
Executive Severance Plans
The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At December 31, 2022, future commitments for such key executives were approximately $16.2 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.
7.    Stockholders’ Equity
In October 2017, the Company announced that the Board of Directors approved a share repurchase program authorizing the repurchase of up to $100 million of the Company’s common stock over a three-year period. In February 2020, the Company announced that the Board of Directors approved an increase in the share repurchase authorization from $100 million to $150 million of the Company’s common stock and extended the authorization through December 31, 2021. In March 2020, in connection with the issuance of the 2025 Notes, the Company repurchased approximately 1,085,000 shares of its common stock for $75.0 million. On November 3, 2021, the Board of Directors approved an increase in the share repurchase authorization by $25 million and extended the authorization through December 31, 2022. On November 2, 2022, the Board of Directors approved a one-year extension of the Company’s share repurchase program. Accordingly, as of November 2, 2022, the Company is authorized to repurchase up to $100 million of its common stock through December 31, 2023. Under this program, the Company is authorized to repurchase its shares in open market purchases, privately negotiated purchases or other transactions. The Company did not repurchase any common stock during the year ended December 31, 2022.
On September 10, 2020, upon obtaining stockholder approval, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 120,000,000 shares to 150,000,000 shares.

8.    Stock-Based Compensation
Common Stock
There were 150,000,000 shares of common stock authorized for both December 31, 2022 and 2021.
Preferred Stock
There are 5,000,000 shares of preferred stock authorized and none issued or outstanding at December 31, 2022 and 2021.
Stock-based Compensation
In March 2014, the Compensation Committee, or the Compensation Committee, of the Board of Directors of the Company adopted the 2014 Equity Incentive Plan of NuVasive, Inc., or the 2014 EIP, replacing the 2004 Amended and Restated Equity Incentive Plan, or the 2004 EIP. The 2004 EIP terminated in February 2014, upon the tenth anniversary of its effective date, and no further awards may be granted or are outstanding under the 2004 EIP as of December 31, 2022. The 2014 EIP provides the Company with the ability to grant various types of equity awards to its workforce (including, without limitation, restricted stock units, or RSUs, performance awards, and deferred stock awards). The 2014 EIP also provides for the issuance of performance RSUs, or PRSUs, to be granted subject to time- and/or performance-based vesting requirements.
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
The compensation cost that has been included in the Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative expense	$22,778	$18,924	$12,622
Research and development expense	5,620	6,112	5,259
Cost of sales	198	256	264
Stock-based compensation expense before taxes	28,596	25,292	18,145
Related income tax benefits	(4,532)	(4,391)	(3,088)
Stock-based compensation expense, net of taxes	$24,064	$20,901	$15,057
As of December 31, 2022, there was $22.7 million and $21.5 million of unrecognized compensation expense for RSUs and PRSUs, respectively, which is expected to be recognized over a weighted-average period of approximately 1.8 years and 2.4 years, respectively. In addition, as of December 31, 2022, there was $0.8 million of unrecognized compensation expense for shares expected to be issued under the ESPP which is expected to be recognized through April 2023. There was no unamortized expense for stock options as of December 31, 2022.

Restricted Stock Units
The total fair value of RSUs that vested during the year ended December 31, 2022, 2021, and 2020 was $13.8 million, $18.0 million and $12.1 million, respectively.
Following is a summary of RSU activity for the year ended December 31, 2022:

(in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	997	$60.91
Granted	483	53.67
Vested	(256)	59.14
Forfeited	(137)	59.97
Outstanding at December 31, 2022	1,087	$58.23
For the majority of RSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vested RSUs were approximately 84,000, 91,000, and 71,000, in 2022, 2021, and 2020, respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting RSUs were $4.6 million, $6.1 million and $4.1 million in 2022, 2021 and 2020, respectively. Further, within RSUs outstanding at December 31, 2022, there were 118,000 shares issuable pursuant to vested RSUs for which delivery has been deferred by non-employee directors.
Performance-Based Restricted Stock Units
The Company has granted PRSUs since 2012 for which the ultimate issuance amount is determined by the Company’s Compensation Committee upon its certification of Company performance against a pre-determined matrix, which have included targets for net sales, operating margin, earnings per share and total shareholder return over pre-determined periods of time. Share payout levels range from 0% to 200% depending on the respective terms of an award. Based upon the Company’s actual performance against the performance conditions, approximately 73,000, 105,000 and 61,000 shares of common stock vested pursuant to PRSUs in 2022, 2021 and 2020, respectively.
The total fair value of PRSUs vested during 2022, 2021, 2020 and was $3.9 million, $7.1 million and $3.8 million, respectively.
Following is a summary of PRSU activity for the year ended December 31, 2022:

(in thousands, except per share amounts)	Shares	Maximum Number of Shares Eligible to be Issued	Average Grant Date Fair Value
Outstanding at December 31, 2021	681	941	$58.95
Awarded	350	514	52.49
Vested	(73)	(73)	59.12
Forfeited	(121)	(240)	58.40
Outstanding at December 31, 2022	837	1,142	$56.47
For the majority of PRSUs, shares are issued on the vesting dates net of the amount of shares needed to satisfy statutory tax withholding requirements to be paid by the Company on behalf of the employees. The total shares withheld related to vesting PRSUs were approximately 20,000, 41,000, and 25,000 in 2022, 2021 and 2020 respectively, and were based on the value of the awards on their vesting dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities related to vesting PRSUs were $1.1 million, $2.8 million, and $1.6 million in 2022, 2021, and 2020, respectively.

Stock Options
The Company has not granted any stock options since 2011. The stock options previously granted were exercisable for a period of up to ten years after the date of grant.
The Company issued approximately 16,000 shares of common stock, before net share settlement, upon the exercise of outstanding stock options during the year ended December 31, 2020. The aggregate intrinsic value of outstanding stock options at December 31, 2020 is based on the Company’s closing stock price on December 31, 2020 of $56.33. Stock option exercises during the year ended December 31, 2020 were primarily all executed with net share settlements, for which the Company did not receive any cash proceeds. The total intrinsic value of stock options exercised was $0.4 million during the year ended December 31, 2020. There were no stock options that vested during the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022 and 2021, the Company did not have any outstanding stock options.
Employee Stock Purchase Plan
The NuVasive, Inc. 2004 Amended and Restated Employee Stock Purchase Plan, or the ESPP, provides eligible employees with a means of acquiring equity in the Company at a discounted purchase price using their own accumulated payroll deductions. Under the terms of the ESPP, employees can elect to have up to 15% of their annual compensation, up to a maximum of $21,250 per year, withheld to purchase shares of Company common stock for a purchase price equal to 85% of the lower of the fair market value per share (at closing) of Company common stock on (i) the commencement date of the six-month offering period or (ii) the respective purchase date. In the years ended December 31, 2022, 2021 and 2020, 142,000, 153,000, and 136,000 shares, respectively, were purchased under the ESPP.
The weighted average assumptions used to estimate the fair value of stock options granted and stock purchase rights under the ESPP are as follows:

	Year Ended December 31,
	2022	2021	2020
ESPP
Volatility	40%	39%	56%
Expected term (years)	0.5	0.5	0.5
Risk free interest rate	1.7%	0.1%	0.5%
Expected dividend yield	—%	—%	—%
Common Stock Reserved for Future Issuance
The following table summarizes common shares reserved for issuance on exercise or conversion at December 31, 2022:

(in thousands)
Issued and outstanding RSUs and PRSUs	1,924
Available for issuance under the ESPP	534
Available for future grant	2,889
2023 Notes	7,082
2023 Warrants	6,949
2025 Notes	6,512
2025 Warrants	6,271
Total shares reserved for future issuance	32,161

9.    Income Taxes
Total income (loss) before income taxes summarized by region was as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
United States	$45,037	$21,096	$(45,534)
Foreign	7,285	(79,480)	(2,011)
Total income (loss) before income taxes	$52,322	$(58,384)	$(47,545)
The income tax provision (benefit) was as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$26,133	$3,607	$(35)
State	4,682	2,989	2,309
Foreign	1,597	3,268	4,675
Total current provision	32,412	9,864	6,949
Deferred:
Federal	(17,429)	(902)	(13,800)
State	(6,129)	(6,573)	(8,315)
Foreign	(1,791)	(23,040)	(3,849)
Total deferred provision	(25,349)	(30,515)	(25,964)
Changes in tax rate	(303)	47	(579)
Changes in valuation allowance	5,155	26,306	9,202
Total provision (benefit)	$11,915	$5,702	$(10,392)
The differences between the income tax provision (benefit) at the U.S. federal statutory tax rate and the Company’s effective tax rate were as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Tax provision (benefit) at federal statutory rate	$10,988	$(12,261)	$(9,984)
Valuation allowance	5,155	26,306	9,202
Compensation expense	2,570	2,153	3,314
Acquisition related charges	(551)	1,338	687
State income tax	2,357	979	(1,243)
Nondeductible meals and entertainment	247	171	351
Return to provision adjustments	(2,737)	116	(881)
Change in tax rates	(303)	47	(579)
Income tax reserves	950	(447)	(4,217)
Foreign tax rate differences from federal statutory rate	564	(7,166)	(1,215)
Income tax credits and incentives	(7,012)	(7,286)	(7,155)
Other	(313)	1,752	1,328
Total provision (benefit)	$11,915	$5,702	$(10,392)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

(in thousands)	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$102,383	$87,671
Amortization	42,215	66,482
Inventory	40,502	48,244
Lease liability	26,718	28,402
General business and other credit carryforwards	30,111	25,913
Capitalized research and development costs	22,827	—
Original issue discount	12,303	22,130
Stock-based compensation	11,692	10,042
Foreign currency exchange gains and losses	12,025	5,967
Other	27,174	28,699
Gross deferred tax assets	327,950	323,550
Less valuation allowance	(167,919)	(168,409)
Net deferred tax assets	160,031	155,141
Deferred tax liabilities:
Depreciation	(43,815)	(46,597)
Acquired intangibles	(23,848)	(34,181)
Right-of-use assets	(22,211)	(23,904)
Other	(2,338)	(3,137)
Total deferred tax liabilities	(92,212)	(107,819)
Net deferred tax assets	$67,819	$47,322
The Company consolidates subsidiaries in foreign jurisdictions which use the local currency as their functional currency. Since income taxes for these subsidiaries are assessed in their local currency, deferred tax balances are translated into the Company’s reporting currency and adjusted for changes in the exchange rates over time through the cumulative translation account. During 2021, as a result of the adoption of ASU 2020-06, net decreases in deferred tax liabilities of $28.9 million and valuation allowance of $0.9 million were recorded against stockholders’ equity. Additionally, during 2021, as a result of the Simplify Medical acquisition, the Company recorded an increase in deferred tax assets of $10.7 million and an offsetting increase in valuation allowance of the same amount against goodwill. Accordingly, these changes in deferred tax balances are not reflected in income tax expense and create differences between changes in net deferred tax assets and deferred tax expense for the years presented.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits at January 1	$19,743	$18,316	$20,328
Increases in tax positions for prior years	488	165	1,758
Increases in tax positions for current year relating to ongoing operations	2,159	2,087	2,159
Decreases in tax positions as a result of a lapse of statute of limitations	(44)	(769)	(5,929)
Decreases in tax positions due to settlements with taxing authorities	(63)	(56)	—
Gross unrecognized tax benefits at December 31	$22,283	$19,743	$18,316
At December 31, 2022, 2021, and 2020, $20.1 million, $17.8 million, and $16.5 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective income tax rate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2022, 2021, and 2020, the Company recognized approximately $0.4 million, $0.1 million, and $(0.1) million, respectively, in interest and penalties as income tax (expense) benefit in the Consolidated Statements of Operations. The Company had approximately $0.6 million and $0.1 million accrued for interest and penalties at December 31, 2022 and 2021, respectively, in the Consolidated Balance Sheets.
The Company believes there are no significant unrecognized tax positions that are expected to reverse by the end of 2023.
The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for 2014 – 2016 tax years, Illinois State for the 2019 tax year, the Netherlands for the 2018 tax year, and Italy for the 2017 tax year. California is subject to examination in all years due to prior year net operating losses and research and development credits. Other major state and foreign jurisdictions remain subject to examination from 2018 and 2017 forward, respectively.
The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as a current period expense when incurred (the "period cost method").
The Company has $9.0 million of undistributed earnings attributable to operations in its controlled foreign corporations as of December 31, 2022. Additionally, due to recent tax reform in the U.S. and favorable treaties between the U.S. and countries in which its controlled foreign corporations operate, the Company has the ability to repatriate earnings without incurring additional tax liabilities. Accordingly, the Company has not recorded a liability for taxes associated with any future distributions of these undistributed earnings.
At December 31, 2022, the Company had $1.6 million, $51.7 million and $292.6 million of federal, state and foreign net operating loss carryforwards, respectively. Federal net operating loss carryforwards begin to expire in 2026, state net operating loss carryforwards begin to expire in 2023, and foreign net operating losses carry forward indefinitely.
The Company has California research and development income tax credit carryforwards of $46.8 million. The California credits can be carried forward indefinitely. The Company has foreign tax credit carryforwards of $0.9 million which expire beginning in 2027. Additionally, there are other state tax jobs credit carryforwards of $0.3 million which begin to expire in 2034.
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

Net sales by product line was as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Spinal hardware	$909,778	$856,556	$783,510
Surgical support	292,164	282,432	267,072
Total net sales	$1,201,942	$1,138,988	$1,050,582
Net sales and property and equipment, net, by geographic area were as follows:

(in thousands)	Net Sales			Property and Equipment, Net
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
United States	$925,859	$876,614	$821,824	$295,914	$256,688
International (excludes Puerto Rico)	276,083	262,374	228,758	50,596	46,976
Total	$1,201,942	$1,138,988	$1,050,582	$346,510	$303,664
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
12.    Subsequent Events
Proposed Merger with Globus Medical
On February 8, 2023, the Company entered into the Merger Agreement with Globus Medical and Zebra Merger Sub, Inc., a wholly owned subsidiary of Globus Medical, or Merger Sub. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into the Company, referred to as the Merger, with the Company surviving the merger as a wholly owned subsidiary of Globus Medical, referred to as the Combination.
Under the Merger Agreement, at the effective time of the Merger, or the Effective Time, each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be cancelled and converted into the right to receive 0.75 fully paid and non-assessable shares of Class A common stock of Globus Medical, and cash in lieu of fractional shares.
The respective obligations of the Company and Globus Medical to consummate the transactions contemplated by the Merger Agreement are subject to the satisfaction or waiver of a number of conditions, including: (1) the adoption of the Merger Agreement by the Company’s stockholders; (2) approval by Globus Medical’s stockholders of the issuance of shares of Globus Medical Class A common stock in connection with the Merger; (3) the absence of any law or order prohibiting consummation of the Merger; (4) Globus Medical’s registration statement on Form S-4 with respect to the Globus Medical Class A common stock to be issued in connection with the Merger having been declared effective by the U.S. Securities and Exchange Commission; (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (6) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; (7) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement; and (8) the absence of a material adverse effect on the other party since February 8, 2023.

If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay Globus Medical a termination fee of up to $120 million, and if the Merger Agreement is terminated under certain other circumstances, Globus Medical may be required to pay the Company a termination fee of up to $120 million.
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on February 9, 2023 (the “February 9th Form 8-K”). The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the February 9th Form 8-K.
Amendment to Bylaws
On February 8, 2023, the Company’s Board of Directors approved and adopted “Amendment No. 3 to the Restated Bylaws of NuVasive, Inc.” which adopts an exclusive forum bylaw designating (i) a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) as the sole and exclusive forum for certain types of actions and proceedings, and (ii) the federal district courts of the United States of America as the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, against the Company or any director or officer of the Company.