Form 10-K/A
period 2022-12-31
NUVASIVE INC
filed 2023-04-12
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No. 1 to Form
10-K

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule
12b-2).    Yes  ☐    No  ☒
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
As of March 31, 2023, there were 52,348,291 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: San Diego, CA

EXPLANATORY NOTE
NuVasive, Inc. (the “Company,” “NuVasive,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023 (the “Original
10-K”),
to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment to include Part III information in our Form
10-K
because a definitive proxy statement containing such information may not be filed by NuVasive within 120 days after the end of the fiscal year covered by the Form
10-K.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original
10-K
are hereby amended and restated in their entirety. Additionally, in accordance with Rules
12b-15
and
13a-14
under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original
10-K.
This Amendment does not reflect events occurring after the filing of the Original
10-K
or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original
10-K.

NUVASIVE, INC.

FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The table below lists the name, age and certain other information of each member of our Board of Directors (the “Board”) as of March 31, 2023. We have also included below a summary of the business experience of each of our Directors and their educational background, including a discussion of the qualifications, attributes and skills that led our Board to the conclusion that each of our Directors should serve as a Director of NuVasive.

There are no family relationships among any of our Directors or executive officers.

Name	Age	Director Class	Term Expires(1)	Committee Membership(2)
				Audit	Compensation	Nominating
J. Christopher Barry	50	I	2023	—	—	—
Vickie L. Capps+	61	II	2024	Chair	—	✓
John A. DeFord, Ph.D.+	61	II	2024	—	—	✓
Robert F. Friel+	67	III	2025	—	✓	—
R. Scott Huennekens+	58	II	2024	✓	—	—
Siddhartha C. Kadia, Ph.D.+	53	II	2024	—	—	✓
Leslie V. Norwalk, Esq.+	57	I	2023	✓	—	Chair
Amy Belt Raimundo+	49	I	2023	—	✓	—
Daniel J. Wolterman+ †	66	III	2025	—	Chair	—

+	Denotes an independent director.

†	Mr. Wolterman currently serves as Board Chair.

(1)

Term expires at the annual meeting of stockholders in year indicated. On February 8, 2023, we entered into the Merger Agreement with Globus Medical. For details regarding the impact the completion of the proposed transaction with Globus Medical would have on our Board, please refer to the Definitive Merger Proxy Statement on Schedule 14A filed by the Company with the SEC on March 28, 2023.

(2)

Reflects membership as of March 31, 2023 on each of our Board’s three standing committees: Audit Committee, Compensation Committee and Nominating, Corporate Governance and Compliance Committee (the “Nominating Committee”).

J. Christopher Barry. Mr. Barry has served as our Chief Executive Officer and a Director since November 2018. Prior to joining NuVasive, Mr. Barry served as Senior Vice President and President of Surgical Innovations for Medtronic plc, a global medical technology company, from January 2015 to October 2018. Mr. Barry joined Medtronic following its January 2015 acquisition of Covidien plc, a global healthcare technology and medical supplies provider. Mr. Barry previously spent 15 years with Covidien in various sales and leadership roles, most recently as President, Advanced Surgical Technologies, from October 2013 to January 2015. Mr. Barry holds a bachelor’s degree in environmental science from Texas Tech University. Mr. Barry’s executive experience in the medical technology industry, including his experience as a strategic operator who has led teams globally, managed complex research and development programs and driven commercial initiatives, provides operational and strategic knowledge in the medical technology industry and valuable leadership experience to our Board.

Vickie L. Capps. Ms. Capps has served as a member of our Board since June 2015. Ms. Capps previously served as chief financial officer of several public and private companies. From 2002 to 2013, Ms. Capps served as the Executive Vice President, Chief Financial Officer and Treasurer at DJO Global, Inc. a leading global provider of medical device solutions for musculoskeletal health, vascular health and pain management, where she was recognized as CFO of the Year by the San Diego Business Journal in 2009 and 2010. Earlier in her career, she served as a senior audit and accounting professional at Ernst & Young LLP. Ms. Capps currently sits on the board of directors of Amedisys, Inc. and Janux Therapeutics, Inc. and has previously served on the board of directors of Otonomy, Inc., Silverback Therapeutics, Inc., Synthorx, Inc. and Connecture, Inc. Ms. Capps holds a bachelor’s degree in business administration/accounting from San Diego State University and is a California certified public accountant. Ms. Capps’ executive leadership at global companies in the healthcare industry, including her financial expertise as a chief financial officer, provide valuable financial and accounting experience to our Board.

John A. DeFord, Ph.D. Dr. DeFord has served as a member of our Board since February 2018. Dr. DeFord is currently Chairman, CEO and President of Samothrace Medical Innovations, Inc. Dr. DeFord previously served as the Executive Vice President and Chief Technology Officer for Becton, Dickinson and Company (BD), a global medical technology company, from June 2018 until his retirement in May 2021. Dr. DeFord served as Senior Vice President, Research and Development, Interventional Segment for BD from December 2017 to June 2018 following its acquisition of C.R. Bard, Inc., where he had served as Senior Vice President, Science, Technology and Clinical Affairs since June 2007. Dr. DeFord joined Bard in 2004, and served in science and technology roles of increasing responsibility since that time. Prior to joining Bard, Dr. DeFord was Managing Director of Early Stage Partners LP, a venture capital fund. Prior to joining Early Stage Partners, Dr. DeFord was President and CEO of Cook Incorporated, a privately held medical device manufacturer. Dr. DeFord currently sits on the board of directors of Nordson Corporation and is Co-chair of the Becton, Dickinson and Company (BD) Scientific Advisory Board. Dr. DeFord holds a bachelor’s degree and master’s degree in electrical engineering from Purdue University and a Ph.D. in electrical/biomedical engineering from Purdue University. Dr. DeFord brings to our Board valuable strategy, technology development and clinical affairs leadership experience within the medical device industry, having served as an executive at large global healthcare companies.

Robert F. Friel. Mr. Friel has served as a member of our Board since February 2016. Mr. Friel most recently served as the Chairman and Chief Executive Officer of PerkinElmer, Inc., a global leader focused on improving the health and safety of people and the environment, until his retirement in December 2019. Mr. Friel served as PerkinElmer’s Chief Executive Officer from February 2008 until December 2019 and Chairman from April 2009 until December 2019. From August 2007 to January 2019, Mr. Friel also served as PerkinElmer’s President. Since joining PerkinElmer in February 1999 as Chief Financial Officer, Mr. Friel also held the roles of Chief Operating Officer and Vice Chairman and President of PerkinElmer’s Life and Analytical Sciences unit. Prior to joining PerkinElmer, he held several senior management positions with AlliedSignal, Inc., now Honeywell International. Dr. Friel currently sits on the board of directors of West Pharmaceutical Services, Inc. and Xylem, Inc. and has previously served on the board of directors of other public companies such as PerkinElmer, Inc. Mr. Friel holds a bachelor’s degree in economics from Lafayette College and a master’s degree in taxation from Fairleigh Dickinson University. Mr. Friel’s executive experience with a global human and environmental health company, including experience as a chief financial officer, provide valuable leadership and financial experience to our Board.

R. Scott Huennekens. Mr. Huennekens has served as a member of our Board since October 2018. Mr. Huennekens most recently served as the interim President and CEO of Hyperfine, Inc., a medical technology company focused on creating access to life-saving diagnostics and actionable data at the point of care, from June 2022 to October 2022. From August 2015 to December 2018, Mr. Huennekens served as the President, Chief Executive Officer and Chairman of the Board of Verb Surgical, a start-up company formed by Google and Johnson & Johnson to develop an advanced digital surgery platform. Prior to joining Verb Surgical, Mr. Huennekens was the President, Chief Executive Officer and a member of the Board of Directors of Volcano Corporation, a medical technology company focused on diagnostic and therapeutic solutions for coronary and peripheral artery disease, from 2002 until Volcano was acquired by Royal Philips in February 2015. Prior to joining Volcano, Mr. Huennekens served as the President and Chief Executive Officer of Digirad Corporation, a diagnostic imaging solutions provider, and previously served as its Chief Financial Officer. Mr. Huennekens currently sits on the board of directors of Acutus Medical, Inc., Envista Holdings Corporation and Hyperfine, Inc. and has previously served on the board of directors of other public companies such as ViewRay, Inc. and Reva Mecial Corp. Mr. Huennekens holds a bachelor’s degree in business administration from the University of Southern California and a master of business administration from Harvard Graduate School of Business. Mr. Huennekens brings to our Board medical device leadership experience and strategic insight, as well as significant knowledge and experience in robotics, data analytics and advanced surgical technologies. Additionally, his experience as a former chief financial officer brings valuable financial expertise to our Board.

Siddhartha C. Kadia, Ph.D. Dr. Kadia has served as a member of our Board since February 2021. Dr. Kadia is currently the Chief Executive Officer of PhenomeX, Inc., a medical technology company empowering scientists to leverage the full potential of each cell and driving the next era of functional cell biology that will advance human health. Prior to joining PhenomeX, Dr. Kadia served as President and CEO of EAG Laboratories, a global scientific services company providing analytical testing and consulting solutions, from 2014 through 2018. Prior to joining EAG Laboratories, Dr. Kadia spent nine years with Life Technologies Corporation and its predecessor Invitrogen Corporation. Dr. Kadia held a number of management positions, including President of the Life Sciences Division, Chief Marketing Officer, President of Life Technologies Greater China and President of Life Technologies Japan Ltd. Prior to joining Life Technologies, Dr. Kadia was a management consultant at McKinsey & Company in the Healthcare Practice, assisting global medical device companies, local and state governments and healthcare providers. Mr. Kadia currently sits on the board of directors of ALS Limited and PhenomeX, Inc. and has previously served on the board of directors of other public companies such as IsoPlexic Corporation and Horizon Discovery Group plc. Dr. Kadia holds a bachelor’s degree in electronics and telecommunications from Gujarat University (India), a master’s degree in biomedical engineering from Rutgers University and a Ph.D. in biomedical engineering from Johns Hopkins University. Dr. Kadia brings to our Board medical technology leadership experience, including international leadership experience, as well as significant knowledge and experience commercializing disruptive medical technology.

Leslie V. Norwalk, Esq. Ms. Norwalk has served as a member of our Board since May 2014. She is currently Strategic Counsel to Epstein Becker & Green, P.C., EBG Advisors and National Health Advisors. She also serves as a healthcare, regulatory and policy advisor to several private equity firms. Ms. Norwalk previously served the Bush Administration as the Acting Administrator for the Centers for Medicare & Medicaid Services (CMS). She managed the day-to-day operations of Medicare, Medicaid, State Child Health Insurance Programs, Survey and Certification of health care facilities and other federal health care initiatives. For four years prior to that, she was the agency’s Deputy Administrator, responsible for the implementation of the hundreds of changes made under the Medicare Modernization Act, including the Medicare Prescription Drug Benefit. Prior to serving the Bush Administration, she practiced law in the Washington, D.C. office of Epstein Becker & Green, P.C. where she advised clients on a variety of health policy matters. She also served in the first Bush administration in the White House Office of Presidential Personnel, and the Office of the U.S. Trade Representative. Ms. Norwalk currently sits on the boards of directors of several private companies and currently sits on the board of directors of Arvinas, Inc., ModivCare Inc. and Neurocrine Biosciences, Inc. She has previously served on the board of directors of other public companies such as Endologix, Inc. and Magellan Health, Inc. Ms. Norwalk is a member of APCO Worldwide’s International Advisory Council. Ms. Norwalk holds a bachelor’s degree, cum laude, in economics and international relations from Wellesley College and a juris doctor degree from the George Mason University School of Law. Ms. Norwalk’s deep knowledge of, and experience with, the healthcare industry and government regulations provides valuable guidance and insight to our Board. Additionally, with her legal background, she brings important compliance and risk management experience to the Board.

Amy Belt Raimundo. Ms. Raimundo has served as a member of our Board since August 2021. Ms. Raimundo is currently a Managing Director of Kaiser Permanente Ventures, a venture capital arm of Kaiser Permanente that focuses on investments in health information technology, digital health, healthcare services, medical devices and diagnostics and precision medicine. Prior to joining Kaiser Permanente Ventures, Ms. Raimundo was the Chief Business Officer of Evidation Health, a health analytics data company, from March 2015 through October 2016. Prior to joining Evidation Health, Ms. Raimundo served as Vice President of Covidien Ventures from September 2010 through February 2015, and as Vice President of Advanced Technology Ventures from November 2006 through September 2010. She also previously held operating roles at Guidant Corporation and served as a management consultant for APM/CSC Healthcare where she optimized clinical workflow and guidelines for major hospital systems. Ms. Raimundo is a Kauffman Venture Fellow as well as founder and President of Medtech Women, a nonprofit organization dedicated to highlighting women leaders in the medical technology industry. Ms. Raimundo holds a bachelor’s degree in economics from Yale University and a master of business administration degree from the University of California at Berkeley. Ms. Raimundo brings to our Board extensive knowledge of health information technology, digital health, and diagnostics and precision medicine, having experience investing into and commercializing novel healthcare technology for more than 20 years.

Daniel J. Wolterman. Mr. Wolterman has served as a member of our Board since July 2015 and as Board chair since May 2021. Mr. Wolterman is currently Chief Executive Officer of Wolterman Consulting LLC, a provider of strategic and operational consulting services to healthcare providers and other entities. From January 2018 to May 2019, Mr. Wolterman served as Chief Executive Officer of ColubrisMX, Inc. and X-Cath, Inc., both privately held medical device companies. Mr. Wolterman previously served as President and Chief Executive Officer of Memorial Hermann Health System, the largest not-for-profit health system in Southeast Texas, from 2002 until his retirement from Memorial Hermann in May 2016. He has more than 40 years of experience in the healthcare industry and a long history of community involvement. Mr. Wolterman currently sits on the board of directors of Hyperfine, Inc. and has previously served on the board of directors of other public companies such as Invuity, Inc. Mr. Wolterman holds a bachelor’s degree in business administration, a master of business administration degree in finance from the University of Cincinnati and a master’s degree in healthcare administration from Xavier University. Mr. Wolterman’s extensive knowledge of the healthcare industry and his leadership of a large health system provide valuable perspective and guidance to our Board. Additionally, as a leader of and consultant for medical device companies, he brings product and technology experience to the Board.

Code of Conduct

We have adopted a Code of Conduct, which includes our code of ethics for our senior financial officers. The Code of Conduct applies to all of our officers, employees and Directors and establishes policies pertaining to, among other things, employee conduct in the workplace, workplace safety, confidentiality, conflicts of interest, accuracy of books, records and financial statements, securities trading, anti-corruption, competition laws, interactions with health care professionals and political and charitable activities. In February 2021, we revised the Code of Conduct to, among other things, reflect our commitment to diversity and inclusion and discuss our belief in responsible economic, social and environmental practices.

The Nominating Committee and the Audit Committee share oversight responsibilities related to the Code of Conduct. The Nominating Committee is responsible for oversight of compliance programs related to ethics and compliance and related matters, including the Company’s policies, procedures and practices designed to ensure compliance with applicable laws and regulations related to federal healthcare program requirements; the Fraud and Abuse Laws and other medical device laws; the Foreign Corrupt Practices Act; the Anti-Kickback Statute and other anti-bribery and anti-corruption laws. The Audit Committee is responsible for oversight of compliance matters relating to financial reporting, accounting, internal accounting controls, auditing and related matters.

The Audit Committee reviews and approves all waivers of the Code of Conduct for executive officers or Directors and provides for prompt disclosure of all waivers required to be disclosed under applicable law. We will disclose future amendments to the Code of Conduct, or waivers required to be disclosed under applicable law from the Code of Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, and our other executive officers and our Directors, on our website, www.nuvasive.com, within four business days following the date of the amendment or waiver.

In addition, we maintain an Integrity Hotline by which employees and third parties may report violations of the Code of Conduct or seek guidance on business conduct matters. The Integrity Hotline is a third-party hosted service and has multi-lingual representatives available to take calls 24 hours a day, seven days a week.

Information about corporate governance at NuVasive, including a copy of the Code of Conduct and other key governance documents, can be found in the “Governance” area of the “Investor Relations” section of our website at www.nuvasive.com. Printed copies of the Code of Conduct and other key governance documents of NuVasive may also be obtained upon request to our Investor Relations Department. Any stockholder may request copies of these materials in print, without charge, by contacting our Investor Relations Department at investorrelations@nuvasive.com.

Audit Committee

As of March 31, 2023, the Audit Committee consists of Vickie L. Capps (Chair), Leslie V. Norwalk and R. Scott Huennekens. The Board has determined that all members of the Audit Committee satisfy the independence and qualification standards for audit committee membership under Nasdaq rules and SEC rules and each of them is able to read and fundamentally understand financial statements. The Board has determined that Vickie L. Capps qualifies as an “audit committee financial expert” as defined by the rules of the SEC. The purpose of the Audit Committee is to oversee both the accounting and financial reporting processes of the Company, as well as audits of its financial statements. The responsibilities of the Audit Committee include appointing and approving the compensation of the independent registered public accounting firm selected to conduct the annual audit of our accounts, reviewing the scope and results of the independent audit, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent registered public accounting firm. The Audit Committee is governed by a written charter approved by the Board. The Audit Committee report is included in this Amendment under the caption “Audit Committee Report.”

Executive Officers

The table below sets forth information about our executive officers, including their ages as of March 31, 2023. We have also included below a brief summary of the business experience of each of our executive officers, as well as their educational background.

Name	Age	Position
J. Christopher Barry	50	Chief Executive Officer
Matthew K. Harbaugh	52	Executive Vice President, Chief Financial Officer
Michael Farrington	39	Senior Vice President, People and Culture
Nathaniel B. Sisitsky, Esq.	49	Senior Vice President, General Counsel and Corporate Secretary
Dale Wolf	43	Senior Vice President, Global Operations

J. Christopher Barry. J. Christopher Barry has served as our Chief Executive Officer and as a member of our Board of Directors since November 2018. Information regarding Mr. Barry can be found above under the caption “Board of Directors” above.

Matthew K. Harbaugh. Matthew K. Harbaugh has served as our Executive Vice President and Chief Financial Officer since January 2020. Prior to joining NuVasive, Mr. Harbaugh served as an executive at Mallinckrodt plc, a global specialty pharmaceutical products company. From May 2018 to September 2019, he served as the President of Mallinckrodt’s Specialty Generics business, and from July 2013 to December 2018, he served as Mallinckrodt’s Executive Vice President and Chief Financial Officer. Mr. Harbaugh previously held a variety of financial management positions at Covidien Pharmaceuticals, which was spun-off from Covidien plc as Mallinckrodt plc in July 2013. Mr. Harbaugh joined Covidien in 2007 and served in several finance and leadership roles, including as Chief Financial Officer and Interim President of Covidien Pharmaceuticals. Prior to joining Covidien, Mr. Harbaugh was a Lead Finance Executive with Cerberus Capital Management, L.P., a New York-based private equity firm. Prior to that Mr. Harbaugh worked nearly ten years for Monsanto Company, where he held various roles in investor relations and finance. Mr. Harbaugh received a bachelor’s degree in business administration from Saint Louis University and an executive master of business administration degree from the Kellogg School of Management at Northwestern University.

Michael Farrington. Michal Farrington has served as our Senior Vice President, People and Culture, since September 2022, and is responsible for the Company’s human resources, talent, and total rewards, and corporate marketing, brand and communication functions. Since joining NuVasive in 2016, Mr. Farrington has held various leadership roles at NuVasive, and most recently served as Senior Vice President, Corporate Marketing, Brand and Communications. Mr. Farrington has played an integral role in shaping the Company’s brand and culture—including architecting The Cheetah Way, serving on Company Employee Resource Group

(ERG) advisory boards and leading many enterprise-wide cultural projects and initiatives. Before joining NuVasive, he held a variety of corporate, brand and product marketing positions in global, medical technology companies including Becton Dickinson, CareFusion and Cardinal Health. Mr. Farrington currently serves on the Board of Governors for Biocom California, and holds a bachelor’s degree in business administration from Pepperdine University.

Nathaniel B. Sisitsky, Esq. Nathaniel B. Sisitsky, Esq. has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2018 and is responsible for leadership of NuVasive’s legal team. In this role, Mr. Sisitsky also oversees the Company’s Global Risk & Integrity team, as well as the NuVasive Spine Foundation. Mr. Sisitsky previously served as our Vice President and Associate General Counsel, Corporate Affairs from July 2015 to June 2018. Prior to joining NuVasive, Mr. Sisitsky was Vice President and Associate General Counsel at CareFusion Corporation, a global medical technology company focused on medication management and patient safety solutions, from April 2009 until April 2015. From August 2004 until April 2009, Mr. Sisitsky served as Vice President, Legal – Corporate Finance at American Tower Corporation, a global owner and operator of wireless communication sites. Prior to joining American Tower, Mr. Sisitsky was a Junior Partner in the Corporate Department of Wilmer Cutler Pickering Hale and Dorr (WilmerHale), based in Boston, MA. Mr. Sisitsky holds a bachelor’s degree in political science and economics from Emory University, and a juris doctor degree from New York University School of Law.

Dale Wolf. Dale Wolf has served as our Senior Vice President, Global Operations since January 2020 and is responsible for NuVasive’s supply chain, distribution, manufacturing, quality assurance and real estate and facilities functions. Mr. Wolf previously served as the Company’s Vice President, Manufacturing, since August 2018. Prior to joining the Company, Mr. Wolf spent over 15 years with General Electric (GE), including leadership roles in manufacturing, operations and supply chain. Most recently, from October 2014 to June 2018, Mr. Wolf served as an executive plant manager for GE Healthcare. Mr. Wolf holds a bachelor’s degree in mechanical engineering from the University of Wisconsin-Madison, and a Six Sigma Green Belt certification.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section sets forth information with regard to compensation for services rendered by our named executive officers (“NEOs”) for 2022. The compensation provided to our NEOs for 2022 is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narratives relating to those tables. In 2022 our NEOs were:

J. Christopher Barry, Chief Executive Officer	Nathaniel B. Sisitsky, Esq., Senior Vice President, General Counsel and Corporate Secretary

Matthew K. Harbaugh, Executive Vice President, Chief Financial Officer	Dale Wolf, Senior Vice President, Global Operations

Michael Farrington, Senior Vice President, People and Culture	Massimo Calafiore, Former Executive Vice President, Chief Commercial Officer (through Aug. 31, 2022)

2022 Executive Compensation Highlights

Our executive compensation program emphasizes pay-for-performance and places a significant portion of annual direct compensation opportunity in the form of variable incentives designed to motivate our NEOs to achieve overall Company goals, specific business goals and individual performance goals.

We reported global net sales of $1.202 billion in 2022, an increase of 5.5% on a reported basis, compared to the prior year. Although we continued to experience challenges associated with the COVID-19 pandemic and the global macroeconomic environment, we remained focused on executing our growth strategy. During 2022, we launched new products to drive growth in our core business, and we expanded our Pulse platform into multiple international markets and continued to advance our intelligent surgery strategy. In addition, we pursued market opportunities to drive long-term growth, including asset acquisitions and investments, and we completed the integration of Simplify Medical. As a result of our strategic focus on globalization, our business in markets outside the U.S. has continued to increase in recent years and international net sales (excluding Puerto Rico) were 23% of our total net sales for the year ended December 31, 2022. The increase in net sales from our international business, coupled with significant and unanticipated fluctuations in foreign currency exchange rates had an adverse effect on our 2022 financial results, including our net sales, net sales growth rates, and margins.

The compensation awarded to our NEOs for 2022 reflected the financial and operational results mentioned above, including the impact of COVID-19 and global macroeconomic conditions, as well as the Compensation Committee’s pay-for-performance compensation philosophy.

Compensation Component	Link to Business Strategy	2022 Compensation Actions
Base Salary (page 13)	• Competitive base salaries help attract, motivate and retain executive talent. • Increases are not automatic or guaranteed, which promotes a performance culture.

•   Merit based increases for NEOs continuing in role ranging from 2.7% – 5.3% were approved for 2022.

•   Mr. Farrington who was not an NEO in 2021, received a salary adjustment for 2022 in his prior role, and in connection with his promotion to the new role of Senior Vice President, People and Culture, in September 2022, his base salary was increased by 7.7%.

Annual Incentives (page 13)

•   Annual bonus pool funded based on overall Company performance.

•   Metrics and targets are evaluated each year to ensure alignment with business strategy.

•   Differentiating award values based on individual performance assists in motivation of key talent.

• Annual bonus plan funded at 75% of target. • Annual cash incentive awards for our NEOs were paid at 60% - 80% of target.

Long-Term Incentives (page 16)

•   Award mix and performance metrics are reviewed annually for strategy alignment.

•   Consistent with our strategy to drive long-term stockholder value, our 2022 PRSUs use net sales growth as the primary performance metric and non-GAAP* operating margin expansion as a secondary metric.

•   Differentiating award values based on individual performance and potential, as well as overlapping vesting periods, assists in motivation and retention of key talent.

•   2020 LTI Award Vesting:

•   PRSUs granted in March 2020 with 3-year cliff vesting in March 2023 vested as to 0% of target based on performance below minimum established thresholds for non-GAAP operating margin expansion over the three-year period 2020 - 2022.

•   Performance cash awards granted in March 2020 with 3-year cliff vesting in March 2023 vested as to 126.8% of target based on performance above target goals established for net sales growth over each of the 3 years 2020, 2021 and 2022.

•   No modifications were made to any long-term incentive program. While COVID-19 and global macroeconomic conditions impacted the Company’s net sales and non-GAAP operating margin performance during the period 2020 - 2022, which in turn impacted performance RSU and performance cash awards granted in 2018, 2019, 2020 and 2021, no actions were taken to mitigate the negative impact on payouts of these awards.

*	A reconciliation of certain non-GAAP financial measures is provided in Appendix A.

The charts below illustrate the mix of target total annual direct compensation for Mr. Barry (our CEO) and other NEOs (excluding Mr. Barry) for 2022. As illustrated below, 87% of the CEO’s target total annual direct compensation and 72% of other NEOs’ target total annual direct compensation is variable with performance, including stock price performance.

2022 Target Total Annual Direct Compensation

For more information about the 2022 compensation decisions and the factors considered in making these decisions, please see pages 13 – 17.

Say on Pay Results and Stockholder Engagement

The Compensation Committee and the Board carefully consider stockholder feedback regarding executive compensation. The Company regularly interacts with stockholders throughout the year on several matters, including executive compensation. Through these and other outreach efforts, we can:

•	Better understand our stockholders’ concerns and interests on executive compensation and governance related issues;

•	Discuss the evolution of our compensation program; and

•	Gather stockholder feedback and convey the stockholder opinions and commentary directly to the Compensation Committee and the rest of the Board.

At the 2022 annual meeting of our stockholders, the advisory vote on the 2021 compensation of our NEOs (the “say-on-pay” vote) received approval from more than 96% of votes cast. Based on our stockholder outreach efforts, we believe this support reflects that our stockholders are pleased with the core design features of the executive compensation program. Leading up to the 2022 annual meeting, we reached out to our top stockholders and held conversations with each investor that expressed interest.

Aligned with the feedback received from stockholders, the Compensation Committee retained the core compensation design features for 2022, but made adjustments to the Company’s proxy peer group for 2022, as discussed further below. The Compensation Committee is committed to listening to stockholders’ views and taking stockholder feedback into account when reviewing the executive compensation program. In addition, our stockholders expressed satisfaction with the following components of our compensation program:

•	Focus on net sales growth and operating margin expansion as well as robust target goal setting

•	Use of at least 50% performance-based long-term incentives

•	Responsible share usage and dilution

Finally, our stockholders were complimentary of the linkage between the compensation program, financial and stock price performance, and the Company’s long-term business strategy.

Executive Compensation Philosophy and Objectives

Compensation Philosophy. The Company’s executive compensation program is designed to attract, motivate and retain talented executives who drive the Company’s success and enable long-term stockholder value creation by:

•	Profitably growing the business and prudently managing risk;

•	Linking a significant portion of our NEOs’ target compensation to performance-based results; and

•	Appropriately aligning compensation with both short- and long-term Company performance goals.

The deep leadership expertise of each NEO makes our NEOs highly valuable to many of our competitors, making their retention a key priority. Because many of our competitors in the spine industry are divisions of much larger companies, there is a highly competitive market for executive talent. In addition, our NEO compensation must motivate strong performance and drive stockholder returns. For these reasons, the Compensation Committee believes NEO compensation should be set at competitive levels to retain a valuable team and attract talent, while placing a strong emphasis on successful attainment of Company performance goals.

Strong Executive Compensation Governance Practices. The Compensation Committee regularly reviews best practices in governance and executive compensation. The following chart summarizes executive compensation practices that the Compensation Committee believes (i) drive Company performance and (ii) serve our stockholders’ long-term interests.

What we do	What we don’t do
✓ Review feedback from stockholder outreach (page 8)	× No single-trigger change-in-control arrangements (page 22)

✓ Utilize an independent compensation consulting firm to facilitate pay assessments and review best practices (page 11)	× No pledging of Company stock, hedging transactions and short sales by executive officers and Directors (page 19)

✓ Review competitive compensation market data (page 11)	× No significant perquisites (page 18)

✓ Review tally sheets when making executive compensation decisions (page 13)

✓ Administer stock ownership guidelines to align interests with our stockholders (page 19)

✓ Provide for clawback of incentive compensation in the event of a restatement of financials (page 19)

✓ Require executive officers and Directors to obtain approval prior to executing transactions in Company securities (page 19)

Primary Elements of the Company’s Executive Compensation Program

The target total compensation opportunity for NEOs is comprised of both fixed (base salary) and variable (annual and long-term incentives) compensation. In addition, each NEO is eligible for benefits that are generally offered to Company employees.

Base Salary. Base salary for NEOs recognizes the experience, skills, knowledge and responsibilities required of each executive role. Each year, base salary is evaluated against the peer group, general competitive practices, and an internal assessment of the NEO performance, both individually and relative to other officers. For newly hired executive officers, the Compensation Committee considers industry and other competitive hiring factors. The Compensation Committee typically reviews base salary once a year and may adjust each NEO’s salary to reflect changes of responsibility, performance, and competitive conditions. The Compensation Committee does not apply specific formulae to determine changes. If adjustments are made, they are typically made effective with the first pay period in March of each year.

Annual Performance Bonus Plan. NEOs participate in an annual cash bonus plan intended to provide a financial incentive based on the achievement of specifically defined annual performance measures, including both Company-specific measures and individual performance measures. The Compensation Committee establishes an individual target bonus opportunity for each NEO expressed as a percentage of base salary. Target bonus percentages are established at the beginning of the fiscal year (or upon hiring for new hires) based on a review of:

•	Competitive market data for both target bonus opportunity and target total cash opportunity;

•	The role of each executive, including ability to impact the Company’s overall performance; and

•	The Committee’s assessment of internal pay equity among executives.

The Compensation Committee may adjust each NEO’s target bonus opportunity during the year to reflect promotions or changes in level of responsibility, performance-based factors, and competitive conditions. The Compensation Committee evaluates the performance measures and targets under the plan each year to ensure they align with the Company’s short-term strategy and its long-term objective of creating sustainable stockholder value. Annual cash bonus payments, if any, are typically paid to each NEO in the first quarter of the year following the performance year.

Annual Long-Term Incentive Awards (LTI). LTI awards to our NEOs include grants of restricted stock units (RSUs) and performance restricted stock units (PRSUs). Prior to 2021, LTI awards also included performance cash awards. RSUs and PRSUs enable our NEOs to feel invested in our business and to participate in the long-term success of our Company as reflected in stock price appreciation. Furthermore, LTI awards promote retention through vesting tied to an individual’s continued employment.

In determining each NEO’s grant of LTI awards, the Compensation Committee considers:

•	Company performance;

•	Individual past performance and future potential; and

•	Competitive pay practices.

In addition, the Compensation Committee evaluates the amount and value of unvested LTI awards held by NEOs to assess the retention value associated with previously granted LTI awards. It is the Compensation Committee’s aim to provide significant levels of LTI compensation to NEOs as the Compensation Committee feels it is important to the Company’s long-term growth prospects to motivate and retain the Company’s executive management team.

Process for Determining Named Executive Officer Compensation

Except for compensation actions for the CEO, which require full Board approval, the Compensation Committee is ultimately responsible for decisions relating to compensation for our NEOs. In making its decisions, the Compensation Committee considers recommendations from, and discusses decisions with, its independent compensation consultant and the management team.

Role of the Compensation Committee. The Compensation Committee has the ultimate responsibility and decision-making authority over all aspects of the executive compensation programs for our NEOs, other than the

CEO as described above. The Compensation Committee seeks advice from its independent compensation consultant to assist in the assessment of executive pay elements in order to ensure that they are reasonable, aligned with stockholder interests and competitive and meet our key priorities. Additionally, the Compensation Committee considers stockholder feedback and recommendations of the CEO referenced below. For a more detailed description of the Compensation Committee’s duties and responsibilities, please refer to the Compensation Committee’s Charter, which can be found on the Company’s website under the Governance section of the Company’s Investor Relations section on www.nuvasive.com.

Role of Management. The Compensation Committee has full access to the management team for assessing and acting on executive compensation matters. The CEO works closely with the management team to develop management’s recommendations on the alignment of compensation with business strategy. The CEO does not make recommendations or participate in Compensation Committee deliberations on matters regarding the CEO’s own compensation. While the Compensation Committee considers input from the CEO and management in making compensation decisions, its decisions may or may not reflect management’s recommendations.

Role of Consultants. The Compensation Committee retained an independent compensation consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), to advise the Compensation Committee on executive and non-employee director compensation practices during 2022. The independent compensation consultant reports directly to the Compensation Committee and provides advice on program design, performs data and information analyses, and keeps the Compensation Committee apprised of changing trends and regulatory requirements in the executive pay arena. In 2022, the Compensation Committee concluded that the engagement of FW Cook raised no conflict of interest under applicable SEC and Nasdaq rules that would prevent FW Cook from independently providing services to the Committee.

Competitive Market Data. The Compensation Committee considers each element of compensation separately and the total compensation package as a whole to determine whether compensation is consistent with the Committee’s compensation policies, is aligned with Company performance, and is competitive. The Compensation Committee considers peer group data, as well as published survey data. While the Compensation Committee considers this data in setting executive compensation, the Compensation Committee does not solely rely upon benchmarking in relation to a specific peer group. The Compensation Committee considers multiple factors in making individual pay decisions, allowing the Compensation Committee flexibility in determining the overall compensation (as opposed to being locked into a particular data set and/or percentile target).

Peer Group. The Compensation Committee performs an annual assessment of the peer group for compensation benchmarking. In August 2021, the Compensation Committee reviewed our 2021 peer group (the “2021 Peer Group”) to determine whether the companies included were appropriate for 2022. Criteria included size (based on revenue and market capitalization), industry, peer groups as listed by proxy advisors and available compensation data. During this review, the Compensation Committee noted that the two largest companies in the 2021 Peer Group (Align Technology and IDEXX Laboratories) were significantly larger than the Company based on market capitalization, revenue, and other metrics. The Compensation Committee also acknowledged that both companies fell outside of the peer group size constraints that a well-known proxy advisory firm has established, with revenues between 0.4 to 2.5 times that of NuVasive and market capitalization between 0.25 and 4.0 times that of NuVasive. Additionally, Wright Medical Group, N.V. was removed due to its acquisition by Stryker Corporation, which was completed in November 2020. While NuVasive competes with these companies for talent, the Committee, with input from its independent compensation consultant, determined to update the 2022 proxy peer group (the “2022 Peer Group”) to better align NuVasive’s revenue and market capitalization with the median by (i) removing the two largest peers from the 2021 Peer Group, (ii) removing Wright Medical Group, N.V., and (iii) adding four new medical device companies that are similar to or smaller in size than that of NuVasive, as follows:

Removed for 2022	Added for 2022
Align Technology, Inc.	Avanos Medical, Inc.
IDEXX Laboratories, Inc.	LivaNova PLC
Wright Medical Group, NV	Merit Medical Systems Inc.
QuidelOrtho Corporation

When these changes were approved by the Compensation Committee in August 2021, NuVasive approximated the median for revenue and the 25th percentile for market capitalization relative to the sixteen companies comprising the 2022 Peer Group, as follows:

2022 Peer Group
Avanos Medical, Inc.	Haemonetics Corporation	LivaNova PLC	Orthofix Medical, Inc.
CONMED Corporation	ICU Medical, Inc.	Masimo Corporation	QuidelOrtho Corporation
Dexcom, Inc.	Integer Holdings Corp	Merit Medical Systems Inc.	ResMed, Inc.
Globus Medical, Inc.	Integra LifeSciences Holdings Corp	Nevro Corp.	STERIS Plc

As part of the annual peer group review process, the Compensation Committee reviewed the proxy peer group again in August 2022 to establish the proxy peer group for 2023 compensation benchmarking. Criteria included size (based on revenue and market capitalization), industry, peer groups as listed by proxy advisors and available compensation data. During this review, the Compensation Committee noted that Steris was significantly larger than the Company based on market capitalization, revenue, and other metrics. The Compensation Committee also acknowledged that Steris fell outside of the peer groups utilized by well-known proxy advisory firms.

The Compensation Committee, with input from its independent compensation consultant, determined to update the 2023 proxy peer group (the “2023 Peer Group”) to better align NuVasive’s revenue and market capitalization with the median by removing Steris and maintaining the remaining 15 companies as follows:

2023 Peer Group
Avanos Medical, Inc.	Haemonetics Corporation	LivaNova PLC	Orthofix Medical, Inc.
CONMED Corporation	ICU Medical, Inc.	Masimo Corporation	QuidelOrtho Corporation
Dexcom, Inc.	Integer Holdings Corp	Merit Medical Systems Inc.	ResMed, Inc.
Globus Medical, Inc.	Integra LifeSciences Holdings Corp	Nevro Corp.

Additional Published Survey Sources. As noted above, the Compensation Committee does not rely upon a stated benchmarking percentile in relation to this specific peer group alone, but rather relies upon varied sources of data and other factors in making individual pay decisions. To supplement market data gathered from publicly disclosed filings of our specific peer group, the Compensation Committee also considers market information from the Radford Global Technology published compensation survey, which is reflective of the market in which we compete for talent. The identity of the companies comprising the survey data is not disclosed to, or considered by, the Compensation Committee in its decision-making process and the Compensation Committee does not consider the identity of the companies comprising the survey data to be material for this purpose.

Determining Executive Compensation for 2022

For 2022, the Compensation Committee (and the Board, in the case of the CEO) considered market pay-related data and other factors such as Company performance, performance against individual goals and objectives, realizable pay data, and a multi-year look-back of total compensation through tally sheets (inclusive of annual cash compensation, LTI awards granted and earned, and benefits and perquisites) in determining NEO compensation for 2022.

2022 Base Salary. The table below sets forth base salary rates for the NEOs as of December 31, 2021 and 2022, and the percentage change:

Name	2021 Base Salary Rate(1)	2022 Base Salary Rate(2)	% Change from 2021
J. Christopher Barry	$875,000	$900,000	2.9%
Matthew K. Harbaugh	$535,500	$550,000	2.7%
Michael Farrington(3)	$280,000	$350,000	25.0%
Nathaniel B. Sisitsky	$401,829	$415,893	3.5%
Dale Wolf	$391,000	$404,685	3.5%
Massimo Calafiore	$475,000	$500,000	5.3%

(1)	2021 Base Salary Rate reflects annual base salary rate in effect on December 31, 2021.

(2)	2022 Base Salary Rate reflects annual base salary rate in effect on December 31, 2022.

(3)

In February 2022, Mr. Farrington, who was not an NEO in 2021, received a salary adjustment in his role of Senior Vice President, Corporate Marketing, Brand, and Communications. Mr. Farrington assumed additional responsibilities leading our human resources, talent, and total rewards function in connection with his promotion to the new role of Senior Vice President, People and Culture, in September 2022, at which time his base salary was increased by 7.7%.

2022 Annual Performance Bonus. In February 2022, the Compensation Committee approved the terms of the 2022 annual performance bonus plan (the “2022 Bonus Plan”) under which our NEOs are eligible to receive a cash bonus based on the achievement of Company and individual performance goals. The Compensation Committee established an individual target bonus opportunity for each NEO based on peer group and survey data for similar positions, each executive officer’s role, including their ability to impact the Company’s overall performance, and internal pay equity among the executive officers. Consistent with the design of the 2021 annual performance bonus plan, the Compensation Committee approved a maximum bonus opportunity under the 2022 Bonus Plan at 200% of target.

For 2022, and consistent with our past practice, the Compensation Committee approved funding guidelines that include payout scenarios for various levels of Company financial performance along with achievement of strategic objectives (described below). The weighting of each performance measure for purposes of the 2022 Bonus Plan was as follows:

•	35% for 2022 full-year net sales

•	35% for 2022 full-year non-GAAP operating margin

•	30% for achievement of strategic objectives

The Compensation Committee selected net sales and non-GAAP operating margin as the metrics for the financial performance components of the 2022 Bonus Plan, each weighted equally, as the Compensation Committee believes these performance metrics closely align with both the Company’s short-term strategy and its long-term objective of creating sustainable stockholder value (which is consistent with stockholder feedback).

The Compensation Committee defined these metrics for purposes of the 2022 Bonus Plan as follows:

•

Net Sales: Net sales for the fiscal year ended December 31, 2022, calculated from the year-end financial statements, excluding the effect of currency fluctuations and financial impact of substantial acquisitions and divestitures that close after January 1, 2022; and

•

Non-GAAP Operating Margin: Non-GAAP operating margin for the fiscal year ended December 31, 2022, calculated from the year-end financial statements (which includes the cost of 2022 Bonus Plan payouts), excluding the financial impact of substantial acquisitions and divestitures that close after January 1, 2022.

The purpose of these adjustments is to ensure the measurement of performance reflects factors that management can directly control and that payout levels are not artificially inflated or impaired by factors unrelated to the ongoing operation of the business. The Compensation Committee feels these definitions appropriately measure core net sales and operating margin performance.

The strategic objectives for the 2022 Bonus Plan consisted of: (i) maximizing procedural participation through adoption of cervical portfolio products, enabling technology, and products manufactured by our NuVasive Specialized Orthopedics (“NSO”) subsidiary, and (ii) enhancing the employee experience through employee engagement, diversity and inclusion initiatives, and improving employee retention and hiring practices.

Results for each performance measure are determined on a scale of 0% – 200%, based on the level of achievement for each performance measure, with a maximum bonus opportunity under the 2022 Bonus Plan at 200% of target.

Demonstration of Rigorous Financial Performance Goal Setting. The chart below sets forth the threshold, target and maximum goals for the financial performance components of the 2022 Bonus Plan established by the Compensation Committee:

Metric ($ in millions)	2021 Baseline (1)	2022 Full-year Financial Performance Goals			Increase over 2021 Actual
		Threshold	Target	Maximum	Threshold	Target	Maximum
Net Sales(2)	$1,139	$1,162	$1,266	$1,393	+3.0%	+12.2%	+23.5%
Non-GAAP Operating Margin(2)	12.80%	12.80%	15.80%	17.80%	00 bps	300 bps	500 bps

(1)	2021 Baseline reflects financial results for the year ended December 31, 2021.

(2)	Data has been rounded.

2022 Bonus Plan Results. In determining annual bonus payments for each NEO, the Compensation Committee considers individual and Company performance, as reflected in each executive’s leadership, business unit or functional achievements and results against goals and objectives. The evaluation of an executive’s performance relative to these considerations is inherently subjective and is not based on any mathematical calculation or formula; rather, it is based on the collective business experience and judgment of the Compensation Committee (and the Board, in the case of the CEO) to holistically consider the performance of each executive and his or her contribution to the overall success of the Company.

In February 2023, the Compensation Committee (and the Board, in the case of the CEO) reviewed the Company’s financial and business performance and approved payouts under the 2022 Bonus Plan. During 2022, we continued to experience negative impacts as a result of the COVID-19 pandemic and global macroeconomic conditions, including challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. Global economic conditions also impacted foreign currency exchange rates relative to the U.S. dollar. Although the majority of our net sales and cash generation have been made in the U.S., our business in markets outside of the U.S. has continued to increase in recent years and international net sales (excluding Puerto Rico) were 23% of our total net sales for the year ended December 31, 2022. The increase in net sales from our international business, coupled with significant and unanticipated fluctuations in foreign currency exchange rates, had an adverse effect on our 2022 financial results, including our net sales, net sales growth rates, and margins. For the year ended December 31, 2022, we reported net sales of $1.202 billion and non-GAAP operating margin of 12.4%, when calculated in accordance with the 2022 Bonus Plan. Accordingly, the Company achieved 97% of the goal established for the financial performance measure for net sales and fell short of the minimum threshold established for the financial performance measure for non-GAAP operating margin. However, the Compensation Committee also took into consideration that non-GAAP operating margin, as adjusted for the significant and unanticipated foreign currency exchange impact, would have been 13.2% and would have resulted in the Company achieving 83% of the goal established for the financial performance measure for non-GAAP operating margin.

As it relates to the strategic objectives under the 2022 Bonus Plan, the Compensation Committee determined that the Company had achieved its strategic goals of maximizing procedural participation through the commercial launch of Reline Cervical and realizing significant growth from the continued adoption of NSO products. The Company continued to accelerate its enabling technology initiatives, but experienced some challenges associated with component shortages for certain product lines. Additionally, the Company achieved its strategic goals of enhancing the employee experience through successful action planning in response to employee survey findings, continuing to advance its diversity and inclusion initiatives, and improving employee retention. Overall, the Compensation Committee determined an achievement level of 89% appropriately reflected the Company’s performance against its strategic goals established under the 2022 Bonus Plan.

Based on the Company’s performance relative to its financial goals and its achievement of strategic objectives, the Compensation Committee determined to fund the 2022 Bonus Plan at 75% of target. In making such determination, the Compensation Committee took into account the calculated performance for full-year net sales and strategic objectives. Given the significant and unanticipated foreign currency volatility in 2023, the Compensation Committee took into consideration foreign currency fluctuations in determining the level of achievement of non-GAAP operating margin when funding the 2022 Bonus Plan, noting that foreign currency volatility is outside the control of company employees. The table below presents information relating to the various components of the 2022 Bonus Plan and level of achievement (rounded to the nearest percent):

Performance Measure	Performance Measure Weighting	Level of Achievement (0% - 200%)	% of Bonus Funded	Weighted Funded %
2022 Full-year Net Sales Performance	35%	97%	80%	28%
2022 Full-year Non-GAAP Operating Margin Performance[1]	35%	83%	56%	20%
Strategic Objectives Achievement	30%	89%	89%	27%
Total Funding (% of Target)	—	—	—	75%

(1)	Reflects 2022 full-year non-GAAP operating margin performance, as adjusted on a constant currency basis, as discussed above.

For 2022 Bonus Plan payouts for our NEOs, the Compensation Committee considered the funding guidelines for the 2022 Bonus Plan, continuing challenges associated with the COVID-19 pandemic and global macroeconomic conditions, and each NEO’s individual contribution to the Company’s 2022 performance. For each of Messrs. Harbaugh, Farrington, Sisitsky, and Wolf, the Compensation Committee approved payouts under the 2022 Bonus Plan that range from 60% to 80% of target, and based on the recommendation of the Compensation Committee, the Board also approved a 2022 bonus payout for Mr. Barry at 65% of target.

The following table sets forth the bonus target and actual cash bonuses paid to each NEO under the 2022 Bonus Plan:

Name	2022 Annual Base Salary Rate(1)	2022 Target Cash Bonus(1) (% of Base Salary)	2022 Target Cash Bonus Amount	2022 Actual Cash Bonus Amount ($)		2022 Actual Cash Bonus Amount (% of Target)
J. Christopher Barry	$900,000	125%	$1,125,000	$731,250		65%
Matthew K. Harbaugh	550,000	90%	495,000	297,000		60%
Michael Farrington	350,000	60%	210,000	159,879		80%(2)
Nathaniel B. Sisitsky	415,893	60%	249,536	187,152		75%
Dale Wolf	404,685	60%	242,811	169,968		70%
Massimo Calafiore	500,000	80%	400,000	0	(3)	0%

(1)	Reflects annual base salary rate and target cash bonus as a percentage of base salary in effect on December 31, 2022.

(2)

Mr. Farrington’s eligible earnings for purposes of the 2022 Bonus Plan are prorated based on his salary increase from $325,000 to $350,000 in connection with his new role of Senior Vice President, People and Culture, effective September 5, 2022.

(3)	Mr. Calafiore voluntarily separated employment in August 2022 and was not eligible for a bonus under the 2022 Bonus Plan upon his resignation.

2022 Long-Term Incentive Awards – Annual Grant. To directly align LTI awards with stockholder value creation, the Compensation Committee awarded 2022 LTI awards to NEOs in RSUs (50% of total target award value) and PRSUs (50% of total target award value). The following table summarizes the annual 2022 LTI awards for the NEOs:

	Total 2022 LTI Target Award	RSUs(1)(2)		PRSUs(1)(2)(3)
Name	Value ($)(1)	($)	(# of shares)	($)	(# of shares)
J. Christopher Barry	$5,000,000	$2,500,000	45,864	$2,500,000	45,864
Matthew K. Harbaugh	1,600,000	800,000	14,677	800,000	14,677
Michael Farrington	400,000	200,000	3,670	200,000	3,670
Nathaniel B. Sisitsky	700,000	350,000	6,421	350,000	6,421
Dale Wolf	700,000	350,000	6,421	350,000	6,421
Massimo Calafiore	1,200,000	600,000	11,008	600,000	11,008

(1)

The LTI grant values represent the economic value on the date of grant, and for performance-based awards, assumes a payout at target. It does not reflect the accounting value under FASB ASC Topic 718, which may differ. The LTI grant values computed in accordance with the FASB ASC Topic 718 can be found in the Summary Compensation Table. The 2022 RSU and PRSU awards were made pursuant to the 2014 Equity Incentive Plan of NuVasive, Inc. (the “2014 Equity Incentive Plan”).

(2)

The annual 2022 LTI awards were granted on March 1, 2022. The number of RSUs and PRSUs was determined by dividing the economic value by the closing stock price on the date of grant ($54.51 per share). Any resulting fractional share was rounded up to the nearest whole share.

(3)

Reflects the target number of shares subject to PRSUs, assuming all performance goals and other requirements are met. As described below, the PRSUs earned will range from 0%—200% of target based on the achievement of performance goals, with payment in shares following the conclusion of the three-year performance period.

The table below sets forth the 2022 LTI award type, purpose, performance goals and vesting terms. Each of the 2022 LTI awards described below cliff vest on March 1, 2025, subject to the NEO’s continued service with the Company through such date (with the possibility of earlier acceleration in limited circumstances), satisfaction of the applicable performance conditions, and compliance with the terms of the grant agreement. The amount of the performance cash payouts for the 2020 annual LTI awards is included in the Summary Compensation Table as Non-Equity Incentive Plan Compensation for 2022.

2022 LTI Award Types
LTI Award Type	Purpose	Performance Goal	Vesting Terms
RSUs (50% of total target value)	Retain and motivate executives to drive long-term stockholder value while feeling personally invested in the business	Not applicable; time-based	Three-year cliff vest in 2025

PRSUs (50% of total target value)	Reward executives for the achievement of multi-year performance goals	Net sales growth over each of the three years 2022, 2023 and 2024, subject to a cap based on non-GAAP Operating Margin expansion as measured at the end of the three-year period	Three-year cliff vest in 2025 with opportunity that ranges from 0 – 200% of target

The Compensation Committee removed performance cash as an LTI award type in 2021 to simplify the award delivery to executives and place greater emphasis on top-line net sales growth. The Compensation Committee selected net sales growth as the primary performance metric and non-GAAP operating margin expansion as a secondary performance metric for the 2022 LTI awards because they are aligned with the Company’s operating plan and the financial objectives communicated to stockholders, which focus on above-market net sales growth while driving improved profitability. The Compensation Committee also believes that they are important drivers of long-term stockholder value creation. As RSUs and PRSUs are reflected in the Summary Compensation Table in the year of grant, and performance cash is reflected in the Summary Compensation Table when earned, the removal of performance cash as an LTI award type in 2021 resulted in an increase in annual compensation as reported in the Summary Compensation Table for 2021 and 2022 as compared to annual compensation reported in the Summary Compensation Table for 2020.

Vesting and Payout of Prior Performance-Based Long-Term Incentive Awards

2020 Performance-Based Long-Term Incentive Awards. In March 2020, as part of the annual LTI award, each of Messrs. Barry, Harbaugh, Farrington, Sisitsky, Wolf and Calafiore was granted (i) a time-based RSU award with three-year cliff vesting, (ii) a PRSU award with a performance condition based on the Company’s improvement in non-GAAP operating margin over the three-year period ending December 31, 2022, and (iii) a performance cash award with a performance condition based on the Company’s growth in revenue (now captioned as “net sales” in Company financial reports) over the three-year period ending December 31, 2022. For the 2020 PRSU awards, attainment of the performance metric is measured over the three-year period ending December 31, 2022. For the 2020 performance cash awards, attainment of the performance metric is measured separately for each calendar year during the three-year measurement period, with each year weighted equally at 33.33%. The tables below set forth the performance goals and payout levels at threshold, target, and maximum for the 2020 PRSU awards and 2020 performance cash awards.

2020 Annual LTI Award Type		Performance Goals			Performance Multiplier(2)
	Metric(1)	Threshold	Target	Maximum	Threshold	Target	Maximum
2020 PRSU	Non-GAAP operating margin basis improvement over three-year period ended Dec. 31, 2022	0 bps	150 bps	300 bps	0%	100%	200%
2020 Performance Cash	Annual revenue growth, adjusted to exclude the effect of currency fluctuations and other items, over the three-year period ended Dec. 31, 2022	+0.0%	+5.0%	+8.0%	0%	100%	200%

(1)	Achievements between threshold and maximum are based on a linear interpolation between points along the funding curve.

(2)	The performance multiplier for the 2020 performance cash awards is measured on an annual basis.

Based on the Company’s performance relative to the performance conditions and as calculated in accordance with the terms of the LTI award agreements, the 2020 PRSU awards did not achieve the minimum threshold established for the financial target and did not vest (0% of target). The calculated payout for the 2020 performance cash awards was 126.8% of target as set forth in the table below.

	2020 (1) (weighted 33.33%)		2021 (weighted 33.33%)		2022 (weighted 33.33%)		Aggregate Payout
	Revenue Growth	Payout%	Revenue Growth	Payout%	Revenue Growth	Payout%	Payout%
2020 Performance Cash(2)	< 0.0%	0%	7.4%	180%	8.5%	200%	126.8%

(1)	For fiscal year 2020, revenue growth is measured against baseline revenue of $1,168 million.

(2)

Reflects revenue growth, measured as a percentage, compared to the prior year as calculated based on the Company’s annual revenue as determined in accordance with the performance cash award agreement, which includes among other items, adjustments to exclude the effect of currency fluctuations.

The table below sets forth, for each of Messrs. Barry, Harbaugh, Farrington, Sisitsky, Wolf and Calafiore, the award target and award payout for the PRSU awards and performance cash awards granted as part of the 2020 annual LTI awards. In accordance with the terms for the 2020 annual LTI awards, which provide for three-year cliff vesting, these awards vested and were paid on March 1, 2023.

Name	2020 PRSU Award Target (# Shares)	2020 PRSU Award Payout (# Shares)	2020 Performance Cash Award Target ($)	2020 Performance Cash Award Payout ($)
J. Christopher Barry	17,142	0	$1,125,000	$1,426,500
Matthew K. Harbaugh	6,095	0	400,000	507,200
Michael Farrington	953	0	62,500	79,250
Nathaniel B. Sisitsky	2,667	0	175,000	221,900
Dale Wolf	2,286	0	150,000	190,200
Massimo Calafiore(1)	2,477	0	162,500	0

(1)	Mr. Calafiore voluntarily separated employment in August 2022 and all unvested and/or unpaid LTI awards were forfeited and cancelled upon separation.

Responsible Share Usage

As illustrated in the chart below, the Company’s annual share usage rate has remained below 2% since stockholders approved the 2014 Equity Incentive Plan.

Annual Share Usage Rate(1)
2018	2019	2020	2021	2022
1.63%	1.16%	1.08%	1.37%	1.59%

(1)

Share Usage Rate is defined as the ratio of the target number of shares subject to equity awards granted in the calendar year (i.e., the number of shares that would be issued at target level for performance-based equity incentives) to the weighted average shares outstanding (basic) at the end of such year.

Other Elements of the Executive Compensation Program

Perquisites and Other Benefits. Our NEOs participate in our benefit plans on the same terms as our other employees, which include the Company’s 401(k) plan and medical and dental insurance. In addition to these benefits, executives may be provided with certain other incidental benefits (including participation in an executive healthcare program and financial planning benefit) that do not comprise a material portion of any executive’s compensation package. We generally do not provide significant perquisites to the executives that are not available to our other employees.

We do not provide defined benefit pension arrangements or post-retirement health coverage for our U.S. executives or employees. Our NEOs are eligible to participate in our 401(k) defined contribution plan. For all U.S. employees, including our NEOs, we provide a 50% match on employee deferrals up to 8.0% of eligible compensation (a 4.0% effective match) to help attract and retain top talent as well as support our employees’ retirement readiness. We also offer participation in a Deferred Compensation Plan, which is a non-qualified defined contribution plan that provides for the voluntary deferral of cash compensation for individuals holding a position of Vice President or higher, as well as non-employee members of the Board. Eligible employees may defer up to 75% of base salary and/or up to 100% of their annual bonus into the plan, and contributions may be directed into a selection of underlying investment funds. Non-employee members of the Board may defer all or a portion of their cash retainer into the non-qualified plan. In 2022, Mr. Wolf was the only NEO who elected to defer compensation.

Our NEOs may participate in our Employee Stock Purchase Plan, which is available to all our employees, pursuant to which they may purchase shares of our common stock at a discount to market prices (but within limits of Section 423 of the Internal Revenue Code). Additionally, our executive travel and expense policy sets forth guidelines for our NEOs with respect to reimbursable expenses and generally requires: (i) a business purpose for business meals reimbursed by the Company, and (ii) that personal aspects of business travel (other than incidental meals and other expenses) be paid by the executive.

Attributed costs of the personal benefits described above for the NEOs for the fiscal year ended December 31, 2022, if required to be disclosed, are included in the column captioned “All Other Compensation” of the “Summary Compensation Table” below.

Equity Grant Practices. The Company’s practice is to grant annual equity awards to eligible employees, including our NEOs, during the first quarter of the year. The grant date for the Company’s annual LTI award is approved by the Compensation Committee well in advance of the date of grant. In the event of grants related to new hires or other off-cycle awards, the grants are generally made on the first trading day of the month following approval of the award.

Stock Ownership Guidelines. All of our non-employee Directors, our CEO, and individuals holding a position of Senior Vice President or higher, are subject to stock ownership guidelines. The table below sets forth the 2022 stock ownership guidelines.

Stock Ownership Guidelines
Target Multiple (as a multiple of base salary or Director base retainer).	• Non-employee Directors: 5.0x • Chief Executive Officer: 5.0x • President and Executive Vice Presidents: 2.0x • Senior Vice Presidents: 1.0x

Awards that Count	• Shares owned outright (including shares for which delivery has been deferred) • Shares subject to vested and unvested time-based restricted stock and RSUs

Awards that do Not Count	• Vested and unvested stock options • Unearned performance equity awards

Time to Achieve	• Within 5 years of becoming subject to the guidelines

Each of Messrs. Barry, Harbaugh, Farrington, Sisitsky and Wolf are in compliance with our stock ownership guidelines. As further discussed below under “Director Compensation,” all of our non-employee Directors are also in compliance with our stock ownership guidelines.

Holding Periods on Employee Stock Purchase Plan (ESPP) Purchases. Shares purchased through the ESPP by eligible employees, including our NEOs, must be held for a minimum of six months. This policy applies to all ESPP purchases made after November 1, 2014 and is in addition to the share ownership guidelines described above.

Clawback Policy. Our Board has adopted the NuVasive Incentive Compensation Recoupment Policy, under which our Board has authority to recover excess executive officer incentive compensation cash and equity awards in the event of a material restatement of our financial statements. We believe that our strong financial controls provide a substantial safeguard against the risk of a financial restatement. However, if an extraordinary event were to occur and require a material restatement of the Company’s financial performance, the Compensation Committee is authorized to seek recovery of executive officer compensation achieved based upon any misstated financial information. In November 2022, the SEC issued final rulemaking that directed the listing exchanges, including the Nasdaq, to adopt rules requiring listed companies to implement a clawback policy that requires recovery of incentive compensation erroneously paid during the three completed fiscal years immediately preceding the date on which a listed company is required to prepare an accounting restatement to correct an error that is material to the listed company’s previously issued financial statements. In 2023, subject to the timing of the closing of the Merger with Globus Medical, the Company intends to amend its clawback policy to the extent required when such Nasdaq rulemaking regarding recoupment policies becomes effective.

Trading Controls and Anti-Hedging and Anti-Pledging Policies. Executive officers, including our NEOs, are required to pre-clear transactions in Company securities with the Company’s legal department. Generally, trading is permitted only during scheduled trading windows. Our NEOs may enter into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. These trading plans may be entered into only during an open trading window, must be approved by the Company’s legal department and must include a waiting period prior to commencement of trading under the plan. The NEO bears the full responsibility if he or she violates the Company policy by permitting shares to be bought or sold without pre-clearance or when trading is restricted.

In addition, the Company prohibits its Directors, officers and other employees from (i) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of equity securities, or (ii) otherwise engage in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of equity securities that are granted to an employee or Director as compensation (or any designee of such employee or Director) or held, directly or indirectly by, an employee or Director. Further, the Company prohibits its Directors, officers and other employees from pledging Company securities as collateral for margin loans.

Excise Tax Gross-Up Plan Adopted in Connection with our Proposed Merger with Globus Medical. In connection with entering into the Merger Agreement, on February 8, 2023, the Compensation Committee adopted the NuVasive, Inc. Excise Tax Gross-Up Plan (the “Gross-Up Plan”), to provide each executive officer with the right to receive a gross-up payment in the event that any payments or benefits provided to such executive officer in connection with the Merger become subject to the excise tax pursuant to Section 4999 of the Internal Revenue Code. The payments would generally place each participant in the same after-tax position that they would have been in if the excise tax did not apply to such executive officer, subject to an aggregate $4 million cap on the total amount of gross-up payments that may be made to participants under the Gross-Up Plan. Notwithstanding the foregoing, to the extent a participant’s payments or benefits exceed his applicable Section 280G safe harbor amount by 10% or less, the participant will instead receive a reduction of payments and benefits to the extent necessary to cause the payments not to become subject to the excise tax. The Gross Up-Plan was adopted solely in connection with the Merger and therefore will automatically terminate if the Merger Agreement is terminated without the consummation of the Merger.

Annual Risk Assessment. The Compensation Committee oversees an annual risk assessment of the Company’s compensation programs to determine whether such programs are reasonably likely to have a material adverse effect on the Company. For 2022, the Compensation Committee concluded that compensation programs were appropriately balanced to mitigate compensation-related risk with cash and stock elements, financial and non-financial goals, formal goals and discretion, and short-term and long-term rewards. The Company also has policies to mitigate compensation-related risk, including stock ownership guidelines, clawback provisions and prohibitions on employee pledging and hedging activities. Furthermore, the Compensation Committee believes the Company’s policies on ethics and compliance along with its internal controls also mitigate against unnecessary or excessive risk taking.

Employment Letters

Letter Agreement (J. Christopher Barry). During 2018, the Board undertook a comprehensive leadership development and succession planning process to identify the right leader to take NuVasive into the next phase of growth. After a robust and competitive process, the Board named Mr. Barry as CEO. On October 16, 2018, the Company entered into a Letter Agreement (the “Barry Agreement”) with Mr. Barry to serve as the Company’s CEO. The Barry Agreement set out certain terms of Mr. Barry’s new hire employment package, including an initial annual base salary of $800,000 and a bonus target opportunity for 2019 equal to 125% of base salary. The Barry Agreement also provided for eligibility for 2019 LTI awards with an aggregate grant date value of $4,000,000. In addition, the Barry Agreement provided for a one-time cash award of $500,000 which was payable in April 2019 and a one-time new hire LTI award with an aggregate grant date value of $4,500,000, both of which were intended to replace a portion of the value of short- and long-term incentive awards that Mr. Barry forfeited upon leaving his former employer to join the Company. The one-time LTI award was granted on November 5, 2018 and was comprised of (i) $2,000,000 of RSUs subject to two-year ratable vesting on each of the first and second anniversaries of the date of grant and (ii) $2,500,000 of PRSUs subject to cliff vesting on the third anniversary of the date of grant. Upon vesting, the PRSUs provided for payout between 0%-100% of the target number of shares subject thereto based on the level of year-over-year improvement in the Company’s non-GAAP diluted earnings per share (EPS) during the three-year performance period, as calculated for the 12-month period ended on September 30 of each year. The Compensation Committee reviewed the Company’s financial performance relative to the goals established for the award and approved the payout of the PRSUs at 66.66% of target, equal to 29,904 shares, which vested on November 5, 2021. Vesting of the PRSUs and RSUs were subject to Mr. Barry’s continued service with the Company and compliance with the terms of the grant agreements and the Company’s 2014 Equity Incentive Plan. The Barry Agreement also provides for standard relocation benefits, severance benefits, health and welfare benefits, and other benefits afforded to the Company’s employees and executives. The cash award and relocation benefits were subject to a benefits repayment obligation in the event of Mr. Barry’s voluntary termination other than for “good reason” or termination by the Company for “cause” prior to November 5, 2020. If such a termination event occurred during the first 12 months of employment, Mr. Barry would have been obligated to repay 100% of such benefits, and if such a termination event occurred during the second 12 months of employment, Mr. Barry would have been obligated to repay 50% of such benefits. The foregoing information is a summary of select terms from agreements entered into with Mr. Barry, is not complete, and is qualified in its entirety by reference to the pertinent text of the pertinent agreements, copies of which have been filed with the SEC in Current Reports on Form 8-K or an exhibit to the respective Quarterly Filing on Form 10-Q, as appropriate.

Letter Agreement (Matthew K. Harbaugh). On December 27, 2019, the Company entered into a letter agreement (the “Harbaugh Agreement”) with Mr. Harbaugh with respect to his employment, compensation and benefits as Executive Vice President, Chief Financial Officer. Mr. Harbaugh’s initial base salary was set at $525,000 annually, with eligibility to receive an annual bonus payment for 2020 at a target level of $472,500 (90% of base salary). Mr. Harbaugh received a one-time LTI award, granted on January 2, 2020, comprised of RSUs with an aggregate grant date value of $100,000 and subject to cliff vesting on January 1, 2023. The Harbaugh Agreement also provided that Mr. Harbaugh would be eligible for a 2020 annual LTI award with a grant date target value of $1,600,000. The Harbaugh Agreement also provides for other health, welfare, relocation and financial benefits provided to Company executives, including participation in the Company’s Amended and Restated Executive Severance Plan. The foregoing information is a summary of select terms from agreements entered into with Mr. Harbaugh, is not complete, and is qualified in its entirety by reference to the pertinent text of the pertinent agreements, copies of which have been filed with the SEC in Current Reports on Form 8-K or an exhibit to the respective Quarterly Filing on Form 10-Q, as appropriate.

Letter Agreement (Massimo Calafiore). On October 14, 2020, the Company entered into a letter agreement (the “Calafiore Agreement”) with Mr. Calafiore in connection with his promotion to the role of Executive Vice President, Global Business Units. Through October 14, 2020, Mr. Calafiore served as the Company’s Senior Vice President, Spine Business Unit. The Calafiore Agreement provided that Mr. Calafiore’s base salary would remain $420,000 per year for the remainder of 2020 (subject to review in 2021), but that his target bonus opportunity would be increased from 60% of base salary to 75% of base salary (with Mr. Calafiore’s bonus opportunity for 2020 pro-rated based on the length of time in each role). In addition, the Calafiore Agreement provided that for 2021, Mr. Calafiore’s annual LTI award target would be $900,000, compared to $650,000 for 2020. The Calafiore Agreement also provided for continued eligibility for other Company benefits, including increased change in control benefits as an Executive Vice President, as discussed further below. The Calafiore Agreement was not amended when Mr. Calafiore assumed the role of Chief Commercial Officer in September 2021. On August 8, 2022, Mr. Calafiore notified the Company that he was voluntarily resigning to become the chief executive officer of a privately-held orthopedics technology company and his resignation was effective as of August 31, 2022.

Executive Severance Plan

The Company maintains the NuVasive, Inc. Amended and Restated Executive Severance Plan, as amended (the “Executive Severance Plan”), which is designed to cover the CEO and all of the Company’s other NEOs (as well as certain other executives as designated by the Compensation Committee). The Executive Severance Plan provides certain severance benefits upon an involuntary termination of employment by the Company that is not for cause (as defined in the Executive Severance Plan), including in the event of a position elimination. Executive Severance Plan benefits are not provided in the event of termination of employment due to retirement, death or disability. Furthermore, no benefits are provided under the Executive Severance Plan in any situation in which the executive is provided with severance benefits under any change in control agreement in connection with such a transaction.

Pursuant to the Executive Severance Plan, benefits for plan-participating executives, other than our CEO, consist of customary outplacement assistance and a cash payment equal to the sum of (i) the executive’s annual base salary and (ii) the after-tax cost of health benefits for a period of one year from the date of termination of employment. Severance benefits also include a pro-rata annual bonus payment for the year in which termination of employment occurs (based on service from the beginning of the year until the date of termination of employment) based on the lesser of his/her annual incentive bonus target for the year in which the termination of employment occurs or actual performance for the relevant performance period. The Executive Severance Plan provides benefits specific to the CEO that include customary outplacement assistance and a cash severance payment equal to the sum of: (i) two times the sum of his/her annual base salary and annual target incentive bonus in effect for the calendar year in which the termination of employment occurs and (ii) the after-tax cost of health benefits for a period of two years from the date of termination of employment. Severance benefits also include a pro rata annual bonus payment for the year in which termination of employment occurs (based on service from the beginning of the year until the date of termination of employment) based on actual performance for the relevant performance period. All severance benefits under the Executive Severance Plan are conditioned upon the executive providing an effective release of claims against the Company.

The specific amounts of compensation payable to each NEO upon the occurrence of different potential employment termination events are shown in the tables below under the caption “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Change in Control Arrangements

We believe that severance protection for our executives following a change in control provides several important benefits to us:

•	It permits an executive to evaluate a potential change in control while relatively free of concern for the executive’s own situation or the need to seek employment elsewhere;

•

Change in control transactions take time to unfold, and a stable management team can help preserve our operations either to enhance the value delivered to a buyer in the transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption; and

•

Change in control protections encourage management to consider, on an ongoing basis, whether a strategic transaction might be advantageous to our stockholders, even one that would vest control of the Company in a third party.

The Company has entered into a change in control agreement (the “Change in Control Agreement”) with the CEO and the Company’s other NEOs (as well as certain other executives as designated by the Compensation Committee). Additionally, in connection with the Merger Agreement, the Compensation Committee adopted the Gross-Up Plan as further described above.

The Change in Control Agreement requires a “double-trigger” for the executive to be eligible for benefits under the agreement. First, there must be a change in control of the Company (as defined in the Change in Control Agreement). Second, the executive’s employment must be involuntarily terminated by the Company for reasons other than death, disability or cause (as defined in the Change in Control Agreement) or by the executive for good reason (as defined in the Change in Control Agreement) either in contemplation of the change in control or within a period of 24 months following the change in control.

The benefits for the NEOs under the Change in Control Agreement consist of (i) a lump-sum cash severance payment; (ii) full vesting of all Company equity and LTI awards granted to the executive to the extent vesting is based on service with the Company; and (iii) the right to exercise all outstanding stock options or stock appreciation rights until the later of 24 months following the executive officer’s separation from service or such later date as may be applicable under the terms of the award agreement, but by no later than the end of the maximum full term of the award; provided, however, that, if any stock option or stock appreciation right is cashed-out in connection with a change in control, the executive officer will receive a lump-sum cash payment equal to the time value of the right to exercise those awards for that period (based on the Black Scholes option pricing model). As of December 31, 2022, the Change in Control Agreement with each of Messrs. Barry and Harbaugh, provided for lump-sum cash severance payments equal to the sum of (A) two times the sum of the executive’s annual base salary plus the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment; (B) a pro rata portion (based on the number of full and partial months in the calendar year prior to the executive’s termination date but not exceeding six months’ worth) of the highest grant date fair value of the long-term cash and/or equity awards granted to the executive over the three calendar year period prior to the calendar year of the termination of employment; (C) the after-tax cost of continued

participation in the Company’s benefit plans for a period of 24 months; and (D) a pro rata portion (based on the number of full and partial months in the calendar year prior to the executive’s termination date) of the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment. For Messrs. Farrington, Sisitsky and Wolf, the lump-sum cash severance payment is equal to the sum of (A) 1.5 times the sum of the executive’s annual base salary plus the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment; (B) the after-tax cost of continued participation in the Company’s benefit plans for a period of 24 months; and (C) a pro rata portion (based on the number of full and partial months in the calendar year prior to the executive’s termination date) of the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment.

The specific amounts of compensation, if any, payable to each applicable NEO upon a qualifying termination in connection with a change in control are shown in the tables below under the caption “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

For details regarding any amounts payable to our NEOs if the proposed transaction with Globus Medical is completed, please refer to the Definitive Merger Proxy Statement on Schedule 14A filed with the SEC on March 28, 2023.

Effect of Tax and Accounting Considerations on Compensation Design

Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), historically limited the deductibility by the Company of compensation paid to certain executive officers that did not qualify as “performance-based” to more than $1,000,000 paid in any one year. As a result of the U.S federal tax law reforms adopted in December 2017, the exemption from the Section 162(m) deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1,000,000 is not deductible for tax purposes unless it qualifies for transition relief applicable to certain “grandfathered” arrangements in place as of November 2, 2017.

In the past, the Compensation Committee generally sought to structure performance-based compensation for our covered employees in a manner that complies with Section 162(m) in order to provide for the deductibility, or grandfathered status, of such compensation to the extent possible. As of March 31, 2023, there are no unvested grandfathered arrangements outstanding. The Compensation Committee generally will continue to emphasize performance-based compensation, even though it may no longer be deductible.

While the Compensation Committee considers the tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program and the best interests of the Company and its stockholders which may include providing for compensation that is not deductible by NuVasive for tax purposes.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on these reviews and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

Daniel J. Wolterman (Chair)

Robert F. Friel

Amy Belt Raimundo

The preceding “Compensation Committee Report” shall not be deemed to be “soliciting material” or “filed” with the SEC, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference into such filing.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2022, the following individuals served as members of the Compensation Committee: Daniel J. Wolterman (Chair), Robert F. Friel, Siddhartha C. Kadia, Ph.D., Amy Belt Raimundo, and Donald J. Rosenberg, Esq. At the time of their service as a member of the Compensation Committee, each of the foregoing individuals was a non-employee Director. No member of the Compensation Committee had a relationship that would constitute an interlocking relationship as defined by SEC rules for the fiscal year ended December 31, 2022.

Executive Compensation

The following provides tabular disclosure regarding the compensation of our NEOs, including information regarding their equity awards and potential payments they could receive upon termination of employment or upon a change in control of NuVasive. We also include below information about the ratio of CEO compensation to the compensation of our “median employee”.

2022 Summary Compensation Table

The following table shows for the annual periods ended December 31, 2022, 2021 and 2020, information concerning compensation awarded to, paid to, or earned by, the NEOs listed below. In accordance with the rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from this table.

Name and Principal Position(1)	Year	Salary(2)($)	Bonus ($)	Stock Awards(3)($)	Non-Equity Incentive Plan Compensation(4)($)	All Other Compensation(5)($)	Total(6) ($)
J. Christopher Barry(7) CEO	2022	$896,635	—	$5,000,093	$2,157,750	$22,617	$8,077,095
	2021	$874,904	—	$4,700,005	$2,035,000	$22,341	$7,632,250
	2020	$735,462	—	$3,375,088	$690,625	$17,831	$4,819,006
Matthew K. Harbaugh EVP, CFO	2022	$548,048	—	$1,600,087	$804,200	$18,180	$2,970,515
	2021	$536,106	—	$1,650,089	$385,560	$17,722	$2,589,477
	2020	$476,336	—	$1,300,057	$330,743	$209,477	$2,316,613
Michael Farrington(8) SVP, People and Culture	2022	$327,115	$50,000	$400,103	$239,129	$10,216	$1,026,563
Nathaniel B. Sisitsky SVP, General Counsel	2022	$414,000	—	$700,017	$409,052	$19,792	$1,542,861
	2021	$401,754	—	$725,075	$366,878	$19,299	$1,513,006
	2020	$364,825	—	$525,040	$210,949	$19,162	$1,119,976
Dale Wolf(9) SVP, Global Operations	2022	$402,843	—	$700,017	$360,168	$19,585	$1,482,613
	2021	$385,442	—	$700,098	$274,680	$19,043	$1,379,263
Massimo Calafiore(10) Former Chief Commercial Officer (through Aug. 31)	2022	$329,327	—	$1,200,092	$—	$19,219	$1,548,638
	2021	$469,212	—	$900,038	$473,500	$57,614	$1,900,364
	2020	$423,231	$215,000	$487,631	$295,063	$9,622	$1,430,547

(1)	As discussed above in the Compensation Discussion and Analysis (“CD&A”), Mr. Calafiore ceased to serve as an executive officer as of August 31, 2022.

(2)

Salary reflects actual salary earned. Salary levels are adjusted annually, typically in February or March. Accordingly, any salary levels listed in the CD&A may not match amounts actually paid during the course of the year. For Messrs. Barry, Harbaugh and Sisitsky, amounts for 2020 reflect voluntary and temporary pay reductions in base salary in light of the COVID-19 pandemic and its impact on the Company’s business and industry.

(3)

Stock awards consist of restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”), as further described in the Grants of Plan-Based Awards Table. The amounts listed represent the grant date valuation of the awards computed in accordance with the FASB ASC Topic 718 rather than an amount paid to or realized by the NEO. As described in the CD&A under the heading “2022 Long-Term Incentive Awards – Annual Grant,” each NEO received an annual long-term incentive (“LTI”) award comprised 50% of RSUs and 50% of PRSUs. The PRSU values included above are based on the target number of shares subject to the PRSU awards. If the highest level of performance conditions are achieved, the PRSU values based on the maximum number of shares issuable to each NEO for 2022 are as follows: Mr. Barry – $5,000,093, Mr. Harbaugh – $1,600,087, Mr. Farrington – $400,103, Mr. Sisitsky – $700,017, Mr. Wolf – $700,017, and Mr. Calafiore – $1,200,092. For more information on how stock awards are valued, see Note 8 in the Notes to Consolidated Financial Statements contained in the Original 10-K.

(4)

Amounts in this column reflect performance cash bonuses paid under the Annual Performance Bonus Plan as further described above in the CD&A. For 2022, amounts also include payments earned pursuant to performance cash awards granted on March 1, 2020 and subject to vesting and payment on March 1, 2023 based on performance relative to revenue growth targets for 2020-2022, as follows: Mr. Barry – $1,426,500, Mr. Harbaugh – $507,200, Mr. Farrington – $79,250, Mr. Sisitsky – $221,900, and Mr. Wolf – $190,200. These performance cash awards are described in the CD&A under the heading “Vesting and Payout of Prior Performance-Based Long-Term Incentive Awards.”

(5)

Amounts in this column represent matching contributions to our 401(k) plan and health savings accounts made on behalf of our NEOs, income imputed to the NEO under the Company’s life insurance program, and other compensation described below in these footnotes. For 2022, amounts in this column also reflect expenses associated with executive financial and tax planning services for Messrs. Barry, Harbaugh, Sisitsky, Wolf, and Calafiore and expenses associated with annual physical examinations for Messrs. Sisitsky, Wolf, and Calafiore. For 2022, amounts in this column associated with matching contributions to our 401(k) plan for each NEO are as follows: Mr. Barry – $10,250, Mr. Harbaugh – $12,200, Mr. Farrington – $5,654, Mr. Sisitsky – $10,250, Mr. Wolf – $10,250, and Mr. Calafiore – $10,250.

(6)	Amounts in this column may not equal the sum of the amounts in each other column due to rounding.

(7)	In addition to the items noted in footnote 5 above, “All Other Compensation” in 2022 for Mr. Barry includes $3,887 in non-taxable benefits related to spousal travel to attend business functions.

(8)

Mr. Farrington was not a NEO prior to 2022. Bonus in 2022 reflects a retention cash bonus award granted to Mr. Farrington in 2021 that was earned and paid in October 2022. In addition to the items noted in footnote 5 above, “All Other Compensation” in 2022 for Mr. Farrington includes $2,925 in non-taxable benefits related to spousal travel to attend business functions.

(9)

Mr. Wolf was not a NEO prior to 2021. For Mr. Wolf, “Non-Equity Incentive Compensation” in 2021 includes $18,768 deferred pursuant to the NuVasive, Inc. Deferred Compensation Plan. Mr. Wolf elected not to defer any compensation during 2022. In addition to the items noted in footnote 5 above, “All Other Compensation” in 2022 for Mr. Wolf includes $850 in non-taxable benefits related to spousal travel to attend business functions.

(10)

For Mr. Calafiore, Bonus in 2020 reflects a bonus award granted to Mr. Calafiore in 2017 that was earned and paid in May 2020. The bonus award was granted as part of Mr. Calafiore’s new hire package when he joined the Company in 2017. In addition to the items noted in footnote 4 above, “All Other Compensation” in 2022 for Mr. Calafiore includes $444 in non-taxable benefits related to spousal travel to attend business functions.

CEO Pay Ratio

Under rules promulgated by the SEC, companies are required to disclose the ratio of CEO compensation to the compensation of their “median employee”. As permitted by SEC rules, we identified our median employee using “annualized cash compensation,” which includes:

•	annualized base pay (which was calculated for both hourly or salaried employee based on the employee’s standard annual work hours, determined as of our December 31, 2022 determination date),

•	annualized target cash incentives (excluding commissions), and

•	actual commissions earned in 2022.

As we do not employ a material seasonal workforce only employees employed on the determination date are used to determine the median employee. Additionally, for annualized base pay and annualized target cash incentives, only the values in effect as of the determination date are utilized to determine the median employee. We do not believe this assumption has a material impact on the median employee identified or the resulting CEO pay ratio. For all compensation paid in currencies other than the U.S. Dollar, all values were converted to the U.S. Dollar using foreign currency exchange rates on December 31, 2022.

After identifying our median employee, we then calculated compensation for such median employee using the same methodology used to calculate compensation for our NEOs as reported in the 2022 Summary Compensation Table (the “SCT”) on page 25. On the SCT basis, the annual total compensation for the median employee for the 2022 fiscal year was $68,396. The median employee identified did not receive any stock-based compensation during the 2022 fiscal year.

•	The CEO’s annual total compensation for 2022, calculated as discussed above, was $8,077,095.

•	The resulting ratio of CEO pay to NuVasive’s median employee pay is 118:1.

Grants of Plan-Based Awards for 2022

The following table sets forth information regarding grants of LTI awards and potential cash payments made to our NEOs during the fiscal year ended December 31, 2022.

Name	Grant Date	Grant Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(3)($)
			Threshold($)(4)	Target($)(5)	Maximum($)(6)	Threshold(#)	Target(#)	Maximum(#)
J. Christopher Barry
- 2022 Annual Performance Bonus	—	—	$3,375	$1,125,000	$2,250,000	—	—	—	—	—
- 2022 Performance RSUs(7)	3/1/2022	2/10/2022	—	—	—	153	45,864	91,728	—	$2,500,047
- 2022 RSUs(8)	3/1/2022	2/10/2022	—	—	—	—	—	—	45,864	$2,500,047
Matthew K. Harbaugh
- 2022 Annual Performance Bonus	—	—	$1,446	$481,950	$ 963,900	—	—	—	—	—
- 2022 Performance RSUs(7)	3/1/2022	2/10/2022	—	—	—	49	14,677	29,354	—	$800,043
- 2022 RSUs(8)	3/1/2022	2/10/2022	—	—	—	—	—	—	14,677	$800,043
Michael Farrington
- 2022 Annual Performance Bonus	—	—	$630	$210,000	$ 420,000	—	—	—	—	—
- 2022 Performance RSUs(7)	3/1/2022	2/10/2022	—	—	—	12	3,670	7,340	—	$200,052
- 2022 RSUs(8)	3/1/2022	2/10/2022	—	—	—	—	—	—	3,670	$200,052
Nathaniel B. Sisitsky
- 2022 Annual Performance Bonus	—	—	$749	$249,536	$ 499,072	—	—	—	—	—
- 2022 Performance RSUs(7)	3/1/2022	2/10/2022	—	—	—	21	6,421	12,842	—	$350,009
- 2022 RSUs(8)	3/1/2022	2/10/2022	—	—	—	—	—	—	6,421	$350,009
Dale Wolf
- 2022 Annual Performance Bonus	—	—	$728	$242,811	$ 485,622	—	—	—	—	—
- 2022 Performance RSUs(7)	3/1/2022	2/10/2022	—	—	—	21	6,421	12,842	—	$350,009
- 2022 RSUs(8)	3/1/2022	2/10/2022	—	—	—	—	—	—	6,421	$350,009
Massimo Calafiore
- 2022 Annual Performance Bonus	—	—	$1,125	$375,000	$ 750,000	—	—	—	—	—
- 2022 Performance RSUs(7)	3/1/2022	2/10/2022	—	—	—	37	11,008	22,016	—	$600,046
- 2022 RSUs(8)	3/1/2022	2/10/2022	—	—	—	—	—	—	11,008	$600,046

(1)

Represents the hypothetical payments possible under our NEOs’ respective non-equity bonus awards. 2022 Annual Performance Bonus reflects potential cash payments under the 2022 Annual Performance Bonus Plan; the amounts actually paid to our NEOs for 2022 are set forth above in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.” The 2022 Annual Performance Bonus Plan awards are subject to financial performance conditions based on net sales growth and improvement in non-GAAP operating margin, as determined for fiscal year 2022, and the achievement of selected strategic objectives, as described further in the CD&A. The weighting of each performance measure is as follows: 35% – 2022 net sales performance; 35% – 2022 non-GAAP operating margin performance; and 30% – achievement of strategic objectives.

(2)

Represents the hypothetical payments possible under our NEOs’ respective equity incentive awards as described in the CD&A under the heading “2022 Long-Term Incentive Awards—Annual Grant.” As described in the CD&A, each NEO received a 2022 annual LTI award comprised 50% of RSUs and 50% PRSUs.

(3)

The amounts represent the grant date valuation at target of the awards computed in accordance with the FASB ASC Topic 718. For more information, see Note 8 in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K filed with the SEC on February 22, 2023.

(4)

The threshold payment under the 2022 Annual Performance Bonus Plan is based upon 1% achievement of the strategic objectives and failing to achieve the minimum threshold targets for net sales growth and improvement in non-GAAP operating margin for each of the financial performance conditions. Under this scenario and assuming the NEOs’ individual goals were achieved, our NEOs would earn 0.3% of their respective Target bonus payment. If minimum performance levels are not achieved, payout could be zero.

(5)	The target bonus payment under the 2022 Annual Performance Bonus Plan is set as a percentage of the NEOs’ salary as discussed in the CD&A under the heading “2022 Annual Performance Bonus.”

(6)

The maximum payment under the 2022 Annual Performance Bonus Plan is based upon 110.0% or greater achievement of the net sales goal and 112.7% or greater achievement of the non-GAAP operating margin goal and 200% achievement of the strategic objectives. Under this scenario and assuming the NEOs individual goals were achieved, our NEOs would earn 200% of their respective target bonus payment.

(7)

The Performance RSUs granted as part of the 2022 annual LTI award to our NEOs and other executive officers are subject to performance conditions based on the level of year-over-year net sales growth during the three-year performance period ending as of December 31, 2024, with cliff vesting in 2025. Each fiscal year during the three-year performance period is weighted 33.33%. The threshold payment is based upon 0.05% net sales growth achieved for only a single year, resulting in our NEOs earning 0.33% of their respective target grant of PRSUs. The target is based upon 10.0% net sales growth achieved for the year ended December 31, 2022 and then 5.0% net sales growth achieved year-over-year for each of the fiscal years ending December 31, 2023 and December 31, 2024, resulting in our NEOs earning 100% of their respective target grant of PRSUs. The maximum is based upon 15.0% net sales growth achieved for the year ended December 31, 2022, 10.0% net sales growth achieved year-over-year for each of the fiscal years ending December 31, 2023 and December 31, 2024, and non-GAAP operating margin for the year ending December 31, 2024 being equal to or greater than non-GAAP operating margin for the year ending December 31, 2021, resulting in our NEOs earning 200% of their respective target grant of PRSUs. If minimum performance levels are not achieved, payout could be zero.

(8)	The RSUs granted as part of the 2022 annual LTI award to our NEOs and other executive officers are subject to time-based vesting, with cliff vesting on March 1, 2025.

Outstanding Equity Awards

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2022.

	Option Awards				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares (#) or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares (#), Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
J. Christopher Barry	—	—	—	—	118,347	(3)	$4,880,630	101,205	(4)	$4,173,694
Matthew K. Harbaugh	—	—	—	—	41,564	(5)	$1,714,099	34,183	(6)	$1,409,707
Michael Farrington	—	—	—	—	10,745	(7)	$443,124	6,574	(8)	$271,112
Nathaniel B. Sisitsky	—	—	—	—	17,647	(9)	$727,762	14,981	(10)	$617,816
Dale Wolf	—	—	—	—	16,683	(11)	$688,007	14,397	(12)	$593,732
Massimo Calafiore (13)	—	—	—	—	—		—	—		—

(1)	Information regarding potential acceleration of certain equity awards for the NEOs is provided under the heading “Potential Payments Upon Termination or Change in Control” below.

(2)

Computed by multiplying the number of shares underlying an RSU award or the target number of shares underlying a PRSU award by $41.24, the closing market price of our common stock as of December 31, 2022.

(3)

Represents RSUs, as follows: (i) 34,284 RSUs granted on March 2, 2020, which are subject to time-based vesting on March 1, 2023; (ii) 38,199 RSUs granted on March 1, 2021, which are subject to time-based vesting on March 1, 2024; and (iii) 45,864 RSUs granted on March 1, 2022, which are subject to time-based vesting on March 1, 2025.

(4)

Represents PRSUs granted subject to multi-year performance conditions that have not yet been met, as follows: (i) 38,199 PRSUs granted on March 1, 2021, which are subject to vesting on March 1, 2024, subject to performance conditions over fiscal years 2021-2023; and (ii) 45,864 PRSUs granted on March 1, 2022, which are subject to vesting on March 1, 2025, subject to performance conditions over fiscal years 2022-2024. Also includes 17,142 PRSUs granted on March 2, 2020, which are subject to vesting on March 1, 2023, subject to performance conditions over fiscal years 2020-2022. As of December 31, 2022, the performance conditions had not yet been certified for these PRSUs. On February 2, 2023 the Compensation Committee determined that the minimum performance conditions for these PRSUs were not achieved and 100% of these PRSUs were forfeited.

(5)

Represents RSUs, as follows: (i) 1,286 RSUs granted on January 2, 2020, which are subject to time-based vesting on January 1, 2023; (ii) 12,190 RSUs granted on March 2, 2020, which are subject to time-based vesting on March 1, 2023; (iii) 13,411 RSUs granted on March 1, 2021, which are subject to time-based vesting on March 1, 2024; and (iv) 14,677 RSUs granted on March 1, 2022, which are subject to time-based vesting on March 1, 2025.

(6)

Represents PRSUs granted subject to multi-year performance conditions that have not yet been met, as follows: (i) 13,411 PRSUs granted on March 1, 2021, which are subject to vesting on March 1, 2024, subject to performance conditions over fiscal years 2021-2023; and (ii) 14,677 PRSUs granted on March 1, 2022, which are subject to vesting on March 1, 2025, subject to performance conditions over fiscal years 2022-2024. Also includes 6,095 PRSUs granted on March 2, 2020, which are subject to vesting on March 1, 2023, subject to performance conditions over fiscal years 2020-2022. As of December 31, 2022, the performance conditions had not yet been certified for these PRSUs. On February 2, 2023 the Compensation Committee determined that the minimum performance conditions for these PRSUs were not achieved and 100% of these PRSUs were forfeited.

(7)

Represents RSUs, as follows: (i) 1,905 RSUs granted on March 2, 2020, which are subject to time-based vesting on March 1, 2023; (ii) 1,951 RSUs granted on March 1, 2021, which are subject to time-based vesting on March 1, 2024; (iii) 3,219 RSUs granted on September 1, 2021, which are subject to time-based vesting on September 1, 2024; and (iv) 3,670 RSUs granted on March 1, 2022, which are subject to time-based vesting on March 1, 2025.

(8)

Represents PRSUs granted subject to multi-year performance conditions that have not yet been met, as follows: (i) 1,951 PRSUs granted on March 1, 2021, which are subject to vesting on March 1, 2024, subject to performance conditions over fiscal years 2021-2023; and (ii) 3,670 PRSUs granted on March 1, 2022, which are subject to vesting on March 1, 2025, subject to performance conditions over fiscal years 2022-2024. Also includes 953 PRSUs granted on March 2, 2020, which are subject to vesting on March 1, 2023, subject to performance conditions over fiscal years 2020-2022. As of December 31, 2022, the performance conditions had not yet been certified for these PRSUs. On February 2, 2023 the Compensation Committee determined that the minimum performance conditions for these PRSUs were not achieved and 100% of these PRSUs were forfeited.

(9)

Represents RSUs, as follows: (i) 5,333 RSUs granted on March 2, 2020, which are subject to time-based vesting on March 1, 2023; (ii) 5,893 RSUs granted on March 1, 2021, which are subject to time-based vesting on March 1, 2024; and (iii) 6,421 RSUs granted on March 1, 2022, which are subject to time-based vesting on March 1, 2025.

(10)

Represents PRSUs granted subject to multi-year performance conditions that have not yet been met, as follows: (i) 5,893 PRSUs granted on March 1, 2021, which are subject to vesting on March 1, 2024, subject to performance conditions over fiscal years 2021-2023; and (ii) 6,421 PRSUs granted on March 1, 2022, which are subject to vesting on March 1, 2025, subject to performance conditions over fiscal years 2022-2024. Also includes 2,667 PRSUs granted on March 2, 2020, which are subject to vesting on March 1, 2023, subject to performance conditions over fiscal years 2020-2022. As of December 31, 2022, the performance conditions had not yet been certified for these PRSUs. On February 2, 2023 the Compensation Committee determined that the minimum performance conditions for these PRSUs were not achieved and 100% of these PRSUs were forfeited.

(11)

Represents RSUs, as follows: (i) 4,572 RSUs granted on March 2, 2020, which are subject to time-based vesting on March 1, 2023; (ii) 5,690 RSUs granted on March 1, 2021, which are subject to time-based vesting on March 1, 2024; and (iii) 6,421 RSUs granted on March 1, 2022, which are subject to time-based vesting on March 1, 2025.

(12)

Represents PRSUs granted subject to multi-year performance conditions that have not yet been met, as follows: (i) 5,690 PRSUs granted on March 1, 2021, which are subject to vesting on March 1, 2024, subject to performance conditions over fiscal years 2021-2023; and (ii) 6,421 PRSUs granted on March 1, 2022, which are subject to vesting on March 1, 2025, subject to performance conditions over fiscal years 2022-2024. Also includes 2,286 PRSUs granted on March 2, 2020, which are subject to vesting on March 1, 2023, subject to performance conditions over fiscal years 2020-2022. As of December 31, 2022, the performance conditions had not yet been certified for these PRSUs. On February 2, 2023 the Compensation Committee determined that the minimum performance conditions for these PRSUs were not achieved and 100% of these PRSUs were forfeited.

(13)	Mr. Calafiore voluntarily separated employment as of August 31, 2022 and all unvested and/or unpaid LTI awards were forfeited and cancelled as of such date.

2022 Option Exercises and Stock Vested

The following table sets forth information regarding RSUs and PRSUs that vested during the fiscal year ended December 31, 2022. No options were exercised during the fiscal year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
J. Christopher Barry	—	—	53,523	$2,917,539
Matthew K. Harbaugh	—	—	—	—
Michael Farrington	—	—	3,212	$175,087
Nathaniel B. Sisitsky	—	—	8,029	$437,660
Dale Wolf	—	—	4,015	$218,858
Massimo Calafiore	—	—	8,699	$474,183

(1)	The value realized on vesting is determined by multiplying (i) the number of shares that vested during 2022, times (ii) the closing price of our common stock on Nasdaq on the applicable vesting date.

2022 Non-Qualified Deferred Compensation

Pursuant to the NuVasive, Inc. Deferred Compensation Plan, individuals holding a position of Vice President or higher, as well as non-employee members of the Board, may voluntarily elect to defer cash compensation prior to the year in which the compensation is earned. Eligible employee participants may defer up to 75% of base salary and/or up to 100% of their annual bonus into the Deferred Compensation Plan. Amounts deferred are credited to an unfunded account maintained by the Company on behalf of the participant, which account is deemed invested in and earns a rate of return based upon certain self-directed investment options offered under the Deferred Compensation Plan. Accounts under the Deferred Compensation Plan may also be credited with a discretionary Company contribution, although no such discretionary contribution was made for 2022 or at any other time since the Deferred Compensation Plan’s inception. Participant account balances under the Deferred Compensation Plan are paid by the Company upon the participant’s retirement or separation from service, or on other specified dates, in a lump sum form or in installments according to a schedule elected in advance by the participant. The following table sets forth certain information regarding the account balance for Mr. Wolf under the Deferred Compensation Plan, who was the only NEO who participated in the Deferred Compensation Plan during 2022:

Name	Executive Contributions in Last Fiscal Year(1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year(2)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year End(3)
Dale Wolf	—	—	$(22,449)	$30,594	$105,637

(1)	Mr. Wolf elected not to defer any compensation during 2022.

(2)

Represents net amounts debited from Mr. Wolf’s account in 2022 as a result of performance of the investment vehicles in which prior year deferrals were deemed invested. These amounts do not represent above-market earnings and thus are not reported in the Summary Compensation Table.

(3)	Aggregate balance includes deferrals under the NuVasive, Inc. Deferred Compensation Plan in 2019, 2020, and 2021.

Potential Payments Upon Termination or Change in Control

The following tables reflect estimates of the amounts which would be paid out to our NEOs upon an applicable termination event (with different scenarios outlined on a column-by-column basis). The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. For purposes of the tables below, an effective date of December 31, 2022 was used and the target award amount was used for performance-based awards with performance periods not yet completed.

The following table describes the potential payments upon termination of employment or change in control of NuVasive for J. Christopher Barry, NuVasive’s Chief Executive Officer, assuming an effective date of December 31, 2022:

Executive Benefits and Payments Upon Termination(1)	Voluntary Termination or Termination for “Cause”	Involuntary Termination Other than for “Cause”		Termination due to Death or Disability	Termination Following Change in Control (2)
Cash Severance	—	$4,781,250	(3)	$—	$8,800,047	(4)
LTI Award Acceleration (5)	—	—		$10,179,324	$10,179,324
Health Benefits (6)	—	$87,402		—	$87,402
Outplacement Services	—	$25,000		—	—
Total:	—	$4,893,652		$10,179,324	$19,066,773

(1)	Assumes the executive’s non LTI, cash compensation is as follows: base salary equal to $900,000 with annual incentive opportunity equal to 125% of base salary.

(2)

Based on (i) involuntary termination by the Company (other than for death, disability or “cause”) (ii) or termination by Mr. Barry for “good reason”, in each case within two years of a change in control.

(3)

As the CEO, Mr. Barry is eligible to receive a severance benefit equal to two times the sum of his annual base salary and target annual bonus, plus an additional amount with respect to the annual bonus for year of termination, payable based on actual performance for the relevant performance period and pro-rated for the length of service during such year.

(4)

Reflects a severance benefit in an amount equal to (i) two times the sum of the executive’s annual base salary plus the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment, (ii) a pro rata portion of the executive’s annual bonus for the year of termination, and (iii) a pro rata portion of the applicable prior LTI award, not to exceed 6/12ths.

(5)

Reflects acceleration of unvested RSU, PRSU and performance cash awards based on a Company stock price of $41.24 per share (the closing price as of December 31, 2022). Unvested performance-based awards are presented assuming they are paid out at target. Mr. Barry may also hold additional shares of Company stock.

(6)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 24 months.

The following table describes the potential payments upon termination or change in control of NuVasive for Matthew K. Harbaugh, NuVasive’s Executive Vice President, Chief Financial Officer, assuming an effective date of December 31, 2022.

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or Termination for “Cause”	Involuntary Termination Other than for “Cause”		Termination due to Death or Disability	Termination Following Change in Control (2)
Cash Severance	—	$847,000	(3)	—	$3,410,045	(4)
LTI Award Acceleration (5)	—	—		$3,523,806	$3,523,806
Health Benefits	—	$42,909	(6)	—	$87,535	(7)
Outplacement Services	—	$25,000		—	—
Total:	—	$914,909		$3,523,806	$7,021,386

(1)	Assumes the executive’s non LTI, cash compensation is as follows: base salary equal to $550,000 with annual incentive opportunity equal to 90% of base salary.

(2)

Based on (i) involuntary termination by the Company (other than for death, disability or “cause”) (ii) or termination by Mr. Harbaugh for “good reason”, in each case within two years of a change in control.

(3)

Reflects a severance benefit equal to one times the executive’s annual base salary plus an additional amount with respect to the annual bonus for year of termination, payable based on lesser of target or actual performance for the relevant performance period and pro-rated for the length of service during such year.

(4)

Reflects a severance benefit in an amount equal to (i) two times the sum of the executive’s annual base salary plus the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment, (ii) a pro rata portion of the executive’s annual bonus for the year of termination, and (iii) a pro rata portion of the annual LTI award, not to exceed 6/12ths.

(5)

Reflects acceleration of unvested RSU, PRSU and performance cash awards based on a Company stock price of $41.24 per share (the closing price as of December 31, 2022). Unvested performance-based awards are presented assuming they are paid out at target. Mr. Harbaugh may also hold additional shares of Company stock.

(6)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 12 months.

(7)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 24 months.

The following table describes the potential payments upon termination or change in control of NuVasive for Michael Farrington, NuVasive’s Senior Vice President, People and Culture, assuming an effective date of December 31, 2022:

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or Termination for “Cause”	Involuntary Termination Other than for “Cause”		Termination due to Death or Disability	Termination Following Change in Control (2)
Cash Severance	—	$509,879	(3)	—	$1,024,623	(4)
LTI Award Acceleration (5)	—	—		$776,736	$776,736
Health Benefits	—	$37,453	(6)	—	$76,404	(7)
Outplacement Services	—	$25,000		—	—
Total:	—	$572,332		$776,736	$1,877,763

(1)

Assumes the executive’s non LTI, cash compensation is as follows: base salary equal to $350,000 with annual incentive opportunity equal to 60% of base salary. Mr. Farrington’s eligible earnings for purposes of the 2022 Bonus Plan are prorated based on his salary increase from $325,000 to $350,000 in connection with his new role of Senior Vice President, People and Culture, effective September 5, 2022.

(2)

Based on (i) involuntary termination by the Company (other than for death, disability or “cause”) or (ii) termination by Mr. Farrington for “good reason”, in each case within two years of a change in control.

(3)

Reflects a severance benefit equal to one times the executive’s annual base salary plus an additional amount with respect to the annual bonus for year of termination, payable based on lesser of target or actual performance for the relevant performance period and pro-rated for the length of service during such year.

(4)

Reflects a severance benefit in an amount equal to (i) 1.5 times the sum of the executive’s annual base salary plus the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment, and (ii) a pro rata portion of the executive’s annual bonus for the year of termination.

(5)

Reflects acceleration of unvested RSU, PRSU and performance cash awards based on a Company stock price of $41.24 per share (the closing price on December 31, 2022). Unvested performance-based awards are presented assuming they are paid out at target. Mr. Farrington may also have vested Company stock options and/or hold additional shares of Company stock.

(6)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 12 months.

(7)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 24 months.

The following table describes the potential payments upon termination or change in control of NuVasive for Nathaniel B. Sisitsky, Esq., NuVasive’s Senior Vice President, General Counsel and Corporate Secretary, assuming an effective date of December 31, 2022:

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or Termination for “Cause”	Involuntary Termination Other than for “Cause”		Termination due to Death or Disability	Termination Following Change in Control (2)
Cash Severance	—	$603,045	(3)	—	$1,377,590	(4)
LTI Award Acceleration (5)	—	—		$1,520,579	$1,520,579
Health Benefits	—	$36,662	(6)	—	$74,791	(7)
Outplacement Services	—	$25,000		—	—
Total:	—	$664,707		$1,520,579	$2,972,960

(1)	Assumes the executive’s non LTI, cash compensation is as follows: base salary equal to $415,893 with annual incentive opportunity equal to 60% of base salary.

(2)

Based on (i) involuntary termination by the Company (other than for death, disability or “cause”) or (ii) termination by Mr. Sisitsky for “good reason”, in each case within two years of a change in control.

(3)

Reflects a severance benefit equal to one times the executive’s annual base salary plus an additional amount with respect to the annual bonus for year of termination, payable based on lesser of target or actual performance for the relevant performance period and pro-rated for the length of service during such year.

(4)

Reflects a severance benefit in an amount equal to (i) 1.5 times the sum of the executive’s annual base salary plus the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment, and (ii) a pro rata portion of the executive’s annual bonus for the year of termination.

(5)

Reflects acceleration of unvested RSU, PRSU and performance cash awards based on a Company stock price of $41.24 per share (the closing price on December 31, 2022). Unvested performance-based awards are presented assuming they are paid out at target. Mr. Sisitsky may also have vested Company stock options and/or hold additional shares of Company stock.

(6)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 12 months.

(7)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 24 months.

The following table describes the potential payments upon termination or change in control of NuVasive for Dale Wolf, NuVasive’s Senior Vice President, Global Operations, assuming an effective date of December 31, 2022:

Executive Benefits and Payments Upon Termination (1)	Voluntary Termination or Termination for “Cause”	Involuntary Termination Other than for “Cause”		Termination due to Death or Disability	Termination Following Change in Control (2)
Cash Severance	—	$574,653	(3)	—	$1,214,055	(4)
LTI Award Acceleration (5)	—	—		$1,431,739	$1,431,739
Health Benefits	—	$12,950	(6)	—	$26,418	(7)
Outplacement Services	—	$25,000		—	—
Total:	—	$612,603		$1,431,739	$2,672,212

(1)	Assumes the executive’s non LTI, cash compensation is as follows: base salary equal to $404,685 with annual incentive opportunity equal to 60% of base salary.

(2)

Based on (i) involuntary termination by the Company (other than for death, disability or “cause”) or (ii) termination by Mr. Wolf for “good reason”, in each case within two years of a change in control.

(3)

Reflects a severance benefit equal to one times the executive’s annual base salary plus an additional amount with respect to the annual bonus for year of termination, payable based on lesser of target or actual performance for the relevant performance period and pro-rated for the length of service during such year.

(4)

Reflects a severance benefit in an amount equal to (i) 1.5 times the sum of the executive’s annual base salary plus the greater of the executive’s target annual bonus for the year of termination or the highest of the three annual bonuses paid to the executive prior to the termination of employment, and (ii) a pro rata portion of the executive’s annual bonus for the year of termination.

(5)

Reflects acceleration of unvested RSU, PRSU and performance cash awards based on a Company stock price of $41.24 per share (the closing price as of December 31, 2022). Unvested performance-based awards are presented assuming they are paid out at target. Mr. Wolf may also have vested Company stock options and/or hold additional shares of Company stock.

(6)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 12 months.

(7)	The after-tax cost of continued participation in the Company’s benefit plans for a period of 24 months.

As discussed above in the CD&A, Massimo Calafiore, NuVasive’s former Executive Vice President, Global Commercial (through August 31, 2022) voluntarily resigned to become the chief executive officer of a privately-held orthopedics technology company and was no longer affiliated with the Company as of December 31, 2022. Accordingly, he did not receive any payments in connection with the termination of his employment and all unvested and/or unpaid LTI awards were forfeited and cancelled.

Director Compensation

The following discusses the compensation program and compensation paid to our Board of Directors.

Director Compensation Overview

NuVasive’s standard Director compensation program for non-employee Directors includes cash retainers (paid quarterly), pursuant to the Non-Employee Director Cash Compensation Plan, and an annual equity award, as set forth below.

Annual Cash Retainer
Board Member Retainer	$70,000
Board Chair*	$125,000
Lead Independent Director*	$25,000
Audit Committee Chair*	$20,000
Compensation Committee Chair*	$20,000
Nominating, Corporate Governance and Compliance Committee Chair*	$10,000

Annual Equity Award
Time-Based Restricted Stock Units	$190,000

*

Board Chair, Lead Independent Director, and Committee Chair retainers are in addition to the other retainers. We currently do not have a Lead Independent Director as Mr. Wolterman serves as Board Chair and is an independent Director, and our Board structure provides for a Lead Independent Director if the Board Chair is not an independent Director.

Cash Retainers. During 2022, we paid our Directors a cash retainer for their service as a Board member, plus additional retainers for service as Board Chair or Chair of a Board Committee. Non-employee Directors may defer all or a portion of their cash retainer into NuVasive’s Deferred Compensation Plan, a non-qualified defined contribution plan, as further described above.

Equity Awards. The compensation program for non-employee Directors includes an annual RSU award (with one-year cliff vesting), which is designed to align with each year of service on the Board. For continuing non-employee Directors, the annual RSU award is granted on the date of the annual meeting of stockholders. For newly-elected non-employee Directors, the annual RSU award is granted upon election to the Board, with a grant value pro-rated based on length of service prior to the next annual meeting of stockholders. In each case, the annual RSU award will vest on the earlier of the one-year anniversary of the grant date and the next annual meeting of stockholders.

All RSU awards granted to non-employee Directors are settled upon the earlier of (i) the Director’s separation from service within the meaning of IRS Code Section 409A (as defined in the equity plan governing the RSU), or (ii) immediately prior to the consummation of a change in ownership or effective control of the Company or a change in the ownership of a substantial portion of the assets of the Company within the meaning of IRS Code Section 409A; provided, however, that, the Directors have the option to make a deferral election for settlement of each RSU award on an earlier, specified date (no sooner than the vesting date).

Under our stock ownership guidelines, our non-employee Directors are required to hold a number of shares of the Company’s common stock with a value equal to five times the annual cash retainer for Board service paid to non-employee Directors. Each non-employee Director is required to achieve this ownership guideline within five years of becoming a non-employee Director. All of our non-employee Directors are in compliance with our stock ownership guidelines.

On February 8, 2023, we entered into the Merger Agreement with Globus Medical. For details regarding the impact the completion of the proposed transaction with Globus Medical would have on the unvested equity awards then held by our non-employee Directors, please refer to the Definitive Merger Proxy Statement on Schedule 14A filed with the SEC on March 28, 2023.

Director Compensation Table

The following table summarizes Director compensation during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Daniel J. Wolterman(4)	$215,000	$190,006	—	$405,006
Vickie L. Capps	$90,000	$190,006	—	$280,006
John A. DeFord, Ph.D.	$70,000	$190,006	—	$260,006
Robert F. Friel	$70,000	$190,006	—	$260,006
R. Scott Huennekens	$70,000	$190,006	—	$260,006
Siddhartha C. Kadia, Ph.D.	$70,000	$190,006	—	$260,006
Leslie V. Norwalk, Esq.	$80,000	$190,006	—	$270,006
Amy Belt Raimundo	$70,000	$190,006	—	$260,006
Donald J. Rosenberg, Esq. (5)	$35,000	—	—	$35,000

(1)

As discussed above, Mr. Barry joined NuVasive as CEO on November 5, 2018 and was also appointed by the Board to serve as a Director as of such date. As compensation information for Mr. Barry is included in the “Executive Compensation – 2022 Summary Compensation Table” above, these amounts are not separately provided in the Director Summary Compensation Table. Dr. DeFord, Mr. Friel, and Mr. Rosenberg each elected to defer 100% of their cash retainer for 2022 under NuVasive’s Deferred Compensation Plan.

(2)

Represents the grant date valuation of annual Director RSU awards computed in accordance with the FASB ASC Topic 718. The value of RSUs is based on the stock price on the date of grant. For more information on how this amount is calculated, see Note 8 in the Notes to Consolidated Financial Statements contained in the Original 10-K. For 2022, each of our Directors who were then serving received 3,788 RSUs on May 11, 2022, which are subject to vesting on the earlier of the one-year anniversary of the grant date and the next annual meeting of stockholders. No non-employee Director had any other unvested stock awards or option awards outstanding as of December 31, 2022.

(3)	None of our Directors received perquisites or other personal benefits in an amount in excess of $10,000.

(4)	Mr. Wolterman has served as Board Chair since May 18, 2021.

(5)	On May 11, 2022, Mr. Rosenberg retired from the Board when his term as a Director expired.

Appendix A

This Amendment includes information regarding our non-GAAP operating margin and non-GAAP diluted earnings per share, which are performance metrics in our executive compensation program. These non-GAAP financial measures are not calculated in accordance with GAAP and exclude amortization of intangible assets, business transition costs, purchased in-process research and development, non-cash purchase accounting adjustments, inventory charges associated with product withdrawals, certain foreign currency impacts and related items in connection with acquisitions, investments and divestitures, certain litigation expenses and settlements, certain European medical device regulation costs, gains and losses from strategic investments, and other significant one-time items. We believe the presentation of these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provides meaningful information regarding our operating performance for the reasons discussed in the Proxy Statement. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP, and may be different from non-GAAP measures used by other companies. Set forth below are reconciliations of the non-GAAP financial measures to the comparable GAAP financial measure.

For the Year Ended December 31, 2022

Reconciliation of GAAP to Non-GAAP Financial Measures

(Unaudited - in thousands, except per share data)

	Gross Profit	Operating Profit	Net Income	Diluted EPS[7]	Diluted WASO[8]
Reported GAAP	$865,435	$88,416	$40,407	$0.76	57,359

% of net sales	72.0%	7.4%
Non-cash purchase accounting adjustments on acquisitions[1]	557	557	557
Amortization of intangible assets		49,376	49,376
Litigation related expenses and settlements[2]		5,219	5,219
Business transition (benefit) costs[3]		(4,976)	(4,976)
European medical device regulation[4]		10,460	10,460
Net loss on strategic investments			2,837
Non-cash acquisition-related foreign currency impacts[5]			19,174
Tax effect of adjustments[6]			(19,111)

Adjusted Non-GAAP	$865,992	$149,052	$103,943	$1.98	52,535

% of net sales	72.0%	12.4%

(1)

Represents costs associated with non-cash purchase accounting adjustments, such as acquired inventory fair market value adjustments, which are amortized over the period in which underlying products are sold.

(2)	Represents expenses and settlements associated with certain ongoing litigation matters, including infringement of the Company’s intellectual property.

(3)

Costs related to acquisition, integration and business transition activities which include severance, relocation, consulting, leasehold exit costs, third party merger and acquisitions costs, contingent consideration fair value adjustments, and other costs directly associated with such activities.

(4)	Represents costs specific to updating our quality system, product labeling, asset write-offs and product remanufacturing to comply with European medical device regulation.

(5)	Represents non-cash adjustments to acquisition-related intercompany balances and contingent consideration liabilities held in a foreign currency.

(6)	Represents the impact from tax affecting the adjustments above at their statutory tax rate.

(7)	Reported GAAP diluted EPS is calculated using Net Income plus interest and debt issuance costs on senior convertible notes whose effect is dilutive, net of tax divided by diluted WASO.

(8)	Adjusted non-GAAP diluted WASO excludes the impact of dilutive convertible notes for which the Company is economically hedged through its anti-dilutive bond hedge arrangements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information regarding ownership of our common stock as of March 31, 2023, by (a) each person known to the Company to beneficially own more than 5% of the outstanding shares of our common stock, (b) each Director of the Company, (c) the Company’s Chief Executive Officer, Chief Financial Officer and each other NEO, and (d) all Directors and executive officers as a group.

We determined beneficial ownership under rules promulgated by the SEC, based on information obtained from questionnaires, Company records and filings with the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of March 31, 2023. For our Directors and executive officers, this includes shares subject to stock options, restricted stock units and/or performance restricted stock units that can be acquired (including as a result of expected vesting and/or delivery) within 60 days of March 31, 2023. All percentages are based on 52,348,291 shares of our common stock outstanding as of March 31, 2023. Except as noted below, each holder has sole voting and investment power with respect to all shares listed as beneficially owned by that holder.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock	Percent of Common Stock
Principal Stockholders
BlackRock, Inc. (2) 55 East 52nd Street, New York, NY 10055	9,100,878	17.4%
The Vanguard Group (3) 100 Vanguard Blvd., Malvern, PA 19355	6,236,112	11.9%
Thrivent Financial for Lutherans (4) 901 Marquette Avenue, Suite 2500, Minneapolis, MN 55402	3,219,514	6.2%
Directors (other than J. Christopher Barry)
Vickie L. Capps (5)(6)	28,846	*
John A. DeFord, Ph.D. (5)(6)	15,955	*
Robert F. Friel (5)(6)	26,307	*
R. Scott Huennekens (5)(6)	13,522	*
Siddhartha C. Kadia, Ph.D. (5)(6)	7,527	*
Leslie V. Norwalk, Esq. (5)(6)	32,530	*
Amy Belt Raimundo (5)(6)	6,215	*
Daniel J. Wolterman (5)(6)	27,218	*
Named Executive Officers
J. Christopher Barry	72,997	*
Matthew K. Harbaugh	10,522	*
Michael Farrington	3,117	*
Nathaniel B. Sisitsky, Esq.	21,864	*
Dale Wolf	8,943	*
Massimo Calafiore (7)	1,124	*
All Directors and executive officers as a group (14 persons) (8)	276,687	*

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Unless otherwise indicated, the address of each beneficial owner is c/o NuVasive, Inc., 12101 Airport Way, Broomfield, CO 80021.

(2)

Based solely upon Amendment No. 15 to a Schedule 13G filed on January 6, 2023, by BlackRock, Inc. According to the Schedule 13G, BlackRock, Inc. is the beneficial owner of 9,100,878 shares, and has sole voting power with respect to 8,974,965 shares and sole dispositive power with respect to 9,100,878 shares.

(3)

Based solely upon Amendment No. 13 to a Schedule 13G filed on February 9, 2023 by The Vanguard Group, Inc. (“Vanguard”). According to the Schedule 13G, Vanguard is the beneficial owner of 6,236,112 shares, and has shared voting power with respect to 88,965 shares, sole dispositive power with respect to 6,095,043 shares, and shared dispositive power with respect to 141,069 shares.

(4)

Based solely upon a Schedule 13G filed on February 13, 2023, by Thrivent Financial for Lutherans (“Thrivent”). According to the Schedule 13G, Thrivent is the beneficial owner of 3,219,514 shares, and has shared voting power with respect to 3,154,365 shares, sole voting power with respect to 65,149 shares, sole dispositive power with respect to 65,149 shares, and shared dispositive power with respect to 3,154,365 shares.

(5)	Includes 3,788 shares issuable within 60 days of March 31, 2023 pursuant to the vesting of restricted stock units.

(6)

Includes vested restricted stock units for which share delivery has been deferred, as follows: Ms. Capps – 23,058 shares; Dr. DeFord – 12,167 shares; Mr. Friel – 22,519 shares; Mr. Huennekens – 8,374 shares; Dr. Kadia – 0 shares; Ms. Norwalk – 25,647 shares; Ms. Raimundo – 2,427 shares; and Mr. Wolterman – 23,430 shares.

(7)	As discussed below in the Compensation Discussion and Analysis, Mr. Calafiore ceased to serve as an executive officer as of August 31, 2022.

(8)

Includes the following shares owned by our current executive officers and Directors, in the aggregate: (a) 128,761 shares of common stock, (b) 30,304 shares issuable within 60 days of March 31, 2023 pursuant to the vesting of restricted stock units, and (c) 117,622 shares issuable pursuant to vested restricted stock units for which delivery has been deferred.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Person Transactions Policy

It is our policy that the Audit Committee approve or ratify transactions involving our Directors, executive officers and principal stockholders or members of their immediate families or entities controlled by any of them or in which they have a substantial ownership interest. Such transactions include employment of immediate family members of any Director or executive officer. Management advises the Audit Committee on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval. This policy is set forth in writing in the Company’s Audit Committee charter.

Certain Related-Person Transactions

In the last fiscal year, there has not been nor are there any currently proposed transactions or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any Director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Director Independence

Under our Corporate Governance Guidelines and Nasdaq rules, our Board is required to be comprised of a majority of independent directors. The Nominating Committee evaluates our Directors’ compliance with Nasdaq rules regarding independence, as well as other factors, in making a recommendation to the Board as to whether Directors can be considered independent. Under applicable SEC and Nasdaq rules, the existence of certain “related party” transactions between a Director and the Company with dollar amounts above certain thresholds are required to be disclosed and preclude a finding by the Board that the Director is independent. In addition to transactions required to be disclosed under SEC and Nasdaq rules, the Board considered certain other relationships in making its independence determinations, and determined, in each case, that such other relationships did not impair the Director’s ability to exercise independent judgment on behalf of the Company. Based on the recommendation of the Nominating Committee, the Board determined that except for J. Christopher Barry, our Chief Executive Officer, all of our current Directors are independent under the Nasdaq rules and our Corporate Governance Guidelines.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Ernst & Young LLP and fees billed for other services rendered by Ernst & Young LLP for fiscal years 2022 and 2021. All fees paid to Ernst & Young LLP for the periods presented were pre-approved by the Audit Committee.

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees (1)	$2,226,925	$2,128,000
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$74,622	$77,450
All Other Fees (4)	$—	$7,320
Total	$2,301,547	$2,212,770

(1)

Audit fees represent fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of the Company’s financial statements, review of the Company’s quarterly financial statements, and audit services provided in connection with other regulatory filings.

(2)

Audit Related Fees consist of fees billed in the indicated year for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements but not listed as “Audit Fees”.

(3)	Tax Fees consist of fees incurred related to tax compliance services and consultation services on various domestic and international tax matters.

(4)	Includes amounts billed for annual subscriptions to Ernst & Young’s online resource library and online document repository.

Audit Committee Report

Under the guidance of a written charter adopted by the Board, the purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and approving the services and related fees of the independent registered public accounting firm. The Audit Committee currently consists of three members, each of whom meets the independence and qualification standards for audit committee membership set forth in the listing standards provided by Nasdaq.

Management has primary responsibility for the system of internal controls and the financial reporting process. The independent registered public accounting firm has the responsibility to express an opinion on the financial statements based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). The independent registered public accounting firm is also responsible for auditing the Company’s internal control over financial reporting. The Audit Committee appointed Ernst & Young LLP to audit the Company’s financial statements and the effectiveness of the related systems of internal control over financial reporting for the fiscal year ended December 31, 2022.

The Audit Committee is kept apprised of the progress of the documentation, testing and evaluation of the Company’s system of internal controls over financial reporting, and provides oversight and advice to management. In connection with this oversight, the Audit Committee receives periodic updates provided by management and Ernst & Young LLP at each regularly scheduled Audit Committee meeting. The Audit Committee also holds regular private sessions with Ernst & Young LLP to discuss their audit plan for the year, the financial statements and risks of fraud. At the conclusion of the process, management provides the Audit Committee with, and the Audit Committee reviews, a report on the effectiveness of the Company’s internal control over financial reporting. The Audit Committee also reviewed the report of management contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the SEC, as well as the Report of Independent Registered Public Accounting Firm included in the Company’s 2022 Annual Report.

The Audit Committee pre-approves all services to be provided by the Company’s independent registered public accounting firm. Pre-approval is required for audit services, audit-related services, tax services and other services. In some cases, the full Audit Committee provides pre-approval for up to one year, related to a particular defined task or scope of work and subject to a specific budget. In other cases, a designated member of the Audit Committee may have delegated authority from the Audit Committee to pre-approve additional services, and such pre-approval is later reported to the full Audit Committee. See “Principal Accountant Fees and Services” for more information regarding fees paid to Ernst & Young LLP for services in fiscal years 2022 and 2021.

In this context and in connection with the audited financial statements contained in the Company’s 2022 Annual Report, the Audit Committee:

•	reviewed and discussed the audited financial statements as of and for the fiscal year ended December 31, 2022 with the Company’s management and Ernst & Young LLP;

•	discussed with Ernst & Young LLP the matters required to be discussed by the applicable requirements of the PCAOB and the SEC;

•

received and reviewed the written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, discussed with the independent accountant its independence, and concluded that the non-audit services performed by Ernst & Young LLP are compatible with maintaining its independence; and

•	based on the foregoing reviews and discussions, recommended to the Board that the audited financial statements be included in the Company’s 2022 Annual Report filed with the SEC.

The Audit Committee met four times in 2022.

This report for 2022 is provided by the undersigned members of the Audit Committee of the Board.

Vickie L. Capps (Chair)

R. Scott Huennekens

Leslie V. Norwalk, Esq.

The preceding “Audit Committee Report” shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference into such filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original 10-K.

(2) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit

31.3*	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2023.

NUVASIVE, INC.
(Registrant)

April 12, 2023	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer