Form 10-Q
period 2023-03-31
NUVASIVE INC
filed 2023-05-10
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, there were 52,449,167 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$181,199	$248,663
Accounts receivable, net of allowances of $20,317 and $19,601, respectively	250,023	249,373
Inventory, net	345,945	338,601
Prepaid income taxes	8,782	7,118
Prepaid expenses and other current assets	20,409	21,457
Total current assets	806,358	865,212
Property and equipment, net	355,473	346,510
Intangible assets, net	174,341	184,289
Goodwill	638,686	639,663
Operating lease right-of-use assets	93,273	95,112
Deferred tax assets	74,575	68,273
Restricted cash and investments	1,494	1,494
Other assets	22,954	23,952
Total assets	$2,167,154	$2,224,505
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$122,277	$120,333
Contingent consideration liabilities	27,218	66,975
Accrued payroll and related expenses	50,102	58,448
Operating lease liabilities	10,193	10,019
Income tax liabilities	15,786	12,217
Senior convertible notes	449,220	448,056
Total current liabilities	674,796	716,048
Long-term senior convertible notes	444,871	444,202
Deferred and other tax liabilities	14,219	13,088
Operating lease liabilities	101,606	103,806
Contingent consideration liabilities	41,461	63,640
Other long-term liabilities	16,521	14,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at March 31, 2023 and December 31, 2022; 59,223 shares issued and 52,349 outstanding at March 31, 2023; 58,939 shares issued and 52,134 outstanding at December 31, 2022	63	63
Additional paid-in capital	1,476,318	1,469,411
Accumulated other comprehensive loss	(1,392)	(3,249)
Retained earnings	85,102	86,115
Treasury stock at cost; 6,874 shares and 6,805 shares at March 31, 2023 and December 31, 2022, respectively	(686,411)	(683,450)
Total equity	873,680	868,890
Total liabilities and equity	$2,167,154	$2,224,505
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
(unaudited)	2023	2022
Net sales:
Products	$279,370	$265,973
Services	28,341	24,789
Total net sales	307,711	290,762
Cost of sales (excluding below amortization of intangible assets):
Products	64,877	57,183
Services	21,493	21,914
Total cost of sales	86,370	79,097
Gross profit	221,341	211,665
Operating expenses:
Selling, general and administrative	176,192	160,281
Research and development	24,573	23,358
Amortization of intangible assets	8,796	13,032
Business transition costs	4,614	3,060
Total operating expenses	214,175	199,731
Interest and other (expense) income, net:
Interest income	1,828	43
Interest expense	(4,378)	(4,379)
Other (expense) income, net	(4,436)	16,244
Total interest and other (expense) income, net	(6,986)	11,908
Income before income taxes	180	23,842
Income tax expense	(1,193)	(4,641)
Consolidated net (loss) income	$(1,013)	$19,201

Net (loss) income per share:
Basic	$(0.02)	$0.37
Diluted	$(0.02)	$0.35
Weighted average shares outstanding:
Basic	52,242	51,829
Diluted	52,242	62,579
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
(unaudited)	2023	2022
Consolidated net (loss) income	$(1,013)	$19,201
Other comprehensive income (loss):
Translation adjustments, net of tax	1,857	(3,949)
Other comprehensive income (loss)	1,857	(3,949)
Total consolidated comprehensive income	$844	$15,252
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
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(unaudited)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	58,939	$63	$1,469,411	$(3,249)	$86,115	(6,805)	$(683,450)	$868,890
Issuance of common stock under employee and director equity option and purchase plans	284	—	—	—	—	(69)	(2,961)	(2,961)
Stock-based compensation expense	—	—	6,907	—	—	—	—	6,907
Consolidated net loss	—	—	—	—	(1,013)	—	—	(1,013)
Other comprehensive income	—	—	—	1,857	—	—	—	1,857
Balance at March 31, 2023	59,223	$63	$1,476,318	$(1,392)	$85,102	(6,874)	$(686,411)	$873,680
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
(unaudited)	2023	2022
Operating activities:
Consolidated net (loss) income	$(1,013)	$19,201
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,467	36,801
Deferred income taxes	(5,209)	(3,891)
Amortization of non-cash interest	1,986	1,963
Stock-based compensation	6,907	6,807
Changes in fair value of contingent consideration	(4,799)	39
Net gain on strategic investments	(310)	—
Net loss (gain) from foreign currency adjustments	4,787	(15,988)
Reserves on current assets	1,959	(1,864)
Other non-cash adjustments	968	1,326
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(729)	(17,216)
Inventory	(7,657)	(3,215)
Prepaid expenses and other current assets	1,192	805
Payment of contingent consideration	(25,462)	(1,198)
Accounts payable and accrued liabilities	2,438	(6,758)
Accrued payroll and related expenses	(8,420)	(10,491)
Income taxes	1,865	218
Net cash provided by operating activities	1,970	6,539
Investing activities:
Purchases of property and equipment	(35,148)	(33,223)
Other investing activities	—	(947)
Net cash used in investing activities	(35,148)	(34,170)
Financing activities:
Payment of contingent consideration	(31,671)	(6,839)
Purchases of treasury stock	(2,961)	(5,345)
Other financing activities	(270)	(521)
Net cash used in financing activities	(34,902)	(12,705)
Effect of exchange rate changes on cash	616	(443)
Decrease in cash, cash equivalents and restricted cash	(67,464)	(40,779)
Cash, cash equivalents and restricted cash at beginning of period	250,157	247,585
Cash, cash equivalents and restricted cash at end of period	$182,693	$206,806
See accompanying Notes to unaudited Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company's unaudited Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$181,199	$205,312
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the unaudited Consolidated Statements of Cash Flows	$182,693	$206,806
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
Proposed Merger with Globus Medical
On February 8, 2023, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Globus Medical, Inc., or Globus Medical, and Zebra Merger Sub, Inc., a wholly owned subsidiary of Globus Medical, or Merger Sub. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into NuVasive, referred to as the Merger, with NuVasive surviving the merger as a wholly owned subsidiary of Globus Medical.
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
On April 27, 2023, the Company and Globus Medical announced that the stockholders of each company had approved all proposals related to the Merger at each company’s respective special meeting of stockholders. Completion of the Merger is subject to the satisfaction of the remaining customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 9, 2023.

Impact of COVID-19 and Global Macroeconomic Conditions on the Company's Business
The COVID-19 pandemic significantly impacted the Company’s business and results of operations during the years 2020 through 2022 and may continue to negatively impact the Company’s business, results of operations, financial condition and cash flows. Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. The Company has experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. Net sales and profitability from our foreign operations have also been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
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
The accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU introduces new disclosure requirements to provide investors with information about contractual restrictions, including the nature and remaining duration of such restrictions. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the impact the standard will have on its Consolidated Financial Statements.
Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company adopted ASU 2021-08 as of January 1, 2023. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Revenue Recognition
In accordance with ASC 606, the Company recognizes revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The principles in ASC 606 are applied using the following five steps: (i) identify the contract with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation(s). Specifically, revenue from the sale of implants, fixation products and disposables is generally recognized at an amount that reflects the expected consideration upon notice that the Company’s products have been used in a surgical procedure or upon shipment to a third-party customer assuming control of the products. Revenue from IONM services is recognized in the period the service is performed for the amount of consideration expected to be received. Revenue from the sale of surgical instrument sets is generally recognized upon receipt of a purchase order and the subsequent shipment to a customer who assumes control. In certain cases, the Company does offer the ability for customers to lease surgical instrumentation primarily on a non-sales type basis. Revenue from the sale or lease of capital equipment is recognized when the Company transfers control to the customer, which is generally at the point when acceptance occurs that indicates customer acknowledgment of delivery or installation, depending on the terms of the arrangement. Selling and leasing of surgical instrument sets and capital equipment represents an immaterial amount of the Company’s total net sales in all periods presented. Revenue associated with products holding rights of return or trade-in are recognized when the Company concludes there is not a risk of significant revenue reversal in future periods for the expected consideration in the transaction. Costs incurred by the Company associated with sales contracts with customers are deferred over the performance obligation period and recognized in the same period as the related revenue, with the exception of contracts that complete within one year or less, in which case the associated costs are expensed as incurred.
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
The following table summarizes the changes in the allowance for credit losses:

(in thousands)	March 31, 2023	December 31, 2022
Allowance for credit losses at January 1	$11,404	$10,928
Current-period provision for expected losses	950	748
Write-offs charged against the allowance	(56)	(196)
Recoveries of amounts previously written off	12	31
Changes resulting from foreign currency fluctuations	40	(107)
Allowance for credit losses at end of period	$12,350	$11,404

Inventory, net
Net inventory as of March 31, 2023 consisted of $330.6 million of finished goods, $6.7 million of work in progress and $8.6 million of raw materials. Net inventory as of December 31, 2022 consisted of $326.1 million of finished goods, $5.8 million of work in progress and $6.7 million of raw materials.
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The accumulated other comprehensive income (loss) was $(1.4) million and $(3.2) million as of March 31, 2023 and December 31, 2022, respectively.
Product Shipment Costs
Product shipment costs, included in selling, general and administrative expense in the accompanying unaudited Consolidated Statements of Operations, were $8.7 million and $8.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.
Business Transition Costs
The Company incurs certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, costs related to the proposed merger with Globus Medical, third-party acquisition costs and contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on the assessment of the likelihood that the contingent milestones will be achieved resulting in payment. If an accrual for contingent consideration decreases based upon the assessment during a particular period, it results in a reduction of costs during such period, which the Company records as a benefit.
During the three months ended March 31, 2023, the Company recorded $4.6 million of costs related to acquisition, integration and business transition activities, which includes $7.4 million related to costs for the proposed merger with Globus Medical, offset by a $(4.8) million benefit related to fair value adjustments on contingent consideration liabilities associated with the Company’s 2022, 2021, 2018 and 2016 acquisitions.

During the three months ended March 31, 2022, the Company recorded $3.1 million of costs related to acquisition, integration and business transition activities, which included de minimis fair value adjustments on contingent consideration liabilities associated with the Company’s 2021, 2017 and 2016 acquisitions.
2.    Net (Loss) Income Per Share
The following table sets forth the computation of basic and diluted consolidated net (loss) income per share:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net (loss) income for basic	$(1,013)	$19,201
Dilutive potential net (loss) income:
Interest and debt issuance costs on the 1.00% Senior Convertible Notes due 2023, net of tax	$—	$1,705
Interest and debt issuance costs on the 0.375% Senior Convertible Notes due 2025, net of tax	—	821
Net (loss) income for diluted	$(1,013)	$21,727
Denominator for basic and diluted net (loss) income per share:
Weighted average common shares outstanding for basic	52,242	51,829
Dilutive potential common stock outstanding:
Employee stock purchase plan (ESPP)	—	3
Restricted stock units (RSUs) and performance restricted stock units (PRSUs)	—	578
1.00% Senior Convertible Notes due 2023	—	5,345
0.375% Senior Convertible Notes due 2025	—	4,824
Weighted average common shares outstanding for diluted	52,242	62,579
Basic net (loss) income per share	$(0.02)	$0.37
Diluted net (loss) income per share	$(0.02)	$0.35
In accordance with ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20), or ASU 2020-06, the Company applies the if-converted method in computing the effect of the Company's senior convertible notes on diluted net income per share. For periods in which the Company reports net income, the numerator of the diluted per share computation is adjusted for interest expense and amortization of debt issuance costs, net of tax, and the denominator is adjusted for the weighted average number of shares into which each of the Company’s senior convertible notes could be converted. The effect is only included in the calculation of diluted net income per share for those senior convertible notes which reduce net income per share.
The following weighted average outstanding common stock equivalents were not included in the calculation of net (loss) income per diluted share because their effects were anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2023	2022
ESPP, RSUs and PRSUs	1,795	239
Warrants	10,169	10,169
Senior convertible notes	10,169	—
Total	22,133	10,408

3.    Financial Instruments and Fair Value Measurements
Foreign Currency and Derivative Financial Instruments
The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities, and average exchange rates during each reporting period for results of operations.
Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(4.8) million and $16.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and are included in other (expense) income, net in the unaudited Consolidated Statements of Operations.
To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of March 31, 2023 and December 31, 2022, a notional principal amount of $18.0 million and $15.0 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign currency-denominated receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $0.2 million and $0.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and are included in other (expense) income, net in the unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $0.1 million and $(0.2) million as of March 31, 2023 and December 31, 2022, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.
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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt and equity securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. The fair value of the securities classified as cash equivalents and marketable equity securities are based on quoted market prices in active markets (Level 1). As of March 31, 2023, the Company held investments in securities classified as cash equivalents and marketable equity securities. Unrealized gains for marketable equity securities was $0.3 million for the three months ended March 31, 2023 and included in other (expense) income, net in the unaudited Consolidated Statement of Operations. As of December 31, 2022, the Company held investments in securities classified as cash equivalents and marketable equity securities. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized and unrealized gains and losses and interest income related to marketable debt securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Cash equivalents:
Money market funds	$105,354	$105,354	$—	$—
Other assets:
Marketable equity securities	3,793	3,793	—	—
Total cash equivalents and other assets	$109,147	$109,147	$—	$—

December 31, 2022:
Cash equivalents:
Money market funds	$176,344	$176,344	$—	$—
Other assets:
Marketable equity securities	3,483	3,483	—	—
Total cash equivalents and other assets	$179,827	$179,827	$—	$—
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of March 31, 2023 and December 31, 2022 approximate their related fair values due to the short-term maturities of these instruments.
The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices.
Fair Value of Senior Convertible Notes
The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at March 31, 2023 and December 31, 2022 was approximately $445.5 million and $441.6 million, respectively. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at March 31, 2023 and December 31, 2022 was approximately $393.8 million and $394.9 million, respectively. See Note 5, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion on the carrying value of the Company’s outstanding senior convertible notes.

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
The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of March 31, 2023:

2023
Valuation Techniques	Discounted cash flow, probability, Monte Carlo
Discount Rate Range	6.2% - 8.0%
Weighted Average Discount Rate	6.9%
Expected Years	2023 - 2028
Contingent consideration liabilities at March 31, 2023 and December 31, 2022 were $68.7 million and $130.6 million, respectively, and were recorded in the unaudited Consolidated Balance Sheets commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company's contingent consideration liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance at January 1	$130,615	$147,810
Change in fair value measurement	(4,799)	39
Contingent consideration paid or settled	(57,133)	(8,037)
Changes resulting from foreign currency fluctuations	(4)	4
Balance at end of period	$68,679	$139,816
During the first quarter of 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In the second quarter of 2021, the Simplify Cervical Disc received approval from the Food and Drug Administration, or FDA, for two-level cervical total disc replacement which resulted in the payment of $45.8 million for the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within business transition costs in the Company’s Consolidated Statements of Operations in the year ended December 31, 2021. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, are payable in the calendar years 2023, 2024 and 2025. The first net sales milestone payment in the amount of $56.5 million was paid in March 2023. For the three months ended March 31, 2023 and year ended December 31, 2022, the Company decreased the contingent consideration liability by $5.6 million, and $12.2 million, respectively, as a result of updates to the Company's forecasted net sales assumptions and significant unobservable inputs. The remaining contingent consideration liabilities for the Simplify Medical acquisition totaled $34.2 million and $96.3 million as of March 31, 2023 and December 31, 2022, respectively. Changes in fair value measurement of the contingent consideration liabilities are recorded in the unaudited Consolidated Statements of Operations within the business transition costs line item.
Non-financial assets and liabilities measured on a nonrecurring basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of March 31, 2023 and December 31, 2022.

4.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
March 31, 2023:
Intangible assets subject to amortization:
Developed technology	11	$364,354	$(245,647)	$118,707
Patents	10	56,428	(37,943)	18,485
Manufacturing know-how and trade secrets	12	21,378	(21,378)	—
Trade name and trademarks	9	24,914	(22,360)	2,554
Customer relationships	9	157,666	(125,571)	32,095
Total intangible assets subject to amortization	10	$624,740	$(452,899)	$171,841
In-process research and development		$2,500	$—	$2,500
Total intangible assets, net		$627,240	$(452,899)	$174,341

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2022:
Intangible assets subject to amortization:
Developed technology	11	$366,521	$(241,119)	$125,402
Patents	10	56,719	(37,420)	19,299
Manufacturing know-how and trade secrets	12	21,364	(21,364)	—
Trade name and trademarks	9	24,967	(22,124)	2,843
Customer relationships	9	156,681	(122,436)	34,245
Total intangible assets subject to amortization	10	$626,252	$(444,463)	$181,789
In-process research and development		$2,500	$—	$2,500
Total intangible assets, net		$628,752	$(444,463)	$184,289
The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2022
Gross goodwill	$647,963
Accumulated impairment loss	(8,300)
639,663
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(977)
March 31, 2023
Gross goodwill	646,986
Accumulated impairment loss	(8,300)
$638,686

Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $8.8 million and $13.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Total future amortization expense related to intangible assets subject to amortization at March 31, 2023 is set forth in the table below:

(in thousands)
Remaining 2023	$18,734
2024	21,023
2025	20,100
2026	14,973
2027	12,215
Thereafter through 2038	84,796
Total future amortization expense	$171,841
5.    Indebtedness
The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	March 31, 2023	December 31, 2022
1.00% Senior Convertible Notes due 2023:
Principal amount	$450,000	$450,000
Unamortized debt issuance costs	(780)	(1,944)
	449,220	448,056
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt issuance costs	(5,129)	(5,798)
	444,871	444,202
Total Senior Convertible Notes	$894,091	$892,258

Less: Current portion of Senior Convertible Notes	$(449,220)	$(448,056)
Long-term Senior Convertible Notes	$444,871	$444,202

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense:
Contractual coupon interest	$1,547	$1,547
Amortization of debt issuance costs	1,833	1,810
Total interest expense recognized on Senior Convertible Notes	$3,380	$3,357

Effective interest rates:
Senior Convertible Notes due 2023(1)	2.0%	2.0%
Senior Convertible Notes due 2025(1)	1.0%	1.0%
(1) Interest on Senior Convertible Notes due 2023 and 2025 began accruing upon issuance and is payable semi-annually.

1.00% Senior Convertible Notes due 2023
In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, or the 2023 Notes. The net proceeds from the offering of the 2023 Notes, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of December 31, 2020, 2021 and 2022, respectively, the Company had sufficient reserved shares. The 2023 Notes permit the Company to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion, and the Company has elected to settle all conversions in cash. Accordingly, the Company will satisfy the principal amount outstanding and any note conversion value over the principal amount with cash. The initial conversion rate of the 2023 Notes is 11.8778 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2023 Notes in connection with such a corporate event in certain circumstances. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.
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
The Company may not redeem the 2023 Notes prior to the maturity date and no principal payments are due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes do not contain any financial covenants and do not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities. As of March 31, 2023, the 2023 Notes are included within current liabilities in the Company’s unaudited Consolidated Balance Sheets.

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

Revolving Senior Credit Facility
In February 2020, the Company entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, or the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement the Company had entered into in April 2017. The 2020 Credit Agreement was amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement was further amended in May 2023 to replace the LIBOR-based rates with a SOFR-based rate (including a customary spread adjustment) and other rates for “Alternate Currencies” including, Australian dollars (BBSY), British pound sterling (SONIA), Euros (EURIBOR) and Japanese yen (TIBOR) and adjusts certain other provisions to reflect current documentation standards and other agreed modifications. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. The 2020 Credit Agreement also contains an expansion feature, which allows the Company to increase the aggregate principal amount of the 2020 Facility provided the Company remains in compliance with the underlying financial covenants on a pro forma basis, including but not limited to, compliance with the consolidated interest coverage ratio and certain consolidated leverage ratios.
The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of March 31, 2023 and December 31, 2022.
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
6.    Business Combinations
The Company recognizes the assets acquired, liabilities assumed, and any non-controlling interest at fair value at the date of acquisition. Certain acquisitions contain contingent consideration arrangements that require the Company to assess the acquisition date fair value of the contingent consideration liabilities. Such liabilities are recorded as part of the purchase price allocation of the acquisition, with subsequent fair value adjustments to the contingent consideration recorded in the unaudited Consolidated Statements of Operations. See Note 3, Financial Instruments and Fair Value Measurements, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion on contingent consideration liabilities.
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

7.    Stockholders’ Equity
The Company is authorized to repurchase up to $100 million of its common stock through December 31, 2023. Under this program, the Company is authorized to repurchase its shares in open market purchases, privately negotiated purchases or other transactions. The Company did not repurchase any common stock during the three months ended March 31, 2023.
8.    Stock-Based Compensation
The compensation cost that has been included in the unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Selling, general and administrative expense	$6,362	$6,442
Research and development expense	509	329
Cost of sales	36	36
Stock-based compensation expense before taxes	6,907	6,807
Related income tax benefit	(1,002)	(988)
Stock-based compensation expense, net of taxes	$5,905	$5,819
As of March 31, 2023, there was $67.5 million of unrecognized compensation expense for restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs, to be recognized over a weighted average period of 2.5 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Company issued approximately 284,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three months ended March 31, 2023, and issued approximately 329,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2022.
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan, or ESPP, are as follows:

	Three Months Ended March 31,
	2023	2022
ESPP
Volatility	42%	27%
Expected term (years)	0.5	0.5
Risk free interest rate	4.6%	0.1%
Expected dividend yield	—%	—%
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
9.    Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the three months ended March 31, 2023, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax expense related to shortfalls on stock-based compensation. The Company’s effective tax rate recorded for the three months ended March 31, 2023 was 663%, primarily due to the size of discrete items of tax expense related to shortfalls on stock-based compensation relative to year-to-date pretax income.

In accordance with the disclosure requirements as described in Accounting Standards Codification 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2023, there was an increase in gross unrecognized tax benefits of approximately $2.2 million primarily related to research and development credits. The Company believes it is reasonably possible that approximately $0.1 million of its remaining unrecognized tax positions may be recognized within the next twelve months as certain statute of limitations expire, the amount of which is primarily attributable to tax positions involving the valuation of intercompany transactions.
The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for the 2014 – 2016 tax years, Illinois State for the 2019 and 2020 tax years, the Netherlands for the 2019 tax year, and Italy for the 2017 tax year. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2018 and 2017 forward, respectively.
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
Net sales by product line was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Spinal hardware	$234,300	$220,796
Surgical support	73,411	69,966
Total net sales	$307,711	$290,762
Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales		Property and Equipment, Net
	Three Months Ended March 31,		March 31, 2023	December 31, 2022
(in thousands)	2023	2022
United States	$237,414	$220,829	$303,651	$295,914
International (excludes Puerto Rico)	70,297	69,933	51,822	50,596
Total	$307,711	$290,762	$355,473	$346,510

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
The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the unaudited Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded in the unaudited Consolidated Balance Sheets. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of March 31, 2023 and December 31, 2022.
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
The table below summarizes the Company’s right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022:

(in thousands, except years and rates)	March 31, 2023	December 31, 2022
Assets
Operating	$93,273	$95,112
Financing	1,903	1,893
Total leased assets	$95,176	$97,005

Liabilities
Current:
Operating	$10,193	$10,019
Financing	971	1,084
Long-term:
Operating	101,606	103,806
Financing	968	872
Total lease liabilities	$113,738	$115,781

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	10.7	10.9
Weighted-average remaining lease term (years) - finance leases	2.7	2.6
Weighted-average discount rate - operating leases	5.3%	5.3%
Weighted-average discount rate - finance leases	4.0%	3.7%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Lease expense:
Operating lease expense	$4,190	$4,107
Finance lease expense:
Depreciation of right-of-use assets	258	397
Interest expense on lease liabilities	21	30
Total lease expense	$4,469	$4,534

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$4,294	$4,153
Operating cash flows used for financing leases	21	30
Financing cash flows used for financing leases	270	521
Total cash paid for amounts included in the measurement of lease liabilities	$4,585	$4,704

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$797	$498
The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2023 are as follows:

(in thousands)	Financing Leases	Operating Leases
Remaining 2023	$841	$12,000
2024	680	14,777
2025	365	13,029
2026	156	12,676
2027	4	11,920
Thereafter	—	85,153
Total minimum lease payments	$2,046	$149,555
Less: amount representing interest	(107)	(37,756)
Present value of obligations under leases	1,939	111,799
Less: current portion	(971)	(10,193)
Long-term lease obligations	$968	$101,606
Executive Severance Plans
The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At March 31, 2023, future commitments for such key executives were approximately $11.9 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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
These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. The potential risks and uncertainties that could cause actual results to differ materially include, but are not limited to those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission, or the SEC, filings. We assume no obligation to update any forward-looking statements to reflect new information, future events or circumstances or otherwise, except as required by law.
This information should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022 contained in our 2022 Annual Report on Form 10-K.

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
Proposed Merger with Globus Medical
On February 8, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Globus Medical and Zebra Merger Sub, Inc., a wholly owned subsidiary of Globus Medical, or Merger Sub. The Merger Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into NuVasive, referred to as the Merger, with NuVasive surviving the Merger as a wholly owned subsidiary of Globus Medical.
On April 27, 2023, NuVasive and Globus Medical announced that the stockholders of each company had approved all proposals related to the Merger at each company’s respective special meeting of stockholders. Completion of the Merger is subject to the satisfaction of the remaining customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
For more information, see Note 1, Description of Business and Basis of Presentation, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report.
Impact of COVID-19 and Global Macroeconomic Conditions on Our Business
The COVID-19 pandemic significantly impacted our business and results of operations during the years 2020 through 2022 and may continue to negatively impact our business, results of operations, financial condition and cash flows. Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. We have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services. Our net sales and profitability from our foreign operations have also been negatively affected by the unfavorable foreign currency exchange impact of the strengthened U.S. dollar against a number of currencies.
During the three months ended March 31, 2023, procedural volume rates for elective surgeries increased in the U.S. and certain international regions compared to the same period in 2022 as hospital systems continue to mitigate healthcare worker shortages and other supply chain disruptions. While many countries have removed or reduced the restrictions initially implemented in response to COVID-19, the pandemic continues to evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines and treatments, future resurgences of the virus and its variants, the imposition of government lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Additionally, due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating results may be negatively impacted. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomic conditions provided under Item 1A – Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Sales and Operations
The majority of our net sales are derived from the sale of implants and fixation products, biologics, disposables and IONM services and we expect this trend to continue for the foreseeable future. Our implants and fixation products, biologics, and disposables are currently sold and shipped from our distribution and warehousing operations. We generally recognize net sales from implants and fixation products, biologics and disposables upon notice that our products have been used in a surgical procedure or upon shipment to a third-party customer who has assumed control of the products. Net sales from IONM services are recognized in the period the service is performed for the amount of payment we expect to receive. We make available surgical instrument sets and neuromonitoring systems to hospitals to facilitate surgeon access to the spine to perform restorative and fusion procedures using our implants and fixation products. We sell surgical instrument sets and our proprietary software-driven neuromonitoring systems, however this does not make up a material part of our business. While selling or leasing of capital equipment has not historically made up a material portion of our total net sales, selling and leasing of capital equipment is expected to continue to increase over time as a result of our commercialization of the Pulse platform in 2021.
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
Results of Operations
Net Sales

	March 31,
(in thousands, except %)	2023	2022	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$234,300	$220,796	$13,504	6%
Surgical support	73,411	69,966	3,445	5%
Total net sales	$307,711	$290,762	$16,949	6%
Our spinal hardware product line offerings include our implants and fixation products. Our surgical support product line offerings include IONM services and disposables, biologics, and our capital equipment, all of which are used to aid spine surgery.
We expect continued adoption of our innovative less-invasive procedures and deeper penetration into existing accounts and international markets as our sales force executes on our strategy of selling the full mix of our products and services. However, the continued consolidation and increased purchasing power of our hospital customers and group purchasing organizations, continued changes in the public and private insurance markets regarding reimbursement, and ongoing policy and legislative changes in the U.S. have created less predictability. Although the market for procedurally-integrated spine surgery solutions is expected to continue to grow over the long term, economic, political and regulatory influences are subjecting our industry to significant changes that may slow the growth rate of the spine surgery market. Additionally, the COVID-19 pandemic and global macroeconomic conditions have had and may continue to have, an adverse effect on our business.
Net sales from our spinal hardware product line offerings increased $13.5 million, or 6%, during the three months ended March 31, 2023, compared to the same period in 2022. Product volume within spinal hardware increased our net sales by approximately 9% during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increased spine procedural volumes throughout the three months ended March 31, 2023. There were unfavorable pricing changes of approximately 1% during the three months ended March 31, 2023, compared to the same period in 2022. Foreign currency fluctuations decreased our spinal hardware net sales by approximately 2% during the three months ended March 31, 2023, compared to the same period in 2022.

Net sales from our surgical support product line offerings increased $3.4 million, or 5%, during the three months ended March 31, 2023, compared to the same period in 2022. Product and service volume within surgical support increased our net sales by approximately 6% during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to increased IONM service and surgical procedural volumes throughout the three months ended March 31, 2023. There was a de minimis pricing impacts during the three months ended March 31, 2023, compared to the same period in 2022. Foreign currency fluctuations decreased our surgical support net sales by approximately 1% during the three months ended March 31, 2023, compared to the same period in 2022.
Cost of Sales, Excluding Below Amortization of Intangible Assets

	March 31,
(in thousands, except %)	2023	2022	$ Change	% Change
Three Months Ended
Cost of sales	$86,370	$79,097	$7,273	9%
% of total net sales	28%	27%		1%
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
Cost of sales increased $7.3 million, or 9%, during the three months ended March 31, 2023, compared to the same period in 2022. Cost of sales as a percentage of net sales for the three months ended March 31, 2023 increased by 1%, compared to the same period in 2022. The increase in cost of sales for the three months ended March 31, 2023 is primarily associated with proportional higher net sales, compared to the prior year period.
Operating Expenses

(in thousands, except %)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Selling, general and administrative	$176,192	$160,281	$15,911	10%
% of total net sales	57%	55%
Research and development	24,573	23,358	1,215	5%
% of total net sales	8%	8%
Amortization of intangible assets	8,796	13,032	(4,236)	(33%)
Business transition costs	4,614	3,060	1,554	51%
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
Selling, general and administrative expenses increased $15.9 million, or 10%, during the three months ended March 31, 2023, compared to the same period in 2022. The increase during the three months ended March 31, 2023, compared to the same period in 2022, is primarily due to increased sales commissions and depreciation costs for surgical sets associated with higher net sales, increased travel expenses coinciding with the easing of COVID-19 related restrictions, and increased legal expenses associated with certain ongoing litigation matters. During the three months ended March 31, 2023, we have continued to experience macroeconomic inflationary pressures within our selling, general and administrative expenses.
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

Research and development expense increased by $1.2 million, or 5%, during the three months ended March 31, 2023, compared to the same period in 2022. The increase in spending for the period is primarily due to higher headcount-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment. Over the course of the COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.
Amortization of Intangible Assets
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense decreased by $4.2 million, or 33% in 2023 compared to 2022 primarily due to the completion of amortization associated with certain acquisition-related intangible assets during 2022 and the three months ended March 31, 2023.
Business Transition Costs
We incur certain costs related to acquisition, integration and business transition activities, which include severance, relocation, consulting, leasehold exit costs, costs related to the proposed merger with Globus Medical, third-party acquisition costs, contingent consideration fair value adjustments and other costs directly associated with such activities. Contingent consideration is accrued based on the fair value of the expected payment, and such accruals are subject to increase or decrease based on the assessment of the likelihood and amount of contingent consideration achievement resulting in payment. If an accrual for contingent consideration decreases during a particular period, it results in a reduction of costs during such period, which we record as a benefit.
During the three months ended March 31, 2023, we recorded $4.6 million of costs related to acquisition, integration and business transition activities, which includes $7.4 million related to costs incurred associated with the proposed merger with Globus Medical, offset by a $(4.8) million benefit related to fair value adjustments on contingent consideration liabilities associated with our 2022, 2021, 2018 and 2016 acquisitions.
During the three months ended March 31, 2022, we recorded $3.1 million of costs related to acquisition, integration and business transition activities, which included de minimis fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
Interest and Other (Expense) Income, Net

(in thousands, except %)	March 31,
	2023	2022	$ Change	% Change
Three Months Ended
Interest income	$1,828	$43	$1,785	4,151%
Interest expense	(4,378)	(4,379)	1	—%
Other (expense) income, net	(4,436)	16,244	(20,680)	(127)%
Total interest and other (expense) income, net	$(6,986)	$11,908	$(18,894)	(159)%
Total interest and other (expense) income, net for the periods presented included gains and losses from strategic investments and net foreign currency exchange gains and losses.
Total interest and other (expense) income, net was $(7.0) million of expense during the three months ended March 31, 2023, as compared to $11.9 million of income during the same period in 2022. Interest income increased by $1.8 million, during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to higher interest amounts earned on our money market funds. Other (expense) income, net increased by $(20.7) million of expense during the three months ended March 31, 2023, as compared to the same period in 2022. The change in other (expense) income, net is primarily due to net foreign currency exchange losses of $(4.8) million during the three months ended March 31, 2023, as compared to net foreign currency exchange gains of $16.0 million during the three months ended March 31, 2022.

Income Tax Expense

(in thousands, except %)	March 31,
	2023	2022
Three Months Ended
Income tax expense	$(1,193)	$(4,641)
Effective income tax rate	663%	20%
The provision for income tax expense was 663% for the three months ended March 31, 2023, compared with 20% for the three months ended March 31, 2022. The increased rate during the three months ended March 31, 2023, was primarily due to the size of discrete items of tax expense related to shortfalls on stock-based compensation relative to year-to-date pretax income and increased valuation allowances, offset by increased tax credits, reduced foreign income inclusions and reduced limitations on officer’s compensation.

Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving line of credit. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, which include impacts from the COVID-19 pandemic and general macroeconomic conditions, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services.
Our future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, international expansions of our business, and impacts from the COVID-19 pandemic and global macroeconomic factors. We expect our cash flows from operations to continue to fund the ongoing core business. As borrowings become due, we may be required to access the capital markets or draw upon our line of credit for additional funding. We intend to draw upon our senior credit facility and use available cash on hand to repay the Senior Convertible Notes due June 2023. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to secure additional credit facilities, term loans, or other similar arrangements and access the capital markets in light of those earning levels and general financial market conditions.
A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily in the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen and the Singapore dollar, has and could continue to adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of March 31, 2023, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $55.7 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the U.S. As of March 31, 2023, our account receivable balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $69.4 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

Under the terms of the Merger Agreement with Globus Medical, we have agreed to various covenants and agreements, including, among others, agreements to use commercially reasonable efforts to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger. Subject to certain exceptions, we may not take, commit or agree to take certain actions without Globus Medical’s consent, including, but not limited to, making material acquisitions, disposing of material assets, making capital expenditures in excess of specified amounts, issuing additional capital stock or other equity securities, or incurring additional indebtedness (subject to certain exceptions). We do not believe these restrictions will prevent us from meeting our ongoing operating expenses, working capital needs or capital expenditure requirements.
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
On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as Lessray. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. As of March 31, 2023, we anticipate the remaining sales-based milestones will become payable by 2024 but this date is subject to change based on the achievement of those commercial milestones.
On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. In March 2022, we paid $7.5 million toward the successful achievement of a second milestone. As of March 31, 2023, there are two remaining milestones, and we anticipate the next milestone will become payable in 2023 with the final milestone anticipated no earlier than 2027. These dates are subject to change based on the achievement of those manufacturing and commercial milestones.
On February 24, 2021, we completed the acquisition of Simplify Medical, a developer of cervical disc technology for cTDR procedures. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $103.4 million for contingent consideration liabilities related to the achievement of milestones related to regulatory approval and net sales from products incorporating the Simplify Medical cervical disc technology. On April 1, 2021, the Simplify Cervical Disc received approval from the Food and Drug Administration, or FDA, for two-level cervical total disc replacement, resulting in the achievement of the regulatory milestone. We made a payment of $45.8 million on April 20, 2021 for the regulatory milestone using available cash. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, are payable in the calendar years 2023, 2024 and 2025. The first net sales milestone payment in the amount of $56.5 million was paid in March 2023.
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

Cash and cash equivalents were $181.2 million and $248.7 million at March 31, 2023 and December 31, 2022, respectively. While the efforts to contain and manage the spread and impact of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash and cash equivalents, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, of which $450 million of Senior Convertible Notes are due June 2023, as well as for certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. Although we have no cash borrowings under our existing revolving senior credit facility as of the date of this report, we expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic and global macroeconomic conditions, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with continued uncertainty surrounding the COVID-19 pandemic and the macroeconomic conditions discussed above, our ability to engage in such transactions may be constrained by volatile financial market conditions, unfavorable lending terms, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic or global macroeconomic conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomics conditions is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, it is uncertain whether the provision will be repealed or otherwise modified. As of March 31, 2023, there has been no legislation passed to repeal or modify the provision. This provision has adversely impacted cash flows from operations during 2022 and for the three months ended March 31, 2023, and is expected to continue to adversely impact future cash flows from operations unless the provision is repealed or modified.
As of February 2023, the Internal Revenue Service is offering relief to certain tax filers in Federal Emergency Management Agency designated disaster areas related to severe winter storms. As our San Diego corporate office is located in one of these designated areas, we are eligible to defer certain tax payments due prior to October 16, 2023.We have elected to defer the extension payment for our 2022 U.S. federal income taxes, as well as our quarterly estimated U.S. federal income tax payment for first quarter, and we intend to defer future quarterly estimated U.S. federal income tax payments due prior to October 16, 2023, until October 16, 2023.
The decrease in liquidity during the three months ended March 31, 2023 of $67.5 million was primarily driven by $56.5 million in cash outflows for the first net sales milestone payment related to the Simplify Medical acquisition and $35.1 million in cash outflows for purchases of property and equipment, offset by operating cash flows. At March 31, 2023, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows
The following table summarizes our unaudited Consolidated Statements of Cash Flows:

(in thousands, except %)	Three Months Ended March 31,		2022 to 2023
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$1,970	$6,539	$(4,569)	(70)%
Net cash used in investing activities	(35,148)	(34,170)	(978)	3%
Net cash used in financing activities	(34,902)	(12,705)	(22,197)	175%
Effect of exchange rate changes on cash	616	(443)	1,059	(239)%
Decrease in cash, cash equivalents and restricted cash	$(67,464)	$(40,779)	$(26,685)	65%
Cash Flows from Operating Activities
Cash provided by operating activities was $2.0 million for the three months ended March 31, 2023, compared to $6.5 million for the same period in 2022. The $4.6 million decrease in cash provided by operating activities was primarily due to the payment of $56.5 million for the first net sales milestone related to the Simplify Medical acquisition, of which $25.5 million was reflected within our operating activities, and the timing of spending for inventory purchases. This decrease was partially offset by the timing of collections and payments associated with our accounts receivable and accounts payable and accrued liabilities during the three months ended March 31, 2023, compared to the same period in 2022.
Cash Flows from Investing Activities
Cash used in investing activities was $35.1 million for the three months ended March 31, 2023, compared to $34.2 million for the same period in 2022. In both periods, cash used in investing activities was primarily related to purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $34.9 million for the three months ended March 31, 2023, compared to $12.7 million for the same period in 2022. The $22.2 million increase in cash used in financing activities was primarily due to the payment of $56.5 million for the first net sales milestone payment related to the Simplify Medical acquisition, of which $31.7 million was reflected within our financing activities. This amount was offset by the $7.5 million payment relating to a milestone payment related to our 2017 acquisition, of which $6.8 million is reflected within our financing activities, and the remainder allocated to our operating activities during the three months ended March 31, 2022.
Treasury stock purchases related to equity award vesting totaled $3.0 million during the three months ended March 31, 2023. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.

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
Revolving Senior Credit Facility
In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement was further amended in May 2023 to replace the LIBOR-based rates with a SOFR-based rate (including a customary spread adjustment) and other rates for “Alternate Currencies” including, Australian dollars (BBSY), British pound sterling (SONIA), Euros (EURIBOR) and Japanese yen (TIBOR) and adjusts certain other provisions to reflect current documentation standards and other agreed modifications. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. We did not carry any outstanding revolving loans under the 2020 Facility as of March 31, 2023 and December 31, 2022.
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
The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of March 31, 2023, we are in compliance with the 2020 Credit Agreement covenants.
See Note 5, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for more information about the terms of the 2023 Notes, the 2023 Hedge, the 2023 Warrants, the 2025 Notes, the 2025 Hedge, the 2025 Warrants and the 2020 Credit Agreement.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and there have been no material changes during the three months ended March 31, 2023.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
As of March 31, 2023, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity and Risk
Our exposure to interest rate risk at March 31, 2023 is related to our investment portfolio which consists largely of money market funds of high quality financial institutions. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. At March 31, 2023, we do not hold any material asset-backed investment securities and as of March 31, 2023, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of March 31, 2023, a change of 10 percent in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income.
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
As of March 31, 2023, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses related to these investments were immaterial during the periods presented. Interest income of $1.8 million was recognized during the three months ended March 31, 2023.
Market Price Sensitive Instruments
In order to reduce the potential equity dilution associated with our convertible notes, we entered into the 2023 Hedge and 2025 Hedge in connection with the issuances of 2023 Notes and 2025 Notes, respectively, entitling us to purchase our common stock. Upon conversion of our convertible notes, the 2023 Hedge and 2025 Hedge are expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge and 2025 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 5, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion.

Foreign Currency Exchange Risk
A substantial portion of our operations are located in the U.S., and the majority of our sales since inception have been made in the U.S. dollars. However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will continue to grow. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen, and the Singapore dollar, has had and could continue to have an adverse effect on our financial results, including our net sales, net sales growth rates, gross margins, income and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. We also have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations in Puerto Rico, Brazil, and Argentina that have financial instability or currency controls.
We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the unaudited Consolidated Statements of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $18.0 million as of March 31, 2023. During the three months ended March 31, 2023, a gain of $0.2 million was recognized in other (expense) income, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was $0.1 million on our unaudited Consolidated Balance Sheets as of March 31, 2023. The derivative instruments are recorded in other current assets or other current liabilities in the unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of March 31, 2023. Based on such evaluation, our management has concluded that as of March 31, 2023, the Company’s disclosure controls and procedures are effective.
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
Item 1A. Risk Factors
There were no material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K, together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the Risk Factors were to actually occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under the circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
10.1
Voting and Support Agreement, dated as of February 8, 2023, by and among NuVasive, Inc., Globus Medical, Inc., David Paul and Sonali Paul. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 9, 2023)

10.2
Amendment No. 2 to Credit Agreement, dated as of May 8, 2023, by and among NuVasive, Inc., certain of its material subsidiaries, as guarantors, Bank of America, N.A., as administrative agent, and each of those additional lenders that are a party to such agreement. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 10, 2023)

10.3#	First Amendment to the NuVasive, Inc. Amended and Restated Executive Severance Plan
10.4#	NuVasive, Inc. Excise Tax Gross-Up Plan
10.5#	Form of Restricted Stock Unit Agreement (with accompanying Form Notice of Grant) for grants on or after March 1, 2023
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

#	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of NuVasive, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVASIVE, INC.

Date: May 10, 2023	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: May 10, 2023	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer