Form 10-Q
period 2023-06-30
NUVASIVE INC
filed 2023-08-02
CIK 1142596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 52,449,167 shares of the registrant’s common stock (par value $0.001 per share) outstanding.

NuVasive, Inc.
Quarterly Report on Form 10-Q
June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NUVASIVE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$80,718	$248,663
Accounts receivable, net of allowances of $21,413 and $19,601, respectively	267,105	249,373
Inventory, net	350,805	338,601
Prepaid income taxes	8,566	7,118
Prepaid expenses and other current assets	21,060	21,457
Total current assets	728,254	865,212
Property and equipment, net	360,433	346,510
Intangible assets, net	169,848	184,289
Goodwill	638,428	639,663
Operating lease right-of-use assets	92,160	95,112
Deferred tax assets	75,825	68,273
Restricted cash and investments	1,494	1,494
Other assets	23,108	23,952
Total assets	$2,089,550	$2,224,505
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$118,809	$120,333
Contingent consideration liabilities	35,158	66,975
Accrued payroll and related expenses	49,867	58,448
Operating lease liabilities	10,785	10,019
Income tax liabilities	17,958	12,217
Short-term borrowings	350,000	—
Senior convertible notes	—	448,056
Total current liabilities	582,577	716,048
Long-term senior convertible notes	445,540	444,202
Deferred and other tax liabilities	15,980	13,088
Operating lease liabilities	99,823	103,806
Contingent consideration liabilities	35,951	63,640
Other long-term liabilities	17,136	14,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value; 150,000 shares authorized at June 30, 2023 and December 31, 2022; 59,324 shares issued and 52,449 outstanding at June 30, 2023; 58,939 shares issued and 52,134 outstanding at December 31, 2022	63	63
Additional paid-in capital	1,487,698	1,469,411
Accumulated other comprehensive loss	(1,256)	(3,249)
Retained earnings	92,466	86,115
Treasury stock at cost; 6,875 shares and 6,805 shares at June 30, 2023 and December 31, 2022, respectively	(686,428)	(683,450)
Total equity	892,543	868,890
Total liabilities and equity	$2,089,550	$2,224,505
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2023	2022	2023	2022
Net sales:
Products	$288,889	$280,419	$568,259	$546,392
Services	28,897	30,032	57,238	54,821
Total net sales	317,786	310,451	625,497	601,213
Cost of sales (excluding below amortization of intangible assets):
Products	66,344	65,267	131,221	122,450
Services	23,131	20,491	44,624	42,405
Total cost of sales	89,475	85,758	175,845	164,855
Gross profit	228,311	224,693	449,652	436,358
Operating expenses:
Selling, general and administrative	163,859	160,696	340,051	320,977
Research and development	28,654	25,913	53,227	49,271
Amortization of intangible assets	8,021	12,637	16,817	25,669
Business transition costs	9,812	(7,624)	14,426	(4,564)
Total operating expenses	210,346	191,622	424,521	391,353
Interest and other expense, net:
Interest income	1,355	262	3,183	305
Interest expense	(6,008)	(4,352)	(10,386)	(8,731)
Other expense, net	(826)	(29,681)	(5,262)	(13,437)
Total interest and other expense, net	(5,479)	(33,771)	(12,465)	(21,863)
Income (loss) before income taxes	12,486	(700)	12,666	23,142
Income tax expense	(5,122)	(193)	(6,315)	(4,834)
Consolidated net income (loss)	$7,364	$(893)	$6,351	$18,308

Net income (loss) per share:
Basic	$0.14	$(0.02)	$0.12	$0.35
Diluted	$0.14	$(0.02)	$0.12	$0.35
Weighted average shares outstanding:
Basic	52,418	52,022	52,331	51,926
Diluted	52,907	52,022	52,843	57,299
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2023	2022	2023	2022
Consolidated net income (loss)	$7,364	$(893)	$6,351	$18,308
Other comprehensive income:
Translation adjustments, net of tax	136	4,531	1,993	582
Other comprehensive income	136	4,531	1,993	582
Total consolidated comprehensive income	$7,500	$3,638	$8,344	$18,890
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(unaudited)	Shares	Amount				Shares	Amount
Balance at December 31, 2021	58,469	$63	$1,434,976	$(7,792)	$45,708	(6,700)	$(677,748)	$795,207
Issuance of common stock under employee and director equity option and purchase plans	278	—	—	—	—	(98)	(5,345)	(5,345)
Stock-based compensation expense	—	—	6,807	—	—	—	—	6,807
Consolidated net income	—	—	—	—	19,201	—	—	19,201
Other comprehensive loss	—	—	—	(3,949)	—	—	—	(3,949)
Balance at March 31, 2022	58,747	$63	$1,441,783	$(11,741)	$64,909	(6,798)	$(683,093)	$811,921
Issuance of common stock under employee and director equity option and purchase plans	116	$—	$3,716	$—	$—	(4)	$(220)	$3,496
Stock-based compensation expense	—	—	7,514	—	—	—	—	7,514
Consolidated net loss	—	—	—	—	(893)	—	—	(893)
Other comprehensive income	—	—	—	4,531	—	—	—	4,531
Balance at June 30, 2022	58,863	$63	$1,453,013	$(7,210)	$64,016	(6,802)	$(683,313)	$826,569
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(unaudited)	Shares	Amount				Shares	Amount
Balance at December 31, 2022	58,939	$63	$1,469,411	$(3,249)	$86,115	(6,805)	$(683,450)	$868,890
Issuance of common stock under employee and director equity option and purchase plans	284	—	—	—	—	(69)	(2,961)	(2,961)
Stock-based compensation expense	—	—	6,907	—	—	—	—	6,907
Consolidated net loss	—	—	—	—	(1,013)	—	—	(1,013)
Other comprehensive income	—	—	—	1,857	—	—	—	1,857
Balance at March 31, 2023	59,223	$63	$1,476,318	$(1,392)	$85,102	(6,874)	$(686,411)	$873,680
Issuance of common stock under employee and director equity option and purchase plans	101	—	3,432	—	—	(1)	(17)	3,415
Stock-based compensation expense	—	—	7,948	—	—	—	—	7,948
Consolidated net income	—	—	—	—	7,364	—	—	7,364
Other comprehensive income	—	—	—	136	—	—	—	136
Balance at June 30, 2023	59,324	$63	$1,487,698	$(1,256)	$92,466	(6,875)	$(686,428)	$892,543
See accompanying Notes to unaudited Consolidated Financial Statements.

NUVASIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
(unaudited)	2023	2022
Operating activities:
Consolidated net income	$6,351	$18,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,385	73,285
Deferred income taxes	(5,008)	(5,304)
Amortization of non-cash interest	3,588	3,932
Stock-based compensation	14,855	14,321
Changes in fair value of contingent consideration	(3,910)	(8,836)
Net loss on strategic investments	298	232
Net loss from foreign currency adjustments	4,962	13,574
Reserves on current assets	4,294	(1,461)
Other non-cash adjustments	2,876	8,231
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,715)	(22,596)
Inventory	(12,407)	(14,632)
Prepaid expenses and other current assets	(479)	(111)
Payment of contingent consideration	(25,462)	(1,198)
Accounts payable and accrued liabilities	6,072	(4,859)
Accrued payroll and related expenses	(8,493)	(5,207)
Income taxes	4,280	413
Net cash provided by operating activities	38,487	68,092
Investing activities:
Purchases of property and equipment	(69,160)	(68,745)
Acquisitions and investments	(3,082)	(5,250)
Purchases of intangible assets	(3,000)	—
Other investing activities	—	(698)
Net cash used in investing activities	(75,242)	(74,693)
Financing activities:
Repayment of senior convertible notes	(450,000)	—
Proceeds from borrowings under revolving senior credit facility	350,000	—
Payment of contingent consideration	(31,671)	(6,839)
Proceeds from the issuance of common stock	3,432	3,716
Purchases of treasury stock	(2,978)	(5,565)
Other financing activities	(486)	(982)
Net cash used in financing activities	(131,703)	(9,670)
Effect of exchange rate changes on cash	513	(3,835)
Decrease in cash, cash equivalents and restricted cash	(167,945)	(20,106)
Cash, cash equivalents and restricted cash at beginning of period	250,157	247,585
Cash, cash equivalents and restricted cash at end of period	$82,212	$227,479
See accompanying Notes to unaudited Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company's unaudited Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$80,718	$225,985
Restricted cash	1,494	1,494
Total cash, cash equivalents and restricted cash shown in the unaudited Consolidated Statements of Cash Flows	$82,212	$227,479
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
The accompanying unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC. Pursuant to these rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual Consolidated Financial Statements prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC. In the opinion of management, the unaudited Consolidated Financial Statements and notes thereto include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented.
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
The following table summarizes the changes in the allowance for credit losses:

(in thousands)	June 30, 2023	December 31, 2022
Allowance for credit losses at January 1	$11,404	$10,928
Current-period provision for expected losses	1,913	748
Write-offs charged against the allowance	(137)	(196)
Recoveries of amounts previously written off	26	31
Changes resulting from foreign currency fluctuations	65	(107)
Allowance for credit losses at end of period	$13,271	$11,404

Inventory, net
Net inventory as of June 30, 2023 consisted of $338.3 million of finished goods, $3.8 million of work in progress and $8.7 million of raw materials. Net inventory as of December 31, 2022 consisted of $326.1 million of finished goods, $5.8 million of work in progress and $6.7 million of raw materials.
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
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) includes net of tax, unrealized gains or losses on the Company’s marketable debt securities and foreign currency translation adjustments. The accumulated other comprehensive income (loss) was $(1.3) million and $(3.2) million as of June 30, 2023 and December 31, 2022, respectively.
Product Shipment Costs
Product shipment costs, included in selling, general and administrative expense in the accompanying unaudited Consolidated Statements of Operations, were $8.9 million and $17.6 million for the three and six months ended June 30, 2023, respectively, and $10.0 million and $18.1 million for the three and six months ended June 30, 2022, respectively. The majority of the Company’s shipping costs are associated with providing instrument sets to hospitals for use in individual surgical procedures. Amounts billed to customers for shipping and handling of products are reflected in net sales and are not material for any period presented.
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
During the three months ended June 30, 2023, the Company recorded $9.8 million of costs related to acquisition, integration and business transition activities, which includes $8.9 million related to costs associated with the proposed merger with Globus Medical and $0.9 million related to fair value adjustments on contingent consideration liabilities associated with the Company’s 2022, 2021, 2017, and 2016 acquisitions.

During the six months ended June 30, 2023, the Company recorded $14.4 million of costs related to acquisition, integration and business transition activities, which includes $16.3 million related to costs associated with the proposed merger with Globus Medical, offset by a benefit of $(3.9) million related to fair value adjustments on contingent consideration liabilities associated with the Company’s 2022, 2021, 2018, 2017 and 2016 acquisitions.
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
2.    Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted consolidated net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) for basic	$7,364	$(893)	$6,351	$18,308
Dilutive potential net income (loss):
Interest and debt issuance costs on the 0.375% Senior Convertible Notes due 2025, net of tax	—	—	—	1,642
Net income (loss) for diluted	$7,364	$(893)	$6,351	$19,950
Denominator for basic and diluted net income (loss) per share:
Weighted average common shares outstanding for basic	52,418	52,022	52,331	51,926
Dilutive potential common stock outstanding:
Employee stock purchase plan (ESPP)	—	—	4	1
Restricted stock units (RSUs) and performance restricted stock units (PRSUs)	489	—	508	548
0.375% Senior Convertible Notes due 2025	—	—	—	4,824
Weighted average common shares outstanding for diluted	52,907	52,022	52,843	57,299
Basic net income (loss) per share	$0.14	$(0.02)	$0.12	$0.35
Diluted net income (loss) per share	$0.14	$(0.02)	$0.12	$0.35
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
The following weighted average outstanding common stock equivalents were not included in the calculation of net income (loss) per diluted share because their effects were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
ESPP, RSUs and PRSUs	53	46	69	143
Warrants	10,169	10,169	10,169	10,169
Senior convertible notes	4,824	10,169	4,824	5,345
Total	15,046	20,384	15,062	15,657

3.    Financial Instruments and Fair Value Measurements
Foreign Currency and Derivative Financial Instruments
The Company translates the financial statements of its foreign subsidiaries using end-of-period exchange rates for assets and liabilities, and average exchange rates during each reporting period for results of operations.
Some of the Company’s reporting entities conduct a portion of their business in currencies other than the entity’s functional currency. These transactions give rise to receivables and payables that are denominated in currencies other than the entity’s functional currency. The value of these receivables and payables is subject to changes in currency exchange rates from the point at which the transactions are originated until the settlement in cash. Both realized and unrealized gains and losses in the value of these receivables and payables are included in the determination of net income or loss. Net currency exchange (losses) gains, which include gains and losses from derivative instruments, were $(0.2) million and $(5.0) million for the three and six months ended June 30, 2023, respectively, and $(29.6) million and $13.6 million for the three and six months ended June 30, 2022, respectively, and are included in other expense, net in the unaudited Consolidated Statements of Operations.
To manage foreign currency exposure risks, the Company uses derivatives for activities in entities that have short-term intercompany receivables and payables denominated in a currency other than the entity’s functional currency. The fair value is based on a quoted market price (Level 1). As of June 30, 2023 and December 31, 2022, a notional principal amount of $16.0 million and $15.0 million, respectively, was outstanding to hedge currency risk relative to the Company’s foreign currency-denominated receivables and payables. Derivative instrument net gains on the Company’s forward exchange contracts were $1.0 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and are included in other expense, net in the unaudited Consolidated Statements of Operations. The fair value of the forward contract exchange derivative instrument asset (liability) was $(0.1) million and $(0.2) million as of June 30, 2023 and December 31, 2022, respectively. The derivative instruments are recorded in other current assets or other current liabilities in the unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end.
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

The fair values of the Company’s assets and liabilities, including cash equivalents, marketable debt and equity securities, restricted investments, derivatives, and contingent consideration are measured at fair value on a recurring basis. The fair value of the securities classified as cash equivalents and marketable equity securities are based on quoted market prices in active markets (Level 1). As of June 30, 2023, the Company held investments in securities classified as cash equivalents and marketable equity securities. Unrealized gains (losses) for marketable equity securities was $(0.6) million and $(0.3) million for the three and six months ended June 30, 2023, respectively, and included in other expense, net in the unaudited Consolidated Statement of Operations. Unrealized gains (losses) for marketable equity securities was $(0.2) million for both the three and six months ended June 30, 2022 and included in other expense, net in the unaudited Consolidated Statement of Operations. As of December 31, 2022, the Company held investments in securities classified as cash equivalents and marketable equity securities. During the periods presented, the Company did not hold any such investments that were in a significant unrealized loss position and no impairment charges were recorded on such investments. Realized and unrealized gains and losses and interest income related to marketable debt securities were immaterial during all periods presented. The Company’s assets that are measured at fair value were based on the following fair value categories:

(in thousands)	Total	Quoted Price in Active Market (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Cash equivalents:
Money market funds	$26,495	$26,495	$—	$—
Other assets:
Marketable equity securities	3,185	3,185	—	—
Total cash equivalents and other assets	$29,680	$29,680	$—	$—

December 31, 2022:
Cash equivalents:
Money market funds	$176,344	$176,344	$—	$—
Other assets:
Marketable equity securities	3,483	3,483	—	—
Total cash equivalents and other assets	$179,827	$179,827	$—	$—
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities as of June 30, 2023 and December 31, 2022 approximate their related fair values due to the short-term maturities of these instruments.
The fair value of certain financial instruments was measured and classified within Level 1 of the fair value hierarchy based on quoted prices.
Fair Value of Senior Convertible Notes
On June 1, 2023, the Company’s Senior Convertible Notes due 2023 were repaid in full at their scheduled maturity. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2023 at December 31, 2022 was approximately $441.6 million. The fair value, based on a quoted market price (Level 1), of the Company’s outstanding $450.0 million principal amount of Senior Convertible Notes due 2025 at June 30, 2023 and December 31, 2022 was approximately $411.3 million and $394.9 million, respectively. See Note 5, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion on the carrying value of the Company’s outstanding senior convertible notes.
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

The recurring Level 3 fair value measurements of contingent consideration liabilities associated with commercial sales milestones include the following significant unobservable inputs as of June 30, 2023:

2023
Valuation Techniques	Discounted cash flow, probability, Monte Carlo
Discount Rate Range	6.1% - 7.8%
Weighted Average Discount Rate	6.5%
Expected Years	2023 - 2028
Contingent consideration liabilities at June 30, 2023 and December 31, 2022 were $71.1 million and $130.6 million, respectively, and were recorded in the unaudited Consolidated Balance Sheets commensurate with the respective payment terms. The following table sets forth the changes in the estimated fair value of the Company's contingent consideration liabilities measured on a recurring basis using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2023	2022
Beginning balance at January 1	$130,615	$147,810
Contingent consideration liability recorded upon acquisition	1,541	—
Change in fair value measurement	(3,910)	(8,836)
Contingent consideration paid or settled	(57,133)	(8,037)
Changes resulting from foreign currency fluctuations	(4)	4
Balance at end of period	$71,109	$130,941
During the first quarter of 2021, the Company recorded $103.4 million in contingent consideration liabilities as part of the Simplify Medical acquisition, of which $42.8 million and $60.6 million relate to the regulatory approval and net sales milestones, respectively. In the second quarter of 2021, the Simplify Cervical Disc received approval from the Food and Drug Administration, or FDA, for two-level cervical total disc replacement which resulted in the payment of $45.8 million for the achievement of the regulatory milestone. As a result of the milestone achievement, the Company recorded a $3.0 million increase in the fair value of the contingent consideration liability, which has been recorded within business transition costs in the Company’s Consolidated Statements of Operations in the year ended December 31, 2021. Additional milestone payments, which are uncapped and contingent upon net sales from products incorporating the Simplify Medical cervical disc technology, are payable in the calendar years 2023, 2024 and 2025. The first net sales milestone payment in the amount of $56.5 million was paid in March 2023. For the six months ended June 30, 2023 and year ended December 31, 2022, the Company decreased the contingent consideration liability by $4.9 million, and $12.2 million, respectively, as a result of updates to the Company's forecasted net sales assumptions and significant unobservable inputs. The remaining contingent consideration liabilities for the Simplify Medical acquisition totaled $34.9 million and $96.3 million as of June 30, 2023 and December 31, 2022, respectively. Changes in fair value measurement of the contingent consideration liabilities are recorded in the unaudited Consolidated Statements of Operations within the business transition costs line item.
Non-financial assets and liabilities measured on a nonrecurring basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. The carrying values of the Company’s financing lease obligations approximated their estimated fair value as of June 30, 2023 and December 31, 2022.

4.    Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
June 30, 2023:
Intangible assets subject to amortization:
Developed technology	11	$366,333	$(248,725)	$117,608
Patents	10	56,291	(38,487)	17,804
Manufacturing know-how and trade secrets	12	21,380	(21,380)	—
Trade name and trademarks	9	24,889	(22,405)	2,484
Customer relationships	9	157,893	(128,441)	29,452
Total intangible assets subject to amortization	10	$626,786	$(459,438)	$167,348
In-process research and development		$2,500	$—	$2,500
Total intangible assets, net		$629,286	$(459,438)	$169,848

(in thousands, except years)	Weighted- Average Amortization Period (in years)	Gross Amount	Accumulated Amortization	Intangible Assets, net
December 31, 2022:
Intangible assets subject to amortization:
Developed technology	11	$366,521	$(241,119)	$125,402
Patents	10	56,719	(37,420)	19,299
Manufacturing know-how and trade secrets	12	21,364	(21,364)	—
Trade name and trademarks	9	24,967	(22,124)	2,843
Customer relationships	9	156,681	(122,436)	34,245
Total intangible assets subject to amortization	10	$626,252	$(444,463)	$181,789
In-process research and development		$2,500	$—	$2,500
Total intangible assets, net		$628,752	$(444,463)	$184,289
The changes to goodwill are comprised of the following:

(in thousands)
December 31, 2022
Gross goodwill	$647,963
Accumulated impairment loss	(8,300)
639,663
Changes to gross goodwill
Changes resulting from foreign currency fluctuations	(1,235)
June 30, 2023
Gross goodwill	646,728
Accumulated impairment loss	(8,300)
$638,428
Total expense related to the amortization of intangible assets, which is recorded in both cost of sales and operating expenses in the unaudited Consolidated Statements of Operations depending on the functional nature of the intangible asset, was $8.0 million and $16.8 million for the three and six months ended June 30, 2023, respectively, and $13.4 million and $27.3 million for the three and six months ended June 30, 2022, respectively.

Total future amortization expense related to intangible assets subject to amortization at June 30, 2023 is set forth in the table below:

(in thousands)
Remaining 2023	$12,741
2024	21,550
2025	20,621
2026	15,491
2027	12,733
Thereafter through 2038	84,212
Total future amortization expense	$167,348
5.    Indebtedness
The carrying values of the Company’s Senior Convertible Notes are as follows:

(in thousands)	June 30, 2023	December 31, 2022
1.00% Senior Convertible Notes due 2023:
Principal amount	$—	$450,000
Unamortized debt issuance costs	—	(1,944)
	—	448,056
0.375% Senior Convertible Notes due 2025:
Principal amount	450,000	450,000
Unamortized debt issuance costs	(4,460)	(5,798)
	445,540	444,202
Total Senior Convertible Notes	$445,540	$892,258

Less: Current portion of Senior Convertible Notes	$—	$(448,056)
Long-term Senior Convertible Notes	$445,540	$444,202

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense:
Contractual coupon interest	$1,172	$1,547	$2,719	$3,094
Amortization of debt issuance costs	1,449	1,816	3,282	3,626
Total interest expense recognized on Senior Convertible Notes	$2,621	$3,363	$6,001	$6,720

Effective interest rates:
Senior Convertible Notes due 2023(1)(2)	2.0%	2.0%	2.0%	2.0%
Senior Convertible Notes due 2025(1)	1.0%	1.0%	1.0%	1.0%
(1) Interest on Senior Convertible Notes due 2023 and 2025 began accruing upon issuance and is payable semi-annually.
(2) Senior Convertible Notes due 2023 were repaid in full at their scheduled maturity on June 1, 2023.

1.00% Senior Convertible Notes due 2023
In June 2020, the Company issued $450.0 million principal amount of unsecured Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, or the 2023 Notes. On June 1, 2023 the Company repaid in full the 2023 Notes at their scheduled maturity as further discussed below.
The net proceeds from the offering of the 2023 Notes, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. The 2023 Notes were initially required to be settled in cash as the Company did not have sufficient reserved shares. On September 10, 2020, the Company held a Special Meeting of Stockholders and received stockholder approval to amend the Company’s Restated Certificate of Incorporation to increase the number of shares of its common stock authorized for issuance from 120,000,000 shares to 150,000,000 shares. As a result of the increase in the number of shares of the Company’s common stock authorized for issuance, as of September 10, 2020 and as of December 31, 2020, 2021 and 2022, respectively, the Company had sufficient reserved shares. The 2023 Notes permitted the Company to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at the Company’s discretion, and the Company elected to settle all conversions in cash. The initial conversion rate of the 2023 Notes was 11.8778 shares per $1,000 principal amount, which was equivalent to a conversion price of approximately $84.19 per share, subject to adjustments. The Company also entered into transactions for a convertible notes hedge and warrants concurrently with the issuance of the 2023 Notes.
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
Prior to February 1, 2023, holders could have converted their 2023 Notes only under the following conditions: (a) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (b) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price of the 2023 Notes per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; or (c) upon the occurrence of specified corporate events, as defined in the 2023 Notes. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders could have converted their 2023 Notes at any time, regardless of the foregoing conditions.
The Company could not have redeemed the 2023 Notes prior to the maturity date and no principal payments were due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes did not contain any financial covenants and did not restrict the Company from conducting significant restructurings, paying dividends or issuing or repurchasing any of its other securities.

2023 Hedge
In connection with the sale of the 2023 Notes, the Company entered into privately negotiated call option transactions with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions, or the 2023 Counterparties, entitling the Company to purchase up to 5,345,010 shares of the Company’s common stock at an initial stock price of $84.19 per share, each of which was subject to adjustment. The 2023 Hedge was initially required to be settled in cash as the Company did not have sufficient reserved shares with respect to the 2023 Notes. As a result, the 2023 Hedge was accounted for as a derivative asset, which was included in long-term assets in the Company’s unaudited Consolidated Balance Sheets. The cost of the 2023 Hedge was $69.5 million. On September 10, 2020, as a result of the increase in the number of shares of the Company’s common stock authorized for issuance, the Company had sufficient reserved shares to settle the 2023 Notes, which therefore allowed for the 2023 Hedge to be settled in cash, stock, or a combination thereof. In accordance with authoritative literature, the Convertible Note Hedge Derivative was marked to fair value and reclassified to stockholders’ equity, which resulted in recognizing a reduction of $37.3 million in additional paid-in-capital during 2020. The 2023 Hedge expired on the second scheduled trading day immediately preceding June 1, 2023 and was put in place to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of the Company’s common stock exceeded the strike price of the 2023 Hedge. Prior to its expiration, an assumed exercise of the 2023 Hedge by the Company was considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.
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
Repayment of the 2023 Notes
On June 1, 2023, the 2023 Notes reached maturity and the Company repaid in full the 2023 Notes. The Company applied $452.3 million in cash to repay the outstanding principal of the 2023 Notes and accrued and unpaid interest thereon at maturity. The Company funded the repayment of the outstanding principal amount of the 2023 Notes and accrued interest thereon using proceeds from borrowings under its senior credit facility and available cash on hand.
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
The 2020 Facility matures in February 2025 (subject to an earlier springing maturity date), and includes a sublimit of $50.0 million for standby letters of credit, a sublimit of $250.0 million for multicurrency borrowings, and a sublimit of $5.0 million for swingline loans. All assets of the Company and its material domestic subsidiaries continue to be pledged as collateral under the 2020 Facility (subject to customary exceptions) pursuant to the terms set forth in the Second Amended and Restated Security and Pledge Agreement executed in favor of the administrative agent by the Company. Each of the Company’s material domestic subsidiaries guarantee the 2020 Facility. In connection with the 2020 Facility, the Company incurred issuance costs which will be amortized over the term of the 2020 Facility. As of June 30, 2023, the Company had $350.0 million in aggregate principal amount of revolving loans outstanding under the 2020 Facility. The Company did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2022.
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

7.    Stockholders’ Equity
The Company is authorized to repurchase up to $100 million of its common stock through December 31, 2023. Under this program, the Company is authorized to repurchase its shares in open market purchases, privately negotiated purchases or other transactions. The Company did not repurchase any common stock during the six months ended June 30, 2023.
8.    Stock-Based Compensation
The compensation cost that has been included in the unaudited Consolidated Statements of Operations for the Company’s stock-based compensation plans was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Selling, general and administrative expense	$3,886	$5,171	$10,247	$11,612
Research and development expense	4,048	2,288	4,557	2,617
Cost of sales	15	55	51	92
Stock-based compensation expense before taxes	7,949	7,514	14,855	14,321
Related income tax benefit	(734)	(1,331)	(1,373)	(2,536)
Stock-based compensation expense, net of taxes	$7,215	$6,183	$13,482	$11,785
As of June 30, 2023, there was $59.9 million of unrecognized compensation expense for restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs, to be recognized over a weighted average period of 2.2 years.
Restricted Stock Units and Performance-Based Restricted Stock Units
The Company issued approximately 7,000 and 291,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the three and six months ended June 30, 2023, respectively, and issued approximately 329,000 shares of common stock, before net share settlement, upon vesting of RSUs and PRSUs during the year ended December 31, 2022.
Employee Stock Purchase Plan
The weighted average assumptions used to estimate the fair value of stock purchase rights under the employee stock purchase plan, or ESPP, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ESPP
Volatility	42%	44%	42%	34%
Expected term (years)	0.5	0.5	0.5	0.5
Risk free interest rate	4.6%	1.2%	4.6%	0.5%
Expected dividend yield	—%	—%	—%	—%
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
9.    Income Taxes
Income taxes are determined using an estimated annual effective tax rate applied against income, and then adjusted for the tax impacts of certain significant and discrete items. For the six months ended June 30, 2023, the Company treated the tax impact of the following as discrete events for which the tax effect was recognized separately from the application of the annual effective tax rate: tax expense related to shortfalls on stock-based compensation and tax reserves. The Company’s effective tax rate recorded for the six months ended June 30, 2023 was 50%, primarily due to the size of discrete items of tax expense related to shortfalls on stock-based compensation and tax reserves relative to year-to-date pretax income.

In accordance with the disclosure requirements as described in Accounting Standards Codification 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the six months ended June 30, 2023, there was an increase in gross unrecognized tax benefits of approximately $3.6 million, primarily related to research and development credits and the valuation of intangible assets. The Company believes it is reasonably possible that approximately $1.4 million of its remaining unrecognized tax positions may be recognized within the next twelve months primarily attributable to a settlement with the Dutch tax authority related to tax positions involving the valuation of intercompany transactions.
The Company is subject to routine compliance reviews on various tax matters around the world in the ordinary course of business. Currently, the only active audits are with the U.S. Internal Revenue Service for the 2014 – 2016 tax years, Illinois State for the 2020 tax year, the Netherlands for the 2019 tax year, and Italy for the 2017 tax year. California income tax returns are subject to examination in all years due to prior year net operating losses and research and development credits. Income tax returns of other major state and foreign jurisdictions remain subject to examination from 2018 and 2017 forward, respectively.
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
Net sales by product line was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Spinal hardware	$244,462	$232,679	$478,762	$453,475
Surgical support	73,324	77,772	146,735	147,738
Total net sales	$317,786	$310,451	$625,497	$601,213
Net sales and property and equipment, net, by geographic area were as follows:

	Net Sales				Property and Equipment, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2023	December 31, 2022
(in thousands)	2023	2022	2023	2022
United States	$240,581	$238,339	$477,995	$459,168	$304,212	$295,914
International (excludes Puerto Rico)	77,205	72,112	147,502	142,045	56,221	50,596
Total	$317,786	$310,451	$625,497	$601,213	$360,433	$346,510

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
The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the unaudited Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded in the unaudited Consolidated Balance Sheets. The Company recognizes lease expense on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $1.5 million as of June 30, 2023 and December 31, 2022.
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
The table below summarizes the Company’s right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022:

(in thousands, except years and rates)	June 30, 2023	December 31, 2022
Assets
Operating	$92,160	$95,112
Financing	1,697	1,893
Total leased assets	$93,857	$97,005

Liabilities
Current:
Operating	$10,785	$10,019
Financing	812	1,084
Long-term:
Operating	99,823	103,806
Financing	890	872
Total lease liabilities	$112,310	$115,781

Supplemental non-cash information:
Weighted-average remaining lease term (years) - operating leases	10.4	10.9
Weighted-average remaining lease term (years) - finance leases	2.7	2.6
Weighted-average discount rate - operating leases	5.3%	5.3%
Weighted-average discount rate - finance leases	4.1%	3.7%

The table below summarizes the Company’s lease costs, cash payments, and operating lease liabilities arising from obtaining right-of-use assets under its operating and financing lease obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Lease expense:
Operating lease expense	$4,156	$4,049	$8,346	$8,156
Finance lease expense:
Depreciation of right-of-use assets	209	437	467	834
Interest expense on lease liabilities	21	24	42	54
Total lease expense	$4,386	$4,510	$8,855	$9,044

Consolidated Statements of Cash Flows information:
Operating cash flows used for operating leases	$4,251	$4,139	$8,545	$8,292
Operating cash flows used for financing leases	21	24	42	54
Financing cash flows used for financing leases	217	461	487	982
Total cash paid for amounts included in the measurement of lease liabilities	$4,489	$4,624	$9,074	$9,328

Supplemental non-cash information:
Operating lease liabilities arising from obtaining right-of-use assets	$1,699	$909	$2,496	$1,408
The Company’s future minimum annual lease payments under operating and financing leases at June 30, 2023 are as follows:

(in thousands)	Financing Leases	Operating Leases
Remaining 2023	$504	$8,316
2024	668	15,542
2025	352	13,308
2026	287	12,728
2027	—	11,968
Thereafter	—	85,152
Total minimum lease payments	$1,811	$147,014
Less: amount representing interest	(109)	(36,406)
Present value of obligations under leases	1,702	110,608
Less: current portion	(812)	(10,785)
Long-term lease obligations	$890	$99,823
Executive Severance Plans
The Company has employment contracts with key executives and maintains severance plans that provide for the payment of severance and other benefits if such executives are terminated for reasons other than cause, as defined in those agreements and plans. Certain agreements call for payments that are based on historical compensation, and accordingly, the amount of the contractual commitment will change over time commensurate with the executive’s applicable earnings. At June 30, 2023, future commitments for such key executives were approximately $14.2 million. In certain circumstances, the agreements call for the acceleration of equity vesting. Those figures are not reflected in the above information.

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
•the proposed merger with Globus Medical, Inc.;
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
The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 9, 2023.
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
During the three and six months ended June 30, 2023, procedural volume rates for elective surgeries increased in the U.S. and certain international regions compared to the same period in 2022 as hospital systems continue to mitigate healthcare worker shortages and other supply chain disruptions. While many countries have removed or reduced the restrictions initially implemented in response to COVID-19, the pandemic continues to evolve, and its impact on our business will depend on several factors that are highly uncertain and unpredictable, including, the efficacy and adoption of vaccines and treatments, future resurgences of the virus and its variants, the imposition of government lockdowns, quarantine and physical distancing requirements, patient capacity at hospitals and healthcare systems, the duration and severity of healthcare worker shortages, and the willingness and ability of patients to seek care and treatment due to safety concerns or financial hardship. Additionally, due to the significant uncertainty that exists relative to the duration and overall impact of the macroeconomic factors discussed above, our future operating results may be negatively impacted. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomic conditions provided under Item 1A – Risk Factors of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Results of Operations
Net Sales

	June 30,
(in thousands, except %)	2023	2022	$ Change	% Change
Three Months Ended
Net sales
Spinal hardware	$244,462	$232,679	$11,783	5%
Surgical support	73,324	77,772	(4,448)	(6)%
Total net sales	$317,786	$310,451	$7,335	2%
Six Months Ended
Net sales
Spinal hardware	$478,762	$453,475	$25,287	6%
Surgical support	146,735	147,738	(1,003)	(1)%
Total net sales	$625,497	$601,213	$24,284	4%
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

Net sales from our spinal hardware product line offerings increased $11.8 million and $25.3 million, or 5% and 6%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Product volume within spinal hardware increased our net sales by approximately 7% and 8% during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to increased spine procedural volumes. There were unfavorable pricing changes of approximately 1% during both the three and six months ended June 30, 2023, compared to the same periods in 2022. Foreign currency fluctuations decreased our spinal hardware net sales by approximately 1% during both the three and six months ended June 30, 2023, compared to the same periods in 2022.
Net sales from our surgical support product line offerings decreased $4.4 million, or 6%, during the three months ended June 30, 2023, compared to the same period in 2022. Product and service volume within surgical support decreased our net sales by approximately 5% during the three months ended June 30, 2023, primarily due to decreased IONM service and surgical procedural volumes, compared to the same period in 2022. There were unfavorable pricing changes of approximately 1% during the three months ended June 30, 2023, compared to the same period in 2022. Foreign currency fluctuations had a de minimis impact on surgical support net sales during the three months ended June 30, 2023, compared to the same period in 2022.
Net sales from our surgical support product line offerings decreased $1.0 million, or 1%, during the six months ended June 30, 2023, compared to the same period in 2022. Foreign currency fluctuations decreased our surgical support net sales by approximately 1% during the six months ended June 30, 2023, compared to the same period in 2022.
Cost of Sales, Excluding Below Amortization of Intangible Assets

	June 30,
(in thousands, except %)	2023	2022	$ Change	% Change
Three Months Ended
Cost of sales	$89,475	$85,758	$3,717	4%
% of total net sales	28%	28%		—%
Six Months Ended
Cost of sales	$175,845	$164,855	$10,990	7%
% of total net sales	28%	27%		1%
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
Cost of sales increased $3.7 million and $11.0 million, or 4% and 7%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Cost of sales as a percentage of net sales was 28% for the three and six months ended June 30, 2023. For the three months ended June 30, 2023, cost of sales as a percentage of net sales was flat compared to the same period in 2022. For the six months ended June 30, 2023, cost of sales as a percentage of net sales increased by 1%, compared to the same period in 2022, primarily associated with proportional higher net sales in 2023.

Operating Expenses

(in thousands, except %)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Selling, general and administrative	$163,859	$160,696	$3,163	2%
% of total net sales	52%	52%
Research and development	28,654	25,913	2,741	11%
% of total net sales	9%	8%
Amortization of intangible assets	8,021	12,637	(4,616)	(37%)
Business transition costs	9,812	(7,624)	17,436	229%

(in thousands, except %)	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Selling, general and administrative	$340,051	$320,977	$19,074	6%
% of total net sales	54%	53%
Research and development	53,227	49,271	3,956	8%
% of total net sales	9%	8%
Amortization of intangible assets	16,817	25,669	(8,852)	(34%)
Business transition costs	14,426	(4,564)	18,990	416%
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
Selling, general and administrative expenses increased $3.2 million and $19.1 million, or 2% and 6%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase during the three and six months ended June 30, 2023, compared to the same periods in 2022, is primarily due to increased sales commissions and depreciation costs for surgical sets associated with higher net sales and increased legal expenses associated with certain ongoing litigation matters. The increase during the three months ended June 30, 2023 was partially offset by a reduction in freight costs and travel expenses, compared to the same period in 2022, as global supply chains began to recover and travel costs continue to normalize after the easing of COVID-19 related restrictions in the prior period. During the three and six months ended June 30, 2023, we have continued to experience macroeconomic inflationary pressures within our selling, general and administrative expenses.
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
Research and development expense increased $2.7 million and $4.0 million, or 11% and 8%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase in spending for the periods is primarily due to higher headcount-related costs and further development, enhancement and functionality of our current and future product offerings, including capital equipment. Over the course of the COVID-19 pandemic, we have stayed committed to our investment in research and development in order to further advance our leadership position in spine surgery and our enabling technologies portfolio.
Amortization of Intangible Assets
Amortization of intangible assets relates to the amortization of finite-lived intangible assets acquired. Amortization expense decreased by $4.6 million and $8.9 million, or 37% and 34%, during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease during the periods is primarily due to the completion of amortization associated with certain acquisition-related intangible assets during 2022 and the six months ended June 30, 2023, partially offset by amortization associated with intangibles acquired in 2023.

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
During the three months ended June 30, 2023, we recorded $9.8 million of costs related to acquisition, integration and business transition activities, which includes $8.9 million related to costs associated with the proposed merger with Globus Medical and $0.9 million related to fair value adjustments on contingent consideration liabilities associated with our 2022, 2021, 2017 and 2016 acquisitions.
During the six months ended June 30, 2023, we recorded $14.4 million of costs related to acquisition, integration and business transition activities, which includes $16.3 million related to costs associated with the proposed merger with Globus Medical, offset by a benefit of $(3.9) million related to fair value adjustments on contingent consideration liabilities associated our 2022, 2021, 2018, 2017 and 2016 acquisitions.
During the three months ended June 30, 2022, we recorded a benefit of $(7.6) million related to acquisition, integration and business transition activities, which included $(8.9) million in fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
During the six months ended June 30, 2022, we recorded a benefit of $(4.6) million related to acquisition, integration and business transition activities, which included $(8.8) million in fair value adjustments on contingent consideration liabilities associated with our 2021, 2017 and 2016 acquisitions.
Interest and Other Expense, Net

(in thousands, except %)	June 30,
	2023	2022	$ Change	% Change
Three Months Ended
Interest income	$1,355	$262	$1,093	417%
Interest expense	(6,008)	(4,352)	(1,656)	38%
Other expense, net	(826)	(29,681)	28,855	(97)%
Total interest and other expense, net	$(5,479)	$(33,771)	$28,292	(84)%
Six Months Ended
Interest income	$3,183	$305	$2,878	944%
Interest expense	(10,386)	(8,731)	(1,655)	19%
Other expense, net	(5,262)	(13,437)	8,175	(61)%
Total interest and other expense, net	$(12,465)	$(21,863)	$9,398	(43)%
Total interest and other expense, net for the periods presented included gains and losses from strategic investments and net foreign currency exchange gains and losses.
Total interest and other expense, net decreased by $28.3 million and $9.4 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Other expense, net decreased by $28.9 million and $8.2 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. This decrease is primarily related to the decrease in net foreign currency exchange losses of $29.4 million and $8.6 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. This decrease was partially offset by interest expense, which increased by $1.7 million during both the three and six months ended June 30, 2023, compared to the same periods in 2022. This increase was primarily due to higher interest rates associated with borrowings under our senior credit facility, the proceeds of which were used to repay the Senior Convertible Notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, or the 2023 Notes, in the current period. Interest income increased by $1.1 million and $2.9 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher interest amounts earned on our money market funds.

Income Tax Expense

(in thousands, except %)	June 30,
	2023	2022
Three Months Ended
Income tax expense	$(5,122)	$(193)
Effective income tax rate	41%	(28)%
Six Months Ended
Income tax expense	$(6,315)	$(4,834)
Effective income tax rate	50%	21%
The provision for income tax expense was 41% for the three months ended June 30, 2023, compared with a provision for income tax expense of (28)% on pre-tax (loss) for the three months ended June 30, 2022. The increased rate during the three months ended June 30, 2023 was primarily due to increased tax reserves and lower return to provision benefits offset by decreased valuation allowances.
The provision for income tax expense was 50% for the six months ended June 30, 2023, compared with a provision for income tax expense of 21% for the six months ended June 30, 2022. The increased rate during the six months ended June 30, 2023, was primarily due to increased valuation allowances, increased tax reserves, lower return to provision benefits, and shortfalls on share based compensation offset by reduced foreign income inclusions, and increased foreign tax credits.

Liquidity, Cash Flows and Capital Resources
Liquidity and Capital Resources
Our principal sources of liquidity are our existing cash and cash equivalents, cash generated from operations, proceeds from our convertible notes issuances, and access to our revolving senior credit facility. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, which include impacts from the COVID-19 pandemic and general macroeconomic conditions, working capital requirements and capital deployment decisions. We have historically invested our cash primarily in U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Additionally, the COVID-19 pandemic and general macroeconomic conditions have led to disruptions in the global supply chain. While we have largely been able to mitigate the impact, we have experienced challenges associated with material and component availability for certain product lines, longer shipping and delivery times for raw materials and components, constrained logistics capacity related to the movement of our products, availability of skilled labor and increased costs of raw materials, components, labor, and freight and courier services.
Our future capital requirements will depend on many factors including our growth rate in net sales, the timing and extent of spending to support development efforts, the expansion of selling, general and administrative activities, the timing of introductions of new products and enhancements to existing products, successful insourcing of our manufacturing process, the continuing market acceptance of our products, the expenditures associated with possible future acquisitions or other business combination transactions, the outcome of current and future litigation, international expansions of our business, and impacts from the COVID-19 pandemic and global macroeconomic factors. We expect our cash flows from operations to continue to fund the ongoing core business. As borrowings become due, we may be required to access the capital markets or utilize our senior credit facility for additional funding. In May 2023, we borrowed $350 million in aggregate principal amount of revolving loans under our senior credit facility and used these funds, together with cash on hand, to repay in full the $450 million of the 2023 Notes at their maturity on June 1, 2023. Following this borrowing and the repayment of the 2023 Notes, we have remaining borrowing capacity of $200 million under the senior credit facility. As we assess inorganic growth strategies, we may need to supplement our internally generated cash flow with outside sources. As part of our liquidity strategy, we will continue to monitor our current level of earnings and cash flow generation as well as our ability to secure additional credit facilities, term loans, or other similar arrangements and access the capital markets in light of those earning levels and general financial market conditions.
A substantial portion of our operations are located in the U.S., and the majority of our net sales and cash generation have been made in the U.S. However, as our business in markets outside of the U.S. continues to increase, our exposure to foreign currency exchange risk related to our foreign operations will increase. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily in the Australian dollar, the Brazilian real, the British pound sterling, the Colombian peso, the euro, the Japanese yen and the Singapore dollar, has and could continue to adversely affect our financial results, including our net sales, growth rates in net sales, gross margins, gains and losses as well as assets and liabilities. In particular, as a result of our acquisition of Simplify Medical, we have additional exposure to fluctuations in the Australian dollar. We established intercompany receivables and payables in Australian dollars in connection with the acquisition of Simplify Medical, a proprietary limited company registered in Australia. Additionally, we have future contingent consideration liabilities denominated in U.S. dollars, in connection with the acquisition of Simplify Medical, which are the financial obligation of NuVasive (AUST/NZ) Pty Limited, an Australian dollar denominated company. Both the intercompany receivables and payables and contingent consideration liabilities are subject to foreign currency remeasurement. While we enter into forward currency contracts for certain currencies to partially offset the impact from fluctuations of the foreign currency rates on our third-party and short-term intercompany receivables and payables between our domestic and international operations, we have not entered into hedges with respect to the Australian dollar. In addition, we currently do not hedge future forecasted transactions but will continue to assess whether that strategy is appropriate. As of June 30, 2023, the cash balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $41.4 million and it is our intention to indefinitely reinvest all of our current foreign earnings to increase working capital within our international business and to expand our existing operations outside the U.S. As of June 30, 2023, our account receivable balance held by our foreign subsidiaries with currencies other than the U.S. dollar was approximately $79.8 million. We have operations in markets in which there is governmental financial instability which could impact funds that flow into the medical reimbursement system. In addition, loss of financial stability within these markets could lead to delays in reimbursement or inability to remit payment due to currency controls. Specifically, we have operations and/or sales in Puerto Rico, Brazil and Argentina. We do not have any material financial exposure to one customer or one country that would significantly hinder our liquidity.

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
On September 12, 2016, we completed an acquisition of an imaging software and technology platform known as Lessray. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $34.1 million for contingent consideration liabilities related to the achievement of certain regulatory and commercial milestones. In January 2018, we paid $9.0 million of the outstanding contingent consideration liabilities for the achievement of a commercial milestone. In July 2018, we paid $10.0 million of the outstanding contingent consideration liabilities for the achievement of a regulatory approval milestone. As of June 30, 2023, we anticipate the remaining sales-based milestones will become payable between 2023 and 2024 but this date is subject to change based on the achievement of those commercial milestones.
On September 7, 2017, we completed an acquisition of a medical device company that developed interbody implants for spinal fusion using patented porous PEEK technology. In connection with the acquisition, we recorded a purchase accounting fair value estimate of $31.4 million for contingent consideration liabilities related to the achievement of certain manufacturing and commercial milestones. In May 2020, we paid $7.5 million toward the successful achievement of a milestone. In March 2022, we paid $7.5 million toward the successful achievement of a second milestone. As of June 30, 2023, there are two remaining milestones, and we anticipate the next milestone will become payable in 2024 with the final milestone anticipated no earlier than 2027. These dates are subject to change based on the achievement of those manufacturing and commercial milestones.
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

Cash and cash equivalents were $80.7 million and $248.7 million at June 30, 2023 and December 31, 2022, respectively. While the efforts to contain and manage the spread and impact of COVID-19 have created significant disruptions to the healthcare system and the global economy, as of the filing date of this report, we believe our existing cash and cash equivalents, projected future cash flows from operations and access to external financing sources are sufficient to satisfy our current and reasonably anticipated requirements for funds to conduct our operations in the ordinary course of our business and pay our obligation as they become due for the next twelve months. Additionally, we have varying needs for cash in connection with our Senior Convertible Notes, as well as for certain acquisition-related obligations and contingent consideration achievements. Future litigation or requirements to escrow funds could also materially impact our liquidity and our ability to invest in and operate our business on an ongoing basis. We expect to use our cash resources or cash borrowings under our senior credit facility to support our business within the context of prevailing market and economic conditions, which, given the continued unpredictability of the COVID-19 pandemic and global macroeconomic conditions, could rapidly and materially deteriorate or otherwise change. During this time, we may seek other sources of liquidity through capital market or bank loan transactions to support our business needs. In addition, we may seek to further adjust or amend the terms of and/or expand the capacity of our existing senior credit facility, or enter into additional credit facilities, term loans, or other similar arrangements. However, with continued uncertainty surrounding the COVID-19 pandemic and the macroeconomic conditions discussed above, our ability to engage in such transactions may be constrained by volatile financial market conditions, unfavorable lending terms, reduced investor and/or lender interest or capacity, as well as our liquidity, leverage, and general creditworthiness and we can provide no assurance as to successfully completing such transactions. Furthermore, our ability to borrow under our existing revolving senior credit facility is subject to remaining in compliance with underlying financial covenants which may be difficult to satisfy if our business experiences additional disruptions as a result of the COVID-19 pandemic or global macroeconomic conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic and global macroeconomics conditions is provided under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.
On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 went into effect which eliminates the option to deduct research and development expenditures in the year incurred and requires taxpayers to capitalize and amortize domestic expenditures over five years and foreign expenditures over fifteen years. As of June 30, 2023, there has been no legislation passed to repeal or modify the provision. This provision has adversely impacted cash flows from operations during 2022 and for the three months ended June 30, 2023, and is expected to continue to adversely impact future cash flows from operations unless the provision is repealed or modified.
In February 2023, the Internal Revenue Service offered relief to certain tax filers in Federal Emergency Management Agency designated disaster areas related to severe winter storms. As our San Diego corporate office is located in one of these designated areas, we are eligible to defer certain tax payments due prior to October 16, 2023. We have elected to defer the extension payment for our 2022 U.S. federal income taxes, as well as our quarterly estimated U.S. federal income tax payment for first quarter, and we intend to defer future quarterly estimated U.S. federal income tax payments due prior to October 16, 2023, until October 16, 2023.
The decrease in liquidity during the six months ended June 30, 2023 of $167.9 million was primarily driven by $452.3 million in cash outflows related to the repayment of the 2023 Notes, $56.5 million in cash outflows for the first net sales milestone payment related to the Simplify Medical acquisition, offset by $350.0 million in cash inflows related to proceeds from borrowings under our revolving senior credit facility. At June 30, 2023, we had cash totaling $1.5 million in restricted accounts which is not available to us to meet any ongoing capital requirements if and when needed.

Cash Flows
The following table summarizes our unaudited Consolidated Statements of Cash Flows:

(in thousands, except %)	Six Months Ended June 30,		2022 to 2023
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$38,487	$68,092	$(29,605)	(43)%
Net cash used in investing activities	(75,242)	(74,693)	(549)	1%
Net cash used in financing activities	(131,703)	(9,670)	(122,033)	1262%
Effect of exchange rate changes on cash	513	(3,835)	4,348	113%
Decrease in cash, cash equivalents and restricted cash	$(167,945)	$(20,106)	$(147,839)	735%
Cash Flows from Operating Activities
Cash provided by operating activities was $38.5 million for the six months ended June 30, 2023, compared to $68.1 million for the same period in 2022. The $29.6 million decrease in cash provided by operating activities was primarily due to the payment of $56.5 million for the first net sales milestone related to the Simplify Medical acquisition, of which $25.5 million was reflected within our operating activities. This decrease was partially offset by the timing of spending for inventory purchases and the timing of collections and payments associated with our accounts receivable and accounts payable and accrued liabilities during the six months ended June 30, 2023, compared to the same period in 2022.
Cash Flows from Investing Activities
Cash used in investing activities was $75.2 million for the six months ended June 30, 2023, compared to $74.7 million for the same period in 2022. In both periods, cash used in investing activities was primarily related to purchases of property and equipment and expenditures related to acquisitions and investments.
Cash Flows from Financing Activities
Cash used in financing activities was $131.7 million for the six months ended June 30, 2023, compared to $9.7 million for the same period in 2022. The $122.0 million increase in cash used in financing activities was primarily due to the $450.0 million repayment of the 2023 Notes and the $56.5 million payment for the first net sales milestone related to the Simplify Medical acquisition, of which $31.7 million was reflected within our financing activities. This increase was partially offset by $350.0 million in proceeds from borrowings under our revolving senior credit facility.
Treasury stock purchases related to equity award vesting totaled $3.0 million during the six months ended June 30, 2023. We use net share settlement on stock issuances, which results in cash tax payments. Net share settlement is generally used in lieu of cash payments by employees for minimum tax withholding for equity awards. The net share settlement is accounted for as a treasury share repurchase transaction, with the cost of any deemed repurchased shares included in treasury stock and reported as a reduction in total equity at the time of settlement. Additionally, net share settlement for tax withholding requires us to fund a significant amount of cash for certain tax payment obligations from time-to-time with respect to the employee tax obligations for vested equity awards. We anticipate using cash generated from operating activities to fund such payments.
Senior Convertible Notes
1.00% Senior Convertible Notes due 2023
In June 2020, we issued $450.0 million principal amount of unsecured senior convertible notes with a stated interest rate of 1.00% and a maturity date of June 1, 2023, which we refer to as the 2023 Notes. On June 1, 2023, we repaid in full the 2023 Notes at their scheduled maturity as further discussed below.

The net proceeds from the offering, after deducting initial purchasers’ discounts and costs directly related to the offering, were approximately $436.7 million. Interest on the 2023 Notes began accruing upon issuance and was payable semi-annually. The 2023 Notes permitted us to settle conversions of the 2023 Notes in cash, stock, or a combination thereof, solely at our discretion, and we elected to settle all conversions in cash. We could not have redeemed the 2023 Notes prior to the maturity date and no principal payments were due on the 2023 Notes prior to maturity. Other than restrictions relating to certain fundamental changes and consolidations, mergers or asset sales and customary anti-dilution adjustments, the 2023 Notes did not contain any financial covenants and did not restrict us from conducting significant restructurings, paying dividends or issuing or repurchasing any of our other securities. Prior to the close of business on the business day immediately preceding February 1, 2023, the 2023 Notes were convertible at the option of holders only upon the satisfaction of specified conditions and during certain periods. On or after February 1, 2023, until the close of business on the second scheduled trading day immediately preceding June 1, 2023, holders could have converted their 2023 Notes at any time, regardless of these conditions.
In connection with the sale of the 2023 Notes, we entered into transactions for convertible notes hedge, which we refer to as the 2023 Hedge, and warrants, which we refer to as the 2023 Warrants. The 2023 Hedge was entered into with certain dealers, which included affiliates of certain of the initial purchasers of the 2023 Notes and other financial institutions, which we refer to as the 2023 Counterparties, entitling us to purchase up to 5,345,010 shares of our own common stock at an initial price of $84.19 per share, each of which is subject to adjustment. The cost of the 2023 Hedge was $69.5 million. The 2023 Hedge expired on the second scheduled trading day immediately preceding June 1, 2023 and was put in place to reduce the potential equity dilution upon conversion of the 2023 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the 2023 Hedge. Prior to its expiration, our assumed exercise of the 2023 Hedge was considered anti-dilutive since the effect of the inclusion would always be anti-dilutive with respect to the calculation of diluted earnings per share.
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
On June 1, 2023, the 2023 Notes reached maturity and we repaid in full the 2023 Notes. We applied $452.3 million in cash to repay the outstanding principal of the 2023 Notes and accrued and unpaid interest thereon at maturity. We funded the repayment of the outstanding principal amount of the 2023 Notes and accrued interest thereon using proceeds from borrowings under our senior credit facility and available cash on hand.
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
Revolving Senior Credit Facility
In February 2020, we entered into a Second Amended and Restated Credit Agreement, or the 2020 Credit Agreement, for a revolving senior credit facility, referred to as the 2020 Facility, which replaced the previous Amended and Restated Credit Agreement we had entered into in April 2017. The 2020 Credit Agreement was amended in May 2020 to, among other things, provide additional flexibility in determining the financial covenant leverage ratios for the second and third fiscal quarters of 2020 and to adjust certain margin and benchmark rates used to determine interest under the 2020 Facility. The 2020 Credit Agreement was further amended in May 2023 to replace the LIBOR-based rates with a SOFR-based rate (including a customary spread adjustment) and other rates for “Alternate Currencies” including, Australian dollars (BBSY), British pound sterling (SONIA), Euros (EURIBOR) and Japanese yen (TIBOR) and adjusts certain other provisions to reflect current documentation standards and other agreed modifications. The 2020 Credit Agreement provides for secured revolving loans, multicurrency loan options and letters of credit in an aggregate amount of up to $550.0 million. As of June 30, 2023, we had $350.0 million in aggregate principal amount of revolving loans outstanding under the 2020 Facility. We did not carry any outstanding revolving loans under the 2020 Facility as of December 31, 2022.
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
The 2020 Credit Agreement contains affirmative, negative, permitted acquisition and financial covenants, and events of default customary for financings of this type. The financial covenants require us to maintain a consolidated interest coverage ratio and certain consolidated leverage ratios, which are measured on a quarterly basis. The 2020 Facility grants the lenders preferred first priority liens and security interests in capital stock, intercompany debt and all of our present and future property and assets including each guarantor. As of June 30, 2023, we are in compliance with the 2020 Credit Agreement covenants.
See Note 5, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for more information about the repayment of the 2023 Notes, the expiration of the 2023 Hedge, the 2023 Warrants, the 2025 Notes, the 2025 Hedge, the 2025 Warrants and the 2020 Credit Agreement.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses. On an ongoing basis, we evaluate our estimates including those related to credit losses, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and there have been no material changes during the six months ended June 30, 2023.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.
Contractual Obligations and Commitments
As of June 30, 2023, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity and Risk
As of June 30, 2023, our exposure to interest rate risk is related to our investment portfolio, which consists largely of money market funds of high quality financial institutions, and to our outstanding revolving loans under the 2020 Facility, which have a variable interest rate.
Due to the short-term nature of our investments, we have assessed that there is no material exposure to interest rate risk arising from these investments. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. As of June 30, 2023, we do not hold any material asset-backed investment securities and as of June 30, 2023, we did not realize any losses related to asset-backed investment securities. Based upon our overall interest rate exposure as of June 30, 2023, a change of 10% in interest rates, assuming the amount of our investment portfolio and overall economic environment remains constant, would not have a material effect on interest income. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in instruments that meet high credit quality standards, as specified in our investment policy. None of our investments are held for trading purposes. Our policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.
As of June 30, 2023, we only held investments in securities of a short-term nature classified as cash equivalents. During the periods presented, we did not hold any investments that were in a significant unrealized loss position and no impairment charges were recorded. Realized gains and losses related to these investments were immaterial during the periods presented. Interest income of $1.4 million and $3.2 million was recognized during the three and six months ended June 30, 2023, respectively.
We are also exposed to market risk related to adverse changes in variable interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which as of our latest amendment to the 2020 Credit Agreement, are SOFR- based rates (and previously, LIBOR- based rates). Fluctuations in these interest rates may result in reductions of earnings or cash flows due to increases in the interest rates we pay on the outstanding revolving loans under the 2020 Facility. Based upon our overall interest rate exposure as of June 30, 2023, a change in interest rates of 10%, assuming the amount of outstanding revolving loans and overall economic environment remains constant, would not have a material effect on interest expense.
As of June 30, 2023, we had $350.0 million in aggregate principal amount of revolving loans outstanding under the 2020 Facility.

Market Price Sensitive Instruments
In order to reduce the potential equity dilution associated with our 2025 Notes, we entered into the 2025 Hedge entitling us to purchase our common stock. Upon conversion of the 2025 Notes, the 2025 Hedge is expected to reduce the equity dilution if the daily volume-weighted average price per share of our common stock exceeds the strike price of the applicable hedge. We also entered into warrant transactions with the counterparties of the 2023 Hedge and 2025 Hedge entitling them to acquire shares of our common stock. The warrant transactions could have a dilutive effect on our earnings per share to the extent that the price of our common stock during a given measurement period (the quarter or year to date period) exceeds the strike price of the warrants. See Note 5, Indebtedness, in the Notes to unaudited Consolidated Financial Statements included in this Quarterly Report for further discussion.
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
We translate the financial statements of our foreign subsidiaries with functional currencies other than the U.S. dollar into the U.S. dollar for consolidation using end-of-period exchange rates for assets and liabilities and average exchange rates during each reporting period for results of operations. Net gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany receivables and payables of a long-term investment nature are recorded as a separate component of stockholders’ equity. These adjustments will affect net income only upon sale or liquidation of the underlying investment in foreign subsidiaries. Exchange rate fluctuations resulting from the translation of the short-term intercompany balances between domestic entities and our foreign subsidiaries are recorded as foreign currency transaction gains or losses and are included in other expense, net in the unaudited Consolidated Statements of Operations. For those short-term intercompany balances, we enter into the foreign currency forward contracts to partially offset the impact from fluctuation of the foreign currency rates. The notional amount of the outstanding foreign currency forward contracts was $16.0 million as of June 30, 2023. During the six months ended June 30, 2023, a loss of $(5.0) million was recognized in other expense, net due to the change in the fair value of the derivative instruments, and the fair value of the hedge contracts we held was $(0.1) million on our unaudited Consolidated Balance Sheets as of June 30, 2023. The derivative instruments are recorded in other current assets or other current liabilities in the unaudited Consolidated Balance Sheets commensurate with the nature of the instrument at period end. The notional principal amounts provide one measure of the transaction volume outstanding as of period end, but do not represent the amount of our exposure to market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments. The financial exposures by exchange rate fluctuations are monitored and managed by us as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rules 13a - 15(e) and 15d - 15(e)) as of June 30, 2023. Based on such evaluation, our management has concluded that as of June 30, 2023, the Company’s disclosure controls and procedures are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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
10.1
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

NUVASIVE, INC.

Date: August 2, 2023	By:	/s/ J. Christopher Barry
J. Christopher Barry
Chief Executive Officer

Date: August 2, 2023	By:	/s/ Matthew K. Harbaugh
Matthew K. Harbaugh
Executive Vice President and Chief Financial Officer